Form 10-Q
period 1998-01-31
DELCO REMY INTERNATIONAL INC
filed 1998-03-12
CIK 1046859

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark One)

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended January 31, 1998
                                                               ----------------

                                       OR

  [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From
          ____________________ to _________________


Commission File Number                    1-13683
                      ----------------------------------------------------------

                        Delco remy International, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                          35-1909253
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                          Identification Number)

       2902 Enterprise Drive, Anderson, Indiana                46013
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                             (765) 778-6499
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

          Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                               Yes  X     No  ___
                                   ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                    Number of common shares outstanding
               Class                       as of March 11, 1998
               -----                       --------------------
Common Stock - Class A                           16,673,016
Common Stock - Class B                            7,733,674

                        PART I.  FINANCIAL INFORMATION

                             FINANCIAL STATEMENTS
                             --------------------


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        DELCO REMY INTERNATIONAL, INC.
                                   UNAUDITED

                                                                      Three-Month Period           Six-Month Period
                                                                       Ended January 31            Ended January 31
                                                                   -----------------------------------------------------
                                                                      1998          1997          1998          1997
                                                                   -----------------------------------------------------
                                                                    (in thousands of dollars, except per share amounts)
Net sales                                                           $193,259    $  162,224    $  402,279    $  331,990
Cost of goods sold                                                   154,061       130,670       324,938       262,042
                                                                    ---------   -----------   -----------   -----------
Gross profit                                                          39,198        31,554        77,341        69,948
Selling, engineering, and administrative expenses                     21,230        19,734        42,166        43,069
                                                                    ---------   -----------   -----------   -----------
Operating income                                                      17,968        11,820        35,175        26,879
Interest expense                                                      10,129         9,324        20,650        18,715
                                                                    ---------   -----------   -----------   -----------

Income from continuing operations before income taxes,
   preferred dividend requirements of subsidiary, minority
   interest and deemed dividend on preferred stock conversion          7,839         2,496        14,525         8,164
Minority interest in income of subsidiaries                              482           108         1,021           245
Income taxes                                                           3,020         1,066         5,695         3,347
Deemed dividend on preferred stock conversion                          1,639             -         1,639             -
Preferred dividend requirement of subsidiary                             234           411           645           826
                                                                    ---------   -----------   -----------   -----------
Income from continuing operations                                      2,464           911         5,525         3,746
Discontinued operations:
   Loss from operations of discontinued businesses
   (less applicable tax benefit)                                           -           113             -           326

Extraordinary items
   Write - off of debt issuance costs (less applicable tax benefit)    1,803             -         1,803         2,351
                                                                    ---------   -----------   -----------   -----------
Net income                                                          $    661    $      798    $    3,722    $    1,069
                                                                    =========   ===========   ===========   ===========

BASIC EARNINGS PER COMMON SHARE:
   Income from continuing operations                                $   0.13    $     0.06    $     0.33    $     0.25
   Discontinued operations                                          $      -    $    (0.01)   $        -    $    (0.02)
   Extraordinary items                                              $  (0.10)   $        -    $    (0.11)   $    (0.16)
   Net income                                                       $   0.04    $     0.05    $     0.22    $     0.07

DILUTED EARNINGS PER COMMON SHARE:
   Income from continuing operations                                $   0.12    $     0.05    $     0.29    $     0.22
   Discontinued operations                                          $      -    $    (0.01)   $        -    $    (0.02)
   Extraordinary items                                              $  (0.09)   $        -    $    (0.09)   $    (0.14)
   Net income                                                       $   0.03    $     0.05    $     0.19    $     0.06

           See notes to condensed consolidated financial statements

                     Condensed Consolidated Balance Sheets
                        Delco Remy International, Inc.
                                   Unaudited

                                                                       January 31,           July 31,
                                                                          1998                 1997
                                                                      =================================
                                                                          (in thousands of dollars)
                         ASSETS
                         ------
Current Assets:
     Cash and cash equivalents                                        $       4,400       $      10,050
     Trade accounts receivable, net                                         126,321             110,184
     Other receivables                                                        7,213              10,487
     Inventories                                                            195,493             164,417
     Deferred income taxes                                                   20,421              21,474
     Other current assets                                                     8,638               7,532
                                                                      -------------       -------------
               Total current assets                                         362,486             324,144

Property and equipment                                                      177,014             147,222
Less accumulated depreciation                                                33,810              26,858
                                                                      -------------       -------------
                                                                            143,204             120,364

Deferred financing costs                                                     15,364               8,803
Goodwill (less accumulated amortization)                                    109,308              86,612
Net assets held for disposal                                                 25,188              25,279
Investment in affiliate                                                       5,720               3,119
Other assets                                                                  6,233               2,248
                                                                      -------------       -------------
               Total assets                                           $     667,503       $     570,569
                                                                      =============       =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ----------------------------------------------

Current Liabilities:
     Account payable                                                  $      97,293       $      88,578
     Accrued restructuring charges                                           34,756              37,377
     Liabilities related to discontinued operations                           1,970               3,324
     Other liabilities and accrued expenses                                  45,030              40,317
     Current portion of long-term debt                                          559                 507
                                                                      -------------       -------------
               Total current liabilities                                    179,608             170,103

Long-term debt                                                              355,706             363,261
Other noncurrent liabilities                                                 30,437              22,899
Redeemable exchangeable preferred stock of subsidiary                             -              16,071
Minority interest in subsidiaries                                             9,152               8,032
Stockholders' equity (deficit):
     Common Stock:
          Class A shares                                                        167                  88
          Class B shares                                                         77                  65
   Paid-in capital                                                          106,022               6,677
   Retained earnings (deficit)                                               (8,452)            (12,174)
   Cumulative translation adjustment                                         (3,198)             (1,752)
   Stock purchase plan                                                       (2,016)             (2,701)
                                                                      -------------       -------------
               Total stockholders' equity (deficit)                          92,600              (9,797)
                                                                      -------------       -------------
               Total liabilities and stockholders' equity (deficit)   $     667,503       $     570,569
                                                                      =============       =============

           See notes to condensed consolidated financial statements

                Condensed Consolidated Statements of Cash Flows
                        Delco Remy International, Inc.
                                   Unaudited

                                                                                             Six-Month Period
                                                                                             Ended January 31
                                                                                     --------------------------------
                                                                                         1998                1997
                                                                                     ================================
                                                                                         (in thousands of dollars)
Operating activities:
Net income                                                                           $       3,722       $      1,069
Extraordinary items                                                                          1,803              2,351
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                            10,727             10,839
   Deferred income taxes                                                                     2,021               (832)
   Non-cash interest expense                                                                 1,658              3,805
   Minority interest in subsidiaries                                                         1,021                245
   Preferred dividend requirement of subsidiary                                                645                826
   Deemed dividend on preferred stock conversion                                             1,639                  -
   Changes in operating assets and liabilities, net of acquisitions:
      Accounts receivable                                                                  (10,345)           (10,459)
      Inventories                                                                          (20,777)           (10,415)
      Accounts payable                                                                       5,932            (11,400)
      Other current assets and liabilities                                                     (40)            (3,951)
      Accrued restructuring charges                                                         (2,621)              (907)
      Other non-current assets and liabilities, net                                         (5,169)            10,488
                                                                                     -------------       ------------

Net cash used in operating activities                                                       (9,784)            (8,341)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                                         (52,040)                 -
Purchase of property and equipment                                                         (11,809)           (24,053)
Investment in affiliates                                                                    (2,601)                 -
                                                                                     -------------       ------------

Net cash used in investing activities                                                      (66,450)           (24,053)
                                                                                     -------------       ------------

FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt                                                  145,000            140,000
Payments on long-term debt                                                                (147,257)          (112,669)
Other financing activities                                                                     809              3,764
Proceeds from initial public offering of common stock                                       73,478                  -
                                                                                     -------------       ------------

Net cash provided by financing activities                                                   72,030             31,095

Effect of exchange rate changes on cash                                                     (1,446)             1,005
                                                                                     -------------       ------------

Net decrease in cash and cash equivalents                                                   (5,650)              (294)
Cash and cash equivalents at beginning of period                                            10,050              3,406
                                                                                     -------------       ------------
Cash and cash equivalents at end of period                                           $       4,400       $      3,112
                                                                                     =============       ============

           See notes to condensed consolidated financial statements

                        DELCO REMY INTERNATIONAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended January 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at July 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended July 31, 1997.

2.  INVENTORIES

Inventories consist of the following:

         ---------------------------------------------------------------
                                                  JANUARY     JULY 31,
                                                  31, 1998      1997
         ---------------------------------------------------------------
          Raw material                            $ 82,962    $ 84,583
          Work-in-process                           37,753      20,168
          Finished Goods                            74,778      59,666
                                                  --------    --------
          Total                                   $195,493    $164,417
         ---------------------------------------------------------------

3.  OFFERINGS

On December 22, 1997 the Company issued 4,000,000 shares of Class A Common Stock in an initial public offering at $12.00 per share. Also, on January 16, 1998 the Company issued an additional 600,000 shares of Class A Common Stock at $12.00 per share as a result of the Underwriters' exercise of their over-allotment option. In addition, on December 22, 1997, the Company issued $145,000 of Senior Notes Due 2007 (the Senior Notes). Net proceeds to the Company from such Offerings, after deduction of associated expenses, were approximately $192,700.

On January 29, 1998, the Company consummated the exchange of its unregistered 10 5/8% Senior Subordinated Notes Due 2006 with registered debt having the same terms. There was no cash impact from this exchange.

4.  ACQUISITION

On December 22, 1997, the Company acquired all of the capital stock of Ballantrae for $52,800, including assumed debt, the working capital adjustment and fees and expenses. Ballantrae operates through two subsidiaries: Tractech, a leading producer of traction control systems for heavy duty original equipment manufacturers and the aftermarket; and Kraftube, Inc., a tubing assembly business which sells products to compressor manufacturers for commercial air conditioners and refrigeration equipment. The Company exchanged shares of its Common Stock with a value of approximately $22,000 for the equity of Ballantrae and repaid approximately $29,700 of Ballantrae's debt in cash. The acquisition was treated as a purchase for accounting purposes and resulted in goodwill of $23,275 which is being amortized over 35 years.

The unaudited pro forma consolidated results of operations for the six months ended January 31, 1998 and 1997, assuming the acquisition had been consummated on the first day of each period, are as follows:

-------------------------------------------------------------------------------
                                   SIX MONTHS ENDED           SIX MONTHS ENDED
                                   JANUARY 31, 1998           JANUARY 31, 1997
-------------------------------------------------------------------------------
Revenues                                $417,187               $381,292
Income from continuing operations         37,599                 33,127
Net income                                 4,460                  3,458
-------------------------------------------------------------------------------

The pro forma consolidated financial information does not purport to present what the Company's consolidated results of operations would actually have been if the acquisition had occurred on the first day of the periods presented and is not intended to project future results of operations.

5.  RECAPITALIZATION

In connection with the above-mentioned Offerings and Acquisition, the Company completed several related transactions to restructure its outstanding debt and preferred stock (the Recapitalization). Significant components of the Recapitalization, together with the applicable accounting effects were as follows:

     . The payment of the World Note: The early extinguishment of the World Note resulted in a write-off of the unamortized debt issuance costs of $1,803, net of income taxes, which was accounted for as an extraordinary loss.
     .    The payment in full of the GM Acquisition Note.
     . The exchange of the Junior Subordinated Notes for 2,358,490 shares of Class A Common Stock.
     . The conversion of the outstanding shares of 8% preferred stock of a subsidiary into an 8% subordinated debenture of a subsidiary. This transaction resulted in deemed dividend on preferred stock conversion of $1,639 as shown on the face of the Condensed Consolidated Statement of Operations.
     . The payment in full of $11,800 principal amount of subordinated notes payable to certain former stockholders of acquired subsidiaries.
     . The amendment of the senior credit facility in connection with the consummation of the Offerings.
     .    Payment of certain of the Ballantrae debt assumed in the Acquisition.

6.  SHARE AND PER SHARE INFORMATION

On November 20, 1997, the Company authorized a 16.8-to-one stock split which occurred on December 19, 1997. All share and per share amounts have been adjusted to reflect this split. The basic and diluted earnings per share is determined using the numerator and denominator calculated as follows:

-----------------------------------------------------------------------------------------------------------
                                                          THREE-MONTH PERIOD          SIX-MONTH PERIOD
                                                           ENDED JANUARY 31,          ENDED JANUARY 31,
-----------------------------------------------------------------------------------------------------------
                                                            1998        1997           1998        1997
                                                      -----------------------------------------------------
NUMERATOR:
Income from continuing operations                          $ 2,464      $   911        $ 5,525     $ 3,746
Loss from operations of discontinued businesses                  -          113              -         326
Extraordinary items                                          1,803            -          1,803       2,351
                                                      -----------------------------------------------------
Numerator for basic and diluted earnings per share         $   661      $   798        $ 3,722     $ 1,069

DENOMINATOR:
Denominator for basic earnings per share (weighted          18,878       15,142         17,000      15,155
 average shares)
Effect of dilutive securities:
    Warrants                                                 1,677        1,677          1,677       1,677
    Employee stock options                                       7            -              4           -
    Stock purchase plan                                        523          540            523         535
                                                      -----------------------------------------------------
Denominator for diluted earnings per share
  (weighted average shares and assumed conversions)         21,085       17,359         19,204      17,367
-----------------------------------------------------------------------------------------------------------

7.  SUBSEQUENT EVENTS

On March 05, 1998 the Company announced the acquisition of Atlantic Reman Limited of Canada which is a Ford Authorized Remanufacturer for the Maritimes Province. It remanufactures and distributes engines, starters, alternators and water pumps to Ford dealers as well as General Motors and Chrysler dealers.

Also, the Company has entered into a definitive agreement to acquire a Lucas Varity remanufacturing operation in England. This remanufacturing operation was a division of Lucas Varity plc, the leading supplier of remanufactured starters and alternators to the U. K. independent aftermarket.

8.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR
    SUBSIDIARIES

The Company conducts a significant portion of its business through subsidiaries. The Senior Notes and the Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries (the Subsidiary Guarantors). Certain of the Company's subsidiaries do not guarantee the Senior Notes or the Senior Subordinated Notes (the Non-Guarantor Subsidiaries). The claims of creditors of Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at January 31, 1998 and July 31, 1997 and for the three and six-month periods ended January 31, 1998 and 1997.

The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

The following table sets forth the Guarantor and direct Non-Guarantor
Subsidiaries:

--------------------------------------------------------------------------------
    GUARANTOR SUBSIDIARIES                      NON-GUARANTOR SUBSIDIARIES
--------------------------------------------------------------------------------
Delco Remy America, Inc.                Autovill RT Ltd.
Remy International, Inc.                Power Investments Canada Ltd.
Reman Holdings, Inc.                    Remy UK Limited
Nabco, Inc.                             Delco Remy International (Europe) GmbH
The A & B Group, Inc.                   Remy India Holdings, Inc.
A & B Enterprises, Inc.                 Remy Mauritius Ltd.
Dalex, Inc.                             Remy Korea Holdings, Inc.
A & B Cores, Inc.                       681287 Alberta Ltd.
R & L Tool Company, Inc.                Publitech, Inc.
MCA, Inc. of Mississippi                World Wide Automotive Distributors, Inc.
Power Investments, Inc.                 Autovill Holdings, Inc.
Franklin Power Products, Inc.           Tractech (Ireland) Ltd.
International Fuel Systems, Inc.        Kraftube, Inc.
Marine Drive Systems, Inc.
Marine Corporation of America
Powrbilt Products, Inc.
World Wide Automotive, Inc.
Ballantrae Corporation
Tractech Inc.
--------------------------------------------------------------------------------

                        DELCO REMY INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JANUARY 31, 1998
                          ( IN THOUSANDS OF DOLLARS )

                                                                              DELCO REMY
                                                                            INTERNATIONAL
                                                                                 INC.                         NON-
                                                                               (PARENT       SUBSIDIARY    GUARANTOR
                                                                            COMPANY ONLY )   GUARANTORS   SUBSIDIARIES
                                                                           -------------------------------------------
NET SALES                                                                   $            -    $  199,596   $    28,128
Cost of goods sold                                                                       -       164,692        23,834
                                                                           -------------------------------------------

Gross profit                                                                             -        34,904         4,294

Selling, engineering, & administrative expenses                                        654        18,430         2,597
                                                                           -------------------------------------------
Operating income                                                                      (654)       16,552         2,070
        Interest expense                                                             5,760         4,285            84
                                                                           -------------------------------------------

Income from continuing operations before income taxes,
        preferred dividend requirements of subsidiary, minority
        interest and deemed dividend on preferred stock conversion                  (6,414)       12,267         1,986
Minority interest in income of subsidiary                                                -           436            46
Equity in earnings of subsidiary                                                     4,604             -             -
Income taxes                                                                        (2,471)        4,725           765
Deemed dividend on preferred stock conversion                                            -             -             -
Preferred dividend requirement of subsidiary                                             -             -             -
                                                                           -------------------------------------------

Income from continuing operations                                                      661         7,106         1,174

Extraordinary item:
        Write-off of debt issuance costs
                (less applicable income tax benefit)                                     -         1,803             -
                                                                           -------------------------------------------

Net income                                                                  $          661    $    5,303   $     1,174
                                                                           ===========================================

                                                                                    ELIMINATIONS     CONSOLIDATED
                                                                                    -------------------------------
NET SALES                                                                            $  (34,465)(a)   $     193,259
Cost of goods sold                                                                      (34,465)(a)         154,061
                                                                                   ------------ ----- -------------

Gross profit                                                                                  -              39,198

Selling, engineering, & administrative expenses                                               -              21,681
                                                                                   --------------------------------
Operating income                                                                              -              17,968
        Interest expense                                                                      -              10,129
                                                                                   --------------------------------

Income from continuing operations before income taxes,
        preferred dividend requirements of subsidiary, minority
        interest and deemed dividend on preferred stock conversion                            -               7,839
Minority interest in income of subsidiary                                                     -                 482
Equity in earnings of subsidiary                                                         (4,604)(b)               -
Income taxes                                                                                  -               3,020
Deemed dividend on preferred stock conversion                                             1,639 (c)           1,639
Preferred dividend requirement of subsidiary                                                234 (c)             234
                                                                                   --------------------------------

Income from continuing operations                                                        (6,477)              2,464

Extraordinary item:
        Write-off of debt issuance costs
                (less applicable income tax benefit)                                          -               1,803
                                                                                   --------------------------------

Net income                                                                           $   (6,477)      $         661
                                                                                   ================================

______________________________

(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.
(c) Recording of preferred dividend requirement of subsidiary and deemed dividend on preferred stock conversion

                        DELCO REMY INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JANUARY 31, 1998
                          (IN THOUSANDS OF DOLLARS)

                                                                  Delco Remy
                                                                 International
                                                                     Inc.                       Non-
                                                                   (Parent      Subsidiary    Guarantor
                                                                 Company Only   Guarantors   Subsidiaries  Eliminations Consolidated
                                                                 -------------------------------------------------------------------
Net sales                                                        $         -    $  413,240   $   53,940    ($64,901)(a) $   402,279
Cost of goods sold                                                         -       344,177       45,662     (64,901)(a)     324,938
                                                                 -------------------------------------------------------------------
Gross profit                                                               -        69,063        8,278           -          77,341
Selling, engineering, & administrative expenses                        1,514        35,935        4,717           -          42,166
                                                                 -------------------------------------------------------------------
Operating income                                                      (1,514)       33,128        3,561           -          35,175
     Interest expense                                                 10,568         9,992           90           -          20,650
                                                                 -------------------------------------------------------------------

Income from continuing operations before income taxes,
     preferred dividend requirements of subsidiary, minority
     interest and deemed dividend on preferred stock conversion      (12,082)       23,136        3,471           -          14,525
Minority interest in income of subsidiary                                  -           944           77           -           1,021
Equity in earnings of subsidiary                                      11,066             -            -     (11,066)(b)           -
Income taxes                                                          (4,738)        9,072        1,361           -           5,695
Deemed dividend on preferred stock conversion                              -             -            -       1,639 (c)       1,639
Preferred dividend requirement of subsidiary                               -             -            -         645 (c)         645
                                                                 -------------------------------------------------------------------
Income from continuing operations                                      3,722        13,120        2,033     (13,350)    $     5,525

Extraordinary item:
     Write-off of debt issuance costs
          (less applicable income tax benefit)                             -         1,803            -           -           1,803
                                                                 ------------------------------------------------------------------
Net income                                                       $     3,722    $   11,317   $    2,033    $(13,350)    $     3,722
                                                                 ===================================================================

________________
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.
(c) Recording of preferred dividend requirement of subsidiary and deemed dividend on preferred stock conversion

                        DELCO REMY INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JANUARY 31, 1997
                           (IN THOUSANDS OF DOLLARS)

                                                                      DELCO REMY
                                                                     INTERNATIONAL
                                                                         INC.                            NON-
                                                                        (PARENT        SUBSIDIARY      GUARANTOR
                                                                     COMPANY ONLY)     GUARANTORS     SUBSIDIARIES    ELIMINATIONS
                                                                     ---------------------------------------------------------------
Net sales                                                            $        -        $ 167,361       $  15,110    $ (20,247) (a)
Cost of goods sold                                                            -          139,110          11,807      (20,247) (a)
                                                                     --------------------------------------------------------------

Gross profit                                                                  -           28,251           3,303            -

Selling, engineering, & administrative expenses                             801           16,537           2,396            -
                                                                     -------------------------------------------------------------
Operating income                                                           (801)          11,714             907            -
         Interest expense                                                 4,698            4,598              28            -
                                                                     -------------------------------------------------------------

Income from continuing operations before income taxes,
         preferred dividend requirements of subsidiary, minority
         interest and deemed dividend on preferred stock conversion      (5,499)           7,116             879            -
Minority interest in income of subsidiary                                     -              108               -            -
Equity in earnings of subsidiary                                          3,949                -               -       (3,949) (b)
Income taxes (benefit)                                                   (2,348)           3,039             375            -
Preferred dividend requirement of subsidiary                                  -                -               -          411  (c)
                                                                     --------------------------------------------------------------

Income from continuing operations                                           798            3,969             504       (4,360)

Discontinued operations:
         Loss from operations of discontinued businesses
                (less applicable income tax benefit)                          -              113               -            -
                                                                     --------------------------------------------------------------
Net income                                                           $      798        $   3,856       $     504    $  (4,360)
                                                                     ==============================================================

                                                                                CONSOLIDATED
                                                                                ------------
Net sales                                                                       $    162,224
Cost of goods sold                                                                   130,670
                                                                                ------------

Gross profit                                                                          31,554

Selling, engineering, & administrative expenses
Operating income                                                                      19,734
                                                                                ------------
         Interest expense                                                             11,820
                                                                                ------------
Income from continuing operations before income taxes,
         preferred dividend requirements of subsidiary, minority
         interest and deemed dividend on preferred stock conversion                    2,496
Minority interest in income of subsidiary                                                108
Equity in earnings of subsidiary                                                           -
Income taxes (benefit)                                                                 1,066
Preferred dividend requirement of subsidiary                                             411
                                                                                ------------

Income from continuing operations                                                        911

Discontinued operations:
         Loss from operations of discontinued businesses
                (less applicable income tax benefit)                                     113
                                                                                ------------
Net income                                                                      $        798
                                                                                ============

_______________

(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.
(c)  Recording of preferred dividend requirement of subsidiary.

                        DELCO REMY INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JANUARY 31, 1997
                           (IN THOUSANDS OF DOLLARS)

                                                                 Delco Remy
                                                                 International
                                                                      Inc.                     Non-
                                                                     (Parent    Subsidiary   Guarantor
                                                                 Company Only)  Guarantors  Subsidiaries  Eliminations  Consolidated
                                                                 -------------------------------------------------------------------
Net sales                                                        $        -     $  340,353  $    29,100   $ (37,463)(a) $   331,990
Cost of goods sold                                                        -        277,021       22,484     (37,463)(a)     262,042
                                                                 ------------------------------------------------------------------

Gross profit                                                              -         63,332        6,616           -          69,948

Selling, engineering, & administrative expenses                       1,475         36,929        4,665           -          43,069
                                                                 ------------------------------------------------------------------
Operating income                                                     (1,475)        26,403        1,951           -          26,879
  Interest expense                                                    9,388          9,254           73           -          18,715
                                                                 ------------------------------------------------------------------

Income from  continuing  operations  before  income taxes,
    preferred  dividend requirements of subsidiary, minority
    interest and deemed dividend on preferred stock conversion      (10,863)        17,149        1,878           -           8,164
Minority interest in income of subsidiary                                 -            245            -           -             245
Equity in earnings of subsidiary                                      7,730              -            -      (7,730)(b)           -
Income taxes (benefit)                                               (4,454)         7,031          770           -           3,347
Preferred dividend requirement of subsidiary                              -              -            -         826 (c)         826
                                                                 ------------------------------------------------------------------

Income from continuing operations                                     1,321          9,873        1,108      (8,556)          3,746

Discontinued operations:
    Loss from operations of discontinued businesses
                 (less applicable income tax benefit)                                  326            -           -             326
Extraordinary item:
    Write-off of debt issuance costs
                 (less applicable income tax benefit)                   252          2,099            -           -           2,351
                                                                 ------------------------------------------------------------------
Net income                                                       $    1,069     $    7,448  $     1,108   $  (8,556)    $     1,069
                                                                 ==================================================================

_____________

(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.
(c)  Recording of preferred dividend requirement of subsidiary.

                     DELCO REMY INTERNATIONAL INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               JANUARY 31, 1998
                           (IN THOUSANDS OF DOLLARS)

                                                     Delco Remy
                                                    International
                                                        Inc.                            Non-
                                                      (Parent         Subsidiary      Guarantor
                                                    Company Only)     Guarantors     Subsidiaries   Eliminations       Consolidated
                                                  ---------------------------------------------------------------------------------
Assets:
Current Assets:
  Cash and cash equivalents                       $          -        $    1,001     $    3,399     $         -         $    4,400
  Trade accounts receivable                                  -           113,518         12,803               -            126,321
  Affiliate accounts receivable, net                   128,294            53,306         12,823        (194,423) (a)             -
  Other receivables                                          -             5,280          1,933               -              7,213
  Inventories                                                -           169,718         25,775               -            195,493
  Deferred income taxes                                  4,315            16,106              -               -             20,421
  Other current assets                                       -             7,822            816               -              8,638
                                                  ---------------------------------------------------------------------------------
     Total current assets                              132,609           366,751         57,549        (194,423)           362,486
Property and equipment                                      20           151,642         25,352               -            177,014
Less accumulated depreciation                              (13)          (31,665)        (2,132)              -            (33,810)
                                                  ---------------------------------------------------------------------------------
                                                             7           119,977         23,220               -            143,204
Deferred financing costs                                13,221             2,106             37               -             15,364
Goodwill, net                                                -            86,449         22,859               -            109,308
Net assets held for disposal                                 -            25,188              -               -             25,188
Investment in affiliates                               233,237                 -              -        (227,517) (b)(c)      5,720
Other assets                                             8,244            (3,947)         1,936               -              6,233
                                                  ---------------------------------------------------------------------------------
     Total Assets                                 $    387,318        $  596,524     $  105,601     $  (421,940)        $  667,503
                                                  =================================================================================
Liabilities and shareholders' equity:
Current Liabilities:
  Accounts payable                                         195            90,972          6,126               -             97,293
  Affiliate accounts payable                                 -           174,144         20,279        (194,423) (a)             -
  Accrued restructuring charges                              -            34,756              -               -             34,756
  Liabilities related to discontinued operations             -             1,970              -               -              1,970
  Other liabilities and accrued expenses                (4,304)           45,065          4,269               -             45,030
  Current portion of long-term debt                          -               514             45               -                559
                                                  ---------------------------------------------------------------------------------
     Total current liabilities                          (4,109)          347,421         30,719        (194,423)           179,608
Long-term debt, less current portion                   285,000            70,073            633               -            355,706
Other non-current liabilities                           10,629            17,327          2,481               -             30,437
Minority interest in subsidiary                              -             7,423          1,729               -              9,152
Shareholders' equity (deficit):
  Common stock:
     Class A Shares                                        167                 -              -               -                167
     Class B Shares                                         77                 -              -               -                 77
  Paid-in capital                                      106,022                 -              -               -            106,022
  Subsidiary investment                                      -           141,744         65,847        (207,591) (b)             -
  Retained earnings (deficit)                           (8,452)           12,536          7,390         (19,926) (c)        (8,452)
  Cumulative translation adjustment                          -                 -         (3,198)              -             (3,198)
Stock purchase plan                                     (2,016)                -              -               -             (2,016)
                                                  ---------------------------------------------------------------------------------
     Total shareholders' equity (deficit)               95,798           154,280         70,039        (227,517)            92,600
                                                  ---------------------------------------------------------------------------------
      Total liabilities and shareholders' equity
        (deficit)                                 $    387,318        $  596,524     $  105,601     $  (421,940)        $  667,503
                                                  =================================================================================

____________________

(a)  Eliminations of intercompany receivables and payables
(b)  Elimination of investments in subsidiaries
(c)  Elimination of investments in subsidiaries' earnings

                        DELCO REMY INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                   31-JUL-97
                           (IN THOUSANDS OF DOLLARS)

                                                                         DELCO REMY
                                                                        INTERNATIONAL
                                                                            INC.                        NON-
                                                                           (PARENT      SUBSIDIARY    GUARANTOR
                                                                        COMPANY ONLY)   GUARANTORS   SUBSIDIARIES   ELIMINATIONS
                                                                    --------------------------------------------------------------
Assets:
Current Assets:
        Cash and cash equivalents                                   $           -         $  1,504     $   8,546  $       -
        Trade accounts receivable                                               -           99,745        10,439          -
        Affiliate accounts receivable, net                                      -           33,409             2    (33,411) (a)
        Other receivables                                                       -            9,605           882          -
        Inventories                                                             -          145,035        19,382          -
        Deferred income taxes                                               4,315           17,159             -          -
        Other current assets                                                    -            7,052           480          -
                                                                    --------------------------------------------------------------
                 Total current assets                                       4,315          313,509        39,731    (33,411)
Property and equipment                                                         20          133,769        13,433          -
Less accumulated depreciation                                                 (13)         (22,353)       (4,492)         -
                                                                    --------------------------------------------------------------
                                                                                7          111,416         8,941          -
Deferred financing costs                                                    5,148            3,655             -          -
Goodwill, net                                                                   -           76,437        10,175          -
Net assets held for disposal                                                    -           25,279             -          -
Investment in affiliates                                                  171,614                -             -   (168,495) (b)(c)
Other assets                                                                1,953           (1,463)        1,758          -
                                                                    --------------------------------------------------------------
               Total Assets                                         $     183,037         $528,833     $  60,605  $(201,906)
                                                                    ==============================================================

Liabilities and shareholders' equity:
Current Liabilities:
        Accounts payable                                                      195           82,585         5,798          -
        Affiliate accounts payable                                         15,684            6,152        11,575    (33,411) (a)
        Accrued restructuring charges                                           -           37,377             -          -
        Liabilities related to discontinued operations                          -            3,324             -          -
        Other liabilities and accrued expenses                             (9,815)          44,141         5,991          -
        Current portion of long-term debt                                       -              506             1          -
                                                                    --------------------------------------------------------------
                  Total current liabilities                                 6,064          174,085        23,365    (33,411)
Long-term debt, less current portion                                      173,511          189,669            81          -
Other non-current liabilities                                              11,507           11,336            56          -
Redeemable convertible preferred stock                                          -           16,071             -          -
Minority interest in subsidiary                                                 -            6,504         1,528          -
Shareholders' equity (deficit):
        Common stock:
                Class A Shares                                                 88                -             -          -
                Class B Shares                                                 65                -             -          -
        Paid-in capital                                                     6,677                -             -          -
        Subsidiary investment                                                   -          127,665        31,970   (159,635) (b)
        Retained earnings (deficit)                                       (12,174)           3,503         5,357     (8,860) (c)
        Cumulative translation adjustment                                       -                -        (1,752)         -
        Stock purchase plan                                                (2,701)               -             -          -
                                                                    --------------------------------------------------------------
                  Total shareholders' equity (deficit)                     (8,045)         131,168        35,575   (168,495)
                                                                    --------------------------------------------------------------
          Total liabilities and shareholders' equity (deficit)      $     183,037         $528,833     $  60,605  $(201,906)
                                                                    ==============================================================

                                                                                     CONSOLIDATED
                                                                                     ------------
Assets:
Current Assets:
        Cash and cash equivalents                                                    $     10,050
        Trade accounts receivable                                                         110,184
        Affiliate accounts receivable, net                                                      -
        Other receivables                                                                  10,487
        Inventories                                                                       164,417
        Deferred income taxes                                                              21,474
        Other current assets                                                                7,532
                                                                                     ------------
                 Total current assets                                                     324,144
Property and equipment                                                                    147,222
Less accumulated depreciation                                                             (26,858)
                                                                                     ------------
                                                                                          120,364
Deferred financing costs                                                                    8,803
Goodwill, net                                                                              86,612
Net assets held for disposal                                                               25,279
Investment in affiliates                                                                    3,119
Other assets                                                                                2,248
                                                                                     ------------
               Total Assets                                                          $    570,569
                                                                                     ============

Liabilities and shareholders' equity:
Current Liabilities:
        Accounts payable                                                                   88,578
        Affiliate accounts payable                                                              -
        Accrued restructuring charges                                                      37,377
        Liabilities related to discontinued operations                                      3,324
        Other liabilities and accrued expenses                                             40,317
        Current portion of long-term debt                                                     507
                                                                                     ------------
                  Total current liabilities                                               170,103
Long-term debt, less current portion                                                      363,261
Other non-current liabilities                                                              22,899
Redeemable convertible preferred stock                                                     16,071
Minority interest in subsidiary                                                             8,032
Shareholders' equity (deficit):
        Common stock:
                Class A Shares                                                                 88
                Class B Shares                                                                 65
        Paid-in capital                                                                     6,677
        Subsidiary investment                                                                   -
        Retained earnings (deficit)                                                       (12,174)
        Cumulative translation adjustment                                                  (1,752)
        Stock purchase plan                                                                (2,701)
                                                                                     ------------
                  Total shareholders' equity (deficit)                                     (9,797)
                                                                                     ------------
          Total liabilities and shareholders' equity (deficit)                       $    570,569
                                                                                     ============


___________________

(a)  Eliminations of intercompany receivables and payables
(b)  Elimination of investments in subsidiarires
(c)  Elimination of investments in subsidiaries' earnings

                        DELCO REMY INTERNATIONAL, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JANUARY 31, 1998
                           (IN THOUSANDS OF DOLLARS)

                                                     DELCO REMY
                                                    INTERNATIONAL
                                                        INC.                     NON-
                                                       (PARENT    SUBSIDIARY  GUARANTOR
                                                    COMPANY ONLY) GUARANTORS SUBSIDIARIES ELIMINATIONS    CONSOLIDATED
                                                    ---------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                               $3,722     $11,317      $2,033    ($13,350)            $3,722
Extraordinary item                                          -         1,803         -           -                1,803
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
       Depreciation and amortization                         72       9,934         721         -               10,727
       Equity in earnings of subsidiary                 (11,066)        -           -        11,066  (a)             -
       Deferred income taxes                             (4,467)      6,869        (381)        -                2,021
       Non-cash interest expense                          1,396         262         -           -                1,658
       Minority interest in subsidiary                      -           944          77         -                1,021
       Preferred dividend requirement of
            subsidiary                                      -            -          -           645  (b)           645
       Deemed dividend on preferred
            stock conversion                                -                       -         1,639  (b)         1,639
       Changes in operating assets and
            liabilities, net of acquisitions:
            Accounts receivable                             -       (10,458)        113         -              (10,345)
            Inventories                                     -       (17,894)     (2,883)        -              (20,777)
            Accounts payable                                -         6,861        (929)        -                5,932
            Intercompany accounts                      (143,978)    148,095      (4,117)        -                  -
            Other current assets and liabilities          5,511      (2,363)     (3,188)        -                  (40)
            Accrued restructuring                           -        (2,621)          -         -               (2,621)
            Other non-current assets and
                 liabilities, net                        (6,727)     (6,337)      7,895         -               (5,169)
                                                    ---------------------------------------------------------------------
Net cash (used by) provided by operating activities    (155,537)    146,412        (659)        -               (9,784)
                                                    ---------------------------------------------------------------------

INVESTING ACTIVITIES:
Acquisition, net of cash acquired                       (52,040)        -           -           -              (52,040)
Purchase of proerty and equipment                           -        (8,215)     (3,594)        -              (11,809)
Investment in affiliates                                 (2,601)        -           -           -               (2,601)
                                                    ---------------------------------------------------------------------
Net cash (used in) provided by investing activities     (54,641)     (8,215)     (3,594)        -    -         (66,450)
                                                    ---------------------------------------------------------------------

FINANCING ACTIVITIES:

Proceeds from issurance of long term debt               145,000         -           -           -              145,000
Payments on long-term debt                               (8,300)   (138,957)        -           -             (147,257)
Other financing activities                                              257         552                            809
Proceeds from initial public offering                    73,478         -           -           -               73,478
                                                    ---------------------------------------------------------------------
Net cash provided by (used in) financing activities     210,178    (138,700)        552         -               72,030
                                                    ---------------------------------------------------------------------

Effect of exhange rate changes on cash                      -           -        (1,446)        -               (1,446)
                                                    ---------------------------------------------------------------------
Net (decrease) in cash and cash equivalents                 -          (503)     (5,147)        -               (5,650)
                                                    =====================================================================
                                                                                                                   -
Cash and cash equivalents at beginning of year              -         1,504       8,546         -               10,050
                                                                                                                   -
                                                    ---------------------------------------------------------------------
Cash and cash equivalents at end of year                $   -       $ 1,001     $ 3,399    $    -              $ 4,400
                                                    =====================================================================

______________

(a)  Elimination of equity in earnings of subsidiary.
(b) Recording of preferred dividend requirement of subsidiary and deemed dividend on preferred stock conversion

                        DELCO REMY INTERNATIONAL, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JANUARY 31, 1997
                          (IN THOUSANDS OF DOLLARS)

                                                    DELCO REMY
                                                   INTERNATIONAL
                                                       INC.                     NON-
                                                      (PARENT    SUBSIDIARY  GUARANTOR
                                                   COMPANY ONLY) GUARANTORS SUBSIDIARIES  ELIMINATIONS        CONSOLIDATED
                                                   -----------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                           $    1,069   $   7,448   $   1,108   $  (8,556)           $   1,069
Extraordinary item                                          252       2,099           -           -                2,351
Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                         -      10,590         249           -               10,839
        Equity in earnings of subsidiary                 (7,730)          -           -       7,730  (a)               -
        Deferred income taxes                             7,222      (7,257)       (797)          -                 (832)
        Non-cash interest expense                         1,537       2,268           -           -                3,805
        Minority interest in subsidiary                       -         245           -           -                  245
        Preferred dividend requirement of
             subsidiary                                       -           -           -         826  (b)             826
        Changes in operating assets and
             liabilities, net of acquisitions:
             Accounts receivable                              -      (9,536)       (923)          -              (10,459)
             Inventories                                      -      (9,685)       (730)          -              (10,415)
             Accounts payable                                (2)    (11,081)       (317)          -              (11,400)
             Intercompany accounts                     (108,204)    102,484       5,720           -                    -
             Other current assets and liabilities       (11,299)      5,492       1,856           -               (3,951)
             Accrued restructuring                            -        (907)          -           -                 (907)
             Other non-current assets and
                  liabilities, net                       (8,189)     23,265      (4,588)          -               10,488
                                                   -----------------------------------------------------------------------
Net cash (used by) provided by operating activities    (125,344)    115,425       1,578          -     -          (8,341)
                                                   -----------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchasing of proerty and equipment                           -     (21,564)     (2,489)         -               (24,053)

                                                   -----------------------------------------------------------------------
Net cash (used in) provided by investing activities           -     (21,564)     (2,489)         -               (24,053)
                                                   -----------------------------------------------------------------------

FINANCING ACTIVITIES:

Proceeds from issurance of long term debt               140,000           -           -          -               140,000
Payments on long term debt                              (16,000)    (96,669)          -          -              (112,669)
Other financing activities                                1,272       2,492                                        3,764
                                                   -----------------------------------------------------------------------
Net cash provided by (used in) financing activities     125,272     (94,177)          -          -                31,095
                                                   -----------------------------------------------------------------------

Effect of exhange rate changes on cash                        -           -       1,005          -                 1,005
                                                   -----------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalent         (72)       (316)         94          -                  (294)
                                                   -----------------------------------------------------------------------

Cash and cash equivalents at beginning of year               68       1,434       1,904          -                 3,406
                                                   -----------------------------------------------------------------------
Cash and cash equivalents at end of year             $       (4)  $   1,118   $   1,998   $      -             $   3,112
                                                   =======================================================================

________

(a)  Elimination of equity in earnings of subsidiary.
(b)  Recording of preferred dividend requirement of subsidiary.

                                    ITEM 2.

                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

     The following table sets forth certain financial statement data expressed in thousands of dollars and as percent of sales.

                                                                  THREE MONTHS ENDED JANUARY 31
                                                         -------------------------------------------------
                                                                    1998                     1997
                                                         -----------------------    -----------------------
                       (THOUSANDS OF DOLLARS)              AMOUNT          %          AMOUNT         %
                                                         =======================    =======================
Net sales                                                $ 193,259       100.0%     $ 162,224      100.0%
Cost of sales                                              154,061        79.7%       130,670       80.5%
                                                         -----------------------    -----------------------
Gross profit                                                39,198        20.3%        31,554       19.5%
Selling, engineering, and administrative                    21,230        11.0%        19,734       12.2%
Restructuring charges                                            -           -              -          -
                                                         -----------------------    -----------------------
Operating income                                            17,968         9.3%        11,820        7.3%
Interest expense                                            10,129         5.2%         9,324        5.7%
Provision for income taxes                                   3,020         1.6%         1,066        0.7%
Minority interest                                              482         0.2%           108        0.1%
Non-recurring deemed dividend on preferred
      stock conversion                                       1,639         0.8%             -          -
Preferred dividend requirement of subsidiary                   234         0.1%           411        0.3%
Discontinued operations:
     Loss from operations of discontinued
     business less income taxes                                  -           -            113        0.1%
Loss on disposal of PMF business                                 -           -              -          -
Write-off of debt issuance costs net of tax                  1,803         0.9%             -          -
                                                         -----------------------    -----------------------
Net income                                               $     661         0.3%     $     798        0.5%
                                                         =======================    =======================

ADJUSTED NET INCOME
-------------------
Net income                                               $     661                  $     798
   Non-recurring charges:
     Non-recurring deemed dividend on
      preferred stock conersion *                            1,639                          -
       Loss from discontinued operations                         -                        113
       Extraordinary items                                   1,803                          -
                                                         ----------                 ----------
Adjusted net income                                          4,103                        911


ADJUSTED EARNINGS PER SHARE
---------------------------
Adjusted net income                                      $    0.16                  $    0.03

Adjusted weighted shares outstanding **                     26,087                     26,087

                                                                 SIX MONTHS ENDED JANUARY 31
                                                       --------------------------------------------------
                                                                  1998                     1997
                                                       -----------------------    -----------------------
                       (THOUSANDS OF DOLLARS)            AMOUNT          %          AMOUNT         %
                                                       =======================    =======================
Net sales                                              $   402,279    100.0%       $  331,990     100.0%
Cost of sales                                              324,938     80.8%          262,042      78.9%
                                                       -----------------------    -----------------------
Gross profit                                                77,341     19.2%           69,948      21.1%
Selling, engineering, and administrative                    42,166     10.5%           43,069      13.0%
Restructuring charges                                            -        -                 -         -
                                                       -----------------------    -----------------------
Operating income                                            35,175      8.7%           26,879       8.1%
Interest expense                                            20,650      5.1%           18,715       5.6%
Provision for income taxes                                   5,695      1.4%            3,347       1.0%
Minority interest                                            1,021      0.3%              245         -
Non-recurring deemed dividend on preferred
      stock conversion                                       1,639      0.4%                -         -
Preferred dividend requirement of subsidiary                   645      0.2%              826       0.2%
Discontinued operations:
     Loss from operations of discontinued
     business less income taxes                                  -        -               326       0.1%
Loss on disposal of PMF business                                 -        -                 -         -
Write-off of debt issuance costs net of tax                  1,803      0.4%            2,351       0.7%
                                                       -----------------------    -----------------------
Net income                                             $     3,722      0.9%       $    1,069       0.3%
                                                       =======================    =======================

ADJUSTED NET INCOME
-------------------
Net income                                             $     3,722                 $    1,069
   Non-recurring charges:
     Non-recurring deemed dividend on
      preferred stock conersion *                            1,639                          -
       Loss from discontinued operations                         -                        326
       Extraordinary items                                   1,803                      2,351
                                                       -------------               ------------
Adjusted net income                                          7,164                      3,746


ADJUSTED EARNINGS PER SHARE
---------------------------
Adjusted net income                                           0.27                 $     0.14

Adjusted weighted shares outstanding **                     26,087                     26,087

*Non-recurring, non-cash charge resulting from the offerings.

**Adjusted weighted shares outstanding assumes exercise of warrants and all shares outstanding for all periods.

THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

     Net Sales   Net sales were $193.3 for the three months ended January 31,
1998, an increase of $31.1, or 19.2%, from $162.2 for the comparable period of 1997. The increase resulted from the inclusion of World Wide Automotive, and Ballantrae's net sales of $19.0. Additionally a strong market for Heavy Duty OEM electrical products as well as Automotive OEM demand from General Motors contributed to the net sales increase.

     Gross Profit   Gross Profit was $39.2 for the three months ended January
31, 1998, an increase of $7.6, or 24.1%, from $31.6 for the comparable period of 1997. The increase was attributable to the inclusion of World Wide Automotive, which was purchased in May, 1997 and Ballantrae, purchased in December, 1997.
If World Wide and Ballantrae had not been included, the Gross Profit percent would have been 20.3%, or about a 0.8% percent increase from 19.5% for the comparable period in 1997. The primary cause for this increase was strong OEM volume as well as cost reductions in the focus factories. These gains were partially offset by the startup costs for the two new focus factories and the reclassification of certain costs included in SE&A in the prior year but charged to cost of sales in fiscal 1998.

     Selling, Engineering and Administrative Expenses   Selling, engineering,
and administrative ("SE&A") expenses were $21.2 for the three months ended January 31, 1998, an increase of $1.4, or 7.1%, from $19.8 for the comparable period of 1997. As a percentage of net sales, SE&A expenses decreased to 11.2% for the three months ended January 31, 1998 from 12.2% for the comparable period of 1997. SE&A expense increase is the addition of World Wide and Ballantrae offset by the reclassification of certain SE&A expenses to cost of sales as noted above.

     Operating Income   Operating income was $18.0 for the three months ended
January 31, 1998, an increase of $6.2 from $11.8 for the comparable period of 1997. As a percentage of net sales, operating income increased to 9.3% for the three months ended January 31, 1998 from 7.3% for the comparable period of 1997. The increase in operating income is the result of the inclusion of World Wide Automotive and Ballantrae in the current period. Operating income as a percent of sales excluding World Wide and Ballantrae was 9.2% for the three months ended January 31, 1998 versus 7.3% in the comparable period of 1997. The increase was due to the additional volume and cost improvements as discussed above.

     Interest Expense   Interest expense for the three months ended January 31,
1998 was $10.2, an increase of $0.9, or 9.7%, compared to $9.3 for the comparable period of 1997. The increase was primarily due to the additional debt to finance the acquisition of World Wide and Ballantrae partially reduced by the cash raised from the 4.6 million shares issued in the initial public offering and the lower rates provided by the issuance of the 8 5/8% Senior Notes for $145.0.

     Income Taxes     Income taxes for the three months ended January 31, 1998
of $3.0 and were $1.1 for the same period of 1997. The Company's effective tax rate varies between 39% to 40%, based on income levels and other factors involving the states and countries in which the company does business.

     Non-recurring Deemed Dividend of Preferred Stock Conversion.   In December
1997, a deemed dividend of subsidiary arose from the exchange of the redeemable exchangeable preferred stock of subsidiary for the excess of the fair value of the 8% Subordinated Debenture over the carrying value of the redeemable exchangeable preferred stock of subsidiary resulting in a non-recurring charge of $1.6 for the three month period ending January 31, 1998.

     Loss from Discontinued Operations    While there was no loss from
discontinued operations in 1998, the Company did incur such a loss of $0.1 for the three months ended January 31, 1997 relating to the Company's Powder Metal Forge Business (PMF).

     Write Off of Debt Issuance Cost.   In December 1997, certain debt was
retired with the proceeds from the senior notes and initial public offering. Unamortized issuance costs, net of income taxes, of $1.8 relating to the retired debt was written off in the three month period ended January 31, 1998.

     Net Income   Net income was $0.7 for the three months ended January 31,
1998, a decrease of $0.1, from the $0.8 reported for the comparable period of 1997. The decrease in net income was principally the result of the inclusion of one time non-recurring expenses, write-off of debt issuance costs and deemed dividend on preferred stock conversion, resulting from the refinancing activities. Net income before non-recurring expenses was $4.1 an increase of $3.2 over the comparable period of 1997.


SIX MONTHS ENDED JANUARY 31, 1998 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1997

     Net Sales   Net sales were $402.3 for the six months ended January 31,
1998, an increase of $70.3, or 21.2%, from $332.0 for the same period of 1997. The increase resulted from the inclusion of World Wide Automotive and Ballantrae's net sales of $36.5. The remainder of the increase resulted from strong demand in the Heavy Duty OEM market and increased GM volume compared to 1997.

     Gross Profit   Gross Profit was $77.3 for the six months ended January 31,
1998, an increase of $7.4, or 10.6%, from $69.9 for the six months ended January 31, 1997. As a percentage of net sales, gross profit decreased 1.9% for the six months ended January 31, 1998 from 21.1% for the comparable period of 1997.
This decrease was primarily attributable to a change in aftermarket sales volume from higher margin heavy duty to lower margin light duty product lines, in addition to reclassification of certain expenses from SE&A to overhead and the startup costs associated with the three new focus factories. Gross profit as a percent of net sales improved as a result of lower costs in the new focus factories.

     Selling, Engineering and Administrative Expenses   SE&A expenses were $42.1
for the six months ended January 31, 1998, a decrease of $0.9, or 2.1%, from $43.0 for the comparable period of 1997. As a percentage of net sales, SE&A expenses decreased to 10.5% for the six months ended January 31, 1998 from 13.0% for the comparable period of 1997. The reduction in expenses occurred principally from the reclassification of certain expenses to overhead offset by the inclusion of World Wide and Ballantrae in the current period.

     Operating Income   Operating income was $35.2 for the six months ended
January 31, 1998, an increase of $8.3, or 30.9%, from $26.9 for the comparable period of 1997. The increase in operating income is the result of the inclusion of World Wide and Ballantrae in the current period. Operating income as a percent of sales excluding World Wide and Ballantrae was 8.5% for the six months ended January 31, 1997, versus 8.1% in the comparable period of 1997. The increase reflects the changes noted above.

     Interest Expense   Interest expense for the six months ended January 31,
1998 was $20.7, an increase of $2.0, or 10.7%, compared to $18.7 for the comparable period of 1997. The increase was primarily due to; the additional debt incurred to finance the acquisition of World Wide and Ballantrae. The additional debt was partially offset by the refinancing activities.

     Income Taxes     Income taxes for the six months ended January 31, 1998 of
$5.8, and $3.4 for the comparable period of 1997, represent effective tax rates of 40.0% and 41.5%, respectively.

     Non-recurring Deemed Dividend of Preferred Stock Conversion.   In December
1997, a deemed dividend of subsidiary arose from the exchange of the redeemable exchangeable preferred stock of subsidiary for the excess of the fair value of the 8% Subordinated Debenture over the carrying value of the redeemable exchangeable preferred stock of subsidiary resulting in a non-recurring charge of $1.6 for the six month period ending January 31, 1998.

     Loss from Discontinued Operations   While there was no loss from
discontinued operations in 1998. The Company did incur such a loss of $0.3 for the same period of 1997. The loss relates to the Company's Powder Metal Forge ("PMF") business.

     Write Off of Debt Issuance Cost.   In December 1997, certain debt was
retired out of the proceeds from the senior notes and initial public offering. Unamortized issuance costs, net of income taxes, of $1.8 relating to the retired debt was written off in the six month period ended January 31, 1998. In August 1996, certain debt was retired out of the proceeds from the Senior Subordinated Debt. Unamortized issuance costs, net of income taxes, of $2.4 relating to the retired debt was written off in the six month period ended January 31, 1997.

     Net Income   Net income was $3.7 for the six months ended January 31, 1998, an increase of $2.6, from $1.1 for the comparable period of 1997. Net income before non-recurring charges was $7.1 for the six months ended January 31, 1998. This is an increase of $3.3 over the same period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs include required debt service, working capital needs and the funding of capital expenditures. The Company anticipates lower working capital requirements from a reduction in the inventory that was increased to provide for the relocation to the focus factories as well as the shut down of the Meridian, Mississippi OEM operations.

     Interest payments under the Company's indebtedness will result in significant liquidity requirements for the Company.

     Cash interest expense for the six months ended January 31, 1998 and the six months ended January 31, 1997 was $19.0 and $14.9, respectively. Non-cash interest accrued during the six months ended January 31, 1998 and the six months ended January 31,1997 was $1.7 and $3.8, respectively, or 8.2% and 20.3%, respectively, of total interest expense. The Company has no significant requirements for principal payments until the year 2006.

     The Company's capital expenditures were $11.8 for the six months ended January 31, 1998 and $24.1 for the six months ended January 31, 1997. The Company has budgeted capital expenditures of approximately $13.5 for the remainder of fiscal year 1998. Planned capital expenditures consist primarily of production equipment for the Company's new focus plants. Cost reduction programs account for a significant portion of planned capital expenditures and include upgrades in machinery technology, new quality standards and environmental compliance.

     The Company's principal sources of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Senior Credit Facility. The Senior Credit Facility provides $180.0 of revolving loans. As of January 31, 1998 there were $34.6 in borrowings outstanding under the Senior Credit Facility.

     The Company's initial public offering of 4.6 million shares of Class A Common Stock in December 1997 and January 1998 generated net proceeds of $51.3. The Company also issued 8 5/8% Senior Subordinated Notes with net proceeds of $141.4 in December 1997. These proceeds were used to pay off debt with higher interest rates and less favorable terms. On January 31, 1998 the debt to total capitalization of the Company was 77.8% as compared to 93.2% on January 31, 1997.

     The Company believes that cash generated from operations, together with the amounts available under the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. The Company's future operating performance and ability to service, extend, or refinance its indebtedness will be subject to future economic conditions and to financial, business and other factors that are beyond the Company's control.

SEASONALITY

     The Company's business is moderately seasonal, as its major OEM customers historically have one- to two-week summer shutdowns of operations during the fourth fiscal quarter. In addition, the Company typically has shut down its own operations for one week each July, depending on backlog, scheduled maintenance and inventory buffers, as well as an additional week during the December holidays. Consequently, the Company's second and fourth quarter results reflect the effects of these shutdowns.

YEAR 2000

     The Company has developed a plan to modify the existing information technology to recognize the year 2000 and have begun converting our critical data processing systems. We currently expect the project to be substantially complete by early calendar year 1999. This estimate includes internal costs, but excludes the cost to upgrade and replace systems in the normal course of business. The Company does not expect this project to have a material effect on operations.

EFFECTS OF INFLATION

     The Company believes that the relatively moderate inflation over the last few years has not had a significant impact on the Company's revenues or profitability and that it has been able to offset the effects of inflation by increasing prices or by realizing improvements in operating efficiency. The Company has provisions in many of its contracts which provide for the pass through of fluctuations in the price of certain raw materials, such as copper and aluminum.

FOREIGN SALES

     Approximately 20.0% of the Company's net sales is derived from sales made to customers in foreign countries. Because of these foreign sales, the Company's business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

                         PART II.   OTHER INFORMATION
                         ----------------------------


Item 1.    LEGAL PROCEEDINGS.
-------    ------------------

           None

ITEM 2.    CHANGES IN SECURITIES.
-------    ----------------------

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
-------    --------------------------------

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------    ----------------------------------------------------

           None

ITEM 5.    OTHER INFORMATION.
-------    ------------------

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
-------    ---------------------------------

           (a) Reports on Form 8-K.   The Company has not filed any reports on
               ---------------------
           Form 8-K during the quarterly period ended January 31, 1998.

           (b) Exhibit 2.1.  Restated Certificate of Incorporation of Delco
               ------------
           Remy International, Inc.

           (c) Exhibit 2.2.  Bylaws of Delco Remy International, Inc.
               ------------

           (d) Exhibit 4.1.  Delco Remy International, Inc. 8-5/8% Senior Notes
               ------------
           Due 2007 - Indenture

           (e) Exhibit 10.1.  Delco Remy International, Inc. $145,000,000 8-5/8%
               -------------
           Senior Notes Due 2007 - Underwriting Agreement

           (f) Exhibit 10.2.  4,000,000 Shares Delco Remy International, Inc.
               -------------
           Class A Common Stock ($.01 Par Value) - Underwriting Agreement

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DELCO REMY INTERNATIONAL, INC.
                                        ------------------------------
                                                  (Registrant)


                                             /s/ David L. Harbert
Date:  March 11, 1998                   By: _______________________________
                                             David L. Harbert
                                             Executive Vice President and
                                             Chief Financial Officer


                                             /s/ David E. Stoll
Date:  March 11, 1998                   By: _______________________________
                                             David E. Stoll
                                             Vice President and Controller
                                             Chief Accounting Officer