Form 10-Q
period 1998-04-30
DELCO REMY INTERNATIONAL INC
filed 1998-06-12
CIK 1046859

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark One)

/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended April 30, 1998

                                       OR

/   /  Transition  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
       Exchange Act of 1934 for the Transition Period From ____________________ to _________________


Commission File Number             1-13683

                        Delco Remy International, Inc.
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

                               Yes _X_    No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                         Number of common shares outstanding
             Class                              as of May 29, 1998
     Common Stock - Class A                         16,712,839
     Common Stock - Class B                          7,733,674

                          PART I. FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

                 Condensed Consolidated Statements of Operations
                 Delco Remy International, Inc. and Subsidiaries
                                    Unaudited

                                                                          -----------------------------------------------------
                                                                             Three Month Period           Nine Month Period
                                                                               Ended April 30               Ended April 30
                                                                          -----------------------------------------------------
                                                                             1998          1997           1998          1997
                                                                          =====================================================
              (in thousands of dollars, except per share amounts )
Net sales                                                                 $ 217,083     $ 177,727      $ 619,362      $ 509,717
Cost of goods sold                                                          172,349       139,639        497,287        401,681
                                                                          ---------     ---------      ---------      ---------
Gross profit                                                                 44,734        38,088        122,075        108,036
Selling, engineering, and administrative expenses                            24,461        22,713         66,627         65,782
                                                                          ---------     ---------      ---------      ---------
Operating income                                                             20,273        15,375         55,448         42,254
Interest expense                                                              9,748        10,124         30,398         28,839
                                                                          ---------     ---------      ---------      ---------

Income from continuing operations before minority interest,
     income taxes, deemed dividend on preferred stock conversion,
     and preferred dividend requirements of subsidiary                       10,525         5,251         25,050         13,415
Minority interest in income of subsidiaries                                     524           383          1,545            628
Income taxes                                                                  4,074         1,917          9,769          5,264
Deemed dividend on preferred stock conversion                                    --            --          1,639             --
Preferred dividend requirement of subsidiary                                     --           410            645          1,236
                                                                          ---------     ---------      ---------      ---------
Income from continuing operations                                             5,927         2,541         11,452          6,287
Discontinued operations:
     Loss from operations of discontinued businesses
     (net of  applicable tax benefit)                                            --           194             --            520
                                                                          ---------     ---------      ---------      ---------
Income before extraordinary items                                             5,927         2,347         11,452          5,767

Extraordinary item:
     Write-off of debt issuance costs (net of applicable tax benefit)            --            --          1,803          2,351
                                                                          ---------     ---------      ---------      ---------
Net  income                                                               $   5,927     $   2,347      $   9,649      $   3,416
                                                                          =========     =========      =========      =========


Basic Earnings Per Common Share:
     Income from continuing operations                                    $    0.25     $    0.18      $    0.70      $    0.44
     Discontinued operations                                                     --         (0.01)            --          (0.04)
     Extraordinary items                                                         --            --          (0.11)         (0.16)
                                                                          ---------     ---------      ---------      ---------
     Net income                                                           $    0.25     $    0.16      $    0.59      $    0.24
                                                                          =========     =========      =========      =========

Diluted Earnings Per Common Share:
     Income from continuing operations                                    $    0.23     $    0.15      $    0.61      $    0.37
     Discontinued operations                                                     --         (0.01)            --          (0.03)
     Extraordinary items                                                         --            --          (0.10)         (0.14)
                                                                          ---------     ---------      ---------      ---------
     Net income                                                           $    0.23     $    0.14      $    0.51      $    0.20
                                                                          =========     =========      =========      =========

            See notes to condensed consolidated financial statements

                      Condensed Consolidated Balance Sheets
                 Delco Remy International, Inc. and Subsidiaries
                                    Unaudited

                                                                 -------------------------
                                                                   April 30,      July 31,
                                                                     1998           1997
                                                                 =========================
                                                                 (in thousands of dollars)
                           ASSETS

Current assets:
     Cash and cash equivalents                                    $   9,127      $  10,050
     Trade accounts receivable, net                                 144,933        110,184
     Other receivables                                                8,227         13,376
     Inventories                                                    195,654        164,417
     Deferred income taxes                                           21,246         21,474
     Other current assets                                             7,053          4,643
                                                                  ---------      ---------
               Total current assets                                 386,240        324,144

Property and equipment                                              198,020        147,222
Less accumulated depreciation                                        53,357         26,858
                                                                  ---------      ---------
                                                                    144,663        120,364

Deferred financing costs                                             11,637          8,803
Goodwill (less accumulated amortization)                            110,086         86,612
Net assets held for disposal                                         23,521         25,279
Investment in affiliates                                             11,160          3,119
Other assets                                                          7,893          2,248
                                                                  ---------      ---------
               Total assets                                       $ 695,200      $ 570,569
                                                                  =========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Account payable                                              $  93,924      $  88,578
     Accrued restructuring charges                                   26,498         37,377
     Liabilities related to discontinued operations                   1,909          3,324
     Other liabilities and accrued expenses                          52,794         40,317
     Current portion of long-term debt                                  595            507
                                                                  ---------      ---------
                 Total current liabilities                          175,720        170,103

Long-term debt                                                      378,462        363,261
Other noncurrent liabilities                                         33,033         22,899
Minority interest in subsidiaries                                     9,299          8,032
Redeemable exchangeable preferred stock of subsidiary                    --         16,071
Stockholders' equity:
     Common Stock:
          Class A shares                                                167             88
          Class B shares                                                 77             65
     Paid-in capital                                                106,216          6,677
     Retained earnings (deficit)                                     (2,525)       (12,174)
     Cumulative translation adjustment                               (2,949)        (1,752)
     Stock purchase plan                                             (2,300)        (2,701)
                                                                  ---------      ---------

                   Total stockholders' equity                        98,686         (9,797)
                                                                  ---------      ---------

                   Total liabilities and stockholders' equity     $ 695,200      $ 570,569
                                                                  =========      =========

            See notes to condensed consolidated financial statements

                 Condensed Consolidated Statements of Cash Flows
                 Delco Remy International, Inc. and Subsidiaries
                                    Unaudited

                                                                                  -------------------------
                                                                                      Nine Month Period
                                                                                        Ended April 30
                                                                                  -------------------------
                                                                                     1998           1997
                                                                                  =========================
                                                                                  (in thousands of dollars)
Operating activities:
Net income                                                                        $   9,649      $   3,416
Extraordinary items                                                                   1,803          2,351
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                   12,355         15,810
     Deferred income taxes                                                            1,379           (410)
     Non-cash interest expense                                                        2,024          4,101
     Minority interest in subsidiaries                                                1,545            628
     Preferred dividend requirement of subsidiary                                       645          1,236
     Deemed dividend on preferred stock conversion                                    1,639             --
     Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable                                                         (28,962)       (30,594)
        Inventories                                                                 (17,078)        (2,986)
        Accounts payable                                                              2,518        (10,747)
        Other current assets and liabilities                                          9,791         (2,131)
        Accrued restructuring charges                                               (10,879)          (907)
        Other non-current assets and liabilities, net                                 6,396         18,713
                                                                                  ---------      ---------

Net cash used in operating activities                                                (7,175)        (1,520)

Investing activities:
Acquisitions, net of cash acquired                                                  (59,581)            --
Purchase of property and equipment                                                  (15,039)       (29,065)
Investment in affiliates                                                             (4,326)            --
                                                                                  ---------      ---------

Net cash used in investing activities                                               (78,946)       (29,065)

Financing activities:
Proceeds from issuances of long-term debt                                           145,000        140,000
Payments on long-term debt                                                         (153,500)      (112,669)
Initial public offering of common stock                                              71,944             --
Other financing activities                                                           22,951          3,258
                                                                                  ---------      ---------

Net cash provided by financing activities                                            86,395         30,589

Effect of exchange rate changes on cash                                              (1,197)            86
                                                                                  ---------      ---------

Net increase (decrease) in cash and cash equivalents                                   (923)            90
Cash and cash equivalents at beginning of period                                     10,050          3,406
                                                                                  ---------      ---------

Cash and cash equivalents at end of period                                        $   9,127      $   3,496
                                                                                  =========      =========

            See notes to condensed consolidated financial statements

                         DELCO REMY INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                            (in thousands of dollars)


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended April 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at July 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended July 31, 1997.

2.   Inventories

Inventories consist of the following:

          -----------------------------------------
                              April 30,    July 31,
                                1998         1997
          -----------------------------------------
          Raw material        $ 85,503     $ 84,583
          Work-in-process       35,073       20,168
          Finished goods        75,078       59,666
                              --------     --------
          Total               $195,654     $164,417
          =========================================

3.   Offerings

On December 22, 1997, the Company issued 4,000,000 shares of Class A Common Stock in an initial public offering at $12.00 per share. Also, on January 16, 1998, the Company issued an additional 600,000 shares of Class A Common Stock at $12.00 per share as a result of the underwriters' exercise of their over-allotment option. In addition, on December 22, 1997, the Company issued $145,000 of Senior Notes Due 2007 (the Senior Notes). Net proceeds to the Company from such Offerings, after deduction of associated expenses, were approximately $192,700.

On January 29, 1998, the Company consummated the exchange of its unregistered 10 5/8% Senior Subordinated Notes Due 2006 with registered debt having the same terms. There was no cash impact from this exchange.

4.   Acquisitions

On December 22, 1997, the Company acquired all of the capital stock of Ballantrae Corporation ("Ballantrae") for $53,900, including assumed debt, a working capital adjustment and fees and expenses. Ballantrae operates through two subsidiaries: Tractech, a leading producer of traction control systems for heavy duty original equipment manufacturers and the aftermarket; and Kraftube, Inc., a tubing assembly business which sells products to compressor manufacturers for commercial air conditioners and refrigeration equipment. The Company exchanged shares of its common stock with a value of approximately $23,000 for the equity of Ballantrae and repaid approximately $30,000 of Ballantrae's debt. The acquisition was treated as a purchase for accounting purposes and resulted in goodwill of $24,495 which is being amortized over 35 years.

The unaudited pro forma consolidated results of operations for the nine months ended April 30, 1998 and 1997, assuming the acquisition had been consummated on the first day of each such period, are as follows:

--------------------------------------------------------------------------------
                                           Nine Months Ended   Nine Months Ended
                                             April 30, 1998     April 30, 1997
--------------------------------------------------------------------------------
         Revenues                                $634,216          $587,700
         Income from continuing operations         14,810            12,894
         Net income                                13,007            10,023
--------------------------------------------------------------------------------

The pro forma consolidated financial information does not purport to present what the Company's consolidated results of operations would actually have been if the acquisition had occurred on the first day of the periods presented and is not intended to project future results of operations.

On March 5, 1998, the Company acquired Atlantic Reman Limited which is a Canadian Ford Authorized Remanufacturer for the Maritime Provinces in Canada. It remanufactures and distributes engines, starters, alternators and water pumps to Ford dealers as well as General Motors and Chrysler dealers in Canada. Pro forma consolidated results are not presented for this acquisition because the effect on the Company is not material.

The Company also acquired the starter and alternator operations of Lucas Varity in March, 1998. Located in England, the Lucas line of remanufactured starters and alternators is the market leader in the U.K. independent aftermarket. Pro forma consolidated results are not presented for this acquisition because the effect on the Company is not material.

In addition, in March, 1998, the Company acquired 37% of Sahney Paris Rohne Ltd., an Indian remanufacturer of starters and alternators who sells principally to the Indian market. Pro forma consolidated results are not presented for this acquisition because the effect on the Company is not material.

5.   Recapitalization

In connection with the above-mentioned offerings and the acquisition of Ballantrae, the Company completed several related transactions to restructure its outstanding debt and preferred stock (the Recapitalization). Significant components of the Recapitalization, together with the applicable accounting effects were as follows:

     o The payment of the World Note: The early extinguishment of the World Note resulted in a write-off of the unamortized debt issuance costs of $1,803, net of income taxes, which was accounted for as an extraordinary loss.
     o    The payment in full of the GM Acquisition Note.
     o The exchange of the Junior Subordinated Notes for 2,358,490 shares of Class A Common Stock.
     o The conversion of the outstanding shares of 8% preferred stock of a subsidiary into an 8% subordinated debenture of a subsidiary. This transaction resulted in deemed dividend on preferred stock conversion of $1,639 as shown on the face of the Condensed Consolidated Statement of Operations.
     o The payment in full of $11,800 principal amount of subordinated notes payable to certain former stockholders of acquired subsidiaries.
     o The amendment of the senior credit facility in connection with the consummation of the Offerings.
     o    Payment of certain of the Ballantrae debt assumed in the Acquisition.

6.   Share and Per Share Information

On December 17, 1997, the Company authorized a 16.8-to-one stock split which occurred on December 19, 1997. All share and per share amounts have been adjusted to reflect this split. The basic and diluted earnings per share are determined using the numerator and denominator calculated as follows:

------------------------------------------------------------------------------------------------------------------
                                                                       Three-Month Period     Nine-Month Period
                                                                         Ended April 30,       Ended April 30,
-----------------------------------------------------------------------------------------------------------------
                                                                        1998       1997        1998         1997
                                                                      -------------------------------------------
Numerator:
Income from continuing operations                                     $ 5,927     $ 2,541     $11,452     $ 6,287
Loss from operations of discontinued businesses                            --         194          --         520
Extraordinary items                                                        --          --       1,803       2,351
                                                                      -------------------------------------------
Numerator for basic and diluted earnings per share                    $ 5,927     $ 2,347     $ 9,649     $ 3,416

Denominator:
Denominator for basic earnings per share (weighted                     23,463      14,279      16,339      14,273
average shares)
Effect of dilutive securities:
    Warrants                                                            1,680       1,680       1,680       1,680
    Employee stock options                                                 62          --          24          --
    Stock purchase plan                                                   840       1,004         831         944
                                                                      -------------------------------------------
Denominator for diluted earnings per share
  (weighted average shares and assumed conversions)                    26,045      16,963      18,874      16,897
=================================================================================================================

7.   Financial Information for Subsidiary Guarantors and Non-Guarantor
     Subsidiaries

The Company conducts a significant portion of its business through subsidiaries. The Senior Notes and the Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries (the Subsidiary Guarantors). The Company owns directly or indirectly 100% of the voting securities of each of the Subsidiary Guarantors. Certain of the Company's subsidiaries do not guarantee the Senior Notes or the Senior Subordinated Notes (the Non-Guarantor Subsidiaries). The claims of creditors of Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at April 30, 1998 and July 31, 1997 and for the three- and nine-month periods ended April 30, 1998 and 1997.

The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for each of the Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

The  following   table  sets  forth  the  Guarantor  and  direct   Non-Guarantor
Subsidiaries:

--------------------------------------------------------------------------------
    Guarantor Subsidiaries                   Non-Guarantor Subsidiaries
--------------------------------------------------------------------------------
Delco Remy America, Inc.              Autovill RT Ltd.
Remy International, Inc.              Power Investments Canada Ltd.
Reman Holdings, Inc.                  Remy UK Limited
Nabco, Inc.                           Delco Remy International (Europe) GmbH
The A & B Group, Inc.                 Remy India Holdings, Inc.
A & B Enterprises, Inc.               Remy Korea Holdings, Inc.
Dalex, Inc.                           681287 Alberta Ltd.
A & B Cores, Inc.                     World Wide Automotive Distributors, Inc.
R & L Tool Company, Inc.              Autovill Holdings, Inc.
MCA, Inc. of Mississippi              Tractech (Ireland) Ltd.
Power Investments, Inc.               Kraftube, Inc.
Franklin Power Products, Inc.         Delco Remy U.K. Ltd.
International Fuel Systems, Inc.      Central Precision - Atlantic Reman Limited
Marine Drive Systems, Inc.
Marine Corporation of America
Powrbilt Products, Inc.
World Wide Automotive, Inc.
Ballantrae Corporation
Tractech Inc.
--------------------------------------------------------------------------------

                         Delco Remy International, Inc.
                 Condensed Consolidated Statement of Operations
                    For the Three Months Ended April 30, 1998
                            (in thousands of dollars)

                                                         Delco Remy
                                                       International,
                                                            Inc.                         Non-
                                                          (Parent      Subsidiary     Guarantor
                                                       Company Only)   Guarantors    Subsidiaries      Eliminations    Consolidated
                                                       -----------------------------------------------------------------------------
Net sales                                               $     --        $220,557       $ 40,372        $(43,846)(a)       $217,083
Cost of goods sold                                            --         182,453         33,742         (43,846)(a)        172,349
                                                       -----------------------------------------------------------------------------

Gross profit                                                  --          38,104          6,630              --             44,734

Selling, engineering, and administrative expenses           (706)         22,008          3,159              --             24,461
                                                       -----------------------------------------------------------------------------
Operating income                                             706          16,096          3,471              --             20,273
Interest expense (income)                                  7,154           2,625            (31)             --              9,748
                                                       -----------------------------------------------------------------------------

Income (loss) from continuing operations
   before income taxes, preferred dividend
   requirements of subsidiary, minority
   interest and deemed dividend on preferred
   stock conversion                                       (6,448)         13,471          3,502              --             10,525
Minority interest in income of subsidiaries                   --             446             78              --                524
Equity in earnings of subsidiaries                         9,285              --             --          (9,285)(b)             --
Income tax expense (benefit)                              (3,090)          6,071          1,093              --              4,074
                                                       -----------------------------------------------------------------------------
Income from continuing operations                          5,927           6,954          2,331          (9,285)             5,927
                                                       -----------------------------------------------------------------------------

Net income                                              $  5,927        $  6,954       $  2,331        $ (9,285)          $  5,927
                                                       =============================================================================

------------------------------
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income from consolidated subsidiaries.

                         Delco Remy International, Inc.
                 Condensed Consolidated Statement of Operations
                    For the Nine Months Ended April 30, 1998
                            (in thousands of dollars)

                                                       Delco Remy
                                                     International,
                                                           Inc.                             Non-
                                                         (Parent         Subsidiary      Guarantor
                                                      Company Only)      Guarantors     Subsidiaries     Eliminations   Consolidated
                                                    --------------------------------------------------------------------------------
Net sales                                               $      --        $ 633,797       $  94,312       $(108,747)(a)    $ 619,362
Cost of goods sold                                             --          526,630          79,404        (108,747)(a)      497,287
                                                    --------------------------------------------------------------------------------

Gross profit                                                   --          107,167          14,908              --          122,075

Selling, engineering, and administrative expenses             807           57,943           7,877              --           66,627
                                                    --------------------------------------------------------------------------------
Operating income (loss)                                      (807)          49,224           7,031              --           55,448
Interest expense (income)                                  17,722           12,617              59              --           30,398
                                                    --------------------------------------------------------------------------------

Income (loss) from continuing operations before
   income taxes, preferred dividend
   requirements of subsidiary, minority
   interest and deemed dividend on preferred
   stock conversion                                       (18,529)          36,607           6,972              --           25,050
Minority interest in income of subsidiaries                    --            1,390             155              --            1,545
Equity in earnings of subsidiaries                         20,350               --              --         (20,350)(b)           --
 Income tax expense (benefit)                              (7,828)          15,143           2,454              --            9,769
Deemed dividend on preferred stock conversion                  --               --              --           1,639 (c)        1,639
Preferred dividend requirement of subsidiary                   --               --              --             645 (c)          645
                                                    --------------------------------------------------------------------------------

Income from continuing operations                           9,649           20,074           4,363         (22,634)          11,452

Extraordinary item:
   Write-off of debt issuance costs
   (net of applicable income tax benefit)                      --            1,803              --              --            1,803
                                                    ================================================================================

Net income                                              $   9,649        $  18,271       $   4,363       $ (22,634)       $   9,649
                                                    ================================================================================

----------------------
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income from consolidated subsidiaries.
(c) Recording of preferred dividend requirement of subsidiary and deemed dividend on preferred stock conversion.

                         Delco Remy International, Inc.
                 Condensed Consolidated Statement of Operations
                    For the Three Months Ended April 30, 1997
                            (in thousands of dollars)

                                                         Delco Remy
                                                       International,
                                                            Inc.                          Non-
                                                          (Parent        Subsidiary    Guarantor
                                                       Company Only)     Guarantors   Subsidiaries     Eliminations   Consolidated
                                                      ------------------------------------------------------------------------------
Net sales                                                $     --        $182,398       $ 15,989        $(20,660)(a)    $177,727
Cost of goods sold                                             --         146,594         13,705         (20,660)(a)     139,639
                                                      ------------------------------------------------------------------------------

Gross profit                                                   --          35,804          2,284              --          38,088

Selling, engineering, and administrative expenses           1,081          18,867          2,765              --          22,713
                                                      ------------------------------------------------------------------------------
Operating income (loss)                                    (1,081)         16,937           (481)             --          15,375
Interest expense                                            4,705           5,309            110              --          10,124
                                                      ------------------------------------------------------------------------------

Income (loss) from continuing operations
   before income taxes, preferred dividend
   requirements of subsidiary, minority interest           (5,786)         11,628           (591)             --           5,251
Minority interest in income (loss) of subsidiaries             --             410            (27)             --             383
Equity in earnings of subsidiaries                          5,554              --             --          (5,554)(b)          --
Income tax expense (benefit)                               (2,587)          4,428             76              --           1,917
Preferred dividend requirement of subsidiary                   --              --             --             410 (c)         410
                                                      ------------------------------------------------------------------------------

Income (loss) from continuing operations                    2,355           6,790           (640)         (5,964)          2,541

Discontinued operations:
   Loss from operations of discontinued businesses
   (net of applicable income tax benefit)                       8             186             --              --             194
                                                      ------------------------------------------------------------------------------

Net income (loss)                                        $  2,347        $  6,604       $   (640)       $ (5,964)       $  2,347
                                                      ==============================================================================

--------------------------------
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.
(c)  Recording of preferred dividend requirement of subsidiary.

                         Delco Remy International, Inc.
                 Condensed Consolidated Statement of Operations
                    For the Nine Months Ended April 30, 1997
                            (in thousands of dollars)

                                                         Delco Remy
                                                       International,
                                                            Inc.                       Non-
                                                          (Parent      Subsidiary   Guarantor
                                                       Company Only)   Guarantors  Subsidiaries  Eliminations    Consolidated
                                                       ----------------------------------------------------------------------
Net sales                                               $     --       $522,751      $ 45,089       $(58,123)(a)   $509,717
Cost of goods sold                                            --        423,615        36,189        (58,123)(a)    401,681
                                                       ----------------------------------------------------------------------

Gross profit                                                  --         99,136         8,900             --        108,036

Selling, engineering, and administrative expenses          2,556         55,796         7,430             --         65,782
                                                       ----------------------------------------------------------------------
Operating income (loss)                                   (2,556)        43,340         1,470             --         42,254
Interest expense                                          14,093         14,563           183             --         28,839
                                                       ----------------------------------------------------------------------

Income (loss) from continuing operations before
  income taxes, preferred dividend
  requirements of subsidiary, minority
  interest and deemed dividend on preferred
  stock conversion                                       (16,649)        28,777         1,287             --         13,415
Minority interest in income (loss) of subsidiaries            --            655           (27)            --            628
Equity in earnings of subsidiaries                        13,753             --            --        (13,753)(b)         --
Income tax expense (benefit)                              (6,564)        11,158           670             --          5,264
Preferred dividend requirement of subsidiary                  --             --            --          1,236 (c)      1,236
                                                       ----------------------------------------------------------------------

Income from continuing operations                          3,668         16,964           644        (14,989)         6,287

Discontinued operations:
  Loss from operations of discontinued businesses
  (net of applicable income tax benefit)                      --            520             --            --            520
Extraordinary item:
  Write-off of debt issuance costs
  (net of applicable income tax benefit)                     252          2,099            --             --          2,351
                                                       ----------------------------------------------------------------------

Net income                                              $  3,416       $ 14,345      $    644       $(14,989)      $  3,416
                                                       ----------------------------------------------------------------------

--------------------
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income from consolidated subsidiaries.
(c)  Recording of preferred dividend requirement of subsidiary.

                         Delco Remy International, Inc.
                     Condensed Consolidating Balance Sheet
                                 April 30, 1998
                           (in thousands of dollars)

                                                         Delco Remy
                                                       International,
                                                            Inc.                           Non-
                                                          (Parent       Subsidiary      Guarantor
                                                        Company Only)   Guarantors     Subsidiaries     Eliminations    Consolidated
                                                      ------------------------------------------------------------------------------
Assets:
Current assets:
     Cash and cash equivalents                           $      --       $     177       $   8,950       $      --        $   9,127
     Trade accounts receivable, net                             --         127,770          17,163              --          144,933
     Affiliate accounts receivable                         114,524          46,996           7,349        (168,869)(a)           --
     Other receivables                                          --           3,921           4,306              --            8,227
     Inventories                                                --         164,000          31,654              --          195,654
     Deferred income taxes                                   4,838          16,260             148              --           21,246
     Other current assets                                       --           6,526             527              --            7,053
                                                      ------------------------------------------------------------------------------
         Total current assets                              119,362         365,650          70,097        (168,869)         386,240
Property and equipment                                          20         167,505          30,495              --          198,020
Less accumulated depreciation                                  (13)        (50,645)         (2,699)             --          (53,357)
                                                      ------------------------------------------------------------------------------
                                                                 7         116,860          27,796              --          144,663
Deferred financing costs, net                                9,592           1,523             522              --           11,637
Goodwill, net                                                   --          93,121          16,965              --          110,086
Net assets held for disposal                                    --          23,521              --              --           23,521
Investment in affiliates                                   256,190              --              --        (245,030)(b)(c)    11,160
Other assets                                                 9,912          (3,164)          1,145                            7,893
                                                      ------------------------------------------------------------------------------
         Total assets                                    $ 395,063       $ 597,511       $ 116,525       $(413,899)       $ 695,200
                                                      ==============================================================================


Liabilities and shareholders' equity:
Current liabilities:
     Accounts payable                                    $     130       $  81,435       $  12,359       $      --        $  93,924
     Affiliate accounts payable                                 --         149,734          19,135        (168,869)(a)           --
     Accrued restructuring charges                              --          26,498              --              --           26,498
     Liabilities related to discontinued operations             --           1,909              --              --            1,909
     Other liabilities and accrued expenses                 (6,708)         49,817           9,685              --           52,794
     Current portion of long-term debt                          --             595              --              --              595
                                                      ------------------------------------------------------------------------------
         Total current liabilities                          (6,578)        309,988          41,179        (168,869)         175,720
Long-term debt, less current portion                       285,000          92,814             648              --          378,462
Other non-current liabilities                               15,007          18,026              --              --           33,033
Minority interest in subsidiaries                               --           7,858           1,441              --            9,299
Shareholders' equity:
     Common stock:
         Class A shares                                        167              --              --              --              167
         Class B shares                                         77              --              --              --               77
     Paid-in capital                                       106,216              --              --              --          106,216
     Subsidiary investments                                     --         154,625          66,504        (221,129)(b)           --
     Retained earnings (deficit)                            (2,526)         14,200           9,702         (23,901)(c)       (2,525)
     Cumulative translation adjustment                          --              --          (2,949)             --           (2,949)
     Stock purchase plan                                    (2,300)             --              --              --           (2,300)
                                                      ------------------------------------------------------------------------------
         Total shareholders' equity                        101,634         168,825          73,257        (245,030)          98,686
                                                      ------------------------------------------------------------------------------
         Total liabilities and shareholders' equity      $ 395,063       $ 597,511       $ 116,525       $(413,899)       $ 695,200
                                                      ==============================================================================

-----------------------------------------------
(a)  Eliminations of intercompany receivables and payables.
(b)  Elimination of investments in subsidiaries.
(c)  Elimination of investments in subsidiaries' earnings.

                         Delco Remy International, Inc.
                      Condensed Consolidating Balance Sheet
                                  July 31, 1997
                            (in thousands of dollars)

                                                         Delco Remy
                                                       International,
                                                            Inc.                          Non-
                                                          (Parent      Subsidiary      Guarantor
                                                       Company Only)   Guarantors     Subsidiaries      Eliminations   Consolidated
                                                     -------------------------------------------------------------------------------
Assets:
Current assets:
     Cash and cash equivalents                          $      --       $   1,504       $   8,546       $      --         $  10,050
     Trade accounts receivable                                 --          99,745          10,439              --           110,184
     Affiliate accounts receivable, net                        --          33,409               2         (33,411)(a)            --
     Other receivables                                         --          12,494             882              --            13,376
     Inventories                                               --         145,035          19,382              --           164,417
     Deferred income taxes                                  4,315          17,159              --              --            21,474
     Other current assets                                      --           4,163             480              --             4,643
                                                     -------------------------------------------------------------------------------
          Total current assets                              4,315         313,509          39,731         (33,411)          324,144
Property and equipment                                         20         133,769          13,433              --           147,222
Less accumulated depreciation                                 (13)        (22,353)         (4,492)             --           (26,858)
                                                     -------------------------------------------------------------------------------
                                                                7         111,416           8,941              --           120,364
Deferred financing costs                                    5,148           3,655              --              --             8,803
Goodwill, net                                                  --          76,437          10,175              --            86,612
Net assets held for disposal                                   --          25,279              --              --            25,279
Investment in affiliates                                  171,614              --              --        (168,495)(b)(c)      3,119
Other assets                                                1,953          (1,463)          1,758              --             2,248
                                                     -------------------------------------------------------------------------------
          Total assets                                  $ 183,037       $ 528,833       $  60,605       $(201,906)        $ 570,569
                                                     ===============================================================================

Liabilities and shareholders' equity:
Current Liabilities:
     Accounts payable                                   $     195       $  82,585       $   5,798       $      --         $  88,578
     Affiliate accounts payable                            15,684           6,152          11,575         (33,411)(a)            --
     Accrued restructuring charges                             --          37,377              --              --            37,377
     Liabilities related to discontinued operations            --           3,324              --              --             3,324
     Other liabilities and accrued expenses                (9,815)         44,141           5,991              --            40,317
     Current portion of long-term debt                         --             506               1              --               507
                                                     -------------------------------------------------------------------------------
          Total current liabilities                         6,064         174,085          23,365         (33,411)          170,103
Long-term debt, less current portion                      173,511         189,669              81              --           363,261
Other non-current liabilities                              11,507          11,336              56              --            22,899
Redeemable convertible preferred stock                         --          16,071              --              --            16,071
Minority interest in subsidiaries                              --           6,504           1,528              --             8,032
Shareholders' equity (deficit):
     Common stock:
          Class A shares                                       88              --              --              --                88
          Class B shares                                       65              --              --              --                65
     Paid-in capital                                        6,677              --              --              --             6,677
     Subsidiary investments                                    --         127,665          31,970        (159,635)(b)            --
     Retained earnings (deficit)                          (12,174)          3,503           5,357          (8,860)(c)       (12,174)
     Cumulative translation adjustment                         --              --          (1,752)             --            (1,752)
     Stock purchase plan                                   (2,701)             --              --              --            (2,701)
                                                     -------------------------------------------------------------------------------
          Total shareholders' equity (deficit)             (8,045)        131,168          35,575        (168,495)           (9,797)
                                                     -------------------------------------------------------------------------------
          Total liabilities and shareholders' equity    $ 183,037       $ 528,833       $  60,605       $(201,906)        $ 570,569
                                                     ===============================================================================

----------------------------
(a)  Eliminations of intercompany receivables and payables.
(b)  Elimination of investments in subsidiaries.
(c)  Elimination of investments in subsidiaries' earnings.

                         Delco Remy International, Inc.
                 Condensed Consolidating Statement of Cash Flows
                    For the Nine Months Ended April 30, 1998
                            (in thousands of dollars)

                                                          Delco Remy
                                                        International,
                                                              Inc.                         Non-
                                                            (Parent     Subsidiary      Guarantor
                                                         Company Only)  Guarantors     Subsidiaries   Eliminations   Consolidated
                                                        --------------------------------------------------------------------------
Operating Activities:
Net income                                                $   9,649      $  18,271      $   4,363      $ (22,634)     $   9,649
Extraordinary item                                               --          1,803             --             --          1,803
Adjustments to reconcile  net income to net
     cash provided by (used in) operating activities:
          Depreciation and amortization                          --         11,248          1,107             --         12,355
          Equity in earnings of subsidiaries                (20,350)            --             --         20,350 (a)         --
          Deferred income taxes                              (4,990)         7,457         (1,088)            --          1,379
          Non-cash interest expense                           1,705            319             --             --          2,024
          Minority interest in subsidiaries                      --          1,390            155             --          1,545
          Preferred dividend requirement of
            subsidiary                                           --             --             --            645 (b)        645
          Deemed dividend on preferred
            stock conversion                                     --             --             --          1,639 (b)      1,639
          Changes in operating assets and
            liabilities, net of acquisitions:
             Accounts receivable                                 --        (24,711)        (4,251)            --        (28,962)
             Inventories                                         --        (12,230)        (4,848)            --        (17,078)
             Accounts payable                                   (65)        (2,721)         5,304             --          2,518
             Intercompany accounts                         (130,208)       123,666          6,542             --             --
             Other current assets and liabilities             3,082          3,944          2,765             --          9,791
             Accrued restructuring                               --        (10,879)            --             --        (10,879)
             Other non-current assets and
               liabilities, net                              (4,924)        11,992           (672)            --          6,396
                                                        --------------------------------------------------------------------------
Net cash (used in) provided by operating activities        (146,101)       129,549          9,377             --         (7,175)

Investing activities:
Acquisitions, net of cash acquired                          (58,217)            --         (1,364)            --        (59,581)
Purchase of property and equipment                               --         (8,641)        (6,398)            --        (15,039)
Investments in affiliates                                    (4,326)            --             --             --         (4,326)
                                                        --------------------------------------------------------------------------
Net cash used in investing activities                       (62,543)        (8,641)        (7,762)            --        (78,946)

Financing activities:

Proceeds from issurance of long term debt                   145,000             --             --             --        145,000
Payments on long-term debt                                   (8,300)      (145,186)           (14)            --       (153,500)
Proceeds from initial public offering                        71,944             --             --             --         71,944
Other financing activities                                       --         22,951             --             --         22,951
                                                        --------------------------------------------------------------------------
Net cash provided by (used in) financing activities         208,644       (122,235)           (14)            --         86,395

Effect of exhange rate changes on cash                           --             --         (1,197)            --         (1,197)
                                                        --------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             --         (1,327)           404             --           (923)

Cash and cash equivalents at beginning of period                 --          1,504          8,546             --         10,050
                                                        --------------------------------------------------------------------------
Cash and cash equivalents at end of period                $      --      $     177      $   8,950      $      --      $   9,127
                                                        ==========================================================================

----------------------------------
(a)  Elimination of equity in earnings of subsidiary.
(b) Recording of preferred dividend requirement of subsidiary and deemed dividend on preferred stock conversion.

                         Delco Remy International, Inc.
                 Condensed Consolidating Statement of Cash Flows
                    For the Nine Months Ended April 30, 1998
                            (in thousands of dollars)

                                                        Delco Remy
                                                      International,
                                                            Inc.                          Non-
                                                          (Parent      Subsidiary      Guarantor
                                                       Company Only)   Guarantors    Subsidiaries    Eliminations   Consolidated
                                                      ----------------------------------------------------------------------------
Operating Activities:
Net income                                               $   3,416      $  14,345      $     644      $ (14,989)     $   3,416
Extraordinary item                                             252          2,099             --             --          2,351
Adjustments to reconcile  net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                              --         15,855            (45)            --         15,810
     Equity in earnings of subsidiaries                    (13,753)            --             --         13,753 (a)         --
     Deferred income taxes                                   7,614         (7,065)          (959)            --           (410)
     Non-cash interest expense                               1,721          2,380             --             --          4,101
     Minority interest in subsidiaries                          --            655            (27)            --            628
     Preferred dividend requirement of
        subsidiary                                              --             --             --          1,236 (b)      1,236
     Changes in operating assets and
        liabilities, net of acquisitions:
             Accounts receivable                                --        (28,582)        (2,012)            --        (30,594)
             Inventories                                        --         (1,194)        (1,792)            --         (2,986)
             Accounts payable                                  (67)       (12,567)         1,887             --        (10,747)
             Intercompany accounts                        (103,690)       103,563            127             --             --
             Other current assets and liabilities           (5,056)         2,884             41             --         (2,131)
             Accrued restructuring                              --           (907)            --             --           (907)
             Other non-current assets and
               liabilities, net                            (14,505)        30,763          2,455             --         18,713
                                                      ----------------------------------------------------------------------------
Net cash provided by (used in) operating activities       (124,068)       122,229            319             --         (1,520)

Investing activities:
Purchasing of property and equipment                            --        (24,566)        (4,499)            --        (29,065)
                                                      ----------------------------------------------------------------------------
Net cash used in investing activities                           --        (24,566)        (4,499)            --        (29,065)

Financing activities:

Proceeds from issurance of long term debt                  140,000             --             --             --        140,000
Payments on long term debt                                 (16,000)       (96,669)            --             --       (112,669)
Other financing activities                                      --          3,170             88             --          3,258
                                                      ----------------------------------------------------------------------------
Net cash provided by (used in) financing activities        124,000        (93,499)            88             --         30,589

Effect of exhange rate changes on cash                          --             --             86             --             86
                                                      ----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           (68)         4,164         (4,006)            --             90

Cash and cash equivalents at beginning  of period               68          1,434          1,904             --          3,406
                                                      ----------------------------------------------------------------------------
Cash and cash equivalents at end of period               $      --      $   5,598      $  (2,102)     $      --      $   3,496
                                                      ============================================================================

------------------
(a)  Elimination of equity in earnings of subsidiary.
(b)  Recording of preferred dividend requirement of subsidiary.

                                     ITEM 2

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations:

                                                           Three Month Period                         Nine Month Period
                                                             Ended April 30                            Ended April 30
                                                --------------------------------------  ----------------------------------------
                                                        1998                1997                 1998                 1997
                                                ------------------ -------------------  -------------------- -------------------
                                                 Amount       %      Amount        %      Amount       %       Amount        %
                                                ================== ===================  ==================== ===================
                                                                (in thousands of dollars, except per share amounts )

Net sales                                       $217,083   100.0%   $177,727    100.0%   $619,362    100.0%   $509,717    100.0%

Cost of goods sold                               172,349    79.4%    139,639     78.6%    497,287     80.3%    401,681     78.8%
                                                ------------------ -------------------  -------------------- -------------------

Gross profit                                      44,734    20.6%     38,088     21.4%    122,075     19.7%    108,036     21.2%

Selling, engineering, and administrative          24,461    11.3%     22,713     12.8%     66,627     10.8%     65,782     12.9%
                                                ------------------ -------------------  -------------------- -------------------

Operating income                                  20,273     9.3%     15,375      8.7%     55,448      9.0%     42,254      8.3%

Interest expense                                   9,748     4.5%     10,124      5.7%     30,398      4.9%     28,839      5.7%

Minority interest in income of subsidiaries          524     0.2%        383      0.2%      1,545      0.2%        628      0.1%

Income taxes                                       4,074     1.9%      1,917      1.1%      9,769      1.6%      5,264      1.0%

Deemed dividend on preferred stock conversion         --                  --                1,639                   --

Preferred dividend requirement of subsidiary          --                 410      0.2%        645      0.1%      1,236      0.2%
                                                ------------------ -------------------  -------------------- -------------------

Income from continuing operations                  5,927     2.7%      2,541      1.4%     11,452      1.8%      6,287      1.2%

Discontinued operations:
  Loss from discontinued businesses
  (net of  applicable tax benefit)                    --                 194      0.1%         --      0.0%        520      0.1%
Extraordinary item:
  Write-off of debt issuance costs net of tax         --                  --                1,803                2,351
                                                ------------------ -------------------  -------------------- -------------------

Net  income                                      $ 5,927     2.7%    $ 2,347      1.3%    $ 9,649      1.6%    $ 3,416      0.7%
                                                ================== ===================  ==================== ===================


Adjusted net income
  Net income                                     $ 5,927             $ 2,347              $ 9,649              $ 3,416
  Non-recurring deemed dividend on preferred
    stock conversion   (A)                            --                  --                1,639                   --
  Loss from discontinued operations                   --                 194                   --                  520
  Extraordinary items                                 --                  --                1,803                2,351
                                                 -------             -------             --------              -------
  Adjusted net income                            $ 5,927             $ 2,541             $ 13,091              $ 6,287
                                                 =======             =======             ========              =======

Adjusted earnings per share
  Adjusted net income                            $  0.23             $  0.10             $   0.50              $  0.24

  Adjusted weighted shares outstanding (B)        26,087              26,087               26,087               26,087


Notes:

(A)  Non-recurring, non-cash charge resulting from the offerings.

(B) Adjusted weighted shares outstanding assumes the exercise of all warrants and all shares outstanding at April 30, 1998 were outstanding for all periods.

Three Months Ended April 30, 1998 Compared to Three Months Ended April 30, 1997

     Net Sales Net sales were $217.1 for the three months ended April 30, 1998, an increase of $39.4, or 22.2%, from $177.7 for the comparable period of 1997. Part of the increase resulted from the inclusion of World Wide and Ballantrae in the amount of $28.3. Additionally a strong market for heavy duty OEM electrical products as well as automotive OEM demand from General Motors contributed to the net sales increase.

     Gross Profit Gross profit was $44.7 for the three months ended April 30, 1998, an increase of $6.6, or 17.3%, from $38.1 for the same period last year. The increase was attributable to the inclusion of World Wide Automotive, which was purchased in May, 1997 and Ballantrae, purchased in December, 1997. If World Wide and Ballantrae had not been included, the Gross Profit percent would have been 20.3%, or about a 1.1 percentage point decrease from 21.4% for the comparable period in 1997. The primary factors contributing to this change were start-up costs for new focus factories and the reclassification of certain costs included in SE&A in the prior year but charged to cost of sales in fiscal 1998. These charges were partially offset by continued strong OEM volume as well as cost reductions in the focus factories.

     Selling, Engineering and Administrative Expenses Selling, engineering and administrative (SE&A) expenses were $24.5 for the three months ended April 30, 1998, an increase of $1.8, or 7.9%, from $22.7 for the prior year. As a percent of net sales, SE&A expenses were reduced to 11.3% for the three months ended April 30, 1998 from 12.8% for the comparable period of 1997. The increase in SE&A expense was attributable to the addition of World Wide and Ballantrae offset by the reclassification of certain SE&A expenses to cost of sales as noted above.

     Operating Income Operating income was $20.3 for the three months ended April 30, 1998, an increase of $4.9 from $15.4 for the comparable period of 1997. As a percentage of net sales, operating income increased to 9.3% for the three months ended April 30, 1998 from 8.7% for the same period of last year. The increase in operating income was primarily the result of the inclusion of World Wide Automotive and Ballantrae in the current period. Operating income as a percent of net sales, excluding World Wide and Ballantrae was 9.1% for the three months ended April 30, 1998 compared to 8.7% for the prior year. The increase was due to the additional volume and cost improvements as discussed above.

     Interest Expense Interest expense for the three months ended April 30, 1998 was $9.7, a decrease of $0.4, or 4.0%, compared to $10.1 for the comparable period of 1997. The reduction in interest expense is primarily attributable to the recapitalization of the Company in December 1997. At that time, the Company raised $51.3 million with an initial public offering of its common stock and used the funds to repay debt. Concurrently with the initial public offering, the Company issued $145 million 8 5/8% senior notes to refinance higher interest rate debt.

     Income Taxes Income taxes for the three months ended April 30, 1998 were $4.1 and $1.9 for the same period of 1997. The Company's effective tax rate varies between 39% to 40%, based on income levels and other factors involving the states and countries in which the company does business.

     Loss from Discontinued Operations While there was no loss from discontinued operations in 1998, the Company did incur such a loss of $0.2 for the three months ended April 30, 1997 relating to the Company's Powder Metal Forge Business (PMF).

     Net Income Net income was $5.9 for the three months ended April 30, 1998, an increase of $3.6, from the $2.3 reported for the comparable period of 1997. The increase in net income was principally the result of the inclusion of World Wide and Ballantrae partially offset by start-up costs at the two new focus factories.

Nine Months Ended April 30, 1998 Compared to Nine Months Ended April 30, 1997

     Net Sales Net sales were $619.4 for the nine months ended April 30, 1998, an increase of $109.7, or 21.5%, from $509.7 for the same period of 1997. The increase resulted from the inclusion of World Wide and Ballantrae's net sales of $63.5. The sales improvement was attributable to the acquisitions of World Wide and Ballantrae and gains in the Powertrain / Drivetrain operations of the Company's aftermarket business. Additionally, the Company experienced strong demand from the heavy duty OEM market and increased GM volume compared to 1997.

     Gross Profit Gross profit was $122.1 for the nine months ended April 30, 1998, an increase of $14.1, or 13.1%, from $108.0 for the nine months ended April 30, 1997. As a percentage of net sales, gross profit was lower by 1.5 percentage points for the nine months ended April 30, 1998 from 21.2% for the comparable period of 1997. This change was primarily attributable to a shift in aftermarket sales volume from higher margin heavy duty to lower margin light duty product lines, in addition to reclassification of certain expenses from SE&A to overhead and the startup costs associated with the four new focus factories.

     Selling, Engineering and Administrative Expenses SE&A expenses were $66.6 for the nine months ended April 30, 1998, an increase of $0.8, or 1.2%, from $65.8 for the prior year. As a percentage of net sales, SE&A expenses fell to 10.8% for the nine months ended April 30, 1998 from 12.9% for the comparable period of 1997. The reduction in expenses occurred principally from the reclassification of certain expenses to cost of sales, partially offset by the inclusion of World Wide and Ballantrae in the current period.

     Operating Income Operating income was $55.4 for the nine months ended April 30, 1998, an increase of $13.1, or 31.0%, from $42.3 for the same period last year. The improvement in operating income reflects the acquisition of World Wide and Ballantrae in the current period, as well as the higher volume and the impact of the relocation to focus factories discussed above. Operating income as a percentage of net sales excluding World Wide and Ballantrae was 8.9% for the nine months ended April 30, 1998, compared to 8.3% in the comparable period of 1997.

     Interest Expense Interest expense for the nine months ended April 30, 1998 was $30.4, an increase of $1.6, or 5.6%, compared to $28.8 for the comparable period of 1997. The increase was primarily due to the additional debt incurred to finance the acquisitions of World Wide and Ballantrae. The additional debt was partially offset by the recapitalization initiatives in December, 1997.

     Income Taxes Income taxes for the nine months ended April 30, 1998 of $9.8, and $5.3 for the comparable period of 1997, represent effective tax rates of 39.2% and 39.6%, respectively.

     Non-recurring Deemed Dividend on Preferred Stock Conversion. In December 1997, a deemed dividend of a subsidiary arose from the exchange of the redeemable exchangeable preferred stock of subsidiary for the excess of the fair value of the 8% Subordinated Debenture over the carrying value of the redeemable exchangeable preferred stock of subsidiary resulting in a non-recurring charge of $1.6 for the nine month period ending April 30, 1998.

     Loss from Discontinued Operations While there was no loss from discontinued operations in 1998, the Company did incur such a loss of $0.5 for the same period of 1997. The loss relates to the Company's PMF business.

     Write Off of Debt Issuance Costs In December 1997, certain debt was retired out of the proceeds from the issuance of the senior notes and the initial public offering of stock. Unamortized issuance costs, net of income taxes, of $1.8 relating to the retired debt was written off in the nine month period ended April 30, 1998. In August 1996, certain debt was retired out of the proceeds from the 10 5/8% senior subordinated notes due 2006. Unamortized issuance costs, net of income taxes, of $2.4 relating to the retired debt was written off in the nine month period ended April 30, 1997.

     Net Income Net income was $9.6 for the nine months ended April 30, 1998, an increase of $6.2, from $3.4 for the comparable period of 1997. Adjusted net income before non-recurring charges was $13.1 for the nine months ended April 30, 1998 compared to $6.3 for the same period last year.

Liquidity and Capital Resources

     The Company's liquidity needs include required debt service, working capital needs and the funding of capital expenditures. The Company anticipates lower working capital requirements from a reduction in the inventory that was increased to provide for the relocation to the focus factories as well as the shut down of the Meridian, Mississippi and Anderson, Indiana OEM facilities.

     Interest   payments  under  the  Company's   indebtedness  will  result  in
significant liquidity requirements for the Company.

     Cash interest expense for the nine months ended April 30, 1998 and the nine months ended April 30, 1997 was $27.1 and $22.3, respectively. Non-cash interest accrued during the nine months ended April 30, 1998 and the nine months ended April 30,1997 was $3.3 and $6.5, respectively, or 10.8% and 22.5%, respectively, of total interest expense. The Company has no significant requirements for principal payments until the year 2006.

     The Company's capital expenditures were $15.0 for the nine months ended April 30, 1998, a reduction of $14.1 from the $29.1 reported for the same period last year. The Company has budgeted capital expenditures of approximately $9.0 for the remainder of fiscal year 1998. Planned capital expenditures consist primarily of production equipment for the Company's new focus factories, cost reduction and quality initiatives, as well as upgrades in machinery, technology and environmental compliance.

     The Company's principal sources of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Senior Credit Facility. The Senior Credit Facility provides $180.0 of revolving loans. As of April 30, 1998 there were $48.3 in borrowings outstanding, net of cash, under the Senior Credit Facility.

     The Company's initial public offering of 4.6 million shares of Class A Common Stock in December 1997 and January 1998 generated net proceeds of $51.3. The Company also issued 8 5/8% Senior Subordinated Notes with net proceeds of $141.4 in December 1997. These proceeds were used to pay off debt with higher interest rates and less favorable terms. On April 30, 1998 the debt to total capitalization of the Company was 77.8% as compared to 92.5% on April 30, 1997.

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

Year 2000

     The Company has developed a plan to modify the existing information technology to recognize the year 2000 and has begun converting its critical data processing systems. The Company currently expect the project to be substantially complete by early calendar year 1999. The estimated cost of this plan includes internal costs, but excludes the cost to upgrade and replace systems in the normal course of business. The Company does not expect this project to have a material effect on operations.

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

Forward-Looking Statements

     Statements in this Form 10 Q, which are not historical facts, are forward-looking statements that involve certain risks and uncertainties, including, but not limited to risks associated with the uncertainty of future financial results, acquisitions, additional financing requirements, development of new products and services, the effect of competitive products or pricing, the effect of economic conditions and other uncertainties detailed in the Company's other filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Reports on Form 8-K. The Company has not filed any reports on Form 8-K during the quarterly period ended April 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DELCO REMY INTERNATIONAL, INC.
                                           (Registrant)




Date:    June 12, 1998                      By: /s/ David L. Harbert
                                                 David L. Harbert
                                                 Executive Vice President and
                                                 Chief Financial Officer





Date:    June 12, 1998                      By:  /s/ David E. Stoll
                                                  David E. Stoll
                                                  Vice President and Controller
                                                  Principal Accounting Officer