Form 10-K
period 1998-07-31
DELCO REMY INTERNATIONAL INC
filed 1998-10-29
CIK 1046859

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JULY 31, 1998              COMMISSION FILE NO. 1-13683

                        DELCO REMY INTERNATIOANAL, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                35-1909253
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

       2902 ENTERPRISE DRIVE
         ANDERSON, INDIANA                                46013
     (Address of principal executive offices)         (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (765)778-6499
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      Title of Each Class            Name of Each Exchange on Which Registered
      -------------------            -----------------------------------------
     COMMON STOCK - CLASS A                     NEW YORK STOCK EXCHANGE
   8 5/8% Senior Note Due 2007                  New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

    Yes    X                                         No
        -------                                         --------

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.                                                        [X]

  STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.
                                Market value of common shares outstanding
                                             as of October 26, 1998
                                             ----------------------

       COMMON STOCK - CLASS A                         $94,100,000

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.
                                         Number of common shares outstanding
                                                  as of October 26, 1998
                                                  ----------------------

       COMMON STOCK - CLASS A                         18,151,656
       COMMON STOCK - CLASS B                          6,278,055

DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the 1998 Proxy Statement furnished to Shareholders - Part III.

================================================================================

                         DELCO REMY INTERNATIONAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                                 JULY 31, 1998

                               TABLE OF CONTENTS


                                    PART I

       Item 1.     Business
       Item 2.     Properties
       Item 3.     Legal Proceedings
       Item 4.     Submission of Matters to a Vote
                   of Security Holders

                                    PART II

       Item 5.     Market for Registrant's Common
                   Equity and Related Stockholder
                   Matters
       Item 6.     Selected Financial Data
       Item 7.     Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations
       Item 7A.    Quantitative and Qualitative Disclosures
                   About Market Risk
       Item 8.     Financial Statements and Supplementary
                   Data
       Item 9.     Changes in and Disagreements With
                   Accountants on Accounting and
                   Financial Disclosure

                                    PART III


       Item 10.    Directors and Executive Officers
                   of the Registrant
       Item 11.    Executive Compensation
       Item 12.    Security Ownership of Certain
                   Beneficial Owners and Management
       Item 13.    Certain Relationships and Related
                   Transactions

                                    PART IV

       Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                            SIGNATURES

                                    PART I

ITEM 1   BUSINESS

     Delco Remy International, Inc. (the "Company"), headquartered in Anderson, Indiana, is a leading global manufacturer and remanufacturer of original equipment manufacturer ("OEM") and aftermarket electrical, powertrain/drivetrain and related components for automobiles and light trucks, medium and heavy duty trucks and other heavy duty vehicles. The Company's products include starter motors ("starters"), alternators, engines, transmissions, traction control systems and fuel systems. The Company serves the aftermarket and the OEM market, principally in North America as well as in Europe, Latin America and Asia-Pacific. The aftermarket accounted for approximately 43% of the Company's net sales with the OEM market accounting for the balance.

     The Company believes that it is the largest manufacturer and remanufacturer in North America of (i) starters for automobiles and light trucks (including sport-utility vehicles, minivans and pickup trucks) and (ii) starters and alternators for medium and heavy duty vehicles. The Company's products are principally sold or distributed to OEMs for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains.

     The Company sells its products principally under the "Delco Remy" brand name and other major brand names worldwide. In addition, General Motors ("GM") entered into a long-term contract to purchase from the Company substantially all of its North American requirements for automotive starters and its U.S. and Canadian requirements for heavy duty starters and alternators. GM also entered into a distribution agreement to sell the Company's aftermarket products through the General Motors Service Parts Operations ("SPO") distribution system, which terminated on July 31, 1998. The Company has announced a renewed agreement with SPO to continue the distribution of heavy duty products to the independent aftermarket. As part of this agreement, heavy duty replacement parts will continue to be supplied to the independent aftermarket through existing AC Delco distributors and newly appointed Delco Remy distributors. As a result of this agreement, the Company is developing a distribution network of independent warehouse distributors to expand the sales volume previously covered by the expired agreement for heavy duty aftermarket product distribution. The Company expects that it will be able to expand its market share through this more direct channel of distribution.

     Citicorp Venture Capital Ltd. ("CVC") and Harold K. Sperlich, former president of Chrysler Corporation, together with a subsidiary of MascoTech Inc. ("MascoTech") and certain senior management of the former Delco Remy Division of GM (the "Former GM Division"), formed the Company for the purpose of acquiring the assets of the automotive starter and the heavy duty starter and alternator businesses of the Former GM Division (the "GM Acquisition"). Since the GM Acquisition, the Company has completed nine strategic acquisitions, substantially increasing the Company's aftermarket operations, and entered into four international joint ventures. These acquisitions and joint ventures have broadened the Company's product line, expanded its remanufacturing capability, extended its participation in international markets and increased its penetration of the retail automotive parts channel. As a result of these acquisitions and joint ventures and the Company's focus on increasing its participation in the aftermarket, the Company's reliance on GM has declined since the Company's formation. Net sales to customers other than GM increased from 41.0% in fiscal year 1995 to 62.3% in fiscal year 1998.

INDUSTRY OVERVIEW

     In general, the Company's business is influenced by the underlying trends of the automotive industry. The Company's focus on expanding its remanufacturing capabilities, however, heightens the importance of the aftermarket.

     Aftermarket. The aftermarket consists of the production and sale of both new and remanufactured parts used in the maintenance and repair of automobiles, trucks and other vehicles. Remanufacturing is a process through which used components ("cores") are disassembled into their subcomponents, cleaned, inspected, tested, combined with new subcomponents and reassembled into finished products. A remanufactured product can be produced at lower cost than a comparable individually repaired unit due to effective salvage technology methods, high volume precision manufacturing techniques and rigorous inspection and testing procedures. The ability to procure cores is critical to the remanufacturing process.

     Aftermarket parts are supplied principally through three distribution channels: (i) car and truck dealers that obtain parts either through an OEM parts organization (e.g., GM SPO, Ford Parts & Service, Chrysler Mopar, Navistar, etc.) or directly from an OEM-authorized remanufacturer, (ii) retail automotive parts chains and mass merchandisers; and (iii) wholesale distributors and jobbers who supply independent services stations, specialty and general repair shops, farm equipment dealers, car dealers and small retailers.

     The Company believes that the aftermarket has been and will continue to be impacted by the following trends: (i) the increasing number and average age of vehicles in use and the number of miles driven annually; (ii) the increasing demands of customers that their aftermarket suppliers meet high quality standards; (iii) the increasing use of remanufactured parts for OEM warranty and extended service programs; (iv) the growth and consolidation of large retail automotive parts chains; and (v) particularly with respect to many of the Company's products, the increasing engine output and durability demands related to the high temperatures at which engines operate.

     According to R.L. Polk, an independent provider of motor vehicle and consumer marketing statistics, as of 1996 there were approximately 198 million cars and light trucks registered in the United States, as compared with 162 million cars and light trucks in 1986. The average age for cars and light trucks in 1996 was 8.5 years, as compared with an average car age of 7.9 years in 1986.

     The use of remanufactured components for warranty and extended service repairs has increased in recent years as OEMs have offered extended warranty and extended service coverage and dealers have begun to provide extended service plans and warranties on used vehicles. OEMs have sought to reduce warranty and extended service costs by using remanufactured components, which generally offer the same degree of quality and reliability as OEM products at a lower cost. This trend has resulted in aftermarket customers requiring higher quality standards for remanufactured products.

     Recently, large retail automotive parts chains offering a broad range of new and remanufactured products have experienced rapid growth at the expense of small, independent retail stores. The Company has significantly grown its sales to this channel and believes that further increasing its sales to retail chains offers a significant opportunity for growth. Retail chains generally prefer to deal with large, national suppliers capable of meeting their cost, quality, volume and service requirements.

      OEM Markets. The OEM market consists of the production and sale of new component parts for use in the manufacture of new vehicles. The OEM market includes two major classes of customers: (i) automobile and light truck manufacturers; and (ii) medium and heavy duty truck and engine manufacturers and other heavy duty vehicle manufacturers.

     The OEM market has been impacted by recent fundamental changes in the OEMs sourcing strategies. OEMs are consolidating their supplier base, demanding that their suppliers provide technologically advanced product lines, greater systems engineering support and management capabilities, just-in-time sequenced delivery and lower system costs. As a result, each OEM has selected its own preferred suppliers. OEMs are increasingly requiring that their preferred suppliers establish global production capabilities to meet their needs as they expand internationally and increase platform standardization across multiple markets.

     OEMs continue to outsource component manufacturing of non-strategic parts. Outsourcing has taken place in response to competitive pressures on OEMs to improve quality and reduce capital outlays, production costs, overhead and inventory levels. In addition, OEMs are increasingly purchasing integrated systems from suppliers who provide the design, engineering, manufacturing and project management support for a complete package of integrated products. By purchasing complete systems, OEMs are able to shift design, engineering and product management to fewer and more capable suppliers. Integrated systems suppliers are generally able to design, manufacture and deliver components at a lower cost than the OEMs due to (i) their lower labor costs and other manufacturing efficiencies, (ii) their ability to spread research and development and engineering costs over products provided to multiple OEMs and
(iii) other economies of scale inherent in high volume manufacturing such as the ability to automate and leverage global purchasing capabilities.

PRODUCTS

     Aftermarket. The Company's aftermarket product line includes a diverse array of remanufactured and new products sold as replacement parts under the "Delco Remy" brand name or under a private-label brand name specified by the OEM or the automotive parts retailer. The Company remanufactures parts for both domestic and imported vehicles.

     Products remanufactured by the Company include starters, alternators, engines, fuel injectors, injection pumps and turbo chargers (fuel systems), transmissions, torque converters, water pumps, rack and pinions, power steering pumps and gears and clutches. The Company also remanufactures subcomponents, such as automotive armatures, rotors and solenoids, as well as component parts shipped in bulk ("kits") for future assembly. These subcomponents are either used internally in the remanufacturing process by the Company or sold to outside customers.

     OEM. The Company's starters are used in all cars and trucks manufactured by GM in North America (except Saturn and Geo). The Company manufactures two types of starters: straight drive starters and gear reduction starters. Since the beginning of 1994, the Company has been transitioning its production line from straight drive starters to more technologically advanced gear reduction starters.

     The Company manufactures a full line of heavy duty starters and alternators for use primarily with large diesel engines. The Company's starters and alternators are specified as part of the standard electrical system by most North American heavy duty truck and engine manufacturers. The Company's starters cover a broad range of torque and speed requirements. Certain of the Company's automotive starters are currently being produced under technology licenses by manufacturers in China and India, and by the Company's joint ventures in Mexico and Korea.

     The Company has recently developed several new products for heavy duty applications, including a high output, premium heavy duty brushless alternator for high vibration applications; a new large frame alternator designed to meet the increasing demands in the upper power ranges of new heavy duty vehicles; and a small heavy duty alternator for use in low output, high durability and severe environmental applications, which the Company expects will be used principally for agricultural and construction vehicles.

     The Company also produces traction control systems for use in construction, industrial and agricultural equipment and in medium duty trucks. The traction control systems business combines valuable product engineering skills with strong machining and fabrication capabilities to manufacture products with custom designed applications.

CUSTOMERS

     Aftermarket. The Company's principal aftermarket customers include OEM dealer networks and leading automotive parts retail chains. The Company's products are also used for warranty replacement under procedures established by certain of the Company's OEM customers. Sales to GM SPO accounted for approximately 25.8% of the Company's 1998 aftermarket net sales. No other customer accounted for more than 10%.

     In connection with the GM Acquisition, the Company entered into a long-term agreement pursuant to which it designed GM, through GM SPO, as its exclusive distributor of "Delco Remy" brand remanufactured automotive and heavy duty starters and alternators within North America to specified customers; including certain GM dealers, direct GM accounts, certain warehouse distributors and, with respect to automotive products, certain retail chains. In consideration of its being granted the foregoing exclusive distribution rights, GM agreed to purchase from the Company 100% of its requirements for automotive starters and heavy duty starters and alternators for sale in the aftermarket and has further agreed not to sell any competitive products in the aftermarket channels specified above during the term of the distribution agreement. The Company has announced a renewed agreement with SPO to continue the distribution of heavy duty products to the independent aftermarket. As part of this agreement, heavy duty replacement parts will continue to be supplied to the independent aftermarket through existing AC Delco distributors and newly appointed Delco Remy distributors. As a result of this agreement, the Company is developing a distribution network of independent warehouse distributors to expand the sales volume previously covered by the expired agreement for heavy duty aftermarket product distribution. The Company expects that it will be able to expand its market share through this more direct channel of distribution. As to automotive starters, the agreement terminates on July 31, 2009. The agreement, with respect to either heavy duty or automotive products, may be terminated prior to the end of the applicable term (i) by mutual agreement of the parties, (ii) by either party upon a material breach by the other party, (iii) by the Company if GM fails to achieve certain goals and objectives for reasons other than a general decline in the economy and (iv) by GM to the extent the Company fails to meet certain quality standards.

     OEM. The Company's principal customers in its OEM automotive business are GM's North American Operations and various GM International affiliates, who collectively accounted for substantially all of the Company's OEM 1998 automotive starter sales. No other customer accounted for more than 10% of such OEM net sales.

     Principal customers of the Company's heavy duty OEM business include Navistar, Freightliner, Cummins, Caterpillar, PACCAR, Detroit Diesel, GM, Ford, Mack and Volvo Trucks. The Company has long-term agreements, with terms typically ranging from three to five years, to supply starters and alternators to GM, Navistar, Freightliner, PACCAR, Cummins, Volvo Trucks and Mack. In addition, the Company is the specified supplier of heavy duty starters and alternators for trucks manufactured for several major North American truck fleet operators.

     GM accounted for approximately 46.6% of the Company's total OEM sales in 1998.

     Pursuant to long-term supply agreements, GM has agreed to purchase from the Company 100% of its North American automotive starter requirements (other than Saturn and Geo) and 100% of its U.S. and Canadian requirements for heavy duty starters and alternators, in each case with respect to the Company's existing product line as of August 1994. GM's commitments to purchase such products from the Company in the future are subject, however, to the Company remaining competitive as to technology, design and price. Nonetheless, GM may not terminate the automotive starter supply agreement for failure of the Company to be price, technology or design competitive prior to July 31, 2001. GM's obligations to purchase automotive starters and heavy duty starters and alternators from the Company terminate on July 31, 2004 and 2000, respectively, except for automotive products released in 1996 and 1997, for which GM's obligation will terminate on July 31, 2006 and 2007, respectively. GM may cancel either agreement in the event that 35% of the Company's voting shares become owned, directly or indirectly, by another manufacturer of passenger cars or light trucks. During the term of the relevant supply agreement. GM has granted the Company the right to bid on starter and alternator supply contracts for GM's operations worldwide.

     The Company employs its own direct sales force, which develops and maintains sales relationships with major North American truck fleet operators as well as its OEM customers worldwide. These sales efforts are supplemented by a network of field service engineers and product service engineers.

COMPETITION

     Aftermarket. The aftermarket is highly fragmented and competitive. Competition is based primarily on quality of products, service, delivery, technical support and price. The Company's principal aftermarket competitors include Automotive Parts Exchange (APE), Champion, Genuine Parts
(Rayloc), Motorcar Parts & Accessories (MPA), Prestolite and Unit Parts.

     OEM. The automotive parts market is highly competitive. Competition is based primarily on quality of products, service, delivery, technical support and price. Most OEMs source parts from one or two suppliers. The Company competes with a number of companies who supply automobile manufacturers throughout the world. In the North American automotive market, the Company's principal competitors include Denso, Valeo, Mitsubishi and Bosch. GM purchases automotive starters from the Company pursuant to its long-term supply agreement with the Company. Chrysler has eliminated production of its own starters and currently purchases starters from independent suppliers. Ford continues to produce certain parts for the majority of its domestic and international applications and purchases the remainder from independent suppliers.

     The heavy duty parts market is characterized by one or two dominant suppliers in each major geographic region of the world. No competitor has a substantial share in all regions. In the North American heavy duty market, where the Company is the largest manufacturer, the Company's principal competitors include Prestolite, Denso and Bosch.

STRATEGY

     The Company plans to continue to strengthen its strategic positioning and strong market position through increasing revenue and profitablity of its aftermarket and OEM businesses (Growth Strategy) and achieving improved manufacturing efficiency, cost reduction and increased productivity while continuing to achieve the highest levels of quality (Operating Strategy).

Growth Strategy

     Strengthening Customer Relationships. The Company intends to increase its sales to new and existing customers by capitalizing on its balanced coverage of the key channels of aftermarket distribution and its competitive strengths as an OEM supplier. Additionally, the acquisition of World Wide expanded the Company's product line and now offers a full line of starters and alternators for domestic and import vehicles. The acquisition also has improved the Company's distribution capabilities, which now include a nationwide overnight delivery service.

     Consolidating the Fragmented Aftermarket. The portion of the aftermarket in which the Company participates is large and highly fragmented, with most participants being small, regional companies offering relatively narrow product lines. Although the Company believes that it is the largest manufacturer and remanufacturer of aftermarket starters and alternators in North America, its sales of these products account for less than 12% of this market. Consolidation of the aftermarket is occurring as many competitors are finding it difficult to meet the increasing quality, cost and service demands of customers, who, in turn, are seeking to rationalize their supplier base. With its OEM capabilities, remanufacturing expertise, full product line, greater access to "cores" and ability to capitalize on economies of scale, the Company is well positioned to benefit from the consolidation of the aftermarket.

     Expanding Globally. The Company is expanding its international operations in order to (i) benefit from the trend toward international standardization of automotive and heavy duty vehicle platforms and (ii) participate in rapidly growing foreign markets. This year the company made three strategic electrical remanufacturing acquisitions; Lucas Varity, an automotive starter and alternator remanufacturer in England, Electro Diesel Rebuild, an automotive starter and alternator remanufacturer for the independent European aftermarket and certain assets of Atlantic Reman Limited, a starter and alternator remanufacturer and distributor for the Maritime Provinces in Canada. The Company also increased its presence in foreign markets through two joint venures: Sahney Paris Rhone Ltd. In India and a newly formed company in Brazil with Irmaos Zen S.A...

     Introducing Technologically Advanced New Products. As a Tier 1 OEM supplier, the Company continues to provide technologically advanced products by regularly updating and enhancing its product line. Since the GM Acquisition, the Company has (i) completed the introduction of a new family of gear reduction starters that replaced all straight drive starters in GM vehicles for the 1998 model year and (ii) introduced several longer-life heavy duty alternators. The Company is also developing a small gear reduction starter specifically designed for application on world car platforms. These new products underscore the Company's commitment to developing state-of-the-art products that address the higher output, lower weight and increased durability requirements of OEM customers.

Operating Strategy

     "Focus" Factories to Drive Manufacturing Excellence. The Company is shifting its OEM production from old, vertically-integrated manufacturing plants to new, smaller and more efficient "focus" factories. The Company's focus factories generally produce one product line in a plant designed to facilitate lean manufacturing techniques. The Company has successfully launched five new focus factories since 1996. When the currently planned shift to focus factories is completed, the Company will occupy six focus factories and will have reduced its floor space for OEM production by more than 70%. The Company believes that the benefits of the focus factories include reduced overhead costs, enhanced productivity, increased product quality and lower inventories.

     Productivity Improvements. In conjunction with its emphasis on focus factories, the Company continues to work with its local union representatives to establish best-in-class work practices, such as reducing the number of job classifications per focus factory and implementing team-based manufacturing processes. Since the GM Acquisition, employee productivity has increased by 33%.

      The Company's labor contract with the UAW (as defined) contains provisions that are expected to permit the Company to continue to achieve productivity improvements in the existing and new focus factories. The increased productivity achieved since the GM Acquisition is due primarily to continuous improvement initiatives, the significant number of employees who have exercised their contract rights to return ("flowback") to GM or to retire and the incentive separation payment offered to DRA hourly employees through a voluntary employee termination program.

     Product Quality and Continuous Improvement. In fiscal year 1998, the Company received the prestigious Supplier of the Year award from GM for the second straight year. The Company's commitment to product quality and continuous improvement is further evidenced by the QS9000 certification received by all of its manufacturing and remanufacturing facitlites. In addition, the Company's powertrain/drivetrain operations that remanufacture products for Ford have received the Q-1 rating, Ford's highest quality rating, and the Company is a Ford Authorized Remanufacturer ("Ford FAR") in six of the seven Ford Canadian territories. Global purchasing has further enhanced the Company's continuous improvement efforts. The Company is utilizing its international ventures to develop new, lower cost sources of materials and is consolidating its vendor base to fewer, more competitive suppliers.

PATENTS, TRADEMARKS AND LICENSES

     Pursuant to a Trademark Agreement between the Company and GM, GM has granted the Company an exclusive license to use the "Delco Remy" trademark on and in connection with automotive starters and heavy duty starters and alternators until July 31, 2004, extendible indefinitely at the Company's option upon payment of a fixed $100,000 annual licensing fee to GM. The Company has also been granted a perpetual, royalty-free license to use the "Remy" trademark. The "Delco Remy" and "Remy" trademarks are registered in the United States, Canada and Mexico and in most major markets worldwide. GM has agreed with the Company that, upon the Company's request, GM will register the trademarks in any jurisdiction where they are not currently registered.

     The Company has also been granted an exclusive license to use the "Delco Remy" name as a tradename and corporate name worldwide until July 31, 2004 pursuant to a Tradename License Agreement between the Company and GM. In addition, GM has granted the Company a perpetual license to use the "Remy" name as a tradename and corporate name worldwide.

     The Company owns and has obtained licenses to various domestic and foreign patents and patent applications related to its products and processes. The patents expire at various times over the next 16 years. While these patents and patent applications in the aggregate are important to the Company's competitive position, no single patent or patent application is material to the Company.

RAW MATERIALS

     Principal raw materials for the Company's business include bare copper strap, insulated copper, aluminum castings, forgings, outer frames, nomex paper, steel coils, steel bars, copper tube, copper wire, flat steel, coil steel, bar steel, gray iron castings, ductile iron castings, copper cross-section coils, magnets, steel shafts, steel cores, steel wire and molding material. All materials are readily available from a number of suppliers, and management does not foresee any difficulty in obtaining adequate inventory supplies. The Company and GM have entered into a long-term worldwide purchasing support agreement that allows the Company to purchase copper wire and steel, which are used in the manufacture of starters sold to GM, at prices that the Company believes generally to be lower than those that would otherwise be obtainable by the Company. This agreement expires on July 31, 2004, or earlier, upon termination of the automotive and heavy duty supply OEM agreements between the Company and GM. The Company generally follows the North American industry practice of passing on to its customers the costs or benefits of fluctuation in copper and aluminum prices on an annual or semi-annual basis.

EMPLOYEES

     As of July 31, 1998, the Company employed 4,833 people, 967 of whom were salaried and administration and 3,866 of whom were hourly employees. Of the Company's hourly employees, 41.6% are represented by unions. In the United States, 983 of the Company's hourly workers are represented by the UAW under an agreement between the Company and the UAW, the applicable provisions of which were assumed by the Company in connection with the GM Acquisition. The agreement between the UAW and the Company expires on September 14, 2000 which will require negotiation of new agreements. In addition, 70 of the Company's hourly employees are represented by the Teamsters. This agreement between the Teamsters and the Company expired on August 31, 1998. This agreement was renewed between the Company and the Teamsters expiring on August 31, 2003.

     As of July 31, 1998, 143 of the Company's 641 Canadian hourly employees are represented by the Canadian Auto Workers and 147 are represented by the Metallurgists Unis d'Amerique. The agreements with these unions expire in calender year 1999, which will require negotiation of new agreements.

     As of July 31, 1998, approximately 176 of Autovill's 358 hourly employees are affiliated with the Hungarian Steel Industry Workers Union. The agreement was signed July 17, 1996 and is perpetual, subject to termination upon three months' notice from either party.

     The Company's other facilities are primarily non-union. The Company is unaware of any current efforts to organize. There can be no assurance that there will not be any labor union efforts to organize employees at facilities that are not currently unionized. At the present time, the Company believes that its relations with its employees are good.

RESEARCH AND DEVELOPMENT

     The Company's engineering staff works independently and with OEMs to design new products, improve performance and technical features of existing products and develop methods to lower manufacturing costs. In support of its engineering efforts, the Company has formed technical alliances with a select number of engineering and technology firms to identify long-term engineering advances and opportunities. In support of its engineering efforts, the Company has formed technical alliances with a select number of engineering and technology firms to identify long-term engineering advances and opportunities. In January 1996, the Company entered into a joint development agreement with SarCon Technology Corporation with the goal of developing an alternator with substantially higher power output than the current generation of alternators. The Company has also formed technical alliances with EcoAir Corp. and Arthur D. Little to support the Company's advanced research and development of starters and alternators.

     Consistent with its strategy to introduce technically advanced new and improved products, the Company spent approximately $11.1 million, $12.3 million and $9.1 million in 1998, 1997, and 1996, respectively, on research and development activities.

FOREIGN OPERATIONS AND EXPORT SALES

     Information about the Company's foreign operations is set forth in tables relating to geographic information in Note 14 to Consolidated Financial Statements, which statements are included under Item 8.

ENVIRONMENTAL REGULATION

     The Company's facilities and operations are subject to a wide variety of federal, state, local and foreign environmental laws, regulations and ordinances, including those related to air emissions, wastewater discharges and chemical and hazardous waste management and disposal ("Environmental Laws"). The Company's operations also are governed by laws relating to workplace safety and worker health, primarily the Occupational Safety and Health Act, and foreign counterparts to such laws ("Employee Safety Laws"). The Company believes that its operations are in compliance in all material respects with current requirements under Environmental Laws and Employee Safety Laws, with the exception of certain matters of which the Company is aware, including air permitting or registration requirements at certain facilities. The Company believes that any costs it may incur to resolve such matters will not be material. The nature of the

Company's operations, however, exposes it to the risk of liabilities or claims with respect to environmental and worker health and safety matters. There can be no assurance that material costs will not be incurred in connection with such liabilities or claims.

     Based on the Company's experience to date, the Company believes that the future cost of compliance with existing environmental laws, regulations and ordinances (or liability for known environmental claims) will not have a material adverse effect on the Company's business, financial condition or results of operations. However, future events, such as changes in existing laws and regulations or their interpretation, may give rise to additional compliance costs or liabilities that could have a material adverse effect on the Company's business, financial condition or results of operations. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws, may require additional expenditures by the Company that may be material.

     Certain Environmental Laws hold current owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products ("Hazardous Substances"). Because of its operations, the long history of industrial uses at some of its facilities, the operations of predecessor owners or operators of certain of the businesses, and the use, production and release of Hazardous Substances at these sites, the Company is affected by such liability provisions of Environmental Laws. Various of the Company's facilities have experienced some level of regulatory scrutiny in the past and are or may be subject to further regulatory inspections, future requests for investigation or liability for past disposal practices.

     During the environmental due diligence performed in connection with the GM Acquisition, GM and the Company identified certain on-site pre-closing environmental conditions including the presence of certain Hazardous Substances in the soil at the Company's Meridian, Mississippi property and in the soil and groundwater at the Company's Anderson, Indiana property. GM has reported the presence of these substances in the groundwater to the United States Environmental Protection Agency ("EPA") and the Indiana Department of Environmental Management ("IDEM") and has notified residents who live downgradient of the affected GM properties. GM conducted further investigation, which included the sampling of the residents' water wells and the installation of an additional well offsite, and is working with EPA to resolve this issue. The Company is in the process of vacating the Anderson and Meridian facilities and terminating its leases or subleases as applicable with GM. Based on the Company's experience to date, the terms of the indemnification in the GM Acquisition agreement and GM's continuing performance in responding to these conditions, the Company does not believe that it will expend material costs in responding to these on-site environmental conditions.

     In connection with its acquisition of facilities and businesses from GM, Nabco, A&B Group, Autovill, Power Investments, World Wide, Ballantree, Lucas, Electro Diesel Rebuild, Electro Rebuild Tunisia, and Atlantic Reman Limited, the Company obtained various indemnities for certain claims related to on-site and off-site environmental conditions and violations of Environmental Laws which arose prior to such acquisitions. The environmental indemnities are subject to certain deductibles, caps, cost sharing and time limitations depending on the nature and timing of the environmental claim.

     The Comprehensive Environmental Response, Compensation, and Liability Act, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), provides for responses to and joint and several liability for releases of certain Hazardous Substances into the environment. The Company has received requests for information or notifications of potential liability from EPA under CERCLA for certain off-site locations. The Company has not incurred any significant costs relating to these matters, and based on the existence of certain indemnification agreements from its predecessors and their assumption of liabilities to date and other legal defenses, believes that it will not incur material costs in the future in responding to conditions at these sites.

     The Resource Conservation and Recovery Act ("RCRA") and the regulations thereunder and similar state counterparts to this law regulate hazardous wastes. The Company's Anderson, Indiana facilities were once part of a larger industrial complex owned and operated by GM (the "GM Complex"). Since 1990 (when owned by GM), the GM Complex has been undergoing corrective action under RCRA. In connection with the RCRA corrective action requirements, GM is required to investigate various solid waste management units ("SWMUs") and areas of concern ("AOCs") identified in the federal and state RCRA permits. Some of these SWMUs and AOCs are located on portions of the Anderson, Indiana properties leased by the Company from GM and certain SWMUs had been used by the Company. The costs of responding to releases, if any, from those SWMUs used by the Company would presumptively be borne by the Company. To date, no claims for any such liability have been made, and GM continues to respond to EPA and IDEM with respect to the investigation of these AOCs and SWMUs. Subject to the terms and conditions of GM's environmental indemnity provided in connection with the GM Acquisition, GM is indemnifying the Company with respect to certain of these areas.

     One of the Company's facilities in Franklin, Indiana is undergoing a RCRA site investigation and clean-up of volatile organic compounds ("VOCs") in the soil and groundwater pursuant to an EPA Administrative Order on Consent ("EPA Order") issued to both Franklin Power Products, one of the subsidiaries of the Company, and Amphenol Corporation, a prior owner of the property. Pursuant to the EPA Order, Franklin Power Products and Amphenol Corporation have jointly submitted corrective measures studies which have been approved by EPA, and the parties expect to enter into a new EPA Administrator Order on Consent in the near future setting forth the selected remedy (including further investigation and the imposition of a dead restriction limiting future use of industrial or commercial activities). Amphenol indemnified Franklin Power Products for certain liabilities associated with the EPA Order and Amphenol has satisfied and continues to satisfy the requirements of the EPA Order. Based on the Company's experience to date and the indemnities from Amphenol and the sellers of Franklin Power Products to the Company, the Company believes that future costs associated with this site will not have a material adverse effect on the Company's results of operations, business or financial condition.

     The Company's Marion, Michigan facility was listed on Michigan's state list of sites pursuant to the Michigan version of CERCLA (the "Michigan SCL") in 1993 because of suspected releases of Hazardous Substances, primarily volatile organic compounds (mineral spirits), to the soils and groundwater at the facility. An investigation conducted by Nabco prior to its acquisition by the Company determined that the levels of volatile organic compounds in the soils and groundwater are below the applicable state clean-up levels. Although the Company proposed no further action at this facility, the Michigan environmental authorities are requiring further investigation. Even if the Michigan environmental authorities were to require remedial action with respect to this site, the Company does not believe that it will expend material costs in connection with the conditions giving rise to this Michigan SCL.

BACKLOG

     The majority of the Company's products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. For products supplied by outside suppliers, the Company generally purchases products from more than one source. The Company expects to be capable of handling the anticipated 1999 sales volumes.

ITEM 2  PROPERTIES

  The world headquarters of the Company are located at 2902 Enterprise Drive, Anderson, Indiana 46013. The Company leases its headquarters. The following table sets forth certain information regarding manufacturing and certain other facilities operated by the Company as of July 31, 1999. The designation "F" indicates a focus plant.

                            OEM or                                      Approx.        Owned/Lease
  Location                  Aftermarket          Use                    Sq. Ft.        Expiration
  --------                  ------------         ---                    --------       ------------
  Anderson, IN              Headquarters         Office                 70,000         2000
  Anderson, IN              OEM                  Manufacturing          597,000        2004

                             OEM or                                         Approx.           Owned/Lease
Location                     Aftermarket            Use                      Sq. Ft.           Expiration
--------                     -----------            ---                     -------           ------------
Anderson, IN                 Headquarters           Office                   70,000                2000
Anderson, IN                 OEM                    Manufacturing           430,000                2004
Anderson, IN                 OEM(F)                 Manufacturing           117,000                2001
Anderson, IN                 OEM(F)                 Manufacturing            51,000                2001
Anderson, IN                 OEM(F)                 Manufacturing            36,695                2006
Anderson, IN                 OEM(F)                 Manufacturing            33,500                2007
Anderson, IN                 OEM/Aftermarket        Testing                  15,000                2001
Anderson, IN                 OEM(F)                 Manufacturing            21,500                2003
Anderson, IN                 Aftermarket            Warehouse                50,220                2000
Bay Springs, MS              Aftermarket            Manufacturing            73,000                2003
Budapest, Hungary            Aftermarket            Office                    1,900                Owned
Budapest, Hungary            Aftermarket            Manufacturing             8,612                Owned
Chantilly, VA                Aftermarket            Manufacturing           120,000                2014
Edmonton, Canada             Aftermarket            Manufacturing           141,300                Owned
Etobicoke, Canada            Aftermarket            Manufacturing           114,120                2002
Findlay, OH                  Aftermarket            Manufacturing             6,400                Owned
Franklin, IN                 Aftermarket            Manufacturing            48,400                Owned
Franklin, IN                 Aftermarket            Manufacturing            16,625                Owned
Heidelberg, MS               Aftermarket            Manufacturing            45,000                2003
Indianapolis, IN             Aftermarket            Manufacturing             5,500                1999
Kaleva, MI                   Aftermarket            Manufacturing            82,000                2000
Mansfield, TX                Aftermarket            Manufacturing            43,000                2000
Marion, MI                   Aftermarket            Manufacturing            59,400                2000
Memphis, TN                  Aftermarket            Warehouse                 7,500                2002
Meridian, MS                 OEM                    Manufacturing           319,000                2004
Meridian, MS                 Aftermarket            Warehouse                68,000                2000
Meridian, MS                 Aftermarket            Manufacturing            12,000                2003
Mezokovesd, Hungary          Aftermarket            Manufacturing           175,598                Owned
Peru, IN                     Aftermarket            Manufacturing            30,000                2003
Peru, IN                     Aftermarket            Manufacturing            14,111                2003
Raleigh, MS                  Aftermarket            Manufacturing            43,000                2003
Raleigh, MS                  Aftermarket            Manufacturing            75,000                2003
Raleigh, MS                  Aftermarket            Manufacturing             8,000                Own
Reed City, MI                Aftermarket            Manufacturing            92,000                2000
Reed City, MI                Aftermarket            Manufacturing            34,000                2000
Reed City, MI                Aftermarket            Manufacturing            26,000                2000
Reed City, MI                Aftermarket            Warehouse                 7,350                1999
San Luis Potosi, Mexico      OEM                    Manufacturing            37,000                2001
Shabuta, MS                  Aftermarket            Manufacturing           190,000                2000
Sligo, Ireland               OEM/Aftermarket        Manufacturing            53,400                2018
St. Laurent, Canada          Aftermarket            Warehouse                17,000                1997
Sylvarena, MS                Aftermarket            Manufacturing             1,300                *
Taylorsville, MS             Aftermarket            Manufacturing            27,000                2003
Toledo, OH                   Aftermarket            Manufacturing             4,500                2000
Toronto, Canada              Aftermarket            Manufacturing            36,778                2002
Warren, MI                   OEM/Aftermarket        Manufacturing/Office    100,049                Owned
Winchester, VA               Aftermarket            Warehouse                55,000                2000
Winchester, VA               Aftermarket            Office/Whse              55,000                2000
Winnepeg, Canada             Aftermarket            Manufacturing            38,000                Owned
Winnepeg, Canada             Aftermarket            Manufacturing            18,000                Owned
Winnepeg, Canada             Aftermarket            Manufacturing            55,000                2003

*        Leased on a month-to-month basis.

ITEM 3   LEGAL PROCEEDINGS

  From time to time, the Company is party to various legal actions in the normal course of its business. The Company believes it is not currently party to any litigation that, if adversely determined, would have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


  There were no matters submitted to a vote of security holders during the quarter ended July 31, 1998.

                                    PART II


DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS


  From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the future performance of the Company contained in Management's Discussion and Analysis (under Items 7 and 7A on Form 10-K), and Notes to Consolidated Financial Statements (under Item 8 on Form 10-K) and other statements made in this Form 10-K and in other filings with the SEC.

  The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks.


ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

The Company made its initial public offering of Class A Common Stock on December 22, 1997. The Company's Class A Common Stock is traded in the New York Stock Exchange (NYSE) under the ticker symbol "RMY". There is no public market for the Company's Class B Common Stock. The following table reflects the high and low selling prices of the Company's Class A Common Stock for each quarter in which it was publicly trade.


     Quarter Ended:                        High           Low
               January 31, 1998            13 1/2        12 1/4
                April 30, 1998             16 1/4        12 9/16
                 July 31, 1998             17 1/2        12 1/8

HOLDERS

     The approximate number of record holders of each of the classes of the Company's common stock as of October 26, 1998, were as follows:

          Class A Common Stock      1,550
          Class B Common Stock          1

DIVIDENDS

The Company has never paid dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earning, financial condition and capital requirements and the terms of the Company's financing agreements. The Company plans to retain future earnings for use in the business in the foreseeable future. The ability of the Company to make dividend payments is also restricted by the terms of certain of its debt instruments.

ITEM 6   SELECTED FINANCIAL DATA

  The following table presents selected consolidated financial data of Delco Remy International, Inc., for fiscal years 1995 through 1998. The Company's first year of operations was the fiscal year ending July 31, 1995.

                                                 1998           1997         1996          1995
                                                 ----           ----         ----          ----
                                               (In thousands except per share data)
Net Sales                                      $815,313      $689,787      $636,852      $573,423

Income from continuing operations (a)            (2,187)      (10,263)        5,796         9,326

Income (loss from continuing operations
 per common share (a)
                 Basic                            (0.11)        (0.71)         0.38          0.64
                 Diluted                          (0.11)        (0.71)         0.34          0.57

Total Assets                                    684,997       570,569       475,082       322,527

Long-term obligations and redeemable
 preferred stock                                393,806       379,332       303,564       202,657

Cash dividends declared per common share              -            NA            NA            NA

(a) The results of acquired companies are included in operations from date of acquisition. Pro forma results of operations are presented in Note 1 to the consolidated financial statements. Results in 1998, 1997 and 1996 include restructuring charges of $16,227, $20,700 and $4,609 after income taxes, or $.75, $1.29 and $.30 per share, respectively.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

GENERAL

     The Company sells its products in the aftermarket and the OEM market, principally in North America and also in Europe, Latin America and Asia-Pacific. In addition to purchasing newly manufactured parts for use in new vehicle production, OEMs are also significant customers of the Company's aftermarket products. These aftermarket products are distributed through the OEMs' affiliated dealer networks.

     The aftermarket is highly fragmented and competitive. The Company believes that consolidation of aftermarket suppliers is occurring due, in part, to higher quality standards for remanufactured products, which may be more expensive or technically difficult for smaller remanufacturers to meet. The Company plans to continue to increase its penetration of the aftermarket through internal growth and strategic acquisitions.

     The demand for components in the OEM market is cyclical. The Company believes that opportunities for growth in the OEM market will continue to come primarily through the introduction of new products and expansion of the Company's global operations. The Company believes that its aftermarket and OEM businesses are complementary and provide the Company with a competitive advantage in meeting customer needs and maintaining the high levels of expertise necessary to compete successfully in both markets. The high capability and expertise required to meet the stringent technology and quality requirements of the Company's OEM customers provides a competitive advantage to the Company's aftermarket operations. In 1998, the aftermarket accounted for approximately 43.0% of the Company's net sales.

     The primary components of cost of goods sold in the Company's aftermarket business include component parts, labor costs, overhead and the cost of cores. While the availability and cost of cores fluctuate based on supply and demand, the Company's relationships with dealers and other customers have historically provided it with sufficient access to cores at favorable prices.

     The primary components of cost of goods sold in the Company's OEM business include material, labor and overhead. The Company's domestic OEM hourly labor
force is represented primarily by the United Auto Workers (UAW).   In March
1997, the Company signed a new four year master agreement with the UAW. Wage and benefit increases under the new agreement generally follow the same pattern as the prior agreement and continue to track the wages and benefits paid by GM and, as a result, the Company will experience higher wage and benefit rates in future periods. In addition, grow-in provisions under the new agreement require the Company to move lower wage and benefit employees to higher wage and benefit levels. Under provisions of the national agreement, the UAW and the Company developed special programs of incentives for hourly employees who agree to leave the Company. The cost of these programs is included in the restructuring charges for both fiscal year 1997 and 1998 as described below. The Company is in the final stage of its strategy to shift OEM production to focus factories, which the Company believes can further reduce costs.

     Since the GM Acquisition, the Company has completed nine strategic acquisitions, substantially increasing the Company's aftermarket operations, and entered into four international joint ventures. These acquisitions and joint ventures have broadened the Company's product line, expanded its remanufacturing capability, extended its participation in international markets and increased its penetration of OEM dealers, warehouse distributors and the retail automotive parts channel. As a result of these acquisitions and joint ventures and the Company's focus on increasing its participation in the aftermarket, the Company's reliance on GM has declined since the Company's formation. Net sales to customers other than GM increased from 41.0% in fiscal year 1995, the Company's first complete fiscal year of operations, to 62.3% in fiscal year 1998.

     The portion of the Company's net sales derived from the aftermarket have increased significantly over the past three years, from approximately 19.2% in fiscal year 1995 to 43.0% in fiscal year 1998. For fiscal year 1998, GM accounted for approximately 37.7% of the Company's total net sales, of which 26.6% were to GM's OEM businesses and 11.1% were to GM Service Part Operation
(SPO). Substantially all of the Company's fiscal year 1998 automotive OEM sales were to GM. Due to a prolonged strike by the UAW against GM in the fourth quarter of 1998, sales to GM were reduced by approximately $22.3 million. Had the strike not happened, the Company's sales to GM would have approximated 39% of the Company's total net sales.

     In connection with the GM Acquisition, GM entered into long-term contracts (the "Supply Agreements") pursuant to which it has agreed to purchase from the Company 100% of its North American requirements for automotive starters (other than for Saturn and Geo) and 100% of its U.S. and Canadian requirements for heavy duty starters and alternators, in each case with respect to the Company's existing product line. GM's obligations to purchase the Company's automotive starters and heavy duty starters and alternators under the Supply Agreements are subject to such products remaining competitive as to price, technology and design. However, GM may not terminate the Supply Agreement for the Company's prices of automotive products for failing to be competitive prior to July 31, 2001. The Supply Agreements will terminate (i) with respect to automotive products, on July 31, 2004 (except that GM's obligations with respect to automotive products introduced in 1996 and 1997 will terminate on July 31, 2006 and July 31, 2007, respectively), and (ii) with respect to heavy duty products, July 31, 2000. GM's obligations to distribute the Company's automotive aftermarket products terminate on July 31, 2009 and although GM's obligations to distribute the Company's heavy duty aftermarket products terminated on July 31, 1998 GM and the Company have entered into a new agreement for continued distribution of heavy duty products as further discussed below. Although the Company expects that its automotive and heavy duty products will remain competitive throughout the term of the agreements with GM, there can be no assurance that GM will not develop alternative sources for such components and purchase some or all of its requirements from these sources prior to or
following the expiration of the agreements.   The Company has announced a
renewed agreement with GM SPO to continue the distribution of heavy duty products to the independent aftermarket. As part of this agreement, heavy duty replacement parts will continue to be supplied to the independent aftermarket through existing AC Delco distributors and newly appointed Delco Remy distributors. As a result of this agreement, the Company is developing a distribution network of independent warehouse distributors to expand the sales volume previously covered by the expired agreement for heavy duty aftermarket product distribution. The Company expects that it will be able to expand its market share through this more direct channel of distribution.

     In fiscal year 1998, the Company developed a plan to restructure its workforce to a level that should enable it to realize better efficiency. The plan included a buyout plan for the hourly workforce to assist employees with their transition from the Company. This program will be completed in fiscal 1999 and is expected to provide positive benefits to the Company. A restructuring charge of $26.5 million was incurred as a result of this action, and a reserve was established in that amount. The Company reduced this reserve through cash payments of $10.0 million in fiscal 1998. The remaining balance is expected to be utilized through cash payments of $8.7 million in fiscal 1999, $3.9 million in fiscal 2000 and $3.9 million in fiscal 2001.

     In fiscal year 1997, the Company implemented a restructuring plan at its OEM manufacturing operations, incurring a restructuring charge of $34.5 million and establishing a reserve for that amount. At that time, the Company's OEM business had seven principal manufacturing operations, two in Meridian, Mississippi and five in Anderson, Indiana. The restructuring plan included accelerating the Company's move to focus factories and closing the Company's operations in three old, vertically-integrated factories. During the fiscal year 1998, the Company closed its OEM facilities in Meridian, Mississippi , including one facility leased from GM at the time of the GM acquisition. In addition, the Company closed one of its OEM facilities in Anderson, Indiana that was also leased from GM. The remaining facility that was originally leased from GM is planned to be vacated either by the end of fiscal year 1999 or early in fiscal year 2000. The Company opened three new focus factories in Anderson, Indiana in fiscal year 1998, transferring production from the leased facilities in Anderson, and bringing the total operational focus factories to five. Additionally, the Company transferred production from Meridian Mississippi, to Anderson, Indiana. The Company intends to begin moving operations into one additional focus factory by the end of fiscal year 1999 or early in fiscal year 2000. These decisions resulted in the impairment of certain production assets with a carrying amount of $30.3 million, which the Company plans to dispose of. The Company initially estimated the loss on disposal including related costs at $26.3 million. In addition, the Company estimated a cost of $8.2 million for reducing its workforce through several transition programs related to the restructuring of the operations. The 1997 restructuring reserve was utilized in 1998 and is expected to be utilized through 1999 and 2000. In 1998, the Company reduced the 1997 restructuring reserve balance to approximately $16.2 million through cash payments of $8.8 million and other charges of $9.5 million. The remaining balance is expected to be completely utilized in 1999 and 2000 through cash payments of $6.4 million and other charges of $9.8 million.


     The following table sets forth certain statement of operations data expressed as a percentage of sales:

                                                                      ---------------     ----------------------------------
                                                                             1998             1997               1996
                                                                      ---------------     ----------------------------------
Net sales                                                                  100.0%              100.0%             100.0%
Cost of goods sold                                                          80.7                78.3               80.1
                                                                      ---------------     ----------------------------------
Gross profit                                                                19.3                21.7               19.9

Selling, engineering and administrative expenses                            11.1                12.9               12.2
Restructuring charges                                                        3.2                 5.0                1.3
                                                                      ---------------     ----------------------------------

Operating income                                                             5.0                3.8                6.4

Other income (expense):
          Non-operating income                                                --                 0.3                 --
          Interest expense                                                  (5.0)               (5.7)              (4.3)
                                                                      ---------------     ----------------------------------

Income (loss) from continuing operations before income taxes
 (benefit), minority interest in income of subsidiaries, income from unconsolidated joint ventures, preferred divided
 requirement of subsidiary, and deemed dividend on preferred
 stock conversion                                                             --                (1.6)               2.1

Income taxes                                                                  --                (0.4)               0.9

Minority interest                                                            0.3                 0.1                0.1

Income from unconsolidated joint ventures                                   (0.3)                 --                 --

Preferred dividend requirement of subsidiary                                 0.1                 0.2                0.2

                                                                      ---------------     ----------------------------------
                                                                             1998                1997               1996
                                                                      ---------------     ----------------------------------
Deemed dividend on preferred stock conversion                                0.2                  --                 --
                                                                      ---------------     ----------------------------------

Income (loss) from continuing operations                                    (0.3)               (1.5)               0.9

Discontinued operations:
    Loss from operations of discontinued businesses, net of
       Applicable income tax benefit                                          --                 0.1                0.3

    Loss on disposal of businesses, net of
       applicable income tax benefit                                          --                 0.1                1.4

Extraordinary item:
    Write-off of debt issuance costs, net of
       Applicable income tax benefit                                         0.2                 0.3                 --
                                                                      ---------------     ----------------------------------
Net loss                                                                    (0.5)%              (2.0)%             (0.8)%
                                                                      ===============     ==================================

FISCAL YEAR ENDED JULY 31, 1998 COMPARED TO FISCAL YEAR ENDED JULY 31, 1997


     Net Sales. Net sales were $815.3 million for 1998, an increase of $125.5 million, or 18.2%, over the prior year. The increase resulted from the inclusion of the net sales of Ballantrae Corporation (Ballantrae) from its acquisition date and World Wide Automotive, Inc. (World Wide) for the entire 1998 fiscal year. In addition to these increases, heavy duty OEM sales were up due to the high demand from truck manufacturers and strong sales at Power Investments Inc. (Power) principally due to a new engine rebuilding program.

     Gross Profit. Gross profit was $157.5 million for 1998, an increase of $7.9 million, or 5.3%, over the prior year. As a percentage of net sales, gross profit decreased to 19.3% for the year ended July 31, 1998 from 21.7% for the prior year. The increase in gross profit was attributable to the inclusion of the Ballantrae and World Wide acquisitions. The margin from heavy duty OEM volume improvement was offset by higher costs attributable to the start-up costs of the new focus factories and from inefficiencies in the operations that were shut down.

     Selling, Engineering and Administrative Expenses. Selling, engineering and administrative (SE&A) expenses were $90.4 million for 1998, an increase of $1.3 million, or 1.4%, over the prior year. As a percentage of sales, SE&A expenses decreased to 11.1% for 1998 from 12.9% during the prior year. The reduction in SE&A expense as a percent of net sales resulted primarily from the higher level of sales while holding SE&A expenses nearly constant.

     Operating Income. Operating income was $40.6 million for 1998, an improvement of $14.6 million, or 56.4%, from the prior year. As a percent of net sales, operating income increased to 5.0% for the year ended July 31, 1998 from 3.8% for the prior year. This increase was attributable to the Ballantrae and World Wide acquisitions and a reduction in restructuring charges to $26.5 million as compared to restructuring charges of $34.5 million in 1997, as discussed above. Excluding the restructuring charges, operating income was 8.2% of sales in 1998 and 8.8% in 1997.

     Interest Expense. Interest expense was $40.3 million for 1998, an increase of $1.5 million, or 3.9%, over the prior year. The increase was due primarily to the additional debt incurred to finance acquisitions and increased borrowings to fund working capital requirements, partially offset by the recapitalization through the Company's initial public offering of common stock (IPO) and issuance of the Company's 8 5/8% Senior Notes to reduce leverage and refinance outstanding debt at lower rates.

     Income Taxes. The Company had an income tax benefit of $0.1 million in 1998 versus an income tax benefit of $3.0 million in 1997. The tax benefit was 38.8% of the loss from continuing operations before tax in 1998, as compared with a tax benefit of 28.1% of the loss from continuing operations before tax for the prior year. Due to continuing tax planning initiatives, the Company expects its effective tax rate to be approximately 39% in future years. At July 31, 1998 the Company believed it was more likely than not future taxable income would be sufficient to realize the net deferred tax asset.

     Net Income (Loss). As a result of the foregoing factors, the net loss was $4.0 million for 1998, compared to a net loss of $14.3 million in the prior year. Excluding non-recurring charges, the Company's net income for 1998 was $15.6 million and $10.5 million for 1997.

FISCAL YEAR ENDED JULY 31, 1997 COMPARED TO FISCAL YEAR ENDED JULY 31, 1996

     Net Sales. Net sales were $689.8 million for 1997, an increase of $52.9 million, or 8.3%, over the prior year. The increase primarily resulted from the inclusion of the net sales of World Wide from its acquisition date and Power Investments for the entire 1997 fiscal year.

     Gross Profit. Gross profit was $150.0 million for 1997, an increase of $22.8 million, or 18.0%, over the prior year. As a percentage of net sales, gross profit improved to 21.7% for the year ended July 31, 1997 from 19.9% for the prior year. This increase was primarily attributable to the higher gross profit margins of the businesses acquired as well as improved productivity and cost reductions in the OEM operations. These benefits were partially offset by decreased sales to GM which negatively affected gross profit margins at certain of the Company's OEM operations.

     Selling, Engineering and Administrative Expenses. SE&A expenses were $89.1 million for 1997, an increase of $11.1 million, or 14.2%, over the prior year. As a percentage of net sales, SE&A expenses increased to 12.9% for 1997 from 12.2% during the prior year. The increase in SE&A expense as a percent of net sales resulted primarily from higher SE&A expense as a percent of net sales for the acquired companies and costs for the implementation of new information systems.

     Operating Income. Operating income was $26.0 million for 1997, a decrease of $14.7 million, or 36.2%, from the prior year. As a percent of net sales, operating income decreased to 3.8% for the year ended July 31, 1997 from 6.4% for the prior year. This reduction was attributable to the inclusion of $34.5 million of restructuring charges. Excluding the restructuring charges, operating income was 8.8% of sales in 1997 and 7.7% in 1996.

     Interest Expense. Interest expense was $38.8 million for 1997, an increase of $11.4 million, or 41.7%, over the prior year. The increase was due primarily to the additional debt incurred to finance acquisitions and increased borrowings to fund working capital requirements.

     Income Taxes. The Company had an income tax benefit of $3.0 million in 1997 as compared to income tax expense of $5.7 million for 1996. The tax benefit was 28.1% of the loss from continuing operations before tax in 1997, and the income tax expense was 43.1% of income from continuing operations before tax for the prior year.

     Loss From Discontinued Operations. The after-tax loss from discontinued operations of $1.7 million for 1997 was related to the Company's plan to divest its large displacement diesel engine remanufacturing operations and its marine operations. These operations were not part of the Company's core strategic focus. The loss reflects the direct costs of production and identifiable SE&A expense expected to be incurred by these businesses from the date the Company decided to dispose of them until the expected disposal date, and a loss on disposal of assets and an allocation of interest expense based on capital employed by the business.

     Net Income (Loss). As a result of the foregoing factors, the net loss was $14.3 million for 1997, compared to a net loss of $4.8 million in the prior year. Excluding non-recurring charges, the Company's net income for 1997 was $10.5 million and $10.7 million for 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs include required debt service, working capital needs and the funding of capital expenditures. The Company does not currently have any significant maturities of long-term debt prior to 2006 other than the senior credit facility with BANKONE Indiana N.A. as agent and the other banks named therein (Senior Credit Facility) and the 8% Subordinated Debenture.

     Cash interest expense for 1998, 1997 and 1996 was $37.9 million, $30.8 million and $19.5 million, respectively. The portion of total interest represented by non-cash interest for the three years was $2.4 million, $7.9 million and $7.9 million for 1998, 1997 and 1996 respectively. Interest payments under the Company's indebtedness will continue to result in significant liquidity requirements for the Company.

     The Company's capital expenditures were $24.2 million in 1998 and are expected to be $28.5 million in 1999. Planned capital expenditures consist primarily of production equipment and tooling for the cost reduction programs of the Company's new focus factories and remanufacturing operations. These include upgrades in machinery technology, new quality standards and environmental compliance. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

     The Company granted put/call options in connection with the acquisitions of Power Investments and World Wide that become exercisable in March 2001 for Power Investments and November 2000 for World Wide. The exercise prices of the put/call options are based on an earnings formula and are not currently estimable.

     The Company's principal sources of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Senior Credit Facility. At July 31, 1998, borrowings under the Company's Senior Credit Facility were $64.8 million leaving $115.2 million of availability under the $180 million facility. The Company's cash position was $8.1 million at year end 1998 as compared to $10.0 million at year end 1997. Cash used in operating activities was $11.3 million in 1998 as compared to cash provided by operating activities of $22.5 million in 1997. Non-cash items in 1998, including $18.3 million of depreciation and amortization more than offset the Company's net loss and increased working capital requirements. From July 31, 1997 to July 31, 1998, the Company's inventory increased by $34.0 million. The increase in inventory was attributable primarily to the Company's expanding OEM and aftermarket businesses, including inventory associated with the acquisitions of Ballantrae, Electro Diesel Rebuild (EDR), the remanufacturing electrical operations of Lucas Varity in the U.K. (DRUK) and certain assets of Atlantic Reman Ltd. (Atlantic Reman), as well as higher levels of finished goods inventory required to service aftermarket customers. Cash used in investing activities of $69.3 million in 1998 was composed of $35.7 million for the acquisitions of Ballantrae and Lucas, $24.2 million of capital expenditures and $9.4 million invested in the unconsolidated joint ventures. Cash provided by financing activities in 1998 of $79.1 million, and was composed of the proceeds from the IPO of $51.3 million and $27.8 million from the amount debt issuances exceeded debt repayments. The components of net cash from operating activities are detailed in the Company's financial statements and related notes.

     Under the terms of the GM Acquisition, GM retained the liability for post-retirement benefits earned by the Company's employees while employed by GM. In addition, GM retained the liability for post-retirement benefits for all of the Company's employees that return to GM pursuant to contractual arrangements at the time of the GM Acquisition. Since relatively senior employees have returned to GM and have been replaced by the Company with employees who have later retirement dates, the Company's actual cash expenditures for post-retirement benefits will be significantly less than the amount recorded as an expense over the next ten years. The excess of the amount accrued over the cash paid for post-retirement benefits during 1998, 1997 and 1996 was $3.8 million, $4.5 million and $3.8 million, respectively.

     Instruments governing the Company's indebtedness restrict the ability of the Company's subsidiaries to make distributions to the Company

     The Company believes that cash generated from operations, together with the amounts available under the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for at least the next twelve months, although no assurance can be given in this regard. The Company's future operating performance and ability to extend or refinance its indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond the Company's control.

Seasonality

     The Company's business is moderately seasonal, as its major OEM customers historically have one- to two-week summer shutdowns of operations during July. In addition, the Company typically has shut down its own operations for one week each July, depending on backlog, scheduled maintenance and inventory buffers, as well as an additional week during the December holidays. Consequently, the Company's second and fourth quarter results reflect the effects of these shutdowns.

The following table sets forth, for the periods shown, certain statements of operations data for the Company (in millions):

                             Fiscal 1998 Quarter Ended            Fiscal 1997 Quarter Ended
                        ------------------------------------  ------------------------------------
                        OCT. 31  JAN. 31  APRIL 30  JULY 31   OCT 31   JAN 31   APRIL 30  JULY 31
                        -------  -------  --------  --------  -------  -------  --------  --------
Net sales                $209.0   $193.3    $217.0   $196.0    $169.8   $162.2    $177.7   $180.1
Gross profit               38.1     39.2      44.7     35.5      38.4     31.6      38.1     41.5
SE&A                       20.9     21.3      24.4     23.8      23.3     19.8      22.7     23.3
Restructuring charges        --       --        --     26.5        --       --        --     34.5
Operating income           17.2     17.9      20.3    (14.8)     15.1     11.8      15.4    (16.3)

The following table sets forth, for the periods shown, certain statement of operations data for the Company, expressed as a percent of sales:

                                  Fiscal 1998 Quarter Ended             Fiscal 1997 Quarter Ended
                            -------------------------------------  -----------------------------------
                            OCT. 31   JAN. 31   APR 30   JULY 31   OCT 31   JAN 31   APR 30   JULY 31
                            --------  --------  -------  --------  -------  -------  -------  --------
Net sales                     100.0%    100.0%   100.0%    100.0%   100.0%   100.0%   100.0%    100.0%
Gross profit                   18.2%     20.3%    20.6%     18.1%    22.6%    19.5%    21.4%     23.0%
SE&A                           10.0%     11.0%    11.2%     12.2%    13.7%    12.2%    12.8%     12.9%
Restructuring charges                      --       --      13.5%               --       --      19.2%
Operating income                8.2%      9.3%     9.4%    (7.6)%     8.9%     7.3%     8.7%    (9.1)%

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

Foreign Sales

     Approximately 23.9%, 21.1%, and 12.4% of the Company's 1998, 1997, and 1996 net sales, respectively, were derived from sales made to customers in foreign countries. Because of these foreign sales, the Company's business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

Accounting Pronouncements

     For a discussion of pending accounting pronouncements that may affect the Company, see Note 2 to the Company's financial statements included elsewhere in this Annual Report.

Year 2000 Date Conversion

     Many existing computer programs use only two digits to identify years. These programs were designed without consideration for the affect of the upcoming change in century, and if not corrected, could fail or create erroneous results by or at the year 2000. Essentially all the Company's information technology based systems, as well as many non-information technology based systems are affected by the "Year 2000" issue. Technology based systems reside on mainframes, servers and personal computers in the U.S. and in the foreign countries where the Company has operations. Specific systems include accounting, payroll, financial reporting, product development, inventory tracking and control, business planning, tax, accounts receivable, accounts payable, purchasing, distribution and numerous word processing applications. Non-information technology based systems include equipment and services containing imbedded microprocessors, such as clocks, security systems and building management systems. All of the Company's businesses have relationships with numerous third parties, including material suppliers, utility companies, transportation companies, banks and brokerage firms, that may be affected by the Year 2000 issue.

     Remediation plans have been established for all major systems potentially affected by the Year 2000 issue. The primary phases and current status of the plans for internal systems are summarized as follows:

     Enterprise awareness and planning. This phase involved the establishment of project teams and plans or each subsidiary and joint venture. This phase has been completed for all subsidiaries and the Company is in the process of determining the status of the joint ventures.

     Inventory of all hardware and software. This phase has been completed Impact analysis/assessment. This phase has been completed

     Planning and scheduling. Plans have been implemented for 90% of mission critical applications. Detailed plans for all remaining systems should be developed by January 1999.

     Conversion. The organizations are at varying points in their conversion process. 80% of the mission critical applications will be converted by January 1999. The other 20% will be converted by June 1999.

     Testing. Each system is tested based on the specific requirements. These are included as part of the overall project plans.

     Implementation. Each system within the organization is at a different point. 80% of the mission critical applications will be implemented by January 1999. The other 20% will be implemented by June 1999.

     Identification of areas potential third party risk is currently in process and, for those areas identified to date, remediation plans are being developed. Identification and assessment will be completed in December 1998 and plans will be developed and implemented by April 1999.

     The Company is in the process of determining the risks it would face in the event certain aspects of its Year 2000 remediation plan fail. It is also developing contingency plans for all mission-critical processes. Under a "worst case" scenario, the Company's manufacturing operations would be unable to build and deliver product due to internal system failures and/or the inability of vendors to delivery raw materials and components. Alternative suppliers are being identified and inventory levels of certain key components may be temporarily increased. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of mission-critical system will have at least a short-term negative affect on operations. The failure of national and worldwide banking systems could result in the inability of many businesses, include the Company, to conduct business. Risk assessment and contingency plans will be completed by January 1999.

     The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $2 million and will consist of internal and external resources. Spending to date totals approximately $0.8 million.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including foreign currency exchange rate fluctuations. The Company has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company, from time to time, enters into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions, primarily foreign currency forward contracts for inventory purchases denominated in Japanese Yen. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at July 31, 1998, movements in foreign currency rates would not materially affect the financial position of the Company. The Company had foreign exchange contracts outstanding in the amount of $3,804 and $4,356 at July 31, 1998 and 1997, respectively. The fair value of these contracts was $3,463 and $4,283 at July 31, 1998 and 1997, respectively.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Statements:

   Report of Independent Auditors
   Consolidated Statements of Income for the three years ended
      July 31, 1998
   Consolidated Balance Sheets at July 31, 1998 and July 31, 1997
   Consolidated Statements of Shareholders' Equity for the three years ended July 31, 1998
   Consolidated Statements of Cash Flows for the three years ended
      July 31, 1998
   Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders and
Board of Directors of
Delco Remy International, Inc.

We have audited the accompanying consolidated balance sheets of Delco Remy International, Inc. as of July 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delco Remy International, Inc. at July 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles.


                                              ERNST & YOUNG LLP

Indianapolis, Indiana
September 15, 1998

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                   (in thousands, except for per share data)

                                                                                 FOR THE YEAR ENDED JULY 31
                                                                 -------------------------------------------------------
                                                                        1998                1997                1996
                                                                 ---------------     ---------------     ---------------
Net sales....................................................           $815,313            $689,787            $636,852
Cost of goods sold...........................................            657,862             540,234             510,078
                                                                 ---------------     ---------------     ---------------
Gross profit.................................................            157,451             149,553             126,774

Selling, engineering and administrative expenses.............             90,351              89,098              77,994
Restructuring charges........................................             26,515              34,500               8,101
                                                                 ---------------     ---------------     ---------------
Operating income.............................................             40,585              25,955              40,679

Other income (expense):
     Non-operating income (expense)..........................               (428)              2,082                 ---
     Interest expense........................................            (40,291)            (38,774)            (27,367)
                                                                 ---------------     ---------------     ---------------

Income (loss) from continuing operations before income taxes
 (benefit), minority interest in income of subsidiaries,
 income from unconsolidated joint ventures, preferred
 dividend requirement of subsidiary and deemed dividend on
 preferred stock conversion.................................               (134)            (10,737)             13,312

Income taxes (benefit).......................................                (52)             (3,014)              5,741

Minority interest in income of subsidiaries..................              2,389                 892                 259

Income from unconsolidated joint venture.....................             (2,568)                 --                  --

Preferred dividend requirement of subsidiary.................                645               1,648               1,516

Deemed dividend on preferred stock  conversion..............              1,639                  --                  --
                                                                 ---------------     ---------------     ---------------

Income (loss) from continuing operations.....................             (2,187)            (10,263)              5,796
Discontinued operations:
     Loss from operations of discontinued businesses (less
      applicable income tax benefit of $395 and $1,042,
      respectively)..........................................                 --                 808               1,573

     Loss on disposal of businesses (less applicable income
      tax benefit of $426 and $6,043)........................                 --                 874               9,064

Extraordinary item:
     Write-off of debt issuance costs (less applicable income
      tax benefit of $1,172 and $1,147)......................              1,833               2,351                 ---
                                                                 ---------------     ---------------     ---------------
Net loss.....................................................           $ (4,020)           $(14,296)           $ (4,841)
                                                                 ===============     ===============     ===============

Basic and diluted loss per share:
          Income (loss) from continuing operations                      $   (.11)           $   (.71)           $    .38
          Discontinued operations                                            ---                 .12                 .70
          Extraordinary items                                                .09                 .17                 ---
                                                                 ---------------     ---------------     ----------------
              Net loss                                                  $   (.20)           $  (1.00)           $   (.32)
                                                                 ===============     ===============     ================

                             See Accompanying Notes

                          CONSOLIDATED BALANCE SHEETS
                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                (in thousands, except share and per share data)


                                                                                                 JULY 31
                                                                                 -----------------------------------------
                                                                                        1998                   1997
                                                                                 ------------------     ------------------
Assets:

Current assets:
  Cash and cash equivalents.................................................       $          8,113        $        10,050
  Trade accounts receivable (less allowance for doubtful
     accounts of $2,083 and $2,935, respectively)...........................                126,896                110,184
  Other receivables.........................................................                  9,846                 10,487
  Recoverable income taxes..................................................                  1,802                  2,889
  Inventories...............................................................                198,437                164,417
  Deferred income taxes.....................................................                 21,653                 21,474
  Other current assets......................................................                  2,883                  4,643
                                                                                 ------------------     ------------------

Total current assets........................................................                369,630                324,144

Property and equipment......................................................                208,537                147,222
Less accumulated depreciation...............................................                 50,568                 26,858
                                                                                 ------------------     ------------------
Property and Equipment, net.................................................                157,969                120,364

Deferred financing costs....................................................                 10,786                  8,803
Goodwill (less accumulated amortization of  $10,586 and $7,289,
     respectively)..........................................................                115,446                 86,612
Net assets held for disposal................................................                 14,894                 25,279
Investments in Joint ventures...............................................                 12,474                  3,119
Other assets................................................................                  3,798                  2,248
                                                                                 ------------------     ------------------
Total assets................................................................       $        684,997        $       570,569
                                                                                 ==================     ==================


                            See Accompanying Notes

                          CONSOLIDATED BALANCE SHEETS
                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
              (in thousands, except for share and per share data)


                                                                                             JULY 31
                                                                             -----------------------------------------
                                                                                   1998                     1997
                                                                             -----------------      ------------------
Liabilities and stockholders' equity (deficit):

Current liabilities:
  Accounts payable.........................................................           $ 85,804                $ 88,578
  Accrued interest payable.................................................              9,581                   3,107
  Accrued restructuring charges............................................             35,519                  37,377
  Other liabilities and accrued expenses...................................             37,318                  40,534
  Current portion of long-term debt........................................              1,948                     507
                                                                             -----------------      ------------------
Total current liabilities..................................................            170,170                 170,103

Deferred income taxes......................................................              1,241                   1,556
Long-term debt, less current portion.......................................            393,806                 363,261
Post-retirement benefits other than pensions...............................             16,495                  12,677
Accrued pension benefits...................................................              4,628                   4,542
Other non-current liabilities..............................................              3,967                   4,124

Minority interest in subsidiaries..........................................             10,450                   8,032

Redeemable exchangeable preferred stock of subsidiary......................                ---                  16,071

Stockholders' equity (deficit):
  Common stock:
     Class A Shares (par value $.01; authorized 49,400,000; issued
          18,168,456 in 1998 and 8,828,014 in 1997)........................                182                      88

     Class B Shares (par value $.01; authorized 17,600,000; issued
          6,278,055 in 1998 and  6,476,786 in 1997)........................                 63                      65

  Paid-in capital..........................................................            106,392                   6,677

  Retained deficit.........................................................            (16,194)                (12,174)
  Cumulative translation adjustment........................................             (4,074)                 (1,752)
  Stock purchase plan......................................................             (2,129)                 (2,701)
                                                                             -----------------      ------------------

Total stockholders' equity (deficit).......................................             84,240                  (9,797)
                                                                             -----------------      ------------------

Total liabilities and stockholders' equity (deficit).......................           $684,997                $570,569
                                                                             =================      ==================

                            See Accompanying Notes

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                (in thousands)


                               CLASS A      CLASS B                      RETAINED       CUMULATIVE       STOCK
                                COMMON       COMMON         PAID-IN      EARNINGS       TRANSLATION     PURCHASE
                                 STOCK        STOCK         CAPITAL      (DEFICIT)      ADJUSTMENT        PLAN         TOTAL
Balance at August 1, 1995       $  99        $  54        $  1,669       $  6,963        $   (181)      $   (174)     $  8,430

Repurchase of common stock         (1)          --             (14)            --              --             (5)          (20)

Conversion of Class A
common stock to Class B           (11)          11              --             --              --             --            --
common stock

Net loss                           --           --              --         (4,841)             --             --        (4,841)

Foreign currency translation
adjustment                         --           --              --             --          (1,980)            --        (1,980)
                                -------      ------       ---------      ----------      ----------     ----------    ---------
Balance at July 31, 1996           87           65           1,655          2,122          (2,161)          (179)        1,589

Issuance of common stock            3           --           5,044             --              --         (2,541)        2,506

Repurchase of common stock         (2)          --             (22)            --              --             19            (5)

Net loss                           --           --              --        (14,296)             --             --       (14,296)

Foreign currency translation
adjustment                         --           --              --             --             409             --           409
                                -------      ------       ---------      ----------      ----------     ----------    ---------
Balance at July 31, 1997           88           65           6,677        (12,174)         (1,752)        (2,701)       (9,797)

Issuance of common stock           92           --          99,715             --              --             --        99,807

Repurchase of common stock         --           --              --             --              --            572           572

Conversion of Class B               2           (2)             --             --              --             --            --
common stock to Class A
common stock

Net loss                           --           --              --         (4,020)             --             --        (4,020)

Foreign currency translation
adjustment                         --           --              --             --          (2,322)            --        (2,322)
                                -------      ------       ---------      ----------      ----------     ----------    ---------
Balance at July 31, 1998        $ 182        $  63        $106,392       $(16,194)       $ (4,074)      $ (2,129)     $ 84,240
                                =======      ======       =========      ==========      ==========     ==========    =========

                            See Accompanying Notes

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                (in thousands)

                                                                              FOR THE YEAR ENDED JULY 31
                                                                      ---------------------------------------------
                                                                         1998             1997             1996
                                                                      -----------     ------------     ------------
OPERATING ACTIVITIES:
Net loss.........................................................     $  (4,020)       $ (14,296)        $ (4,841)
Extraordinary item...............................................         2,095            3,498               --
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation...................................................        13,591           17,923           16,387
  Amortization...................................................         4,756            4,400            3,168
  Minority interest in income of subsidiaries....................         2,389              892              259
  Income from unconsolidated joint ventures......................        (2,568)              --               --
  Gain on sale of building.......................................            --           (2,082)              --
  Deferred income taxes..........................................         1,713           (9,578)          (2,947)
  Post-retirement benefits other than pensions...................         3,818            4,491            3,752
  Accrued pension benefits.......................................            86            3,592           (3,509)
  Non-cash interest expense......................................         2,387            7,949            7,867
  Deemed dividend on preferred stock conversion..................         1,639               --               --
  Preferred dividend requirement of subsidiary...................           645            1,648            1,516
  Changes in operating assets and liabilities, net of
    acquisitions:
    Accounts receivable..........................................        (8,432)          (3,341)         (24,458)
    Inventories..................................................       (17,400)         (10,245)         (25,720)
    Accounts payable.............................................        (7,573)         (11,036)           8,634
    Other current assets and liabilities.........................         4,280           (4,538)          18,229
    Accrued restructuring........................................        (1,857)          31,836            5,541
    Other non-current assets and liabilities, net................        (6,855)           1,424           (4,562)
                                                                      -----------     ------------     ------------
Net cash provided by (used in) operating activities..............       (11,306)          22,537             (684)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired...............................       (35,722)         (42,442)         (22,020)
Purchase of property and equipment...............................       (24,190)         (31,888)         (32,741)
Investment in joint ventures.....................................        (9,355)          (3,119)              --
Proceeds from sale of building...................................            --            3,362               --
                                                                      -----------     ------------     ------------
Net cash used in investing activities............................       (69,267)         (74,087)         (54,761)

FINANCING ACTIVITIES:
Proceeds from initial public offering............................        51,336               --               --
Proceeds from issuances of long-term debt........................       141,375          180,000           65,352
Payments on long-term debt.......................................      (145,786)        (126,200)          (8,842)
Other financing activities.......................................        32,198            3,986              (20)
                                                                      -----------     ------------     ------------
Net cash provided by financing activities........................        79,123           57,786           56,490
                                                                      -----------     ------------     ------------

Effect of exchange rate changes on cash..........................          (487)             408              883
                                                                      -----------     ------------     ------------

Net increase (decrease) in cash and cash equivalents.............        (1,937)           6,644            1,928
Cash and cash equivalents at beginning of year...................        10,050            3,406            1,478
                                                                      -----------     ------------     ------------
Cash and cash equivalents at end of year.........................     $   8,113        $  10,050         $  3,406
                                                                      ===========     ===========      ============

                            See Accompanying Notes

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


1. ORGANIZATION AND ACQUISITIONS

DELCO REMY AMERICA ACQUISITION

  On August 1, 1994, Delco Remy International, Inc. (the Company or DRI) through a wholly-owned subsidiary, Delco Remy America, Inc. (DRA), purchased substantially all of the assets, other than facilities, and assumed certain liabilities of specific business activities of the Delco Remy Division of General Motors Corporation (the GM Acquisition). The specific business activities purchased are engaged in the design, manufacture, remanufacture and sale of heavy duty starter motors and generators, automotive starter motors, and related components.

  The aggregate purchase price of the GM Acquisition of $155,665 (including fees and expenses) was accounted for as a purchase. The Company issued (i) common stock of $1,531, (ii) preferred stock of $11,507 and (iii) debt of $158,200 to fund the purchase and provide capital for general corporate purposes. The GM Acquisition resulted in the recording of approximately $17,600 of goodwill which is being amortized over 15 years. While the GM Acquisition was recorded based on the best estimates available, certain purchase price adjustments as of the August 1, 1994 purchase date have not been determined or agreed to by General Motors Corporation (GM) and DRI. When finalized, the resolution of these items could result in a charge or credit to operations, which the Company does not expect to be material. The accompanying consolidated financial statements reflect the consolidated results of operations and cash flows for the Company subsequent to the GM Acquisition. The Company had no operations prior to August 1, 1994.

  GM is entitled to receive an additional contingent purchase payment which will be paid beginning in 2004 and will be based upon a percentage of average earnings of the Company in the three year period ending December 31, 2003 in excess of certain imputed earnings. Since the additional contingent purchase price, if any, is based upon future operations of the Company which cannot be determined at this time, no provision for such payment has been made in the accompanying consolidated financial statements. The additional contingent purchase price, if any, will increase the goodwill recorded for the GM Acquisition and will be amortized over the remaining useful life of the GM Acquisition goodwill.

  Concurrent with the GM Acquisition, the Company entered into certain supply agreements with GM whereby the Company will be the sole-source supplier to GM for component parts manufactured by the Company at the date of the GM Acquisition. The supply agreement for automotive starter motors has an initial term of ten years, while the supply agreement for heavy duty starter motors and generators has an initial term of six years.

1998 ACQUISITIONS AND INVESTMENTS

  On December 22, 1997, the Company acquired all of the capital stock of Ballantrae for $53,900, including assumed debt, a working capital adjustment and fees and expenses. Ballantrae operates through two subsidiaries: Tractech, a leading producer of traction control systems for heavy duty original equipment manufacturers and the aftermarket; and Kraftube, Inc., a tubing assembly business which sells products to compressor manufacturers for commercial air conditioners and refrigeration equipment. The Company exchanged shares of its Common Stock with a value of approximately $23,023 for the equity of Ballantrae and repaid approximately $29,500 of Ballantrae's debt. The acquisition was treated as a purchase for accounting purposes and is included in the consolidated financial statements of the Company beginning with the acquisition date. The Ballantrae acquisition resulted in goodwill of $24,580, which is being amortized over 35 years.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


  On March 5, 1998, the Company acquired certain assets from Atlantic Reman Limited, which is a Canadian Ford Authorized Remanufacturer for the Maritime Provinces in Canada for $1,277. It remanufactures and distributes engines, starters, alternators and water pumps to Ford, General Motors, and Chrysler dealers in Canada.

  In March 1998, the Company acquired 37% of Sahney Paris Rohne Ltd., an Indian remanufacturer of starters and alternators which sells principally to the Indian market.

  The Company acquired the starter and alternator remanufacturing operations of Lucas Varity in the United Kingdom on April 6, 1998. Located in England, the Lucas line of remanufactured starters and alternators is a market leader in the U.K. independent aftermarket. The purchase price was $4,773 (including fees and expenses), and resulting goodwill of $535 is being amortized over 35 years. The acquisition is being accounted for as a purchase and is included in the consolidated financial statements from date of acquisition. Proforma consolidated results are not presented for this acquisition because the effect on the Company is not material.

  On July 16, 1998, the Company acquired Electro Diesel Rebuild in Belgium and Electro Rebuild Tunisia located in Tunisia, which produce heavy duty and automotive starters and alternators for the European replacement market. The purchase price was $7,586 (including fees and expenses) and was funded by the proceeds from a loan facility. Resulting goodwill of $4,663 is being amortized over 35 years. The acquisition is being accounted for as a purchase and is included in the consolidated financial statements from the date of acquisition. Proforma consolidated results are not presented for this acquisition because the effect on the Company is not material.

1997 ACQUISITION

  On May 8, 1997, the Company, through a wholly-owned subsidiary, acquired 82.5% of the outstanding common stock of World Wide Automotive, Inc. (World Wide). World Wide is primarily an aftermarket supplier of light duty import starters and alternators, although it also has a small amount of heavy duty remanufacturing sales and domestic aftermarket sales. The remaining 17.5% interest in World Wide is owned by management of World Wide.

  The aggregate purchase price was $40,842, including cash payments of $38,692 and the issuance of Class A Common Stock valued at $2,150. The World Wide acquisition was treated as a purchase for accounting purposes and is included in the consolidated financial statements of the Company beginning with the acquisition date. The World Wide acquisition resulted in goodwill of $21,301 which is being amortized over 35 years.

1996 ACQUISITION

  On February 6, 1996 the Company, through a wholly-owned subsidiary, acquired 82.5% of the outstanding common stock of Power Investments, Inc. and related companies (Power), a remanufacturer of diesel and gasoline engines, fuel systems, transmissions, alternators and starters for medium, heavy duty, and automotive applications. Power also remanufactures and distributes brakes, water pumps, power steering pumps and various other remanufactured truck parts and assemblies. Power operates fifteen facilities in the United States and Canada. The remaining 17.5% interest in Power is owned by management of Power.

  The aggregate purchase price was $48,422 including cash payments of $23,385 and the issuance of $24,300 Power Seller Notes. The Power acquisition was treated as a purchase for accounting purposes and is included in the consolidated financial statements of the Company beginning with the acquisition date. The Power acquisition resulted in goodwill of $16,267 which is being amortized over 35 years.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


UNAUDITED PRO FORMA RESULTS OF OPERATIONS

  The unaudited pro forma consolidated results of operations, assuming the 1998 and 1997 acquisitions had been consummated as of the beginning of the preceding year, are as follows:




                                                                 For the Year Ended July 31
                                                         ------------------------------------------
                                                                   1998                1997
                                                         ------------------------------------------
Revenues.............................................            $830,167            $776,621
Operating income.....................................              42,904              35,403
Loss from continuing operations......................                (494)             (1,326)
Net loss.............................................              (2,327)             (5,359)
Basic and diluted loss per share.....................                (.12)               (.33)

  The pro forma consolidated financial information does not purport to present what the Company's consolidated results of operations would actually have been if the operations were combined during the periods presented and is not intended to project future results or trends of operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of DRI and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

  The Company designs, manufactures, remanufactures and distributes electrical, powertrain/drivetrain and engine-related components for automobiles, light and heavy duty trucks and other heavy duty vehicles. The Company's products include starter motors, alternators, engines, transmissions, traction control devices, and fuel systems for the aftermarket and the original equipment manufacturer market, principally in North America but also in Europe, Latin America, Asia-Pacific, India, and Africa.

CASH AND CASH EQUIVALENTS

  Cash and cash equivalents includes all cash balances and highly liquid investments held primarily in repurchase agreements collateralized by U.S. Government securities with a maturity of ninety days or less when purchased. The carrying amount of cash equivalents approximates fair value.

CONCENTRATIONS OF CREDIT RISK AND OTHER RISKS

  Substantially all of the Company's accounts receivable are due from customers in the original equipment and aftermarket automotive industries, both in the U.S. and internationally. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses are provided for in the financial statements and have been consistently within management's expectations. The Company invests its temporary cash in high credit quality financial institutions and investment grade short-term investments and limits the amount of credit exposure to any one entity.

  The percentage of the Company's labor force covered by a collective bargaining agreement (CBA) and covered by a CBA that will expire within one year is 41.6% and 5.6%, respectively.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


INVENTORIES

  Inventories are carried at lower of cost or market determined on the first-in, first-out (FIFO) method. Raw materials also include supplies and repair parts which consist of materials consumed in the manufacturing process but not directly incorporated into the finished products. Inventories at July 31, 1998 and 1997 consisted of the following:

                                                         July 31
                                                    ------------------
                                                      1998      1997
                                                    --------  --------
               Raw material..................       $102,281  $ 84,583
               Work-in-process...............         36,742    20,168
               Finished goods................         59,414    59,666
                                                    --------  --------
                                                    $198,437  $164,417
                                                    ========  ========

PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost and include certain expenditures for leased facilities. Depreciation is calculated primarily using the straight-line method over the estimated useful lives of the related assets (15 years for buildings and 3 to 15 years for machinery and equipment).

GOODWILL

  Goodwill represents the excess of purchase price over fair value of the net assets acquired and is being amortized by the straight-line method over 15 to 35 years.

  The carrying amount of goodwill is regularly reviewed for indicators of impairment in value, which in the view of management are other than temporary, including unexpected or adverse changes in the following: (i) the economic or competitive environments in which the Company operates; (ii) profitability analysis and (iii) cash flow analysis. If facts and circumstances suggest that a subsidiary's net assets are impaired, the Company assesses the fair value of the underlying business and reduces goodwill to an amount that results in the book value of the subsidiary approximating fair value.

INVESTMENT IN JOINT VENTURES

  Investments in 20% to 50% joint ventures are stated at cost plus equity in undistributed in earnings since acquisition.

LONG-TERM ASSETS

  In accordance with Financial Accounting Standards Board (FASB) Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


RECOGNITION OF REVENUE

  Substantially all of the Company's revenue is recognized at the time the product is shipped. The Company's remanufacturing operations obtain used diesel and gasoline engines, fuel systems, transmissions, starter motors and generators, commonly known as cores, from its customers as trade-ins. Net sales and cost of goods sold are reduced by $160,731, $113,100 and $70,000 for 1998, 1997 and 1996, respectively, to reflect the cost of cores returned for credit.

FOREIGN CURRENCY TRANSLATION

  Financial statements of foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and at the average exchange rate for each year for revenue and expenses. Translation adjustments are recorded as a separate component of stockholders' equity.

RISK  MANAGEMENT CONTRACTS

In the normal course of business, the Company enters into certain derivative financial instruments, primarily foreign currency forward contracts for inventory purchases denominated in Japanese Yen, to manage its exposure to fluctuations in commodity prices and foreign currency exchange rates. The Company designates the financial instruments as hedges for specific anticipated transactions. Gains and losses from hedges are classified in the statement of operations in cost of goods sold when the contracts are closed. Cash flows from hedges are classified in the consolidated statement of cash flows under the same category as the anticipated transactions. The Company does not enter into any derivative transactions for speculative purposes. The Company had foreign exchange contracts outstanding in the amount of $3,804 and $4,356 at July 31, 1998 and 1997, respectively. The fair value of these contracts was $3,463 and $4,283 at July 31, 1998 and 1997, respectively.

EARNINGS PER SHARE (BASIC AND DILUTED)

  In February 1997, the FASB issued Statement No. 128, Earnings per Share. Statement No. 128 requires the Company to present two earnings per share (EPS) amounts. It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.

  Stock options, warrants, and stock purchase plans do not have an effect on the calculation of the weighted average shares for the diluted loss per share because their effect would have been antidilutive.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


 The following table sets forth the calculation of basic and diluted losses per share.

                                                                             For the Year Ended July 31
                                                            ----------------------------------------------------------
                                                                1998                   1997                   1996
                                                            ----------------------------------------------------------
Numerator:
  Income (loss) from continuing operations                  $    (2,187)           $   (10,263)           $     5,796
  Loss from operations of discontinued businesses                     -                    808                  1,573
  Loss on disposal of businesses                                      -                    874                  9,064
  Extraordinary items                                             1,833                  2,351                      -
                                                            ------------           -----------            -----------
  Net loss                                                  $    (4,020)           $   (14,296)           $    (4,841)
                                                            ============           ===========            ===========
Denominator:
  Denominator for basic and diluted losses
    per share (weighted average shares)                      19,981,240             14,319,943             15,267,666
                                                            ============           ===========            ===========

  On November 20, 1997, the Company authorized a 16.8 - to - one stock split which occurred on December 19, 1997. All share and per share amounts have been adjusted to reflect this split.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments generally consist of cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The fair value of the Company's fixed rate debt was estimated using discounted cash flow analysis based upon the Company's current incremental borrowing rates. With the exception of the Senior Notes and the Senior Subordinated Notes, the carrying amounts of these financial instruments approximated their fair value at July 31, 1998 and 1997. At July 31, 1998, the Senior Notes have a face value of $145.0 million and a fair value of $147.1 million and the Senior Subordinated Notes have a face value of $140.0 million and a fair value of $151.6 million.

USE OF ESTIMATES

  Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the year. Actual results could differ from those estimates.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities and requires that all derivatives be recognized on the balance sheet at fair value. Changes in fair values of derivatives will be accounted for based upon their intended use and designation. Since the Company's holdings in such instruments are minimal, adoption of this standard is not expected to have a material affect on the financial statements. The Company is required to adopt the Statement not later than the first quarter of fiscal 2000.

  In February, 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. The Statement does not change the recognition or measurement of pension or postretirement benefit plans but standardizes disclosure requirements, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain unnecessary disclosures. The Statement is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company in fiscal 1999. The Company is evaluating the impact that this Statement will have on its financial reporting.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


  In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies are required to report segment information in annual financial statements and in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997, and will be adopted by the Company in fiscal 1999. The Company is evaluating the impact that this Statement will have on its financial reporting.

  In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company in fiscal 1999. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement will not have any impact on the results of operations or the financial position of the Company.

3. DISCONTINUED OPERATIONS

MARINE CORPORATION OF AMERICA, MARINE DRIVE SYSTEMS, AND POWRBILT PRODUCTS


  In July 1997, the Company adopted plans for the sale of three non-core businesses. The Company planned to sell the net assets of Marine Corporation of America, Marine Drive Systems and Powrbilt Products (the 1997 Discontinued Businesses). These non-core businesses were acquired in February 1996 in conjunction with the acquisition of Power. A charge of $874 net of a tax benefit of $426 for operating losses expected during the disposal period was recorded.

  During the fourth quarter of fiscal 1998, the Company sold substantially all of the assets of Marine Corporation of America and Marine Drive Systems. The proceeds approximated the net book value of the assets sold and, accordingly, no gain or loss was recorded. The Company expects to sell the net assets of Powrbilt Products during fiscal 1999.

  Summary operating results of the 1997 Discontinued Businesses since their acquisition are as follows

                                                     For the Year ending
                                                           July 31,
                                                      -----------------
                                                      1997         1996
                                                      ----         ----
                Net sales.........................  $10,935       $5,624
                Net loss..........................     (808)        (328)

The net assets of the 1997 Discontinued Businesses included in the consolidated balance sheets are summarized as follows:

                                                           July 31,
                                                      -----------------
                                                      1998         1997
                                                      ----         ----
                Current assets................      $2,316      $ 6,525
                 Property and equipment, net..         360          650
                 Current liabilities..........        (957)      (1,848)
                                                    ------      -------
                 Net assets...................      $1,719      $ 5,327
                                                    ======      =======

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


POWDER METAL FORGE

     In December 1995, the Company adopted plans for sale of its non-core powder metal forge business (PMF) and recorded an initial loss on disposal. A sale agreement was signed in December 1996 to transfer ownership of net assets of PMF. Terms of the sale agreement required the Company to continue PMF operations through a transition period in which the buyer began production at its facility. The transition period was completed in November 1997. PMF produces various engine components, primarily for GM, through a forging process.


     In the fiscal year ended July 31, 1996, the Company recorded a charge of a $9,064, net of a tax benefit of $6,043, for losses on disposal of the business, operating losses expected during the transition period, and allocated interest expense. During fiscal 1997, the Company utilized $8,981 of the reserves for discontinued operations including a loss from operations of $2,171. At July 31, 1997, $2,024 of discontinued operations reserves remained on the balance sheet related to PMF. In the fiscal year ending July 31, 1998, the Company utilized $1,283 of reserve, leaving a remaining reserve balance of $741. The reserve balance at July 31, 1998 is expected to be used in 1999 to settle outstanding claims with the purchaser and open accounts receivable.

Summary operating results of the discontinued operation, excluding the loss on disposal are as follows:


                                              For the Year Ended
                                                    July 31
                                               ----------------
                                                     1996
                                                     ----
               Net sales.....................       $ 4,228
               Net loss......................        (1,245)

Interest expense of $496 in 1996 was allocated to discontinued operations of PMF based on the ratio of net assets discontinued to total net assets and debt of the Company. In addition, interest expense of $986 was allocated for the disposal period and is included in the 1996 loss on disposal of PMF. In 1997, $335 of interest expense was charged against the reserve. No interest expense was charged in fiscal 1998.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

The net assets of PMF included in the consolidated balance sheet are summarized as follows:

                                                     July 31
                                                       1997
                                                       ----
                Current assets....................   $3,917
                Current liabilities...............     (610)
                                                     ------
                Net assets........................   $3,307
                                                     ======

4.  RESTRUCTURING CHARGES

     In May 1998, the Company decided to offer an incentive separation payment to DRA hourly employees through a voluntary employee termination program (VTEP). By the program's completion date on July 10, 1998, 337 employees had accepted the Company's offer. A charge of $26,515 was recorded for these separation costs, $9,974 of which were paid in 1998, $8,707 are to be paid in 1999 and $3,917 are to be paid in 2000 and $3,917 are to be paid in 2001. During the third quarter of fiscal 1998, the Company closed two of the factories acquired from GM and completed three focus factories. An additional focus factory will replace a third GM factory by the end of fiscal 1999 or early in fiscal 2000.

      In May 1997, the Company decided to restructure the manufacturing operations of DRA to utilize focus factory manufacturing concepts and to close the Company's operations in the old vertically-integrated factories that were leased from GM. These decisions resulted in the impairment of certain production assets with a carrying amount of $30,321 ($25,279 of which is property and equipment and $5,042 of which is related tooling and other supplies) which the Company plans to sell or otherwise dispose. The Company estimated the loss on disposal including related costs at $26,260. In addition, the Company has estimated a cost of $8,240 for reducing its workforce through several transition programs. The results of operations for the products which will be discontinued are not separately identifiable. The restructuring reserve is expected to be utilized throughout 1998 and 1999.

      In December 1995, the Company decided to eliminate the production of certain parts and certain straight-drive starter motors for the original equipment market. In addition, the Company purchased new, more efficient equipment for use in the production of certain heavy duty alternators. These decisions resulted in the impairment of certain production equipment with a carrying amount of approximately $5,242, which the Company plans to sell or otherwise dispose. The Company has estimated the loss on disposal, including related costs, at $4,385. The results of operations for the parts and straight-drive starter motors for which production will be discontinued are not separately identifiable.

     In October 1995, the Company offered to certain eligible salaried employees a voluntary retirement transition program in conjunction with a similar plan offered by GM to its employees which allowed such employees special additional benefits not typically provided upon retirement. These additional benefits include salaried payments for six months and future supplemental payments under the salaried retirement plan. As a result, $3,716 was charged to operations in 1996.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


The following table summarizes the provisions and reserves for restructuring and non-recurring charges:

                                                    Termination Exit/Impairment
                                                    Benefits     Costs      Total
                                                  -----------  ---------  ---------
               Provision in 1996................     $  3,716    $ 4,385   $  8,101
               Payments and charges in 1996.....       (1,665)      (895)    (2,560)
                                                     --------    -------   --------
               Reserve at July 31, 1996.........        2,051      3,490      5,541
               Provision in 1997................        8,240     26,260     34,500
               Change in estimate...............      (1 ,230)        --     (1,230)
               Payments and charges in 1997.....         (821)      (613)    (1,434)
                                                     --------    -------   --------
               Reserve at July 31, 1997.........        8,240     29,137     37,377
               Provision in 1998................       26,515         --     26,515
               Change in estimate...............        5,232     (5,366)      (134)
               Payments and charges in 1998.....      (19,204)    (9,035)   (28,239)
                                                     --------    -------   --------
               Reserve at July 31,1998..........     $ 20,783    $14,736   $ 35,519
                                                     ========    =======   ========

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts is as follows:

                                                              For the Year Ended July 31
                                                              ---------------------------
                                                                1998      1997     1996
                                                              --------  --------  -------
               Balance at beginning of year...............      $2,935    $1,209   $  162
               Additions charged to costs and expenses......     1,037     3,774    1,091
               Acquisition of certain businesses............        28       324      308
               Uncollectible accounts written off, net of
                  recoveries................................    (1,917)   (2,372)    (352)
                                                                ------    ------   ------
                                                                $2,083    $2,935   $1,209
                                                                ======    ======   ======

6. PROPERTY AND EQUIPMENT

 Property and equipment consists of the following:

                                                        July 31
                                                  -------------------
                                                    1998       1997
                                                  --------   --------
           Land and Building..................... $  7,290   $  5,895
           Buildings under capital leases........   22,336     21,434
           Machinery and equipment...............  178,911    119,893
                                                  --------   --------
                                                  $208,537   $147,222
                                                  ========   ========

7. LONG-TERM DEBT

 Borrowings under long-term debt arrangements consists of the following:

                                                                July 31
                                                          -------------------
                                                            1998       1997
                                                          --------   --------
           Senior credit facility:
              Revolving acquisition loans................ $ 64,845   $ 34,963
           Senior Subordinated Notes.....................  140,000    140,000
           Senior Notes..................................  145,000         --
           GM Subordinated Debentures....................   18,459         --
           World Note....................................       --     75,000
           GM Acquisition Note...........................       --     59,155
           Junior Subordinated Notes.....................       --     25,211
           Power Seller Notes............................       --      8,300
           A & B Seller Notes............................       --      3,500
           Other, including capital lease obligations....   27,450     17,639
                                                          --------   --------
                                                           395,754    363,768
           Less current portion..........................    1,948        507
                                                          --------   --------
                                                          $393,806   $363,261
                                                          ========   ========

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

SENIOR CREDIT FACILITY

     Pursuant to the senior credit facility (the Senior Credit Facility), revolving credit loans of $180,000 are available for general purposes, (including acquisitions). Beginning March 31, 2001 the amount available under the Senior Credit Facility will decrease by $11.25 million at the end of each quarter thereafter until December 31, 2004, at which times the Senior Credit Facility terminates. The Company has the option of paying an interest rate of one bank's prime rate or a LIBOR-based rate. The weighted average interest on amounts outstanding at July 31, 1998 was 7.155%.

     The senior credit facility contains various covenants which include, among other things: (i) limitations on additional borrowings and encumbrances; (ii) the maintenance of certain financial ratios and compliance with certain financial tests and limitations; (iii) limitations on cash dividends paid; (iv) limitations on investments and capital expenditures; and (v) limitations on leases and sales of assets.

     The senior credit facility is collateralized by a lien on substantially all assets of the Company and its domestic subsidiaries and by all the capital stock of such subsidiaries held by the Company or any such other subsidiary.

SENIOR SUBORDINATED NOTES

     On August 2, 1996, the Company issued $140 million of 10 5/8% Senior Subordinated Notes due August 1, 2006 (the Senior Subordinated Notes). The Company recorded an extraordinary loss in 1997 of $2,351, net of a tax benefit of $1,147, related to deferred financing costs associated with the payoff of a previous senior credit facility.

     The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness, pari passu with all present and future senior subordinated indebtedness and senior to all present and future subordinated indebtedness of the Company or the relevant subsidiary guarantors, as defined in the indenture. The Senior Subordinated Notes will also be effectively subordinated to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

     The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, after August 1, 2001, at the redemption prices set forth in the note agreement plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to August 1, 1999, the Company may redeem, at its option, up to an aggregate amount of 35% of the original principal amount of the Senior Subordinated Notes with the proceeds of one or more public equity offerings at a redemption price of 110% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, provided that at least 50% of the original aggregate principal amount of the notes remains outstanding after each such redemption.

     Upon the occurrence of a change of control, each holder of the Senior Subordinated Notes will have the right to require the Company to purchase all or a portion of such holder's notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

     The indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness,
(ii) pay dividends or make other distributions with respect to capital stock(as defined) of the Company and its restricted subsidiaries, (iii) sell assets of the Company or its restricted subsidiaries, (iv) issue or sell restricted subsidiary stock, (v) enter into certain transactions with affiliates, (vi) create certain liens, (vii) enter into certain mergers and consolidations and
(viii) incur indebtedness which is subordinate to senior indebtedness and senior to the Senior Subordinated Notes.

Pursuant to a registration agreement among the Company and the initial purchasers, the Company completed an exchange offer to register the Notes.

SENIOR NOTES

     On December 22, 1997, the Company issued $145 million of 8 5/8% Senior Notes due December 15, 2007 (the Senior Notes). The proceeds from the Senior Notes were $141.4 million, net of issuance costs. The proceeds were used to repay higher interest bearing debt including the World Note, the GM Acquisition Note, the Power Seller Notes and the A & B Seller Notes.


     The Senior Notes are general unsecured senior obligations of the Company and rank pari passu in right of payment with all existing and future senior indebtness of the Company and senior on right of payment to all existing and future subordinated obligations of the Company. In addition, the obligations of the Company under the Senior Notes will be fully and unconditionally guaranteed on a joint and several basis by each of the Company's existing and future domestic restricted subsidiaries. The subsidiary guaranties will rank pari passu in right of payment with all existing and future senior indebtness of the subsidiary guarantors and senior in right of payment to all existing and future subordinate obligations of the subsidiary guarantors. The Senior Notes and the subsidiary guaranties will be effectively subordinated to all existing and future secured indebtness of the Company and the subsidiary guarantors and to any liabilities of subsidiaries other than subsidiary guarantors.

     The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 2002, at the redemption prices set forth in the note agreement plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to December 15, 2000, the Company may use the proceeds of one or more public equity offerings to redeem up to 40% of the original principal amount of the Senior Notes at a redemption price of 108.625% of the original aggregate principal amount thereof, plus accured and unpaid interest, if any, to the date of redemption; provided that not less than 50% of the original aggregate principal amount of the Senior Notes remains outstanding following any such redemption.

     Upon the occurrence of a change of control (as defined), each holder of the Senior Notes will have the right to require the Company to purchase all or a portion of such holder's notes at a purchase price equal to 101% of the principal amount thereof, plus accured and unpaid interest, if any, to the date of purchase.

     The indenture pursuant to which the Senior Notes were issued contains certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtness, (ii) pay dividends or make other distributions with respect to capital stock (as defined) of the Company and its restricted subsidiaries, (iii) sell assets of the Company or its restricted subsidiaries, (iv) issue or sell restricted subsidiary stock,
(v) enter into certain transactions with affiliates, (vi) create certain liens,
(vii) enter into certain mergers and consolidations and (viii) incur indebtedness which is subordinate to senior indebtedness and senior to the Senior Subordinate Notes.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

GM SUBORDINATED DEBENTURE

     On December 22, 1997, the Company converted preferred stock into a subordinated debenture with General Motors (the GM Subordinate Debenture). The debenture bears interest at the rate of 8% annually and will mature on July 31, 2004. The Company is amortizing the discount from the maturity value of $19,488 using the straight line method.

CAPITAL LEASE OBLIGATIONS

     In 1996, the Company entered into an aggregate of $13,931 of new capital leases with respect to three manufacturing facilities and its world headquarters building. The leases have 15 year terms with options to renew for additional periods. These leases have been capitalized using interest rates ranging from 12.5% to 14.2%. The carrying value of assets under capital leases was $15,995 at July 31, 1998.

OTHER

Total cash interest paid for 1998, 1997 and 1996 was $33,397, $31,744 and $19,895, respectively.

Required principal payments of long-term debt and capitalized leases are as follows:

                 1999...........................        $   1,948
                 2000...........................            2,253
                 2001...........................            2,503
                 2002...........................            2,325
                 2003...........................            2,369
                 Thereafter.....................          384,356
                                                         --------
                                                         $395,754
                                                         ========

8. EMPLOYEE BENEFIT PLANS


AGREEMENTS WITH GM

In connection with the GM Acquisition, the Company and GM agreed to allocate the responsibility for employee pension benefits and post-retirement health care and life insurance on a pro-rata basis between DRA and GM. The allocation is primarily determined upon years of service with DRA and aggregate years of service with DRA and GM. In addition, GM has agreed to retain complete responsibility for all pension and post-retirement benefit costs for salaried and hourly employees who retired from DRA before August 1, 1996 and October 1, 1996, respectively. Effective August 1, 1994, DRA established hourly and salaried pension and post-retirement health care and life insurance plans which are similar to the respective GM plans.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)



PENSION PLANS


  DRA has defined benefit pension plans covering substantially all employees. The plan covering salaried employees provides benefits that are based upon years of service and final estimated average compensation. Benefits for hourly employees are based on stated amounts for each year of service. DRA's funding policy is to contribute amounts to provide the plans with sufficient assets to meet future benefit payment requirements consistent with actuarial determinations of the funding requirements of federal laws. DRA made contributions of $2,203, $1,085 and $6,454 to the plans in 1998, 1997, and 1996, respectively. Plan assets are primarily invested in mutual funds which invest in both debt and equity instruments.


  The components of net periodic pension cost for the plans are as follows:

                                                                     For the Year Ended July 31
                                                                     -----------------------------
                                                                       1998       1997      1996
                                                                     ---------  --------  --------
          Service cost--benefits earned during the
               period..............................................  $ 2,012   $ 3,163    $2,935
          Interest costs on projected benefit
               obligation..........................................      930       544       293
          Actual (gain) loss on assets.............................   (1,158)   (2,180)       51
          Net amortization and deferral............................      116     1,512      (316)
          Special charge for early retirement......................      ---     1,633        --
                                                                     -------   -------    ------
          Net periodic pension cost................................  $ 1,900   $ 4,672    $2,963
                                                                     =======   =======    ======

The decline in service cost in 1998 reflected the reduction of the size of the Company's hourly workforce.


  In 1997, the Company offered retirement incentives to salaried employees. The program liability of $1,633 was included with the restructuring charge.


  The following table sets forth the funded status for DRA's defined benefit pension plans.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                                                              July 31
                                                                                         ------------------
                                                                                       1998              1997
                                                                                       ----              ----
               Actuarial present value of accumulated pension benefit
                    obligation:
                Vested.............................................................   $ 12,825          $ 11,375
                Nonvested..........................................................      3,680             1,318
                                                                                      --------          --------
               Accumulated benefit obligation......................................   $ 16,505          $ 12,693
                                                                                      ========          ========
               Projected benefit obligation........................................   $ 17,623           $13,540
               Plan assets at fair value...........................................    (12,517)           (9,664)
                                                                                      --------           -------
               Projected benefit obligation in excess of fair value of
                 plan assets.......................................................      5,106             3,876
               Prior service cost not yet recognized...............................       (834)             (911)
               Adjustment to recognize minimum pension liability                           422               ---
               Unrecognized net gain (loss)........................................        (66)            1,577
                                                                                       -------            ------
               Pension liability recognized in the balance sheet...................    $ 4,628           $ 4,542
                                                                                       =======           =======


  The measurement of the July 31, 1998 and 1997 projected benefit obligation was based upon a discount rate of 7.00% and 7.75%, respectively. The expected compensation growth rate is 5% for salaried employees. The expected rate of return on plan assets is 10%. In accordance with SFAS No. 87, the Company has recorded an additional minimum pension liability for underfunded plans of $422 at July 31, 1998, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset.


DEFINED CONTRIBUTION PLANS

  Various subsidiaries of the Company sponsor voluntary savings plans for eligible salaried and hourly employees. These plans allow participants to make contributions pursuant to section 401(k) of the Internal Revenue Code. Certain of these plans have Company matching contribution provisions. Charges to operations were $953, $532 and $686 for 1998, 1997 and 1996, respectively.


PROFIT SHARING PLANS

  DRA sponsors profit sharing plans covering substantially all of its employees. Distributions are determined based upon formulas established by management and are made annually. Profit sharing expense for 1998, 1997 and 1996 was $918, $1,400 and $1,300, respectively.


POST-RETIREMENT HEALTH CARE AND LIFE INSURANCE PLANS

  DRA maintains hourly and salaried benefit plans that provide post-retirement health care and life insurance to retirees and eligible dependents. The benefits are payable for life, although DRA retains the right to modify or terminate the plans providing these benefits. The salaried plan is contributory, with additional cost sharing features such as deductibles and co-payments. Salaried employees who were not GM employees prior to 1992 are not eligible for the above described post-retirement benefits. It is DRA's policy to fund these benefits as claims are incurred.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


The following table sets forth the status of DRA's post-retirement benefit plans.


                                                                                             July 31
                                                                                       ------------------
                                                                                    1998               1997
                                                                                    ----               ----
          Accumulated post-retirement benefit obligation:
          Inactive participants................................                    $   773            $   ---
          Fully eligible active participants...................                        907                160
          Active participants not yet fully eligible...........                     11,327             11,459
                                                                                   -------            -------
                                                                                    13,007             11,619
          Unrecognized net gain................................                      3,488              1,058
                                                                                   -------            -------
          Post-retirement benefit liability....................                    $16,495            $12,677
                                                                                   =======            =======


The components of post-retirement benefit expense are as follows:

                                     For the Year Ended July 31
                                   -----------------------------
                                     1998       1997      1996
                                   ---------  --------  --------

          Service cost..........    $3,384    $3,959    $3,557
          Interest cost.........       637       551       254
          Amortization of gain..      (203)      (19)      (59)
                                    ------    ------    ------
                                    $3,818    $4,491    $3,752
                                    ======    ======    ======

  Measurement of the accumulated post-retirement benefit obligation was based on an 7.30% annual rate of increase in the cost of covered health care benefits. The rate was assumed to decrease ratably to 5.5% through 2003 and remain level at that rate thereafter. The discount rate used in determining the accumulated post-retirement benefit obligation was 7.00% in 1998 and 7.75% in 1997. An increase of 1% in assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation as of July 31, 1998 by 27.1% and the net periodic cost for 1998 would be increased by 27.1%.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)



9. STOCKHOLDERS' EQUITY

  All shares of Class A Common Stock and Class B Common Stock are identical and will entitle the holders thereof to the same rights and privileges, provided that except as otherwise required by law, the holders of Class B Common Stock shall have no voting rights. Each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock.


STOCK PURCHASE PLAN

  On October 21, 1994, the Company approved a private placement memorandum whereby the Company is authorized to offer for sale to certain members of management of DRA up to 1,596,000 shares of Class A Common Stock. As of July 31, 1998, 1,512,000 shares were outstanding pursuant to the private placement at a price approximating book value. Shares issued pursuant to this plan generally vest over three to five years. During 1997, 361,200 shares were sold for $2,705 less than the deemed fair market value. Compensation expense of $600 was recorded during the current year and the balance of the unearned compensation of $1,715 will be amortized over the remaining vesting period. The stockholder notes receivable of $414 and $350 at July 31, 1998 and 1997, respectively, are associated with the sale of Class A Common Stock and are payable in 1999 through 2002 together with interest at 9.25% per annum.


INITIAL PUBLIC OFFERING

  On December 22, 1997, the Company issued 4,000,000 shares of Class A Common Stock in an initial public offering at $12.00 per share. Also, on January 16, 1998, the Company issued an additional 600,000 shares of Class A Common Stock at $12.00 per share as a result of the underwriters' exercise of their over-allotment option. Net proceeds to the Company from such offerings, after deduction of associated expensed, were approximately $51,336.


WARRANTS

  DRI has issued warrants to purchase 1,680,000 shares of DRI Class A Common Stock at a price of $.0012 per share. The warrants can be exercised, in whole or in part, at any time through June 31, 2004.


REDEEMABLE EXCHANGEABLE PREFERRED STOCK OF DRA

In connection with the GM Acquisition, DRA issued 15,000 shares of Class A Preferred Stock (par value $.01 shares and liquidation preference $1,000 per share) to GM (DRA Preferred Stock). The DRA Preferred Stock was exchangeable, at the option of DRA, in whole or in part, for 8% subordinated debentures to be issued by DRA at $1,000 per share plus accrued and unpaid dividends. As a part of the December 22, 1997 initial offering and recapitalization, the DRA Preferred Stock was exchanged for the 8% Subordinated Debenture. As a result, $1,639 in deemed dividend on the preferred stock conversion was incurred.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


STOCK OPTIONS
  The Company has two fixed stock option plans which reserve shares of common stock for issuance to executives, key employees, and directors.
  In December 1997, the Company adopted the Stock-Based Incentive Compensation Plan whereby employees of the Company are eligible to be granted incentive stock options or non-qualified stock options. As of July 31, 1998, an aggregate total of 1,300,000 shares are reserved for grants of stock options, stock appreciation rights, and restricted stock awards. No stock appreciation rights or restricted stock awards have been granted under the plan.
  In December 1997, the Company adopted the Non-Qualified Stock Option Plan for Non-Employee Directors whereby non-employee directors are eligible to be granted non-qualified stock options. As of July 31, 1998, a total of 100,000 shares were reserved for grant under the plan. On December 16, 1997, each non-employee director of the Company was granted options to purchase 2,000 shares. On December 16, 1998, and through December 16, 2001, an additional 2,000 options will be granted annually to non-employee directors.
  The exercise price of stock options granted may not be less than the fair market value of a share of common stock on the date of the grant. Options become exercisable in periods ranging from one to five years. Information regarding these option plans for 1998 is as follows:

                                                                      SHARES
                                                                    -----------
  Initial grant of options........................................     258,700
  Options cancelled...............................................      (7,600)
                                                                    ----------
  Options outstanding, end of year................................     251,100
                                                                    ==========
  Options available for grant at year end.........................   1,148,800
                                                                    ==========
  Weighted average fair value of options granted
          during the year.........................................  $     5.56
                                                                    ----------

  No options were exercisable during 1998. The exercise price for all outstanding options is $12.00. The remaining contractual life of all options is approximately 9.4 years.

  Disclosure of pro forma information regarding net income and earnings per share is required by SFAS No. 123 as if the Company has accounted for its stock options under the fair value method as defined by that Statement. The fair value for options granted by the Company was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:



  Risk-free interest rate......................................    5.00%
  Dividend yield...............................................    0.00%
  Volatility factor of the expected market price of the .......    0.30
    Company's common stock
  Expected life of the options (years).........................       8


  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


     For purpose of pro forma disclosures, the estimated fair value of the options are amortized to expense over the related vesting period. Because compensation expense is recognized over the vesting period, the initial impact on pro forma net income may not be representative of compensation expense in future years, when the effect of amortization of multiple awards would be reflected in the consolidated statements of income. The Company's pro forma information giving effect to the estimated compensation expense related to stock options is as follows (in thousands, except per share data)

                                                                  1998
                                                               ----------
     Pro forma net loss....................................$     (4,128)
     forma net loss per share (diluted)....................$       (.21)


10.  INCOME TAXES

The following is a summary of the components of the provision for income taxes (benefit) of continuing operations:

                                                               For the Year Ended July 31
                                                             -----------------------------
                                                               1998       1997      1996
                                                             --------   --------  --------
                    Current:
                      Federal..........................      $(2,916)   $ 3,220   $ 5,969
                      State and local..................        2,276      2,019       916
                      Foreign..........................        2,834        977       131
                                                             -------    -------   -------
                                                               2,194      6,216     7,016
                    Deferred:
                      Federal..........................       (1,019)    (8,615)   (1,240)
                      State and local..................       (1,227)      (960)      (35)
                      Foreign..........................           --        345        --
                                                             -------    -------   -------
                                                             $   (52)   $(3,014)  $ 5,741
                                                             =======    =======   =======

Income (loss) from continuing operations before income taxes (benefit), minority interest in income of subsidiaries, income from unconsolidated joint ventures, preferred dividend requirement of subsidiary and deemed dividend on preferred stock conversion was taxed in the following jurisdictions:

                                                                For the Year Ended July 31
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                    Domestic...........................      $(10,789)   $(15,640)   $ 10,104
                    Foreign............................        10,655       4,903       3,208
                                                             --------    --------    --------
                                                             $   (134)   $(10,737)   $ 13,312
                                                             ========    ========    ========

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


A reconciliation of income taxes at the United States federal statutory rate to the effective income tax rate follows:

                                                                 For the Year Ended July 31
                                                                 --------------------------
                                                                      1998     1997    1996
                                                                 ---------   ------  ------
          Federal statutory income tax rate.................          35.0%   35.0%   35.0%
          State and local income taxes--net of federal tax
            benefit.........................................         (21.7)   (7.7)    4.3
          Compensation expense..............................            --    (6.0)     --
          Foreign operations................................          43.0     4.0      --
           Goodwill.........................................         (13.3)   (0.1)     --
          Other items.......................................          (4.2)    2.9     3.8
                                                                    ------   -----   -----
          Effective income tax rate.........................          38.8%   28.1%   43.1%
                                                                    ======   =====   =====

State and local income taxes include provisions for Indiana and Michigan which do not provide proportional benefit in loss years.

The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                                                       July 31
                                                                 ------------------
                                                                 1998          1997
                                                                 --------   -------
          Deferred tax assets:
           Restructuring..............................            $11,912   $ 4,424
           Employee benefits..........................              8,779     7,157
           Inventories................................              5,852     7,196
           Warranty...................................              4,387     3,207
           Asset impairment...........................              1,215     8,480
           Discontinued operations....................                283       774
           Non-compete agreements.....................                722       789
           Alternative minimum tax credits............              6,503     1,488
           Other......................................              4,105     2,835
                                                                 --------  --------
          Total deferred tax assets...................             43,758    36,350
            Valuation allowance.......................               (530)       --
          Deferred tax assets net of valuation                   ________  ________
                allowance.............................             43,228    36,350
          Deferred tax liabilities:
           Depreciation...............................            (16,689)  (13,475)
           Discount on debt...........................             (1,336)   (1,336)
           Other......................................             (4,791)   (1,621)
                                                                 --------  --------
            Total deferred tax liabilities............            (22,816)  (16,432)
                                                                 --------  --------
           Net deferred tax asset after valuation
                allowance.............................           $ 20,412  $ 19,918
                                                                 ========  ========

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


  The Company's alternative minimum tax credit may be carried forward indefinitely. Income tax payments (refunds), including state taxes, for 1998, 1997 and 1996 were $(483), ($1,100) and $14,000, respectively.

  No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries ($17,432 at July 31, 1998) because it is expected that such earnings will be reinvested in these foreign operations indefinitely. It is not practical to estimate the amount of taxes that might be payable on the eventual remittances of such earnings.


11. TRANSACTIONS WITH GM

  The Company and GM have entered into several transactions and agreements related to their respective businesses. In addition to the transactions disclosed elsewhere in the accompanying consolidated financial statements and related notes, the Company entered into the following transactions with GM:

                                                   For the Year Ended July 31
                                                     ---------------------
                                                    1998       1997     1996
                                                  ---------  -------  --------
     Sales......................................   $307,048  $301,328 $298,084
     Material purchases and costs for services..     52,273   97,934   112,372

In addition, the Company had the following balances with GM:


                                                                July 31
                                                               ---------
                                                             1998      1997
                                                             ----      ----
          Trade accounts receivable...................      $34,449  $30,286
          Other receivables...........................        3,711    4,886
          Accounts payable and accrued expense........       11,336    7,644

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


12. LEASE COMMITMENTS

  The Company occupies space and uses certain equipment under lease arrangements. Rent expense was $8,207, $4,004 and $3,208 for 1998, 1997 and 1996, respectively. Rental commitments at July 31, 1998 for long-term non-cancelable operating leases were as follows for the year ending:



               1999.................................. $ 9,638
               2000..................................   3,671
               2001..................................   2,928
               2002..................................   2,855
               2003..................................   2,056
               Thereafter............................   8,198
                                                      -------
                                                      $29,346
                                                      =======


13. COMMITMENTS AND CONTINGENCIES

  The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. The Company believes that the ultimate liability, if any, in excess of amounts already provided or covered by insurance and the disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.


14. GEOGRAPHICAL INFORMATION

  The Company operates predominantly in a single industry as a designer, manufacturer, remanufacturer, and distributor of electrical and other engine related components, including starter motors and alternators for automobiles, trucks, and other heavy duty vehicles. The Company is a multi-national corporation with operations in many countries including the United States, Canada, Mexico, Hungary, Germany, Korea, United Kingdom, Belgium and the Netherlands. Sales, operating profits and identifiable assets of Canadian, European and Mexican locations are those sales, operating profits and assets related to the operations in those locations. Geographical information is shown below:

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

                                                               FOR THE YEAR ENDED JULY 31
                                                            --------------------------------
                                                              1998       1997        1996
                                                            --------  ----------  ----------
          NET SALES:
          United States.......................              $841,447   $684,790   $ 657,782
          Canada..............................                48,397     47,240      26,815
          Europe..............................                31,168     14,487      15,975
          Mexico..............................                50,956      7,052          --
          Eliminate intercompany sales........              (156,655)   (63,782)    (63,720)
                                                            --------   --------   ---------
           Total net sales....................              $815,313   $689,787   $ 636,852
                                                            ========   ========   =========
          OPERATING INCOME:
          United States.......................              $ 29,629   $ 23,196   $  36,751
          Canada..............................                 4,917      2,341       2,319
          Europe..............................                 4,128        784       1,609
          Mexico..............................                 1,911       (366)         --
                                                            --------   --------   ---------
           Total operating income.............              $ 40,585   $ 25,955   $  40,679
                                                            ========   ========   =========
          IDENTIFIABLE ASSETS:
          United States.......................              $550,381   $474,991   $ 427,847
          Canada..............................                34,875     31,197      29,959
          Europe..............................                46,739     13,105      10,138
          Mexico..............................                21,706     16,303          --
                                                            --------   --------   ---------
          Total identifiable assets...........               653,701    535,596     467,944
          Corporate assets....................               280,341    192,458     119,339
          Elimination.........................              (249,045)  (157,485)   (112,201)
                                                            --------   --------   ---------
           Total assets.......................              $684,997   $570,569   $ 475,082
                                                            ========   ========   =========

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)



15. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR
 SUBSIDIARIES

 The Company conducts a significant portion of its business through subsidiaries. The Senior Notes and the Senior Subordinated Notes referred to in the notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect wholly-owned subsidiaries (the Subsidiary Guarantors). Certain of the Company's subsidiaries do not guarantee the Senior Notes and the Senior Subordinated Notes (the Non-Guarantor Subsidiaries). The claims of creditors of Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

 Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at July 31, 1998 and 1997 and for the years ended July 31, 1998, 1997 and 1996.

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


 The following table sets forth the Guarantor and direct Non-Guarantor
Subsidiaries:

GUARANTOR SUBSIDIARIES               NON-GUARANTOR SUBSIDIARIES

Delco Remy America, Inc.             Autovill RT Ltd.
Remy International, Inc.             Power Investments Canada Ltd.
Reman Holdings, Inc.                 Remy UK Limited
Nabco, Inc.                          Delco Remy International (Europe) GmbH
The A&B Group, Inc.                  Remy India Holdings, Inc.
A&B Enterprises, Inc.                Remy Korea Holdings, Inc.
Dalex, Inc.                          681287 Alberta Ltd.
A&B Cores, Inc.                      World Wide Automotive Distributors, Inc.
R&L Tool Company, Inc.               Autovill Holdings, Inc.
MCA, Inc. of Mississippi             KraftTube, Inc.
Power Investments, Inc.              Tractech (Ireland) Ltd.
Franklin Power Products, Inc.        Central Precision - Atlantic Reman Limited
International Fuel Systems, Inc.     Electro Diesel Rebuild
Marine Drive Systems, Inc.           Electro Rebuild Tunisia
Marine Corporation of America
Powrbilt Products, Inc.
World Wide Automotive, Inc.
Ballantrae Corporation
Tractech Inc.


                                             CONDENSED CONSOLIDATING BALANCE SHEET
                                                       JULY 31, 1998
                                         -------------------------------------------------------------------------
                                         DELCO REMY
                                        INTERNATIONAL
                                            INC.                            NON-
                                            (PARENT         SUBSIDIARY    GUARANTOR
                                        COMPANY ONLY)       GUARANTORS   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                       -------------        ----------   ------------   ------------  ------------
ASSETS:
Current assets:
  Cash and cash
   equivalents..........                     $    --         $    125      $   7,988     $       --       $  8,113
  Trade accounts
   receivable...........                          --          106,543         20,353             --        126,896
  Other receivables.....                          --            8,161          1,685             --          9,846
  Recoverable income
   taxes................                          --            1,802             --             --          1,802
  Inventories...........                          --          165,150         33,287             --        198,437
  Deferred income
   taxes................                       6,428           15,225             --             --         21,653
  Other current assets..                          --            2,405            478             --          2,883
                                            --------         --------       --------    -----------       --------
    Total current
     assets.............                       6,428          299,411         63,791             --        369,630
Property and equipment..                          20          178,146         30,371             --        208,537
Less accumulated
 depreciation...........                         (20)         (44,769)        (5,779)            --        (50,568)
                                            --------         --------       --------    -----------       --------
                                                  --          133,377         24,592             --        157,969
Deferred financing
 costs..................                       9,437            1,312             37             --         10,786
Goodwill, net...........                         (--)          93,673         21,773             --        115,446
Net assets held for
 disposal...............                          --           14,894             --             --         14,894
Investment in
 affiliates.............                     261,541               --             --       (249,067)(a)(b)  12,474
Other assets............                       2,523              876            399             --          3,798
                                            --------         --------       --------    -----------       --------
    Total assets........                    $279,929         $543,543       $110,592    $  (249,067)      $684,997
                                            ========         ========       ========    ===========       ========

(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.

                                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                                           JULY 31, 1998
                                               --------------------------------------------------------------------------------
                                                    DELCO REMY
                                                  INTERNATIONAL
                                                       INC.                              NON-
                                                     (PARENT          SUBSIDIARY      GUARANTOR
                                                  COMPANY ONLY)       GUARANTORS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              -----------------       ----------     ------------   ------------   ------------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
 (DEFICIT):
Current liabilities:
 Accounts payable...........................         $    130         $ 71,180       $  14,494        $     --       $ 85,804
 Intercompany accounts......................          (79,839)          82,869          (3,030)             --             --
 Accrued interest
  payable...................................            9,001              580              --              --          9,581
 Accrued restructuring
  charges...................................               --           35,519              --              --         35,519
 Other liabilities and
  accrued expenses..........................            2,751           30,505           4,062              --         37,318
 Current portion of
  long-term debt............................               --              961             987              --          1,948
                                                    ---------         --------        --------      ----------     ----------
   Total current
    liabilities.............................          (67,957)         221,614          16,513             (--)       170,170
Deferred income taxes.......................          (25,431)          23,755           2,917              --          1,241
Long-term debt, less
 current portion............................          285,000          101,218           7,588              --        393,806
Post-retirement benefits
 other than pensions........................               --           16,495              --              --         16,495
Accrued pension
 benefits...................................               --            4,628              --              --          4,628
Other non-current
 liabilities................................                3            3,802             162              --          3,967
Minority interest in
 subsidiaries...............................               --            8,650           1,800              --         10,450
Stockholders' equity
 (deficit):
 Common stock:
  Class A Shares............................              182               --              --              --            182
  Class B Shares............................               63               --              --              --             63
 Paid-in capital............................          106,392               --              --              --        106,392
 Subsidiary
  investment................................               --          158,998          69,377        (228,365)(a)         --
 Retained earnings
  (deficit).................................          (16,194)           4,393          16,309         (20,702)(b)    (16,194)
 Cumulative translation
  adjustment................................               --               --          (4,074)             --         (4,074)
 Stock purchase plan........................           (2,129)              --              --              --         (2,129)
                                                    ---------         --------        --------      ----------     ----------
   Total stockholders'
    equity (deficit)........................          (88,314)         163,381          81,612        (249,067)        84,240
                                                    ---------         --------        --------      ----------     ----------
   Total liabilities
    and stockholders'
    equity (deficit)........................        $ 279,929         $543,543        $110,592       $(249,067)    $  684,997
                                                    =========         ========        ========      ==========     ==========

(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.

                                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                            FOR THE YEAR ENDED JULY 31, 1998
                                        -----------------------------------------------------------------------------
                                          DELCO REMY
                                        INTERNATIONAL
                                            INC.                           NON-
                                          (PARENT         SUBSIDIARY     GUARANTOR
                                        COMPANY ONLY)     GUARANTORS    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                        --------------    ----------    ------------    ------------    ------------
Net sales..................             $           --    $ 833,952     $ 138,016        $(156,655)(a)   $ 815,313
Cost of goods sold.........                         --      700,080       114,437         (156,655)(a)     657,862
                                        --------------    ---------     ---------        ---------       ---------
Gross profit...............                         --      133,872        23,579               --         157,451
Selling, engineering,
 and administrative
 expenses..................                        366       78,704        11,281               --          90,351
Restructuring charges......                         --       26,515            --               --          26,515
                                        --------------    ---------      ---------       ---------       ---------
Operating (loss)
 income....................                       (366)      28,653        12,298               --          40,585
Other income (expense):
 Gain on sale of
  building.................                         --           --          (428)              --            (428)
 Interest expense..........                    (24,911)     (15,179)         (201)              --         (40,291)
                                        --------------    ---------      --------        ---------       ---------
(Loss) income from
 continuing operations
 before income tax
 (benefit), preferred
 dividend requirement of
 subsidiary, and
 minority interest.........                    (25,277)      13,474        11,669               --            (134)
Minority interest in
 income of
 subsidiaries..............                         --        2,027           362               --           2,389
Equity in earnings of
 subsidiaries..............                     11,842           --            --          (11,842)(b)          --
Income from unconsolidated
 joint ventures............                         --           --        (2,568)              --          (2,568)
Deemed divident on preferred
 stock conversion..........                         --           --            --            1,639           1,639
Income taxes (benefit).....                     (9,415)       6,440         2,923               --             (52)
Preferred dividend
 requirement of
 subsidiary................                         --           --            --              645 (c)         645
                                        --------------    ---------      --------        ---------      ----------
(Loss) income from
 continuing operations.....                     (4,020)       5,007        10,952          (14,126)         (2,187)
Extraordinary item:
  Write-off of debt
   issuance costs (less
   applicable income tax
   benefit)................                         --        1,833            --               --           1,833
                                        --------------    ---------      --------         --------        --------
Net (loss) income..........             $       (4,020)   $   3,174      $ 10,952         $(14,126)       $ (4,020)
                                        ==============    =========      ========         ========        ========

(a) Elimination of intercompany sales and cost of sales.
(b) (b) Elimination of equity in net income (loss) from consolidated subsidiaries.
(c) Recording of preferred dividend requirement of subsidiary.

                                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                  FOR THE YEAR ENDED JULY 31, 1998
                              -----------------------------------------------------------------------------
                                DELCO REMY
                              INTERNATIONAL
                                  INC.                             NON-
                                (PARENT         SUBSIDIARY      GUARANTOR
                              COMPANY ONLY)     GUARANTORS     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                              -------------     ----------     ------------     ------------   ------------
OPERATING ACTIVITIES:
Net (loss) income.......        $  (4,020)       $  3,174         $ 10,952        $(14,126)(a)  $   (4,020)
Extraordinary item......              --            2,095               --              --           2,095
Adjustments to
 reconcile net income
 (loss) to net cash
 provided by (used in)
 operating activities:
Depreciation...........                7          12,634              950              --          13,591
Amortization...........            1,076           3,473              207              --           4,756
Minority Interest in
 income of Subsidiaries               --           2,027              362              --           2,389
Income from unconsolidated
 joint ventures........               --              --           (2,568)             --          (2,568)
Equity in earnings of
 subsidiary............          (11,842)             --               --          11,842(a)           --
Deferred income
 taxes.................          (10,325)        (12,012)              26              --          (1,713)
Post-retirement
 benefits other than
 pensions..............               --           3,818               --              --           3,818
Accrued pension
 benefits..............               --              86               --              --              86
Non-cash interest
 expense...............               --           2,387               --              --           2,387
Preferred dividend
 requirement of
 subsidiary............               --              --               --             645             645
Deemed dividend
 requirement of
 subsidiary............               --              --               --           1,639           1,639
Changes in operating
 assets and
 liabilities, net of
 acquisitions:
  Accounts receivable..               --          (4,136)         (4,296)              --          (8,432)
  Inventories..........               --         (15,428)         (1,972)              --         (17,400)
  Accounts payable.....              (65)        (12,621)          5,113               --          (7,573)
  Intercompany
   accounts...........           (98,447)        113,029         (14,582)              --              --
  Other current assets
   and liabilities....            (6,283)         13,119          (2,556)              --           4,280
  Accrued
   restructuring......                --          (1,857)             --               --          (1,857)



  Other non-current
  assets and
  liabilities, net....       (10,799)      (7,297)     11,241          --      (6,855)
                            --------    ---------     -------     -------     -------
Net cash (used in)
 provided by operating
 activities.............    (140,698)     126,515       2,877          --     (11,306)
INVESTING ACTIVITIES:
Acquisition, net of cash
 acquired...............     (34,358)          --      (1,364)         --     (35,722)
Purchase of property and
 equipment..............          --      (22,545)     (1,645)         --     (24,190)
Investment in joint
 ventures...............      (9,355)          --          --          --      (9,355)
                             -------     --------     -------    --------    --------
Net cash (used in)
 provided by investing
 activities..............    (43,713)     (22,545)     (3,009)         --     (69,267)
FINANCING ACTIVITIES:
Proceeds from
 initial public
 offering................     51,336           --          --          --      51,336
Proceeds from issuances
 of long-term debt.......    141,375           --          --          --     141,375
Payments on long-term
 debt....................     (8,300)    (137,486)         --          --    (145,786)
Other financing
 activities..............         --       32,137          61          --      32,198
                             -------     --------     -------    --------    --------
Net cash provided by
 (used in) financing
 activities..............    184,411     (105,349)        61           --      79,123
Effect of exchange rate
 changes on cash.........         --           --       (487)          --        (487)
                             -------     --------    -------     --------    --------
Net (decrease) increase
 in cash and cash
 equivalents.............         --       (1,379)      (558)          --      (1,937)
Cash and cash
 equivalents at
 beginning of year.......         --        1,504      8,546           --      10,050
                             -------     --------    -------     --------    --------
Cash and cash
 equivalents at end of
 year....................    $    --     $    125    $ 7,988     $     --    $  8,113
                             =======     ========    =======     ========    ========

--------
(a) Elimination of equity in earnings of subsidiary.
(b) Recording of preferred dividend requirement of subsidiary.

                                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                                            JULY 31, 1997
                                        -----------------------------------------------------------------------------------
                                             DELCO REMY
                                           INTERNATIONAL
                                               INC.                           NON-
                                             (PARENT        SUBSIDIARY     GUARANTOR
                                           COMPANY ONLY)    GUARANTORS     SUBSIDIARIES        ELIMINATIONS    CONSOLIDATED
                                        ----------------    ----------     ------------        ------------    ------------
ASSETS:
Current assets:
 Cash and cash
  equivalents..........................      $    --        $   1,504        $   8,546            $     --          10,050
 Trade accounts
  receivable...........................           --           99,745           10,439                  --         110,184
 Other receivables.....................           --            9,605              882                  --          10,487
 Recoverable income
  taxes................................           --            2,889               --                  --           2,889
 Inventories...........................           --          145,035           19,382                  --         164,417
 Deferred income
  taxes................................        4,315           17,159               --                  --          21,474
 Other current assets..................           --            4,163              480                  --           4,643
                                            --------         --------          -------       -------------        --------
    Total current
     assets............................        4,315          280,100           39,729                  --         324,144
Property and equipment.................           20          133,769           13,433                  --         147,222
Less accumulated
 depreciation..........................           13           22,353            4,492                  --          26,858
                                            --------         --------          -------       -------------        --------
                                                   7          111,416            8,941                  --         120,364
Deferred financing
 costs.................................        5,148            3,655               --                  --           8,803
Goodwill, net..........................           --           76,437           10,175                  --          86,612
Net assets held for
 disposal..............................           --           25,279               --                  --          25,279
Investment in
 affiliates............................      171,614               --               --            (168,495)(a)(b)    3,119
Other assets...........................        1,953           (1,463)           1,758                  --           2,248
                                            --------         --------          -------       -------------        --------
    Total assets.......................     $183,037         $495,424          $60,603          $(168,495)        $570,569
                                            ========         ========          =======       =============        ========

-------------
(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.

                                                                                   CONDENSED CONSOLIDATING BALANCE SHEET
                                                                                           JULY 31, 1997
                                                                 ------------------------------------------------------------------
                                                                  DELCO REMY
                                                                 INTERNATIONAL
                                                                      INC.                     NON-
                                                                    (PARENT     SUBSIDIARY   GUARANTOR
                                                                 COMPANY ONLY)  GUARANTORS  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                 -------------  ----------  ------------  ------------ ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT):
Current liabilities:
 Accounts payable...........................................         $    195       $ 82,585    $ 5,798     $      --   $ 88,578
 Intercompany
  accounts..................................................           15,684        (27,257)    11,573            --         --
 Accrued interest
  payable...................................................               --          3,107         --            --      3,107
 Accrued restructuring
  charges...................................................               --         37,377         --            --     37,377
 Other liabilities and
  accrued expenses..........................................           (9,815)        44,358      5,991            --     40,534
 Current portion of
  long-term debt............................................               --            506          1            --        507

                                                                     --------       --------    -------     ---------    -------
  Total current
   liabilities..............................................            6,064        140,676     23,363            --    170,103
Deferred income taxes.......................................           10,631         (9,114)        39            --      1,556
Long-term debt, less
current portion.............................................          173,511        189,669         81            --    363,261
Post-retirement benefits
other than pensions.........................................               --         12,677         --            --     12,677
Accrued pension
benefit.....................................................               --          4,542         --            --      4,542
Other non-current
liabilities.................................................              876          3,231         17            --      4,124

Minority interest in
subsidiary..................................................               --          6,504      1,528            --      8,032

Redeemable exchangeable
preferred stock of
subsidiary..................................................               --         16,071         --            --     16,071
Stockholders' equity
(deficit):
 Common stock:
   Class A Shares...........................................               88             --         --            --         88
   Class B Shares...........................................               65             --         --            --         65
  Paid-in capital...........................................            6,677             --         --            --      6,677
  Subsidiary
   investment...............................................               --        127,665     31,970      (159,635)(a)     --
  Retained earnings
   (deficit)................................................          (12,174)         3,503      5,357        (8,860)(b)(12,174)
  Cumulative translation
   adjustment...............................................               --             --     (1,752)           --     (1,752)
  Stock purchase plan.......................................           (2,701)            --         --            --     (2,701)
                                                                     --------       --------    -------     ---------    -------
    Total stockholders'
     equity (deficit).......................................           (8,045)       131,168     35,575      (168,495)    (9,797)
                                                                     --------       --------    -------     ---------    -------
    Total liabilities
     and stockholders'
     equity (deficit).......................................         $183,037       $495,424    $60,603     $(168,495)  $570,569
                                                                     ========       ========    =======     =========   ========

(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.

                                                                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                                    FOR THE YEAR ENDED JULY 31, 1997
                                                                 -------------------------------------------------------------------

                                                                   DELCO REMY
                                                                 INTERNATIONAL
                                                                       INC.                     NON-
                                                                    (PARENT       SUBSIDIARY  GUARANTOR
                                                                 COMPANY ONLY)    GUARANTORS SUBSIDIARIES ELIMINATIONS  CONSOLIDATED

                                                                 -------------    ---------- ------------ ------------  ------------

Net sales...................................................       $       --       $684,790    $68,779     $(63,782)(a) $ 689,787
Cost of goods sold..........................................               --        548,875     55,141      (63,782)(a)   540,234
                                                                   ----------       --------    -------   ----------     ---------
Gross profit................................................               --        135,915     13,638           --       149,553
Selling, engineering, and administrative
 expenses...................................................            6,325         71,933     10,840           --        89,098
Restructuring charges.......................................               --         34,500         --           --        34,500
                                                                   ----------       --------    -------   ----------     ---------
Operating (loss)
income......................................................           (6,325)        29,482      2,798           --        25,955
Other income (expense):
 Gain on sale of
  building..................................................               --             --      2,082           --         2,082
 Interest expense...........................................          (18,815)       (19,997)        38           --       (38,774)
                                                                   ----------       --------    -------   ----------     ---------
(Loss) income from continuing operations
before income tax (benefit), preferred
dividend requirement of subsidiary, and

minority interest...........................................          (25,140)         9,485      4,918           --       (10,737)

Minority interest in income of

subsidiaries................................................               --            921        (29)          --           892

Equity in earnings of

subsidiaries................................................            1,821             --         --       (1,821)(b)        --

Income taxes (benefit)......................................           (9,023)         4,042      1,967           --        (3,014)

Preferred dividend requirement of

 subsidiary.................................................               --             --         --        1,648 (c)     1,648

                                                                   ----------       --------    -------   ----------     ---------

(Loss) income from

 continuing operations......................................          (14,296)         4,522      2,980       (3,469)      (10,263)

Discontinued operations:

 Loss from operations of discontinued
  businesses (less applicable income tax

   benefit).................................................               --            808         --           --           808

  Loss on disposal of businesses (less

   applicable income tax

   benefit).................................................               --            874         --           --           874

Extraordinary item:

  Write-off of debt issuance costs (less

   applicable income tax

   benefit).................................................               --          2,351         --           --         2,351

                                                                   ----------       --------    -------   ----------     ---------

Net (loss) income...........................................       $  (14,296)      $    489    $ 2,980   $   (3,469)    $ (14,296)

                                                                   ==========       ========    =======   ==========     =========


(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income (loss) from consolidated subsidiaries.
(c) Recording of preferred dividend requirement of subsidiary.

                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   FOR THE YEAR ENDED JULY 31, 1997
                         --------------------------------------------------------------------
                          DELCO REMY
                         INTERNATIONAL
                             INC.                      NON-
                           (PARENT       SUBSIDIARY   GUARANTOR
                          COMPANY ONLY)  GUARANTORS  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                         --------------  ----------  ------------  ------------  ------------
OPERATING ACTIVITIES:
Net (loss) income.......    $(14,296)   $     489     $ 2,980      $(3,469)(a)   $  (14,296)
Extraordinary item......         375        3,123          --           --            3,498
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by (used in)
  operating activities:
 Depreciation...........          --       17,171         752           --           17,923
 Amortization...........       1,629        2,771          --           --            4,400
Minority interest in income
 of subsidiaries........          --          892          --           --              892
 Gain on sale of
  building..............          --           --      (2,082)          --           (2,082)
 Equity in earnings of
  subsidiary............      (1,821)          --          --        1,821(a)            --
 Deferred income
  taxes.................       7,864      (17,481)         39           --           (9,578)
 Post-retirement
  benefits other than
  pensions..............          --        4,491          --           --            4,491
 Accrued pension
  benefits..............          --        3,592          --           --            3,592
 Non-cash interest
  expense...............       3,337        4,612          --           --            7,949
 Preferred dividend
  requirement of
  subsidiary............          --           --          --        1,648(b)         1,648
 Changes in operating
  assets and
  liabilities, net of
  acquisitions:
   Accounts receivable..          --       (1,715)     (1,626)          --           (3,341)
   Inventories..........          --       (4,950)     (5,295)          --          (10,245)
   Accounts payable.....         (67)     (10,970)          1           --          (11,036)
   Intercompany
    accounts............     (74,450)      65,730       8,720           --               --
   Other current assets
    and liabilities.....      (8,727)         995       3,194           --           (4,538)
   Accrued
    restructuring.......          --       31,836          --           --           31,836

 Other non-current
  assets and
  liabilities, net.................................       (12,209)      15,288       (1,655)          --       1,424
                                                         --------     --------      -------      -------     -------
Net cash (used in)
provided by operating
 activities........................................       (98,365)     115,874        5,028           --      22,537
INVESTING ACTIVITIES:
Acquisition, net of cash
 acquired..........................................       (45,284)         135        2,707           --     (42,442)
Purchase of property and
 equipment.........................................            --      (27,025)      (4,863)          --     (31,888)
Investment in
 affiliates........................................        (3,119)          --           --           --      (3,119)
Proceeds from sale of
 building..........................................            --           --        3,362           --       3,362
                                                         --------     --------      -------      -------     -------
Net cash (used in)
 provided by investing
 activities........................................       (48,403)     (26,890)       1,206           --     (74,087)
FINANCING ACTIVITIES:
Proceeds from issuances
 of long-term debt.................................       162,700       17,300           --           --     180,000
Payments on long-term
 debt..............................................       (16,000)    (110,200)          --           --    (126,200)
Other financing
 activities........................................            --        3,986           --           --       3,986
                                                         --------     --------      -------      -------     -------
Net cash provided by
 (used in) financing
 activities........................................       146,700      (88,914)          --           --      57,786
Effect of exchange rate
 changes on cash...................................            --           --          408           --         408
                                                         --------     --------      -------      -------     -------
Net (decrease) increase
 in cash and cash
 equivalents.......................................           (68)          70        6,642           --       6,644
Cash and cash
 equivalents at
 beginning of year.................................            68        1,434        1,904           --       3,406
                                                         --------     --------      -------      -------     -------
Cash and cash
 equivalents at end of
 year..............................................      $     --    $   1,504      $ 8,546      $    --     $10,050
                                                         ========    =========      =======      =======     =======

--------
(a) Elimination of equity in earnings of subsidiary.
(b) Recording of preferred dividend requirement of subsidiary.

                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                             FOR THE YEAR ENDED JULY 31, 1996
                         ------------------------------------------------------------------------
                           DELCO REMY
                          INTERNATIONAL
                              INC.                        NON-
                             (PARENT      SUBSIDIARY   GUARANTOR
                          COMPANY ONLY)   GUARANTORS   SUBSIDIARIES  ELIMINATIONS       CONSOLIDATED
                         --------------   -----------  ------------- -------------      -------------

Net sales..............       $      --      $657,782      $42,790   $(63,720)(a)       $636,852
Cost of goods sold.....              --       541,363       32,435    (63,720)(a)        510,078
                              ---------      --------      -------   ---------          --------
Gross profit...........              --       116,419       10,355          --           126,774
Selling, engineering,
 and administrative
 expenses..............           1,923        69,644        6,427          --            77,994
Restructuring charges..              --         8,101           --          --             8,101
                              ---------      --------      -------   ---------          --------
Operating (loss)
 income................          (1,923)       38,674        3,928          --            40,679
Interest expense.......          (4,503)      (22,477)        (387)         --           (27,367)
                              ---------      --------      -------   ---------          --------
(Loss) income from
 continuing operations
 before income taxes
 (benefit), preferred
 dividend requirement
 of subsidiary and
 minority interest.....          (6,426)       16,197        3,541          --            13,312
Minority interest in
 income of subsidiary..              --            --          259          --               259
Equity in earnings of
 subsidiary............          (1,904)           --           --       1,904(b)             --
Income taxes
 (benefit).............          (3,489)        8,014        1,216          --             5,741
Preferred dividend
 requirement of
 subsidiary............              --            --           --       1,516(c)          1,516
                              ---------      --------      -------   ---------          --------
(Loss) income from
 continuing
 operations............          (4,841)        8,183        2,066         388             5,796
Discontinued
 operations:
  Loss from operations
   of discontinued
   businesses (less
   applicable income
   tax benefit)........              --         1,573           --          --             1,573
  Loss on disposal of
   businesses (less
   applicable income
   tax benefit)........              --         9,064           --          --             9,064
                              ---------      --------      -------   ---------          --------
Net (loss) income......       $  (4,841)      $(2,454)     $ 2,066   $     388          $ (4,841)
                              =========      ========      =======   =========          ========

(a) Elimination of intercompany sales and cost of sales.

(b) Elimination of equity in net income (loss) from consolidated subsidiaries.

(c) Recording of preferred dividend requirement of subsidiary.

                                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                 FOR THE YEAR ENDED JULY 31, 1996
                                    ----------------------------------------------------------------------
                                      DELCO REMY                     NON-
                                    INTERNATIONAL    SUBSIDIARY    GUARANTOR
                                        INC.         GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    -------------    ----------   ------------   ------------   ------------
                                                               (IN THOUSANDS)
OPERATING ACTIVITIES:
Net (loss) income......                 $ (4,841)     $ (2,454)    $    2,066      $   388       $  (4,841)
Adjustments to
 reconcile net income
 (loss) to net cash
 provided by (used in)
 operating activities:
Depreciation..........                       --        15,401            986           --          16,387
Amortization..........                       --         3,168             --           --           3,168
Minority interest in income
 of subsidiaries......                       --           259             --           --             259
Equity in earnings of
 subsidiary............                    1,904            --             --       (1,904)(a)          --
Deferred income
 taxes.................                     (620)       (3,328)         1,001           --          (2,947)
Post-retirement
 benefits other than
 pensions..............                       --         3,752             --           --           3,752
Accrued pension
 benefits..............                       --        (3,509)            --           --          (3,509)
Non-cash interest
 expense...............                    2,333         5,534             --           --           7,867
Preferred dividend
 requirement of
 subsidiary............                       --            --             --        1,516 (b)       1,516
Changes in operating
 assets and
 liabilities, net of
 acquisitions:
  Accounts receivable..                      --        (24,724)           266           --         (24,458)
  Inventories..........                      --        (27,048)         1,328           --         (25,720)
  Accounts payable.....                     262          7,339          1,033           --           8,634
  Intercompany
   accounts............                  27,650        (29,070)         1,420           --              --
  Other current assets
   and liabilities.....                  (2,679)        21,702           (794)          --          18,229
  Accrued
   restructuring.......                      --          5,541             --           --           5,541
  Other non-current
   assets and
   liabilities, net....                  (1,148)           989         (4,403)          --          (4,562)
                                       --------       --------        -------      -------        --------
Net cash provided by
 (used in) operating
 activities............                  22,861        (26,448)         2,903           --            (684)
INVESTING ACTIVITIES:
Acquisition, net of cash
 acquired..............                 (23,385)         1,365             --           --         (22,020)
Purchase of property and
 equipment.............                      (1)       (32,740)            --           --         (32,741)
                                       --------       --------        -------      -------        --------
Net cash used in
 investing activities..                 (23,386)       (31,375)            --           --         (54,761)
FINANCING ACTIVITIES:
Proceeds from issuances
 of long-term debt.....                      --         65,352             --           --          65,352
Payments on long-term
 debt..................                      --         (6,466)        (2,376)          --          (8,842)
Other financing
 activities............                      --            (20)            --           --             (20)
                                       --------       --------        -------      -------        --------
Net cash provided by

 (used in) financing
 activities.............         --       58,866     (2,376)        --      56,490
Effect of exchange rate
 changes on cash.........        --           --        883         --         883
                              -----       ------     ------     ------      ------
Net (decrease) increase
 in cash and cash
 equivalents.............      (525)       1,043      1,410         --       1,928
Cash and cash
 equivalents at
 beginning of year.......       593          391        494         --       1,478
                              -----       ------     ------     ------      ------
Cash and cash
 equivalents at end of
 year....................     $  68       $1,434     $1,904     $   --      $3,406
                             ======       ======     ======     ======      ======

--------
(a)Elimination of investment in affiliate earnings.

(b)Recording of preferred dividend requirement of subsidiary.

                           DELCO REMY INTERNATIONAL

                                 JULY 31, 1998

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                                                    Total
                                                     10/31/97        1/31/98         4/30/98         7/31/98         Year
                                                  ---------------------------------------------------------------------------
Net Sales                                           $ 209,020       $193,259        $217,083        $195,951       $815,313
Gross Profit                                           38,143         39,198          44,734          35,376        157,451
Extraordinary item                                        ---          1,803             ---              30          1,833
Net income (loss)                                       3,061            661           5,927         (13,669)        (4,020)
Basic earnings (loss) from continuing                     .21            .13             .25            (.57)          (.11)
 operations per common share
Diluted earnings (loss) from continuing                   .18            .12             .23            (.57)          (.11)
 operations per common share
Basic earnings (loss) per common share                    .21            .04             .25            (.57)          (.20)
Diluted earnings (loss) per common share                  .18            .03             .23            (.57)          (.20)

                                                                                                                    Total
                                                     10/31/96        1/31/97         4/30/97         7/31/97         Year
                                                  ---------------------------------------------------------------------------
Net Sales                                           $ 169,766       $162,224        $177,727        $180,070       $689,787
Gross Profit                                           38,394         31,554          38,088          41,517        149,553
Discontinued operations                                   213            113             194           1,162          1,682
Extraordinary item                                      2,351            ---             ---             ---          2,351
Net income (loss)                                         271            798           2,347         (17,712)       (14,296)
Basic earnings (loss) from continuing                     .20            .06             .18           (1.14)          (.71)
 operations per common share
Diluted earnings (loss) from continuing                   .17            .05             .15           (1.14)          (.71)
 operations per common share
Basic earnings (loss) per common share                    .02            .05             .16           (1.22)         (1.00)
Diluted earnings (loss) per common share                  .02            .05             .14           (1.22)         (1.00)

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors
Ballantrae Corporation
(Successor to Tractech Division of Titan Wheel International, Inc.)

     We have audited the accompanying statements of operations, stockholders' equity and cash flows of Tractech Division of Titan Wheel International, Inc. (predecessor to Ballantrae Corporation) for the nine months ended September 30, 1996 and the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Tractech Division of Titan Wheel International, Inc. for the nine months ended September 30, 1996 and the year ended December 31, 1995, in conformity with generally accepted accounting principles.


Detroit, Michigan                    ERNST & YOUNG LLP
October 17, 1997

             TRACTECH DIVISION OF TITAN WHEEL INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                          For the    For the Nine
                                        Year Ended   Months Ended
                                       December 31,  September 30,
                                           1995          1996
                                       ------------  -------------

Net sales............................   $26,395,431    $18,432,740
Cost of sales........................    16,731,310     11,920,057
                                        -----------    -----------

Gross profit.........................     9,664,121      6,512,683
Selling expenses.....................       688,681        424,817
General and administrative expenses..     3,182,504      2,560,968
                                        -----------    -----------

                                          3,871,185      2,985,785
                                        -----------    -----------

Income from operations...............     5,792,936      3,526,898
Other income.........................       351,975        252,134
                                        -----------    -----------

Income before taxes..................     6,144,911      3,779,032
Income taxes (Note 2)................     1,627,261        871,760
                                        -----------    -----------

Net income                              $ 4,517,650    $ 2,907,272
                                        ===========    ===========

                             See Accompanying Notes

              TRACTECH DIVISION OF TITAN WHEEL INTERNATIONAL, INC.


                       STATEMENTS OF STOCKHOLDERS' EQUITY


                  FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1996


                                                           Accumulated
                                  Retained    Subsidiary   Translation
                                  Earnings    Investment   Adjustments     Total
                                 -----------  -----------  -----------  -----------

Balance at December 31, 1994...  $28,272,462  $18,418,510     $509,267  $47,200,239
Net income for 1995............    4,517,650           --           --    4,517,650
Translation adjustments........           --           --      282,598      282,598
                                 -----------  -----------     --------  -----------

Balance at December 31, 1995...   32,790,112   18,418,510      791,865   52,000,487
Net income for 1996............    2,907,272           --           --    2,907,272
Translation adjustments........           --           --       23,289       23,289
                                 -----------  -----------     --------  -----------

Balance at September 30, 1996..  $35,697,384  $18,418,510     $815,154  $54,931,048
                                 ===========  ===========     ========  ===========

                             See Accompanying Notes

              TRACTECH DIVISION OF TITAN WHEEL INTERNATIONAL, INC.


                            STATEMENTS OF CASH FLOWS


                                                                        For the           For the
                                                                      Year Ending       Nine Months
                                                                      December 31,     September 30,
                                                                         1995             1996
                                                                         ----             ----
Cash flows from operating activities:
Net income......................................................    $ 4,517,650       $ 2,907,272
Adjustments to reconcile net income to net cash from operating activities:
 Depreciation and amortization..................................      1,145,510           914,148
 Gain on sale of fixed assets...................................             --            (8,937)
 Changes in operating assets and liabilities:
   Accounts receivable..........................................       (898,139)         (274,136)
   Inventories..................................................     (1,171,422)        1,737,878
   Other assets.................................................        523,095           (76,788)
   Accounts payable.............................................       (361,431)         (168,683)
   Accrued interest and liabilities.............................       (129,086)          111,023
   Income taxes payable.........................................       (542,632)          (78,878)
   Intercompany liabilities.....................................       (873,556)       (5,306,167)
   Equity adjustments from foreign currency.....................        168,294            21,515
                                                                    -----------       -----------

Net cash provided by operating activities.......................      2,378,283          (221,753)

Cash flows from investing activities:
Purchase of property, plant and equipment.......................     (2,279,759)         (418,597)
Proceeds from sale of capital assets............................         77,749            47,204
                                                                    -----------       -----------

Net cash used in investing activities...........................     (2,202,010)         (371,393)

Net increase (decrease) in cash.................................        176,273          (593,146)
Cash and cash equivalents at beginning of period................      1,408,488         1,584,761
                                                                    -----------       -----------

Cash and cash equivalents at end of period......................    $ 1,584,761       $   991,615
                                                                    ===========       ===========

                             See Accompanying Notes

             TRACTECH DIVISION OF TITAN WHEEL INTERNATIONAL, INC.


                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


 Description of Business


     Tractech Division of Titan Wheel International, Inc. (the Company) is the predecessor of Ballantrae Corporation (see Note 6). The Company consists of domestic operations and the operations of a company in Ireland, and is engaged in the engineering, manufacturing, and marketing of mechanical transmission components and systems used in transportation vehicles and mobile equipment.

 Principles of Reporting

     The financial statements include the accounts of Tractech Division of Titan Wheel International, Inc. (Titan). All significant intercompany and interdivisional transactions and balances have been eliminated. The financial statements do not reflect any of the purchase accounting adjustments made by Titan resulting from the acquisition of the Company by Titan in 1993. These financial statements have been prepared to include only the operating results, changes in stockholders' equity and cash flows of the Company. Accordingly, all disclosures related to the balance sheet have been omitted.

     Titan has allocated certain general and administrative charges to the Company totaling $675,000 and $674,000 for the nine months ended September 30, 1996 (1996) and the year ended December 31, 1995 (1995), respectively. These charges were allocated by Titan based upon sales. Management believes that this method of allocation is reasonable.

 Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value.

 Concentrations of Credit Risk and Other Risks

     Substantially all of the Company's accounts receivable are due from manufacturers of mobile equipment, trucks and specialized vehicles, both in the U.S. and internationally. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses are provided for in the financial statements and have been consistently within management's expectations. The Company invests its temporary cash in high credit quality financial institutions and investment grade short-term investments and limits the amount of credit exposure to any one entity.

     The percentage of the Company's labor force covered by a collective bargaining agreement (CBA) is 57%. The CBA expires on August 31, 1999.

             TRACTECH DIVISION OF TITAN WHEEL INTERNATIONAL, INC.

                              SEPTEMBER 30, 1996

 Inventories


     Inventories are carried at the lower of cost or market, using the last-in, first-out (LIFO) method.

 Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets (40 years for buildings and improvements and 12 years for machinery and equipment). Costs of maintenance and repairs are charged to expense when incurred.

 Other Assets

     Patents are amortized using the straight-line method over their estimated lives.

 Foreign Currency Translation

     Financial statements of foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and at the average exchange rate for each period for revenue and expenses. Translation adjustments are recorded as a separate component of stockholders' equity. Losses resulting from foreign exchange transactions totaling $23,445 and $15,867 for the nine months ended September 30, 1996 and for the year ended December 31, 1995, respectively, are included in net income.

2.   FEDERAL INCOME TAXES

     The Company is included in the consolidated tax returns of Titan. The tax expense recorded by the Company is the amount allocated to it by Titan. This amount approximates the tax expense that would result from using a separate return basis. Titan did not allocate any deferred tax assets or liabilities to the Company. The following is a summary of the components of the provision for income taxes:

                                         Year ended    Nine months
                                        December 31,  September 30,
                                            1995          1996
                                        ------------  -------------
Federal.............................    $1,106,000       $457,000
State and Local.....................       165,357        110,000
Foreign.............................       355,904        304,760
                                        ----------       --------
                                        $1,627,261       $871,760
                                        ==========       ========

             TRACTECH DIVISION OF TITAN WHEEL INTERNATIONAL, INC.

                              SEPTEMBER 30, 1996

     Income before income taxes was taxed in the following jurisdictions:

                                                                Nine
                                            Year ended      Months ended
                                           December 31,    September 30,
                                               1995            1996
                                               ----            ----
Domestic................................    $3,873,575       $1,417,153
Foreign.................................     2,271,336        2,361,879
                                            ----------       ----------

                                            $6,144,911       $3,779,032
                                            ==========       ==========

     A reconciliation of income taxes at the United States federal statutory rate to the effective income tax rate follows:

                                              Year ended   Nine months ended
                                             December 31,    September 30,
                                                 1995            1996
                                                 ----            ----
Federal statutory income tax rate...........   34.0%            34.0%
Favorable foreign tax rate..................   (6.8)           (12.9)
Other Items.................................   (0.7)             2.0
                                               -----           -----

Effective income tax rate...................   26.5%            23.1%
                                               =====           =====

     The favorable foreign tax rate is the result of an inducement offered by the Irish government to encourage the Company to establish their foreign manufacturing facility in Ireland. The favorable rate expires in 2010.

     No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign operations ($10,466,851 at September 30, 1996) because it is expected that such earnings will be reinvested in these foreign operations indefinitely. It is not practical to estimate the amount of taxes that might be payable on the eventual remittances of such earnings.

3.   COMMITMENTS AND CONTINGENCIES

     The Company leases a building under a noncancellable operating lease which provides for a renewal option every five years. The operating lease has rental payments due of approximately $58,900 in the remaining months of 1996, $235,600 in 1997 and 1998, and $78,533 in 1999.

     Total rental expense under all operating leases aggregated $285,953 and $214,220 for the year ended December 31, 1995 and for the nine months ended September 30, 1996 respectively. Included in rental expense is $1 per year for the lease of equipment having an original cost of approximately $2,350,000 pursuant to an incentive lease arrangement sponsored by the Irish Development Authority. The Company has the right to continue this lease indefinitely.

     The Company is party to legal actions and claims arising in the ordinary course of business. The Company

             TRACTECH DIVISION OF TITAN WHEEL INTERNATIONAL, INC.

                              SEPTEMBER 30, 1996

believes that the disposition of these matters will not have a material adverse effect on financial position, results of operations or cash flows of the Company.

4.   RETIREMENT PLANS AND BENEFITS

     The Company is a participant in two defined contribution 401(k) savings plans sponsored by Titan that cover substantially all domestic salary and hourly employees. Company contributions to the plans are based on employee contributions and compensation. The Company may also make discretionary contributions annually. Company contributions for these two plans totaled $43,281 and $32,213 for the year ended December 31, 1995 and for the nine months ended September 30, 1996, respectively.

     The Company sponsors a defined contribution retirement savings plan that covers substantially all of its employees at its foreign location. Company contributions to the plan are based on employee contributions and compensation. Company contributions totaled $52,082 and $30,932 for the year ended December 31, 1995 and for the nine months ended September 30, 1996, respectively.

     The Company contributes to the Central States Pension Fund, which covers all eligible bargaining employees of one of its plants. The benefits are principally based on years of service and a benefit formula as defined in the plan. The Company currently contributes $37 per week per eligible employee, which is specified in the Bargaining Agreement. Company contributions totaled $65,305 and $46,472 for the year ended December 31, 1995 and for the nine months ended September 30, 1996 respectively.

5.   SEGMENT AND GEOGRAPHIC DATA

     The Company operates in one business segment--manufacturing engineered metal products and systems for original equipment manufacturers and end users of transportation mobile equipment. Geographical region information for the year ended December 31, 1995 and for the nine months ended September 30, 1996 is as follows:

                                                               Nine
                                         Year ended        months ended
                                      December 31, 1995  September 30,1996
                                      -----------------  -----------------
 Net sales:
 United States......................     $21,806,188         $14,117,885
 International......................      10,647,278           7,554,012
 Eliminate intercompany sales.......      (6,058,035)         (3,239,157)
                                         -----------         -----------

  Total net sales...................     $26,395,431         $18,432,740
                                         ===========         ===========


 Operating income:
 United States......................     $ 3,873,575         $ 1,417,153
 International......................       2,271,336           2,361,879
                                         -----------         -----------

  Total operating income............     $ 6,144,911         $ 3,779,032
                                         ===========         ===========

     International sales are principally from operations located in Ireland and do not include export sales of domestic operations. Export sales from domestic operations were not significant for the year ended December 31, 1995 or for the nine months ended September 30, 1996.

             TRACTECH DIVISION OF TITAN WHEEL INTERNATIONAL, INC.

                              SEPTEMBER 30, 1996

     During the year ended December 31, 1995 and the nine months ended September 30, 1996, there were sales to one customer that amounted to $3,656,599 and $2,674,869, respectively.

6.   SUBSEQUENT EVENT

     Effective October 1, 1996, the Company was sold to Tractech, Inc., a subsidiary of Ballantrae Corporation.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Ballantrae Corporation

We have audited the accompanying consolidated balance sheets of Ballantrae Corporation as of December 22, 1997 and December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the period January 1, 1997 to December 22, 1997 and the three months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ballantrae Corporation at December 22, 1997 and December 31, 1996, and the consolidated results of its operations and its cash flows for the period January 1, 1997 to December 22, 1997 and the three months ended December 31, 1996, in conformity with generally accepted accounting principles.

                            BALLANTRAE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                      December 22,         December 31,
                                                                          1997                 1996
                                                                 ----------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                            $   188,795          $   783,966
  Accounts receivable, less allowance of $65,000 in
    1997 and 1996, respectively                                          6,197,162            4,923,871

  Inventories (Note 1)                                                  10,245,509            9,708,513
  Recoverable income taxes                                                       -              163,000
  Deferred income tax                                                      424,000               46,000
  Other                                                                    123,355               45,520
                                                                 ----------------------------------------
Total current assets                                                    17,178,821           15,670,870

Property, plant and equipment:
  Land                                                                     272,490              272,490
  Buildings and improvements                                             4,258,731            4,022,144
  Machinery and equipment                                               13,579,302           12,010,783
                                                                 ----------------------------------------
                                                                        18,110,523           16,305,417
  Less accumulated depreciation and amortization                         4,019,163            2,569,028
                                                                 ----------------------------------------
Net property, plant and equipment                                       14,091,360           13,736,389

Other assets:
  Goodwill, net of amortization of $442,502 and
    $92,516 in 1997 and 1996, respectively                              13,611,327           13,790,739
  Deferred financing costs, net of amortization of
    $87,750 and $17,550 in 1997 and 1996, respectively
                                                                           403,869              473,569
  Patents, net of amortization of $26,385 and $4,623 in
    1997 and 1996, respectively                                            248,121              210,438
  Other                                                                      3,690                    -
                                                                 ----------------------------------------
Total other assets                                                      14,267,007           14,474,746
                                                                 ----------------------------------------
                                                                       $45,537,188          $43,882,005
                                                                 ========================================

                            BALLANTRAE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                      December 22,           December 31,
                                                                          1997                   1996
                                                                --------------------------------------------
Liabilities and stockholders' equity (deficit)
Current liabilities:
  Accounts payable                                                    $ 2,791,379            $ 2,614,925
  Accrued liabilities                                                   1,564,870              1,889,740
  Accrued interest                                                        266,515                539,575
  Income taxes payable                                                    246,042                193,032
                                                                --------------------------------------------
Total current liabilities                                               4,868,806              5,237,272

Long-term debt (Note 4)                                                29,984,100             32,239,100

Deferred income taxes (Note 6)                                            815,000                277,000

Redeemable exchangeable preferred stock of subsidiary (Note 5)          9,203,881              8,242,048

Redeemable exchangeable preferred stock (Note 5)                        3,191,439              2,814,192

Stockholders' equity (deficit):
  Class A common stock, $.01 par value, 1,000,000 shares
   authorized, 106,453 shares issued and outstanding                        1,065                  1,065
  Class B common stock, $.01 par value, 1,000,000 shares
   authorized, 147,500 shares issued and outstanding                        1,475                      -
  Paid-in capital                                                         251,413                105,388
  Retained earnings                                                     2,560,029                305,960
  Predecessor carryover basis                                          (5,340,020)            (5,340,020)
                                                                --------------------------------------------
Total stockholders' equity (deficit)                                   (2,526,038)            (4,927,607)
                                                                --------------------------------------------
                                                                      $45,537,188            $43,882,005
                                                                ============================================

See accompanying notes.

                             BALLANTRAE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Three months
                                                            January 1, 1997-                  ended
                                                            December 22, 1997           December 31, 1996
                                                        ------------------------------------------------------
Net sales                                                             $37,945,931                  $7,924,259
Cost of sales                                                          25,045,839                   5,246,791
                                                        ------------------------------------------------------
Gross profit                                                           12,900,092                   2,677,468

Selling expenses                                                        1,027,463                     203,561
General and administrative expenses                                     4,443,711                   1,074,181
                                                        ------------------------------------------------------
                                                                        5,471,174                   1,277,742
                                                        ------------------------------------------------------
Income from operations                                                  7,428,918                   1,399,726

Other income (expense):
Interest expense                                                       (2,963,003)                   (651,712)
Interest income                                                               206                      19,985
Deferred financing charges                                                (70,200)                    (17,550)
Foreign exchange gain or loss and other                                  (229,053)                     (4,251)
                                                        ------------------------------------------------------
                                                                       (3,262,050)                   (653,528)
                                                        ------------------------------------------------------
Income before income taxes and preferred dividend
 requirement of subsidiary                                              4,166,868                     746,198


Income taxes (Note 6)                                                     615,567                     185,458

Preferred dividend requirement of subsidiary                              961,823                     190,588
                                                        ------------------------------------------------------
Net income                                                            $ 2,589,478                  $  370,152
                                                        ======================================================


See accompanying notes.

                             BALLANTRAE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                  Period January 1, 1997 to December 22, 1997

                  and the three months ended December 31, 1996

                                 CLASS A     CLASS B    ADDITIONAL                   PREDECESSOR
                                 COMMON      COMMON      PAID-IN       RETAINED       CARRYOVER
                                  STOCK       STOCK      CAPITAL       EARNINGS         BASIS           TOTAL
                               ---------------------------------------------------------------------------------
Balance at October 1, 1996        $1,065     $            $105,388    $        -     $(5,340,020)    $(5,233,567)
                                                   -             -
Preferred stock dividends              -           -             -       (64,192)              -         (64,192)
Net income for 1996                    -           -             -       370,152               -         370,152
                               ---------------------------------------------------------------------------------
Balance at December 31, 1996       1,065           -       105,388       305,960      (5,340,020)     (4,927,607)
                               ---------------------------------------------------------------------------------
Warrants redeemed                      -       1,475       146,025             -               -         147,500
Preferred stock dividends              -           -             -      (335,409)              -        (335,409)
Net income for 1997                    -           -             -     2,589,478               -       2,589,478
                               ---------------------------------------------------------------------------------
Balance at December 22, 1997      $1,065      $1,475      $251,413    $2,560,029     $(5,340,020)    $(2,526,038)
                               =================================================================================


see accompanying notes.

                            BALLANTRAE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                       Three months
                                                                        January 1, 1997-                  ended
                                                                        December 22, 1997            December 31, 1996
                                                                  --------------------------------------------------------
Cash flows from operating activities
Net income                                                                  $ 2,589,478                   $  370,152
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization                                              1,901,566                      447,782
   Loss on sale of fixed assets                                                   1,350
   Deferred income taxes                                                        160,000                       12,000
   Preferred dividend requirement of subsidiary                                 961,823                      190,588
   Changes in operating assets and liabilities:
     Accounts receivable                                                       (863,265)                    (866,534)
     Recoverable income taxes                                                   163,000                     (163,000)
     Inventories                                                               (536,996)                    (363,341)
     Other current assets                                                      (487,861)                      80,303
     Accounts payable                                                           176,454                      676,324
     Accrued interest and liabilities                                          (597,929)                     838,103
     Income taxes payable                                                        53,010                       67,972
                                                                  --------------------------------------------------------
Net cash provided by operating activities                                     3,520,630                    1,290,349

Cash flows from investing activities
Purchase of property, plant and equipment                                    (1,809,080)                    (121,994)
Proceeds from sale of fixed assets                                               (3,414)
Increase in acquisition costs                                                  (253,579)                    (600,997)
Increase in patents                                                              15,934                      (20,112)
                                                                  --------------------------------------------------------
Net cash used in investing activities                                        (2,050,139)                    (743,103)

Cash flows from financing activities
Principal payments on long-term debt                                         (2,255,000)                    (450,000)
Issuance of common stock                                                        147,500                            -
Issuance of preferred stock                                                      41,838                            -
                                                                  --------------------------------------------------------
Net cash used in financing activities                                        (2,065,662)                    (450,000)

Net (decrease) increase in cash and cash equivalents                           (595,171)                      97,246
Cash and cash equivalents at beginning of period                                783,966                      686,720
                                                                  --------------------------------------------------------
Cash and cash equivalents at end of period                                  $   188,795                   $  783,966
                                                                  ========================================================

Supplemental disclosure of cash flow information:
Interest paid                                                               $ 3,235,957                   $  119,690
Income taxes paid                                                           $   734,557                   $  163,000

See accompanying notes.

                            BALLANTRAE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 22, 1997


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Ballantrae Corporation and its subsidiaries (collectively, the "Company") are engaged in the engineering, manufacturing, and marketing of mechanical power transmission components and systems used in transportation vehicles and mobile equipment, and fabricated tubing assemblies used in air conditioning and refrigeration compressors.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Ballantrae Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value.

CONCENTRATIONS OF CREDIT RISK AND OTHER RISKS

Substantially all of the Company's accounts receivable are due from original equipment manufacturers of mobile equipment, trucks and specialized vehicles, and manufacturers of air conditioners and refrigeration compressors, both in the U.S. and internationally. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses are provided for, and have been consistently within management's expectations. The Company invests its temporary cash in high credit quality financial institutions and investment grade short-term investments and limits the amount of credit exposure to any one entity.

The percentage of the Company's labor force covered by a collective bargaining agreement (CBA) is 35%. The CBA expires on August 31, 1999.

                            BALLANTRAE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INVENTORIES

Inventories are carried at the lower of cost or market, using the first-in, first-out (FIFO) method. The components of inventories are as follows:

                                                   December 22,         December 31,
                                                       1997                 1996
                                              ------------------------------------------
     Raw Materials                                      $ 5,194,450           $4,993,363
     Work in process                                      3,445,133            2,910,757
     Finished goods                                       1,605,926            1,804,393
                                              ------------------------------------------
                                                        $10,245,509           $9,708,513
                                              ==========================================

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets (25 to 40 years for buildings and improvements and 5 to 12 years for machinery and equipment). Costs of maintenance and repairs are charged to expense when incurred.

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized by the straight line method over 40 years.

The carrying amount of goodwill is regularly reviewed for indicators of impairment in value, which in the view of management are other than temporary, including unexpected or adverse changes in the following: (i) the economic or competitive environments in which the Company operates; (ii) profitability analyses and (iii) cash flow analyses. If facts and circumstances suggest that a subsidiary's net assets are impaired, the Company assesses the fair value of the underlying business and reduces goodwill to an amount that results in the book value of the subsidiary approximating fair value.

DEFERRED FINANCING COSTS AND PATENTS

Deferred financing costs are primarily costs incurred in connection with the Company's acquisition and are being amortized over the term of the related debt using the straight-line method. Patents are amortized using the straight-line method over their estimated lives.

                            BALLANTRAE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Financial statements of the Company's foreign subsidiary are translated into U.S. dollars using a combination of historical and current exchange rates for assets and liabilities. The related transaction gain or (loss) of ($226,708) and $22,669 for the period January 1, 1997 to December 22, 1997 and the three months ended December 31, 1996, respectively are included in net income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments generally consist of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and redeemable convertible preferred stock. The fair value of the Company's fixed rate debt was estimated using discounted cash flow analyses based upon the Company's current incremental borrowing rates. The carrying amounts of financial instruments approximated their fair value at December 22, 1997 and December 31, 1996.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which is effective for years beginning after December 15, 1997, and will be adopted by the Company in 1998. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement will not have any impact on the results of operations or the financial position of the Company.

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies are required to report segment information in annual financial statements and in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997, and will be adopted by the Company in 1998. The Company is evaluating the impact that this Statement will have on its financial reporting.

2. ACQUISITIONS

On October 1, 1996, the Company, through a wholly-owned subsidiary, acquired substantially all of the assets of the Tractech Division of Dyneer Corporation and Tractech Limited (Tractech). The aggregate purchase price was $33.9 million including cash payments of $23.9 million and the issuance of $10 million in a 11% subordinated promissory note payable on October 31, 2006. The Tractech acquisition resulted in goodwill of $ 11.7 million which is being amortized over 40 years.

On October 24, 1996, the Company, through a wholly-owned subsidiary, acquired Kraftube, Inc. (Kraftube) for an aggregate cash purchase price of $6,992,000. Kraftube produces fabricated tubing assemblies used in air conditioning and refrigeration compressors. The Kraftube acquisition resulted in goodwill of $1,506,000 which is being amortized over 40 years.

                            BALLANTRAE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The predecessor carryover basis included in the present equity structure results from the purchase of Kraftube. Prior to the purchase, two current stockholders of the Company were the majority shareholders of Kraftube (78%). At the date of purchase, the assets and liabilities were recorded at their fair market value, less the previous stockholders' carryover basis of the new corporation's assets at the date of purchase. The cost of assets acquired in excess of Kraftube's basis prior to the acquisition for continuing stockholders interest was recorded as a charge to equity.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts is as follows:

                                                                                       Three Months
                                                                 January 1,                Ended
                                                              1997-December 22,        December 31,
                                                                    1997                   1996
                                                          ----------------------------------------------
     Balance at beginning of period                                      $65,000                 $25,000
     Additions charged to costs and expenses                                 103                  39,753
     Uncollectible accounts written off, net of recoveries
                                                                            (103)                    247
                                                          ----------------------------------------------
                                                                         $65,000                 $65,000
                                                          ==============================================

4. DEBT

In October, 1996, the Company entered into a Group Credit Agreement (the Agreement) with a bank that expires on December 31, 2003. Under the Agreement, the financial institution agreed to extend the Company $26.5 million in revolving loans ($19,984,000 and $22,239,100 outstanding at December 22, 1997 and December 31, 1996, respectively). The term loan calls for mandatory quarterly principal reductions with the annual aggregate reductions of the outstanding amount at December 22, 1997 as follows:

     1998                                 $         -
     1999                                   1,484,100
     2000                                   3,750,000
     2001                                   4,600,000
     2002                                   5,000,000
     Thereafter                             5,150,000
                                          -----------
                                          $19,984,100
                                          ===========

The bank also agreed to extend the Company $6,000,000 in pooled revolving loans (no amounts were outstanding at December 22, 1997 or December 31, 1996). In addition, the Company may obtain letters of credit up to $500,000 in aggregate which would be treated as an advance on the pooled revolving loan.

                            BALLANTRAE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Borrowings under the Agreement bear interest at the prime base lending rate or LIBOR base rate plus an applicable spread that ranges from zero to .75% for the prime based rate or 2.0% to 3.25% for the LIBOR based rate. The average interest rate at December 22, 1997 and December 31, 1996 was 9.0% and 8.75%, respectively. The Company pays a commitment fee that ranges from .25% to .625% annually on the unused revolving and pooled loans. The Company's inventory, accounts receivable, personal property, certain real estate and intangibles are pledged as collateral under the Agreement. The Company is also required to maintain a minimum net worth and meet certain financial ratios on a consolidated basis.

Tractech Inc., a subsidiary of the Company, issued to Dyneer Corporation a subordinated note for $10 million with a fixed annual interest of 11% due semi-annually in connection with the acquisition discussed above. The note matures October 31, 2006. The Company has guaranteed Tractech Inc.'s obligation to Dyneer Corporation. Titan Wheel International, Inc. (Titan Wheel), the parent company of Dyneer Corporation, was a defendant in an unresolved lawsuit at the time Tractech was sold to the Company. If Titan Wheel prevails in this lawsuit, the Company is to pay Titan Wheel $750,000. If Titan Wheel loses or no decision is reached by September 30, 2001, the subordinated note to Dyneer Corporation will be reduced by $750,000.

5. REDEEMABLE EXCHANGEABLE PREFERRED STOCK OF PARENT AND SUBSIDIARY

Ballantrae Corporation and Kraftube have 2,791,838 preferred shares outstanding, (3,250,000 shares authorized, par value $.01 per share and liquidation preference of $1.00 per share) and 80,514 preferred shares outstanding, (150,000 shares authorized, par value $.01 per share and liquidation preference of $100 per share), respectively, designated as 12% Exchangeable Preferred Stock (12% Preferred Stock). The provisions of the 12% Preferred Stock call for a cumulative cash dividend equal to 12% per share. The 12% Preferred Stock must be redeemed by September 30, 2006, at the liquidation preference amount plus accrued and unpaid dividends. At the option of the issuer, the 12% Preferred Stock may be redeemed at a price per share equal to the liquidation preference plus accrued and unpaid dividends. In addition, the 12% Preferred Stock may be exchanged, at the option of the issuer, in whole or in part, for 12% junior subordinated debentures to be issued by the respective company at the liquidation preference amount plus accrued and unpaid dividends. Dividends which accrue but remain unpaid for one year accrue additional dividends at the rate of 12%. If the Company or Kraftube is liquidated or merged and is not the surviving entity, the holders of the 12% Preferred Stock will receive in cash the liquidation preference amount per share plus an amount equal to full cumulative dividends. The holders of the 12% Preferred Stock have no voting rights except on matters relating to the preferred stock. The carrying value of the 12% Preferred Stock includes cumulative unpaid and accrued dividends of $399,601 and $64,192 for Ballantrae Corporation and $1,152,421 and $190,587 for Kraftube at December 22, 1997 and December 31, 1996, respectively.

                            BALLANTRAE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  INCOME TAXES

The following is a summary of the components of the provision for income taxes:

                                                           Three months
                                         January 1, 1997-      ended
                                           December 22,    December 31,
                                               1997            1996
                                       ----------------------------------
          Current:
               Federal                       $439,254       $ 57,183
               Foreign                        228,313        116,275
                                       ----------------------------------
                                              667,567        173,458

          Deferred federal (credit):          (52,000)        12,000
                                       ----------------------------------
                                             $615,567       $185,458
                                       ==================================

Income before income taxes and preferred dividend requirement of subsidiary was taxed in the following jurisdictions:

                                                           Three months
                                         January 1, 1997-      ended
                                           December 22,    December 31,
                                               1997            1996
                                       ----------------------------------
          Domestic                        $1,557,439        $181,562
          Foreign                          2,609,429         564,636
                                       ----------------------------------
                                          $4,166,868        $746,198
                                       ==================================

A reconciliation of income taxes at the United States federal statutory rate to the effective income tax rate follows:

                                                                          Three months
                                                        January 1, 1997-      ended
                                                          December 22,    December 31,
                                                              1997            1996
                                                      ----------------------------------
          Federal statutory income tax rate                34.0%              34.0%
          Favorable foreign tax rate                      (15.8)             (11.4)
          Other items                                      (3.4)               2.3
                                                      ----------------------------------
          Effective income tax rate                        14.8%              24.9%
                                                      ==================================

                            BALLANTRAE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The favorable foreign tax rate is the result of an inducement offered by the Irish government to encourage the Company to establish their foreign manufacturing facility in Ireland. The favorable rate expires in 2010.


The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                                          December 22, 1997          December 31,
                                                                                         1996
                                                     -------------------------------------------------
          Deferred tax assets:
               Employee benefits                                $ 141,000                 $  46,000
               Inventories                                        222,000                        -
               Other                                               61,000                        -
                                                     -------------------------------------------------
                                                                  424,000                    46,000

          Deferred tax liabilities:
               Depreciation                                       638,000                   252,000
               Goodwill                                           137,000                    17,000
               Other                                               40,000                     8,000
                                                     -------------------------------------------------
                                                                  815,000                   277,000
                                                     -------------------------------------------------
          Net deferred tax liability                            $(391,000)                $(231,000)
                                                     =================================================

No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries ($2,915,639 at December 22, 1997) because it is expected that such earnings will be reinvested in these foreign operations indefinitely. It is not practical to estimate the amount of taxes that might be payable on the eventual remittances of such earnings.

7. COMMITMENTS AND CONTINGENCIES

The Company leases a building under a noncancelable operating lease which provides for a renewal option every five years. The operating lease has rental payments due of approximately $235,000 in 1998 and $78,333 in 1999.

Total rental expense under all operating leases aggregated $316,045 and $98,263 for the period January 1, 1997 to December 22, 1997 and for the three months ended December 31, 1996, respectively. Included in rental expense is $1 per year for the lease of equipment having an original cost of approximately $2,350,000 pursuant to an incentive lease arrangement sponsored by the Irish Development Authority. The Company has the right to continue this lease indefinitely.

An officer of Kraftube has been granted an option to purchase up to 3.5% of the outstanding common shares of Kraftube. The option vests in 2002. At that time, the officer has the option to sell (the put option) and Kraftube has the option to buy (the call option) the shares of stock issued upon the exercise of the option, for a formula based price. The formula is

                            BALLANTRAE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

based on the average earnings before interest and taxes for the three years ended December 31, 2001 and the amount of debt outstanding. The call and put options expire on December 31, 2002.

The Company is party to legal actions and claims arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

8. RETIREMENT PLANS AND BENEFITS

The Company sponsors two defined contribution 401(k) savings plans that cover substantially all domestic salary and hourly employees. Company contributions to the plans are based on employee contributions and compensation. The Company may also make discretionary contributions annually. Company contributions for these two plans totaled $159,121 and $33,137 for the period January 1, 1997 to December 22, 1997 and the three months ended December 31, 1996, respectively.

The Company also sponsors a defined contribution retirement savings plan that covers substantially all of its employees at its foreign subsidiary. Company contributions to the plan are based on employee contributions and compensation. Company contributions totaled $44,780 and $13,108 for the period January 1, 1997 to December 22, 1997 and the three months ended December 31 1996, respectively.

The Company contributes to the Central States Pension Fund, which covers all eligible bargaining employees of one of its subsidiaries. The benefits are principally based on years of service and a benefit formula as defined in the plan. The Company currently contributes $37 per week per eligible employee, which is specified in the Bargaining Agreement. Company contributions totaled $94,178 and $14,911 for the period January 1, 1997 to December 22, 1997 and the three months ended December 31, 1996, respectively.

9. SEGMENT AND GEOGRAPHIC DATA

The Company operates in one business segment - manufacturing engineered metal products and systems for original equipment manufacturers and end users of transportation mobile equipment. Geographical region information is as follows:

                                                   JANUARY 1, 1997-                THREE MONTHS ENDED
                                                   DECEMBER 22, 1997               DECEMBER 31, 1996
                                               --------------------------------------------------------
NET SALES:
  United States                                        $31,355,631                 $ 6,540,936
  International                                         13,011,758                   2,710,626
  Eliminate intercompany sales                          (6,421,458)                 (1,327,303)
                                               --------------------------------------------------------
Total net sales                                        $37,945,931                 $ 7,924,259
                                               ========================================================

                            BALLANTRAE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                   JANUARY 1, 1997-                THREE MONTHS ENDED
                                                   DECEMBER 22, 1997               DECEMBER 31, 1996
                                               --------------------------------------------------------
OPERATING INCOME:
  United States                                         $ 4,472,101                 $   671,274
  International                                           2,956,817                     728,452
                                               --------------------------------------------------------
Total operating income                                  $ 7,428,918                 $ 1,399,726
                                               ========================================================

IDENTIFIABLE ASSETS:
  United States                                         $30,339,459                 $27,334,081
  International                                          15,620,243                  16,380,904
                                               --------------------------------------------------------
  Total identifiable assets                              45,959,702                  43,714,985
  Corporate assets                                          262,712                     248,193
  Elimination                                              (685,226)                    (81,173)
                                               --------------------------------------------------------
Total assets                                            $45,537,188                 $43,882,005
                                               ========================================================

International sales are principally from operations located in Ireland and do not include export sales of domestic operations. Export sales from domestic operations were not significant for either period presented.

Sales to two customers exceeded 10% of total sales which were $5,092,000 and $3,426,000 during the period January 1, 1997 to December 22, 1997 and $951,000 and $838,000 during the three months ended December 31, 1996.

10. RELATED PARTY TRANSACTION

The Company has entered into a consulting agreement with the Chairman and President of Ballantrae Corporation. The agreement amounts to $100,000 annually, with $25,000 accrued as of December 22, 1997 and December 31, 1996.

In February and December, 1997, the principal shareholder exercised stock warrants to purchase 122,500 and 25,000 shares, respectively, of common stock for $1.00 per share.

11. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND NON-GUARANTOR
    SUBSIDIARIES

The Company conducts a significant portion of its business through subsidiaries. As discussed in Note 12 below, the Company entered a definitive agreement to be acquired. The domestic legal entities of the Company, with the exception of Kraftube Management, Inc. and Kraftube, Inc., are unconditional, joint and several guarantors of the senior notes of the acquiring company discussed in
Note 12 along with all other domestic subsidiaries of the acquiring company.

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, both as listed below, at December 22, 1997 and December 31, 1996 and for the period January 1, 1997 to December 22, 1997 and the three months ended December 31, 1996.

                            BALLANTRAE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table sets forth the Guarantor and direct Non-Guarantor
Subsidiaries:

                 GUARANTOR SUBSIDIARY                                       NON-GUARANTOR SUBSIDIARIES
-------------------------------------------------------    -----------------------------------------------------------
Tractech Inc.                                              Kraftube Management, Inc.
                                                           Kraftube, Inc.
                                                           Tractech Limited
                                                           Lissaphuca Limited

                            BALLANTRAE CORPORATION

11. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                     CONDENSED CONSOLIDATING BALANCE SHEET
                               ----------------------------------------------------------------------------------
                                                               DECEMBER 22, 1997
                               ----------------------------------------------------------------------------------
                                   BALLANTRAE
                                  CORPORATION                       NON-
                                    (PARENT        SUBSIDIARY     GUARANTOR
                                 COMPANY ONLY)     GUARANTOR    SUBSIDIARIES   ELIMINATIONS        CONSOLIDATED
                               ----------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents           $    14,591   $    95,901    $    78,303   $          -         $   188,795
  Accounts receivable, net                      -     3,669,620      2,527,542              -           6,197,162
  Inventories                                   -     7,420,997      3,509,738       (685,226)  (a)    10,245,509
  Deferred income tax                           -       302,000        122,000              -             424,000
  Other                                         -        70,992         52,363              -             123,355
                               ----------------------------------------------------------------------------------
Total current assets                       14,591    11,559,510      6,289,946       (685,226)         17,178,821

Investment in affiliates               10,221,084        10,000      1,948,176    (12,179,260)  (b)             -

 Property, plant and
  equipment:
   Land                                         -       190,660         81,830              -             272,490
   Buildings and improvements                   -     2,363,758      1,894,973              -           4,258,731
   Machinery and equipment                      -     5,162,229      8,417,073              -          13,579,302
   Less accumulated
      depreciation                              -      (779,739)    (3,239,424)             -           4,019,163
                              -----------------------------------------------------------------------------------
Net property, plant and
   equipment                                    -     6,936,908      7,154,452              -          14,091,360


Other assets:
   Goodwill, net                                -     6,212,816      7,398,511              -          13,611,327
   Deferred financing costs, net                -       345,000         58,869              -             403,869
   Patents, net                           248,121             -              -              -             248,121
   Other                                        -         3,690              -              -               3,690
                              -----------------------------------------------------------------------------------
                                          248,121     6,561,506      7,457,380              -          14,267,007
                              ===================================================================================
Total other assets                    $10,483,796   $20,067,924    $22,849,954   $(12,864,486)        $45,537,188
                              ===================================================================================

                            BALLANTRAE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                            CONDENSED CONSOLIDATING BALANCE SHEET
                                    ----------------------------------------------------------------------------------
                                                                      DECEMBER 22, 1997
                                    ----------------------------------------------------------------------------------
                                         BALLANTRAE
                                        CORPORATION                      NON-
                                          (PARENT       SUBSIDIARY     GUARANTOR
                                       COMPANY ONLY)     GUARANTOR   SUBSIDIARIES   ELIMINATIONS          CONSOLIDATED
                                    ----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                        $    36,964   $ 1,497,291   $ 1,257,124              -           $ 2,791,379
  Accrued liabilities                          37,000     1,027,138       500,732              -             1,564,870
  Accrued interest                                  -       197,138        69,377              -               266,515
  Income taxes payable                       (237,000)            -       483,042              -               246,042
                                    ----------------------------------------------------------------------------------
Total current liabilities                    (163,036)    2,721,567     2,310,275              -             4,868,806

Intercompany liabilities                    4,641,411     1,657,801    (6,299,212)             -                     -

Long-term debt                                      -    12,845,000    17,139,100              -            29,984,100

Deferred income taxes                               -       592,000       223,000              -               815,000

  Redeemable exchangeable preferred
   stock of subsidiary                              -             -     9,203,881              -             9,203,881

Redeemable exchangeable preferred
   stock                                    3,191,439             -             -              -             3,191,439


Stockholders' equity (deficit):
   Class A common stock                         1,065             1        36,000   $    (36,001)  (b)           1,065
   Class B common stock                         1,475             -             -              -                 1,475
   Paid-in capital                            251,413     6,199,999     2,382,906     (8,582,905)  (b)         251,413
   Retained earnings                        2,560,029     1,051,556     3,194,024     (4,245,580)  (a,b)     2,560,029
   Predecessor carryover basis                      -             -    (5,340,020)             -            (5,340,020)
                                   -----------------------------------------------------------------------------------
Total stockholders' equity
  (deficit)                                 2,813,982     7,251,556       272,910    (12,864,486)           (2,526,038)
                                    ----------------------------------------------------------------------------------
                                          $10,483,796   $25,067,924   $22,849,954   $(12,864,486)          $45,537,188
                                    ==================================================================================

(a)  Elimination of intercompany profit in inventory.

                            BALLANTRAE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(b)  Elimination of investments in subsidiaries.

                            BALLANTRAE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



11. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                              -----------------------------------------------------------------------------------
                                                   PERIOD JANUARY 1, 1997 TO DECEMBER 22, 1997
                              -----------------------------------------------------------------------------------
                                    BALLANTRAE
                                   CORPORATION                        NON-
                                     (PARENT         SUBSIDIARY     GUARANTOR
                                  COMPANY ONLY)      GUARANTOR    SUBSIDIARIES   ELIMINATIONS        CONSOLIDATED
                              -----------------------------------------------------------------------------------
Net sales                       $               -   $21,225,241    $23,142,148    $(6,421,458) (a)    $37,945,931
Cost of sales                                   -    15,668,181     15,195,063     (5,817,405) (a)     25,045,839
                              -----------------------------------------------------------------------------------
Gross profit                                    -     5,557,060      7,947,085       (604,053)         12,900,092
Selling expenses                                -       745,803        281,660              -           1,027,463
General and administrative
   expenses                                195,465    2,401,065      1,847,181              -           4,443,711
                              -----------------------------------------------------------------------------------
                                           195,465    3,146,868      2,128,841              -           5,471,174
                              -----------------------------------------------------------------------------------
Income from operations                    (195,465)   2,410,192      5,818,244       (604,053)          7,428,918

Equity in earnings of
   subsidiaries                          2,951,910            -              -     (2,951,910) (b)              -


Other income (expense):
 Interest  expense                               -   (1,687,417)    (1,275,586)             -          (2,963,003)
 Interest income                          (353,967)           -        354,173              -                 206
 Deferred financing charges                      -      (60,000)       (10,200)             -             (70,200)
 Foreign exchange gain or
   loss and other                                -      377,075       (606,128)             -            (229,053)

                              ---------------------------------------------------------------   -----------------
                                          (353,967)  (1,370,342)    (1,537,741)             -          (3,262,050)
                              ---------------------------------------------------------------   -----------------

Income before income taxes
 and preferred dividend
 requirement of subsidiary               2,402,478    1,039,850      4,280,503     (3,555,963)          4,166,868
Income taxes                              (187,000)     131,675        670,892              -             615,567
Preferred dividend
 requirement of subsidiary                       -                           -        961,823  (c)         961,823
                              -----------------------------------------------------------------------------------
Net income                      $        2,589,478   $  908,175    $ 3,609,611    $(4,517,786)        $ 2,589,478
                              ===================================================================================

(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income from consolidated subsidiaries.
(c)  Recording of preferred dividend requirement of subsidiary.

                            BALLANTRAE CORPORATION

11. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                              ------------------------------------------------------------------------------
                                                               PERIOD JANUARY 1 1997 TO DECEMBER 22, 1997
                                              ------------------------------------------------------------------------------
                                                  BALLANTRAE
                                                 CORPORATION                        NON-
                                                   (PARENT         SUBSIDIARY     GUARANTOR
                                                COMPANY ONLY)      GUARANTOR    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED

                                              ------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $ 2,589,478   $   908,175    $ 3,609,611    $(4,517,786)   $ 2,589,478
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                          15,144       858,877      1,207,545              -      1,901,566
  Loss on sale of fixed assets                                -         1,350              -              -          1,350
  Equity in earnings of subsidiaries                 (2,951,910)            -              -      2,951,910              -
  Deferred income taxes                                       -        30,000        130,000              -        160,000
  Preferred dividend requirement of subsidiary                -             -              -        961,823        961,823
  Changes in operating assets and liabilities:
   Accounts receivable                                        -      (779,558)       (83,707)             -       (863,265)
   Recoverable income taxes                                   -       163,000              -              -        163,000
   Inventories                                                -    (1,147,769)         6,720        604,053       (536,996)
   Other current assets                                       -      (240,220)      (247,641)             -       (487,861)
   Accounts payable                                      36,964       438,471       (298,981)             -        176,454
   Accrued interest and liabilities                      11,302      (267,575)      (341,656)             -       (597,929)
   Income taxes payable                                (237,000)       (9,000)       299,010              -         53,010
   Intercompany liabilities                             376,350     1,676,953     (2,053,303)             -              -
                                              ------------------------------------------------------------------------------
Net cash (used in )provided by operating
 activities                                            (159,672)    1,632,704      2,047,598              -      3,520,630

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                    -    (1,341,626)      (467,454)             -     (1,809,080)
 Proceeds from sale of fixed assets                           -         2,038         (5,452)             -         (3,414)
 Increase in acquisition costs                          (75,380)     (144,623)       (33,576)             -       (253,579)
 Increase in patents                                     15,394             -              -              -         15,394
                                              ------------------------------------------------------------------------------
Net cash used in investing activities                   (59,446)   (1,484,211)      (506,482)             -     (2,050,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principle payments on long-term debt                         -      (305,000)    (1,950,000)             -     (2,255,000)
 Issuance of common stock                               147,500             -              -              -        147,500
 Issuance of preferred stock                             41,838             -              -              -         41,838
                                              ------------------------------------------------------------------------------
Net cash provided by (used in) financing
 activities                                             189,338      (305,000)    (1,950,000)             -     (2,065,662)
Net increase (decrease ) in cash and cash
 equivalents                                            (29,780)     (156,507)      (408,884)             -       (595,171)
Cash and cash equivalents at beginning of
 period                                                  44,371       252,408        487,187              -        783,966
                                              ------------------------------------------------------------------------------
Cash and cash equivalents at end of period          $    14,591   $    95,901    $    78,303   $          -    $   188,795
                                              ==============================================================================

(a)  Elimination of equity in earnings of subsidiary.
(b)  Recording of preferred dividend requirement of subsidiary.
(c)   Elimination of intercompany profit in inventory.

                            Ballantrae Corporation

11. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                              CONDENSED CONSOLIDATING BALANCE SHEET
                                    --------------------------------------------------------------------------------------
                                                                        DECEMBER 31, 1996
                                    --------------------------------------------------------------------------------------
                                        BALLANTRAE
                                        CORPORATION                          NON-
                                          (PARENT         SUBSIDIARY       GUARANTOR
                                       COMPANY ONLY)      GUARANTOR      SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                    ------------------   -------------   --------------   ---------------     ---------------
ASSETS
Current assets:
  Cash and cash equivalents             $     44,371     $   252,408      $   487,187      $         -         $   783,966
  Accounts receivable, net                         -       2,536,234        2,387,637                -           4,923,871
  Inventories                                      -       6,192,055        3,597,631          (81,173)  (a)     9,708,513
  Recoverable income taxes                         -          90,000           73,000                -             163,000
  Deferred income tax                              -               -           46,000                -              46,000
  Other                                            -             600           44,920                -              45,520
                                        ------------     -----------      -----------      -----------         -----------
Total current assets                          44,371       9,071,297        6,636,375          (81,173)         15,670,870

Investment in affiliates                   7,269,174          10,000                -       (7,279,174)  (b)

Property, plant and equipment:
  Land                                             -         190,660           81,830                -             272,490
  Buildings and improvements                       -       2,139,340        1,882,804                -           4,022,144
  Machinery and equipment                          -       4,048,995        7,961,788                -          12,010,783
  Less accumulated depreciation                    -        (142,659)      (2,426,369)               -          (2,569,028)
                                        ------------     -----------      -----------      -----------         -----------
Net property, plant and equipment                  -       6,236,336        7,500,053                -          13,736,389

Other assets:
  Goodwill, net                               (6,616)      6,233,094        7,564,261                -          13,790,739
  Deferred financing costs, net                    -         405,000           68,569                -             473,569
  Patents, net                               210,438               -                -                -             210,438
                                        ------------     -----------      -----------      -----------         -----------
Total other assets                           203,822       6,638,094        7,632,830                -          14,474,746
                                        ------------     -----------      -----------      -----------         -----------
                                        $  7,517,367     $21,955,727      $21,769,258      $(7,360,347)        $43,882,005
                                        ============     ===========      ===========      ===========         ===========

                            Ballantrae Corporation

11. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                    --------------------------------------------------------------------------------------------
                                                                           DECEMBER 31, 1996
                                    --------------------------------------------------------------------------------------------
                                        BALLANTRAE
                                        CORPORATION                              NON-
                                          (PARENT             SUBSIDIARY       GUARANTOR
                                       COMPANY ONLY)          GUARANTOR      SUBSIDIARIES      ELIMINATIONS         CONSOLIDATED
                                    ------------------      -------------- ----------------  -----------------     ---------------
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                           $         -     $ 1,049,967      $ 1,564,958     $          -           $ 2,614,925

  Accrued liabilities                             25,700       1,175,927          688,113                -             1,889,740
  Accrued interest                                     -         324,777          214,798                -               539,575
  Income taxes payable                                 -               -          193,032                -               193,032
                                             -----------     -----------      -----------     ------------           -----------
Total current liabilities                         25,700       2,550,671        2,660,901                -             5,237,272

Intercompany liabilities                       4,265,062         (19,152)      (4,245,910)               -                     -

Long-term debt                                         -      13,150,000       19,089,100                -            32,239,100

Deferred income taxes                                  -          12,000          265,000                -               277,000

Redeemable exchangeable preferred
  stock of subsidiary                                  -               -        8,242,048                -             8,242,048

Redeemable exchangeable preferred
  stock                                        2,814,192               -                -                -             2,814,192

Stockholders' equity (deficit):
  Class A common stock                             1,065               1           11,000          (11,001)  (b)           1,065
  Paid-in capital                                105,388       6,199,999          661,723       (6,861,722)  (b)         105,388
  Retained earnings                              305,960          62,208          425,416         (487,624)  (a,b)       305,960
  Predecessor carryover basis                          -               -       (5,340,020)               -            (5,340,020)
                                             -----------     -----------      -----------     ------------           -----------
Total stockholders' equity
  (deficit)                                      412,413       6,262,208       (4,241,881)      (7,360,347)           (4,927,607)
                                             -----------     -----------      -----------     ------------           -----------

                                             $ 7,517,367     $21,955,727      $21,769,258      $(7,360,347)          $43,882,005
                                             ===========     ===========      ===========     ============           ===========

(a)  Elimination of intercompany profit in inventory.
(b)  Elimination of investment in subsidiaries.

                            Ballantrae Corporation

11. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                       --------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED DECEMBER 31, 1996
                                       --------------------------------------------------------------------------------------
                                          BALLANTRAE
                                          CORPORATION                          NON-
                                            (PARENT        SUBSIDIARY        GUARANTOR
                                         COMPANY ONLY)      GUARANTOR      SUBSIDIARIES      ELIMINATIONS       CONSOLIDATED
                                       -----------------  -------------- ----------------  -----------------   --------------
Net sales                                    $        -     $4,849,072       $4,402,488      $(1,327,301)  (a)    $7,924,259
Cost of sales                                         -      3,469,667        3,023,252       (1,246,128)  (a)     5,246,791
                                             ----------     ----------       ----------      -----------          ----------
Gross profit                                                 1,379,405        1,379,236          (81,173)          2,677,468

Selling expenses                                      -        150,723           52,838                -             203,561
General and administrative expenses              36,939        675,831          361,411                -           1,074,181
                                             ----------     ----------       ----------      -----------          ----------
                                                 36,939        826,554          414,249                -           1,277,742
                                             ----------     ----------       ----------      -----------          ----------
Income from operations                          (36,939)       552,851          964,987          (81,173)          1,399,726

Equity in earnings of subsidiaries              406,451              -                -         (406,451)  (b)             -

Other income (expense):
 Interest  expense                                    -       (394,321)        (257,391)               -            (651,712)
 Interest income                                    640              -           19,345                -              19,985
 Deferred financing charges                           -        (15,000)          (2,550)               -             (17,550)
 Foreign exchange gain or loss and other              -         13,165          (17,416)               -               (4251)
                                             ----------     ----------       ----------      -----------          ----------
                                                    640       (396,156)        (258,012)               -            (653,528)
                                             ----------     ----------       ----------      -----------          ----------
Income before income taxes and
 preferred dividend requirement of
 subsidiary                                     370,152        156,695          706,975         (487,624)            746,198
Income taxes                                          -         13,314          172,144                -             185,458
Preferred dividend requirement of
 subsidiary                                           -              -                -         (190,588)  (c)       190,588
                                             ----------     ----------       ----------      -----------          ----------
Net income                                   $  370,152     $  143,381       $  534,831      $  (678,212)         $  370,152
                                             ==========     ==========       ==========      ===========          ==========

(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income from consolidated subsidiaries.
(c)  Recording of preferred dividend requirement of subsidiary.

                            Ballantrae Corporation

11. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                 ------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED DECEMBER 31, 1996
                                                 ------------------------------------------------------------------------------
                                                     BALLANTRAE
                                                    CORPORATION                       NON-
                                                      (PARENT      SUBSIDIARY     GUARANTOR
                                                   COMPANY ONLY)    GUARANTOR   SUBSIDIARIES   ELIMINATIONS        CONSOLIDATED
                                                 ---------------   ----------   ------------   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $ 370,152       $  143,381      $ 534,831      $(678,212)         $  370,152
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                      11,239          196,860        239,683              -             447,782
   Equity in earnings of subsidiaries               (406,451)               -              -        406,451   (a)             -

   Deferred income taxes                                   -           12,000              -              -              12,000
   Preferred dividend requirement of
     subsidiary                                            -                -              -        190,588   (b)       190,588

   Changes in operating assets and
     liabilities:
   Accounts receivable                                     -           60,116       (926,650)             -            (866,534)
   Recoverable income taxes                                -         (163,000)             -              -            (163,000)
   Inventories                                             -         (117,953)      (326,561)        81,173   (c)      (363,341)
   Other current assets                                    -           72,400          7,903              -              80,303
   Accounts payable                                        -          188,677        487,647              -             676,324
   Accrued interest and liabilities                   25,700          902,554        (90,151)             -             838,103
   Intercompany liabilities                          215,062          (19,152)      (195,910)             -                   -
   Income tax payable                                      -                -         67,972              -              67,972
                                               -------------       ----------   ------------   ------------        ------------
Net cash provided by (used in) operating
 activities                                          215,702        1,275,883       (201,236)             -           1,290,349


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                      -          (47,992)       (74,002)             -            (121,994)
   Increase in acquisition costs                           -         (518,611)       (82,386)             -            (600,997)
   Increase in patents                              (215,063)         194,951              -              -             (20,112)
                                               -------------       ----------   ------------   ------------        ------------
Net cash used in investing activities               (215,063)        (371,652)      (156,388)             -            (743,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt                      -         (850,000)       400,000              -            (450,000)
                                               -------------       ----------   ------------   ------------        ------------
 Net cash used in financing activities                     -         (850,000)       400,000              -            (450,000)
 Net increase in cash and cash equivalents               639           54,231         42,376              -              97,246
 Cash and cash equivalents at beginning of
   period                                             43,730          198,177        444,813              -             686,720
                                               -------------       ----------   ------------   ------------        ------------
 Cash and cash equivalents at end of period        $  44,369       $  252,408      $ 487,189   $                     $  783,966
                                               =============       ==========   ============   ============        ============

                            Ballantrae Corporation

(a)  Elimination of equity in earnings of subsidiary.
(b)  Recording of preferred dividend requirement of subsidiary.
(c)  Elimination of intercompany profit in inventory.

                            Ballantrae Corporation

12.  SUBSEQUENT EVENT

On December 22, 1997, the Company was acquired by Delco Remy International, Inc.
(DRI). DRI acquired all of the capital stock of the Company for $49,740,000 (including assumed debt). DRI exchanged shares of its common stock with a value of approximately $19,740,000 for the equity of the Company and subsequently repaid approximately $30,000,000 of the Company's debt. The options of the officer of Kraftube were also purchased by DRI on December 22, 1997.

ITEM 9:  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with the independent accountants.


                                   PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information relating to executive officers and directors will appear in the definitive Proxy Statement to be filed with the Commission relating to the Company's 1998 Annual Meeting of Shareholders, which section is incorporated herein by reference.

ITEM 11  EXECUTIVE COMPENSATION

     The definitive Proxy Statement to be filed with the Commission relating to the Company's 1998 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The definitive Proxy Statement to be filed with the Commission relating to the Company's 1998 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The definitive Proxy Statement to be filed with the Commission relating to the Company's 1998 Annual Meeting of Shareholders, are incorporated herein by reference.

                                    PART IV


ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents have been filed as a part of this report or, where noted, incorporated by reference:

     (1)       Financial Statements

               The financial statements of the Company and its consolidated subsidiaries listed on the index to Consolidated Financial Statements.

     (2)       Financial Statement Schedules

               Financial statement schedules have not been filed because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     (3)       Exhibits

               The following exhibits have been filed as part of this report in response to Item 14(c) of Form 10-K:

     +++++++   3.1   Restated Certificate of Incorporation

     ++++++++  3.2   By-laws of the Registrant

     +         4.1   Indenture, dated as of August 1, 1996, among the Company,
                     certain of the Company's subsidiaries signatories thereto and National City Bank of Indiana, as trustee

     ++++++    4.2   Indenture governing 8 5/8% Senior Notes Due 2007
                     among the Company, the Subsidiary Guarantors and United
                     States Trust Company of New York, as trustee, dated
                     December 22, 1997

     ++++      10.1  Light Duty Starter Motor Supply Agreement, dated July 31,
                     1994, by and between Delco Remy America, Inc. ("DRA") and
                     General Motors Corporation ("GM")

     ++++      10.2  Heavy Duty Component Supply Agreement, dated July 31, 1994, by and between DRA and GM

     ++++      10.3  Distribution and Supply Agreement, dated July 31, 1994, by and between DRA and GM

     +         10.4   Trademark License, dated July 31, 1994, by and among DRA,
                      DRI International, Inc. and GM

     +         10.5   Tradename License Agreement, dated July 31, 1994, by and
                      among DRA, DR International, Inc. and GM

     +         10.6   Partnership Agreement of Delco Remy Mexico S. de R.L. de
                      C.V., dated April 17, 1997

     ++        10.7   Joint Venture Agreement, dated           , by and between
                      Remy Korea Holdings, Inc. and S.C. Kim

               10.8 Second Amended and Restated Securities Purchase and Holders Agreement by and among the Company, CVC, WEP, MascoTech, Harold K. Sperlich, James R. Gerrity and the individuals named therein as Management Investors

     +         10.9   Registration Rights Agreement, dated July 29, 1994, by and among the Company, CVC, WEP, MascoTech, Harold K.
                      Sperlich, James R. Gerrity and the individuals named therein as Managment Investors

     +++       10.10  Employment Agreement, dated July 31, 1994, by and between
                      Delco Remy International, Inc. and Thomas J. Snyder

     ++++      10.11  Form of Fourth Amended and Restated Financing Agreement,
                      dated as of December 16, 1997, among the Company, certain of the Company's subsidiaries signatories thereto and Bank
                      One, Indianapolis, National Association, The CIT
                      Group/Business Credit, Inc.

     ++++      10.13  8% Subordinated Debenture of DRA, due July 31, 2004 in
                      favor of GM

     +         10.14  Contingent Purchase Price Note of DRA, in favor of GM, dated July, 31, 1994

     ++        10.15  Lease by and between ANDRA L.L.L. and DRA, dated February
                      9, 1995

     ++        10.16  Lease by and between Eagle I L.L.C. and DRA, dated August
                      11, 1995

               21     Subsidiaries of the Registrant

               27     Financial Data Schedule (Filed via EDGAR only)

               + Incorporated by reference to the Exhibit of the same number to the Registration Statement on Form S-1 previously filed by the Company on October 10, 1997, registering the issuance of the Company's Class A Common Stock, par value $.01 per share (the "Equity Registration Statement")

               ++ Incorporated by reference to the Exhibit of the same number to Amendment No. 1 to the Equity Registration Statement which was filed by the Company on October 22, 1997

               +++ Incorporated by reference to the Exhibit of the same number to Amendment No. 2 to the Equity Registration Statement which was filed by the Company on November 21, 1997

               ++++ Incorporated by reference to the Exhibit of the same number to Amendment No. 3 to the Equity Registration Statement which was filed by the Company on November 26, 1997

               +++++ Incorporated by reference to the Exhibit of the same number to Amendment No. 4 to the Equity Registration Statement which was filed by the Company on December 8, 1997

               ++++++ Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended January 31, 1998

               +++++++ Incorporated by reference to Exhibit 2.1 to the Company's Form 10-Q for the quarter ended January 31, 1998

               ++++++++ Incorporated by reference to Exhibit 2.2 to the
                        Company's Form 10-Q for the quarter ended January 31,
                        1998


(b) There were no reports on Form 8-K filed during the quarter ended July 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              DELCO REMY INTERNATIONAL, INC.

                         By:  /S/   Thomas J. Snyder
                              ------------------------------
                                    Thomas J. Snyder
                                    President, Chief Operating Officer and
                                    Director

Dated: October 28, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/S/ Harold K Sperlich
---------------------------------
     Harold K. Sperlich
     Chairman of the Board
     (Principal Executive Officer)


/S/ David L. Harbert
---------------------------------
     David L. Harbert
     Executive Vice President
     And Chief Financial Officer
     (Principal Financial Officer)

/S/ E.H. Billig
---------------------------------
     E.H. Billig
     Vice Chairman of the Board of Directors


/S/ Richard M. Cashin, Jr.
---------------------------------
     Richard M. Cashin, Jr.
     Director


/S/ Michael A. Delaney
---------------------------------
     Michael A. Delaney
     Director


/S/ James R. Gerrity
---------------------------------
     James R. Gerrity
     Director


/S/ Robert J. Schultz
---------------------------------
     Robert J. Schultz
     Director


/S/ Thomas J. Snyder
---------------------------------
     Thomas J. Snyder
     President, Chief Operating
     Officer and Director

/S/ David E. Stoll
---------------------------------
     David E. Stoll
     Vice President and Controller
     (Principal Accounting Officer)