Form 10-K405/A
period 1998-07-31
DELCO REMY INTERNATIONAL INC
filed 1998-11-10
CIK 1046859

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

       (Amendment No. 1 to Form 10-K originally filed October 29, 1998)

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

DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the 1998 Proxy Statement furnished to Shareholders - Part III.

================================================================================

This amendment reflects changes to the Company's Form 10-K originally filed October 29, 1998 as set forth below:

Item 1. ISO/QS9000 certification has been received by the majority of the Company's manufacturing and remanufacturing facilities.

Item 1. The agreement between the UAW and the Company expires on March 22, 2001.

Item 8. Brackets have been deleted from certain amounts, one amount was restated and one line item description has been changed on schedules contained in Note 15, Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries.

Item 8. The firm name and date have been added to the Report of Independent Accountants accompanying the Ballantrae Corporation financial statements.

Item 8. Brackets have been added to one amount and certain amounts were restated on schedules contained in Note 11, Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries, to the financial statements for Ballantrae Corporation.

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

     Product Quality and Continuous Improvement. In fiscal year 1998, the Company received the prestigious Supplier of the Year award from GM for the second straight year. The Company's commitment to product quality and continuous improvement is further evidenced by the ISO/QS9000 certification received by the majority of its manufacturing and remanufacturing facitlites. In addition, the Company's powertrain/drivetrain operations that remanufacture products for Ford have received the Q-1 rating, Ford's highest quality rating, and the Company is a Ford Authorized Remanufacturer ("Ford FAR") in six of the seven Ford Canadian territories. Global purchasing has further enhanced the Company's continuous improvement efforts. The Company is utilizing its international ventures to develop new, lower cost sources of materials and is consolidating its vendor base to fewer, more competitive suppliers.

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

EMPLOYEES

     As of July 31, 1998, the Company employed 4,833 people, 967 of whom were salaried and administration and 3,866 of whom were hourly employees. Of the Company's hourly employees, 41.6% are represented by unions. In the United States, 983 of the Company's hourly workers are represented by the UAW under an agreement between the Company and the UAW, the applicable provisions of which were assumed by the Company in connection with the GM Acquisition. The agreement between the UAW and the Company expires on March 22, 2001 which will require negotiation of new agreements. In addition, 70 of the Company's hourly employees are represented by the Teamsters. This agreement between the Teamsters and the Company expired on August 31, 1998. This agreement was renewed between the Company and the Teamsters expiring on August 31, 2003.

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

                            OEM or                                      Approx.        Owned/Lease
  Location                  Aftermarket          Use                    Sq. Ft.        Expiration
  --------                  ------------         ---                    --------       ------------
  Anderson, IN              Headquarters         Office                 70,000         2000
  Anderson, IN              OEM                  Manufacturing          597,000        2004

                             OEM or                                         Approx.           Owned/Lease
Location                     Aftermarket            Use                      Sq. Ft.           Expiration
--------                     -----------            ---                     -------           ------------
Anderson, IN                 Headquarters           Office                   70,000                2000
Anderson, IN                 OEM                    Manufacturing           430,000                2004
Anderson, IN                 OEM(F)                 Manufacturing           117,000                2001
Anderson, IN                 OEM(F)                 Manufacturing            51,000                2001
Anderson, IN                 OEM(F)                 Manufacturing            36,695                2006
Anderson, IN                 OEM(F)                 Manufacturing            33,500                2007
Anderson, IN                 OEM/Aftermarket        Testing                  15,000                2001
Anderson, IN                 OEM(F)                 Manufacturing            21,500                2003
Anderson, IN                 Aftermarket            Warehouse                50,220                2000
Bay Springs, MS              Aftermarket            Manufacturing            73,000                2003
Budapest, Hungary            Aftermarket            Office                    1,900                Owned
Budapest, Hungary            Aftermarket            Manufacturing             8,612                Owned
Chantilly, VA                Aftermarket            Manufacturing           120,000                2014
Edmonton, Canada             Aftermarket            Manufacturing           141,300                Owned
Etobicoke, Canada            Aftermarket            Manufacturing           114,120                2002
Findlay, OH                  Aftermarket            Manufacturing             6,400                Owned
Franklin, IN                 Aftermarket            Manufacturing            48,400                Owned
Franklin, IN                 Aftermarket            Manufacturing            16,625                Owned
Heidelberg, MS               Aftermarket            Manufacturing            45,000                2003
Indianapolis, IN             Aftermarket            Manufacturing             5,500                1999
Kaleva, MI                   Aftermarket            Manufacturing            82,000                2000
Mansfield, TX                Aftermarket            Manufacturing            43,000                2000
Marion, MI                   Aftermarket            Manufacturing            59,400                2000
Memphis, TN                  Aftermarket            Warehouse                 7,500                2002
Meridian, MS                 OEM                    Manufacturing           319,000                2004
Meridian, MS                 Aftermarket            Warehouse                68,000                2000
Meridian, MS                 Aftermarket            Manufacturing            12,000                2003
Mezokovesd, Hungary          Aftermarket            Manufacturing           175,598                Owned
Peru, IN                     Aftermarket            Manufacturing            30,000                2003
Peru, IN                     Aftermarket            Manufacturing            14,111                2003
Raleigh, MS                  Aftermarket            Manufacturing            43,000                2003
Raleigh, MS                  Aftermarket            Manufacturing            75,000                2003
Raleigh, MS                  Aftermarket            Manufacturing             8,000                Owned
Reed City, MI                Aftermarket            Manufacturing            92,000                2000
Reed City, MI                Aftermarket            Manufacturing            34,000                2000
Reed City, MI                Aftermarket            Manufacturing            26,000                2000
Reed City, MI                Aftermarket            Warehouse                 7,350                1999
San Luis Potosi, Mexico      OEM                    Manufacturing            37,000                2001
Shabuta, MS                  Aftermarket            Manufacturing           190,000                2000
Sligo, Ireland               OEM/Aftermarket        Manufacturing            53,400                2018
St. Laurent, Canada          Aftermarket            Warehouse                17,000                1997
Sylvarena, MS                Aftermarket            Manufacturing             1,300                *
Taylorsville, MS             Aftermarket            Manufacturing            27,000                2003
Toledo, OH                   Aftermarket            Manufacturing             4,500                2000
Toronto, Canada              Aftermarket            Manufacturing            36,778                2002
Warren, MI                   OEM/Aftermarket        Manufacturing/Office    100,049                Owned
Winchester, VA               Aftermarket            Warehouse                55,000                2000
Winchester, VA               Aftermarket            Office/Whse              55,000                2000
Winnepeg, Canada             Aftermarket            Manufacturing            38,000                Owned
Winnepeg, Canada             Aftermarket            Manufacturing            18,000                Owned
Winnepeg, Canada             Aftermarket            Manufacturing            55,000                2003

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

     Instruments governing the Company's indebtedness restrict the ability of the Company's subsidiaries to make distributions to the Company.

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

     Inventory of all hardware and software. This phase has been completed. Impact analysis/assessment. This phase has been completed.

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


                                             CONDENSED CONSOLIDATING BALANCE SHEET
                                                       JULY 31, 1998
                                         -------------------------------------------------------------------------
                                         DELCO REMY
                                        INTERNATIONAL
                                            INC.                            NON-
                                            (PARENT         SUBSIDIARY    GUARANTOR
                                        COMPANY ONLY)       GUARANTORS   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                       -------------        ----------   ------------   ------------  ------------
ASSETS:
Current assets:
  Cash and cash
   equivalents..........                     $    --         $    125      $   7,988     $       --       $  8,113
  Trade accounts
   receivable...........                          --          106,543         20,353             --        126,896
  Other receivables.....                          --            8,161          1,685             --          9,846
  Recoverable income
   taxes................                          --            1,802             --             --          1,802
  Inventories...........                          --          165,150         33,287             --        198,437
  Deferred income
   taxes................                       6,428           15,225             --             --         21,653
  Other current assets..                          --            2,405            478             --          2,883
                                            --------         --------       --------    -----------       --------
    Total current
     assets.............                       6,428          299,411         63,791             --        369,630
Property and equipment..                          20          178,146         30,371             --        208,537
Less accumulated
 depreciation...........                         (20)         (44,769)        (5,779)            --        (50,568)
                                            --------         --------       --------    -----------       --------
                                                  --          133,377         24,592             --        157,969
Deferred financing
 costs..................                       9,437            1,312             37             --         10,786
Goodwill, net...........                          --           93,673         21,773             --        115,446
Net assets held for
 disposal...............                          --           14,894             --             --         14,894
Investment in
 affiliates.............                     261,541               --             --       (249,067)(a)(b)  12,474
Other assets............                       2,523              876            399             --          3,798
                                            --------         --------       --------    -----------       --------
    Total assets........                    $279,929         $543,543       $110,592    $  (249,067)      $684,997
                                            ========         ========       ========    ===========       ========

(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.

                                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                                           JULY 31, 1998
                                               --------------------------------------------------------------------------------
                                                    DELCO REMY
                                                  INTERNATIONAL
                                                       INC.                              NON-
                                                     (PARENT          SUBSIDIARY      GUARANTOR
                                                  COMPANY ONLY)       GUARANTORS     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              -----------------       ----------     ------------   ------------   ------------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
 (DEFICIT):
Current liabilities:
 Accounts payable...........................         $    130         $ 71,180       $  14,494        $     --       $ 85,804
 Intercompany accounts......................          (79,839)          82,869          (3,030)             --             --
 Accrued interest
  payable...................................            9,001              580              --              --          9,581
 Accrued restructuring
  charges...................................               --           35,519              --              --         35,519
 Other liabilities and
  accrued expenses..........................            2,751           30,505           4,062              --         37,318
 Current portion of
  long-term debt............................               --              961             987              --          1,948
                                                    ---------         --------        --------      ----------     ----------
   Total current
    liabilities.............................          (67,957)         221,614          16,513              --        170,170
Deferred income taxes.......................          (25,431)          23,755           2,917              --          1,241
Long-term debt, less
 current portion............................          285,000          101,218           7,588              --        393,806
Post-retirement benefits
 other than pensions........................               --           16,495              --              --         16,495
Accrued pension
 benefits...................................               --            4,628              --              --          4,628
Other non-current
 liabilities................................                3            3,802             162              --          3,967
Minority interest in
 subsidiaries...............................               --            8,650           1,800              --         10,450
Stockholders' equity
 (deficit):
 Common stock:
  Class A Shares............................              182               --              --              --            182
  Class B Shares............................               63               --              --              --             63
 Paid-in capital............................          106,392               --              --              --        106,392
 Subsidiary
  investment................................               --          158,988          69,377        (228,365)(a)         --
 Retained earnings
  (deficit).................................          (16,194)           4,393          16,309         (20,702)(b)    (16,194)
 Cumulative translation
  adjustment................................               --               --          (4,074)             --         (4,074)
 Stock purchase plan........................           (2,129)              --              --              --         (2,129)
                                                    ---------         --------        --------      ----------     ----------
   Total stockholders'
    equity (deficit)........................           88,314          163,381          81,612        (249,067)        84,240
                                                    ---------         --------        --------      ----------     ----------
   Total liabilities
    and stockholders'
    equity (deficit)........................        $ 279,929         $543,543        $110,592       $(249,067)    $  684,997
                                                    =========         ========        ========      ==========     ==========

(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.

                                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                            FOR THE YEAR ENDED JULY 31, 1998
                                        -----------------------------------------------------------------------------
                                          DELCO REMY
                                        INTERNATIONAL
                                            INC.                           NON-
                                          (PARENT         SUBSIDIARY     GUARANTOR
                                        COMPANY ONLY)     GUARANTORS    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                        --------------    ----------    ------------    ------------    ------------
Net sales..................             $           --    $ 833,952     $ 138,016        $(156,655)(a)   $ 815,313
Cost of goods sold.........                         --      700,080       114,437         (156,655)(a)     657,862
                                        --------------    ---------     ---------        ---------       ---------
Gross profit...............                         --      133,872        23,579               --         157,451
Selling, engineering,
 and administrative
 expenses..................                        366       78,704        11,281               --          90,351
Restructuring charges......                         --       26,515            --               --          26,515
                                        --------------    ---------      ---------       ---------       ---------
Operating (loss)
 income....................                       (366)      28,653        12,298               --          40,585
Other income (expense):
 Non-operating expense.....                         --           --          (428)              --            (428)
 Interest expense..........                    (24,911)     (15,179)         (201)              --         (40,291)
                                        --------------    ---------      --------        ---------       ---------
(Loss) income from
 continuing operations
 before income tax
 (benefit), preferred
 dividend requirement of
 subsidiary, and
 minority interest.........                    (25,277)      13,474        11,669               --            (134)
Minority interest in
 income of
 subsidiaries..............                         --        2,027           362               --           2,389
Equity in earnings of
 subsidiaries..............                     11,842           --            --          (11,842)(b)          --
Income from unconsolidated
 joint ventures............                         --           --        (2,568)              --          (2,568)
Deemed divident on preferred
 stock conversion..........                         --           --            --            1,639           1,639
Income taxes (benefit).....                     (9,415)       6,440         2,923               --             (52)
Preferred dividend
 requirement of
 subsidiary................                         --           --            --              645 (c)         645
                                        --------------    ---------      --------        ---------      ----------
(Loss) income from
 continuing operations.....                     (4,020)       5,007        10,952          (14,126)         (2,187)
Extraordinary item:
  Write-off of debt
   issuance costs (less
   applicable income tax
   benefit)................                         --        1,833            --               --           1,833
                                        --------------    ---------      --------         --------        --------
Net (loss) income..........             $       (4,020)   $   3,174      $ 10,952         $(14,126)       $ (4,020)
                                        ==============    =========      ========         ========        ========

(a) Elimination of intercompany sales and cost of sales.
(b) (b) Elimination of equity in net income (loss) from consolidated subsidiaries.
(c) Recording of preferred dividend requirement of subsidiary.

                                          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                  FOR THE YEAR ENDED JULY 31, 1998
                              -----------------------------------------------------------------------------
                                DELCO REMY
                              INTERNATIONAL
                                  INC.                             NON-
                                (PARENT         SUBSIDIARY      GUARANTOR
                              COMPANY ONLY)     GUARANTORS     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                              -------------     ----------     ------------     ------------   ------------
OPERATING ACTIVITIES:
Net (loss) income.......        $  (4,020)       $  3,174         $ 10,952        $(14,126)(a)  $   (4,020)
Extraordinary item......              --            2,095               --              --           2,095
Adjustments to
 reconcile net income
 (loss) to net cash
 provided by (used in)
 operating activities:
Depreciation...........                7          12,634              950              --          13,591
Amortization...........            1,076           3,473              207              --           4,756
Minority Interest in
 income of Subsidiaries               --           2,027              362              --           2,389
Income from unconsolidated
 joint ventures........               --              --           (2,568)             --          (2,568)
Equity in earnings of
 subsidiary............          (11,842)             --               --          11,842(a)           --
Deferred income
 taxes.................          (10,325)         12,012               26              --           1,713
Post-retirement
 benefits other than
 pensions..............               --           3,818               --              --           3,818
Accrued pension
 benefits..............               --              86               --              --              86
Non-cash interest
 expense...............               --           2,387               --              --           2,387
Preferred dividend
 requirement of
 subsidiary............               --              --               --             645             645
Deemed dividend
 requirement of
 subsidiary............               --              --               --           1,639           1,639
Changes in operating
 assets and
 liabilities, net of
 acquisitions:
  Accounts receivable..               --          (4,136)         (4,296)              --          (8,432)
  Inventories..........               --         (15,428)         (1,972)              --         (17,400)
  Accounts payable.....              (65)        (12,621)          5,113               --          (7,573)
  Intercompany
   accounts...........           (98,447)        113,029         (14,582)              --              --
  Other current assets
   and liabilities....            (6,283)         13,119          (2,556)              --           4,280
  Accrued
   restructuring......                --          (1,857)             --               --          (1,857)



  Other non-current
  assets and
  liabilities, net....       (10,799)      (7,297)     11,241          --      (6,855)
                            --------    ---------     -------     -------     -------
Net cash (used in)
 provided by operating
 activities.............    (140,698)     126,515       2,877          --     (11,306)
INVESTING ACTIVITIES:
Acquisition, net of cash
 acquired...............     (34,358)          --      (1,364)         --     (35,722)
Purchase of property and
 equipment..............          --      (22,545)     (1,645)         --     (24,190)
Investment in joint
 ventures...............      (9,355)          --          --          --      (9,355)
                             -------     --------     -------    --------    --------
Net cash (used in)
 provided by investing
 activities..............    (43,713)     (22,545)     (3,009)         --     (69,267)
FINANCING ACTIVITIES:
Proceeds from
 initial public
 offering................     51,336           --          --          --      51,336
Proceeds from issuances
 of long-term debt.......    141,375           --          --          --     141,375
Payments on long-term
 debt....................     (8,300)    (137,486)         --          --    (145,786)
Other financing
 activities..............         --       32,137          61          --      32,198
                             -------     --------     -------    --------    --------
Net cash provided by
 (used in) financing
 activities..............    184,411     (105,349)        61           --      79,123
Effect of exchange rate
 changes on cash.........         --           --       (487)          --        (487)
                             -------     --------    -------     --------    --------
Net (decrease) increase
 in cash and cash
 equivalents.............         --       (1,379)      (558)          --      (1,937)
Cash and cash
 equivalents at
 beginning of year.......         --        1,504      8,546           --      10,050
                             -------     --------    -------     --------    --------
Cash and cash
 equivalents at end of
 year....................    $    --     $    125    $ 7,988     $     --    $  8,113
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



                                                               ERNST & YOUNG LLP

March 20, 1998

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
                               ----------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents           $    14,591   $    95,901    $    78,303   $          -         $   188,795
  Accounts receivable, net                      -     3,669,620      2,527,542              -           6,197,162
  Inventories                                   -     7,420,997      3,509,738       (685,226)  (a)    10,245,509
  Deferred income tax                           -       302,000        122,000              -             424,000
  Other                                         -        70,992         52,363              -             123,355
                               ----------------------------------------------------------------------------------
Total current assets                       14,591    11,559,510      6,289,946       (685,226)         17,178,821

Investment in affiliates               10,221,084        10,000      1,948,176    (12,179,260)  (b)             -

 Property, plant and
  equipment:
   Land                                         -       190,660         81,830              -             272,490
   Buildings and improvements                   -     2,363,758      1,894,973              -           4,258,731
   Machinery and equipment                      -     5,162,229      8,417,073              -          13,579,302
   Less accumulated
      depreciation                              -      (779,739)    (3,239,424)             -          (4,019,163)
                              -----------------------------------------------------------------------------------
Net property, plant and
   equipment                                    -     6,936,908      7,154,452              -          14,091,360


Other assets:
   Goodwill, net                                -     6,212,816      7,398,511              -          13,611,327
   Deferred financing costs, net                -       345,000         58,869              -             403,869
   Patents, net                           248,121             -              -              -             248,121
   Other                                        -         3,690              -              -               3,690
                              -----------------------------------------------------------------------------------
                                          248,121     6,561,506      7,457,380              -          14,267,007
                              ===================================================================================
Total other assets                    $10,483,796   $25,067,924    $22,849,954   $(12,864,486)        $45,537,188
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
                                                COMPANY ONLY)      GUARANTOR    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED

                                              ------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $ 2,589,478   $   908,175    $ 3,609,611    $(4,517,786)   $ 2,589,478
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                          15,144       858,877      1,027,545              -      1,901,566
  Loss on sale of fixed assets                                -         1,350              -              -          1,350
  Equity in earnings of subsidiaries                 (2,951,910)            -              -      2,951,910              -
  Deferred income taxes                                       -        30,000        130,000              -        160,000
  Preferred dividend requirement of subsidiary                -             -              -        961,823        961,823
  Changes in operating assets and liabilities:
   Accounts receivable                                        -      (779,558)       (83,707)             -       (863,265)
   Recoverable income taxes                                   -       163,000              -              -        163,000
   Inventories                                                -    (1,147,769)         6,720        604,053       (536,996)
   Other current assets                                       -      (240,220)      (247,641)             -       (487,861)
   Accounts payable                                      36,964       438,471       (298,981)             -        176,454
   Accrued interest and liabilities                      11,302      (267,575)      (341,656)             -       (597,929)
   Income taxes payable                                (237,000)       (9,000)       299,010              -         53,010
   Intercompany liabilities                             376,350     1,676,953     (2,053,303)             -              -
                                              ------------------------------------------------------------------------------
Net cash (used in )provided by operating
 activities                                            (159,672)    1,632,704      2,047,598              -      3,520,630

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                    -    (1,341,626)      (467,454)             -     (1,809,080)
 Proceeds from sale of fixed assets                           -         2,038         (5,452)             -         (3,414)
 Increase in acquisition costs                          (75,380)     (144,623)       (33,576)             -       (253,579)
 Increase in patents                                     15,934             -              -              -         15,934
                                              ------------------------------------------------------------------------------
Net cash used in investing activities                   (59,446)   (1,484,211)      (506,482)             -     (2,050,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principle payments on long-term debt                         -      (305,000)    (1,950,000)             -     (2,255,000)
 Issuance of common stock                               147,500             -              -              -        147,500
 Issuance of preferred stock                             41,838             -              -              -         41,838
                                              ------------------------------------------------------------------------------
Net cash provided by (used in) financing
 activities                                             189,338      (305,000)    (1,950,000)             -     (2,065,662)
Net increase (decrease ) in cash and cash
 equivalents                                            (29,780)     (156,507)      (408,884)             -       (595,171)
Cash and cash equivalents at beginning of
 period                                                  44,371       252,408        487,187              -        783,966
                                              ------------------------------------------------------------------------------
Cash and cash equivalents at end of period          $    14,591   $    95,901    $    78,303   $          -    $   188,795
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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              DELCO REMY INTERNATIONAL, INC.

                         By:  /S/   Thomas J. Snyder
                              ------------------------------
                                    Thomas J. Snyder
                                    President, Chief Operating Officer and
                                    Director

Dated: November 10, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


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