Form 10-Q
period 1998-10-31
DELCO REMY INTERNATIONAL INC
filed 1998-12-15
CIK 1046859

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended October 31,1998
                                                              ----------------
                                       OR

   [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From
          ____________________ to  _________________


Commission File Number                          1-13683
                       ---------------------------------------------------------

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


                                Not Applicable
----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---        ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       Number of common shares outstanding
Class                                                         as of December 4, 1998
-----------------------------------------------  ------------------------------------------------
Common Stock - Class A                                            18,151,656
Common Stock - Class B                                             6,278,055

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                                 --------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                  (UNAUDITED)


                                                                                                   Three-Month Period
                                                                                                    Ended October 31
                                                                                       ------------------------------------------
                                                                                               1998                   1997
                                                                                       -----------------     --------------------
                                                                                                (in thousands of dollars,
                                                                                                except per share amounts)
Net sales                                                                              $         232,785     $            209,020
Cost of goods sold                                                                               191,013                  170,877
                                                                                       -----------------     --------------------

Gross profit                                                                                      41,772                   38,143
Selling, engineering, and administrative expenses                                                 23,224                   20,936
                                                                                       -----------------     --------------------

Operating income                                                                                  18,548                   17,207
Interest expense                                                                                  10,403                   10,521
                                                                                       -----------------     --------------------

Income before income taxes, minority interest
   in income of subsidiaries, income from
   unconsolidated joint ventures and preferred
   dividend requirement of subsidiary                                                              8,145                    6,686
Income taxes                                                                                       3,177                    2,674
Minority interests in income of subsidiaries                                                         761                      538
Income from unconsolidated joint ventures                                                         (1,181)                      --
Preferred dividend requirement of subsidiary                                                          --                      412
                                                                                       -----------------     --------------------

Net income                                                                             $           5,388     $              3,062
                                                                                       =================     ====================

Basic earnings per common share                                                        $            0.23     $               0.21
                                                                                       =================     ====================

Diluted earnings per common share                                                      $            0.21     $               0.18
                                                                                       =================     ====================

           See notes to condensed consolidated financial statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                   OCTOBER 31,                 JULY 31,
                                                                      1998                       1998
                                                              ------------------         ------------------
                                                                        (In thousands of dollars)
                                                                  (Unaudited)
                        ASSETS
                   ----------------
Current Assets:
   Cash and cash equivalents                                  $            8,493         $            8,113
   Trade accounts receivable, net                                        150,401                    126,896
   Other receivables                                                      16,792                      9,846
   Inventories                                                           198,871                    198,437
   Deferred income taxes                                                  22,198                     21,653
   Other current assets                                                    6,464                      4,685
                                                              ------------------         ------------------
        Total current assets                                             403,219                    369,630

Property and equipment                                                   214,181                    208,537
Less accumulated depreciation                                             54,370                     50,568
                                                              ------------------         ------------------
   Property and equipment, net                                           159,811                    157,969

Deferred financing costs                                                  10,513                     10,786
Goodwill (less accumulated amortization)                                 115,283                    115,446
Net assets held for disposal                                              14,578                     14,894
Investments in joint ventures                                             13,655                     12,474
Other assets                                                               5,087                      3,798
                                                              ------------------         ------------------
   Total assets                                               $          722,146         $          684,997
                                                              ==================         ==================

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current Liabilities:
   Accounts payable                                           $           92,717         $           85,804
   Accrued interest payable                                                9,589                      9,581
   Accrued restructuring charges                                          29,948                     35,519
   Other liabilities and accrued expenses                                 32,861                     37,318
   Current portion of long-term debt                                       3,386                      1,948
                                                              ------------------         ------------------
      Total current liabilities                                          168,501                    170,170

Deferred income taxes                                                      1,769                      1,241
Long-term debt, less current portion                                     423,066                    393,806
Post-retirement benefits other than pensions                              17,452                     16,495
Accrued pension benefits                                                   5,105                      4,628
Other noncurrent liabilities                                               5,992                      3,967
Commitments and contingencies
Minority interests in subsidiaries                                        11,209                     10,450
Stockholders' equity:
   Common stock:
     Class A shares                                                          182                        182
     Class B shares                                                           63                         63
   Paid-in capital                                                       106,392                    106,392
   Retained deficit                                                      (10,806)                   (16,194)
   Cumulative translation adjustment                                      (4,804)                    (4,074)
   Stock purchase plan                                                    (1,975)                    (2,129)
                                                              ------------------         ------------------
     Total stockholders' equity                                           89,052                     84,240
                                                              ------------------         ------------------
     Total liabilities and stockholders' equity               $          722,146         $          684,997
                                                              ==================         ==================


           See notes to condensed consolidated financial statements

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                  (UNAUDITED)

                                                                                                        THREE-MONTH PERIOD
                                                                                                         ENDED OCTOBER 31
                                                                                                ------------------------------
                                                                                                   1998                  1997
                                                                                                ------------------------------
                                                                                                    (in thousands of dollar)
OPERATING ACTIVITIES:
Net income                                                                                      $       5,388   $        3,062
Adjustments to reconcile net income to net cash flows from operating activities:

     Depreciation                                                                                       4,039            3,564

     Amortization                                                                                       1,399            1,134

     Minority interests in income of subsidiaries                                                         761              538

     Income from unconsolidated joint ventures                                                         (1,181)               -

     Deferred income taxes                                                                               (545)             717

     Post-retirement benefits other than pensions                                                         957            1,065

     Accrued pension benefits                                                                             477              730

     Non-cash interest expense                                                                            339            1,693

     Preferred dividend requirement of subsidiary                                                           -              412

     Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable                                                                           (23,505)         (15,398)
        Inventories                                                                                      (435)          (3,039)
        Accounts payable                                                                                6,913            8,240

        Other current assets and liabilities                                                          (13,174)           8,949

        Accrued restructuring charges                                                                  (5,571)             545

        Other non-current assets and liabilities, net                                                    (360)            (797)
                                                                                                -------------   --------------
Net cash provided by (used in) operating activities                                                   (24,498)          11,415


INVESTING ACTIVITIES:

Purchases of property and equipment                                                                    (5,946)          (5,747)
Investments in joint ventures                                                                               -           (1,608)
                                                                                                -------------   --------------
Net cash used in investing activities                                                                  (5,946)          (7,355)

FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving line of credit                                             30,698           (5,063)
                                                                                                -------------   --------------
Net cash provided by (used in) financing activities                                                    30,698           (5,063

Effect of exchange rate changes on cash                                                                   126             (421)
                                                                                                -------------   --------------
Net increase (decrease) in cash and cash equivalents                                                      380           (1,424)
Cash and cash equivalents at beginning of period                                                        8,113           10,050
                                                                                                -------------   --------------
Cash and cash equivalents at end of period
                                                                                                $       8,493   $        8,626
                                                                                                =============   ==============

                           DELCO REMY INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at July 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended July 31, 1998 in Form 10-K.

2. INVENTORIES

Inventories consisted of the following:

                                        October 31,      JULY 31,
                                           1998            1998
    --------------------------------------------------------------
    Raw material                           $ 92,387       $102,281
    Work-in-process                          32,730         36,742
    Finished goods                           73,754         59,414
                                           --------       --------
    Total                                  $198,871       $198,437
    --------------------------------------------------------------

3. NEW ACCOUNTING STANDARD

In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This standard requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income includes certain items that historically have been excluded from the calculation of net income. The Company's other comprehensive income consists of unrealized gains and losses on the translation of the assets and liabilities of its foreign operations. Comprehensive income was $4,658 and $2,641 for the three month periods ending October 31, 1998 and 1997, respectively.

4. SHARE AND PER SHARE INFORMATION

The basic and diluted earnings per common share are determined using the numerator and denominator calculated as follows:

                                                         THREE-MONTH PERIOD
                                                          ENDED OCTOBER 31,
                                                         1998          1997
                                                   -----------------------------
NUMERATOR:
Net income                                             $     5,388   $     3,062
                                                   =============================

DENOMINATOR:
Denominator for basic earnings per share (weighted      23,775,061    14,432,213
 average shares)
Effect of dilutive securities:
    Warrants                                             1,679,821     1,679,832
    Stock purchase plan                                    445,594       829,135
                                                   -----------------------------
Denominator for diluted earnings per share
  (weighted average shares and assumed conversions)     25,900,476    16,941,180
                                                   =============================

5. SUBSEQUENT EVENTS

On November 13, 1998, the Company acquired 100% of the stock of Williams Technologies, Inc. (Williams), a leading remanufacturer of automatic transmissions and torque converters for automotive and medium and heavy duty truck applications. Williams' products are sold primarily to OE customers for warranty replacement. Major customers include Ford, GM, Allison, Nissan, Hyundai, and Mazda.

On November 13, 1998, the Company amended its Senior Credit Facility. Pursuant to the Senior Credit Facility, as amended, revolving loans are available in the aggregate principal amount of $300 million for general purposes (including acquisitions). The Company has the option of paying an interest rate of one bank's prime rate or a LIBOR-based rate. The Senior Credit Facility contains various covenants which include, among other things: (i) limitations on additional borrowings and encumbrances; (ii) the maintenance of certain financial ratios and compliance with certain financial tests and limitations;
(iii) limitations on cash dividends paid; (iv) limitations on investments and capital expenditures; and (v) limitations on leases and sales of assets. The Senior Credit Facility is collateralized by a lien on substantially all assets of the Company and its domestic subsidiaries and by all the capital stock of such subsidiaries held by the Company or any such other subsidiary. The Senior Credit Facility terminates on October 31, 2003.

6. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR
   SUBSIDIARIES

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

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at October 31, 1998 and July 31, 1998 and for the three month periods ended October 31, 1998 and 1997.

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

The following table sets forth the Guarantor and direct Non-Guarantor
Subsidiaries:

------------------------------------------------------------------------------------------
          GUARANTOR SUBSIDIARIES                      NON-GUARANTOR SUBSIDIARIES
------------------------------------------------------------------------------------------
Delco Remy America, Inc.                     Autovill RT Ltd.
Ballantrae Corporation                       Remy UK Limited
Tractech Inc.                                Delco Remy Mexico, S. de R.L. de C.V.
Nabco, Inc.                                  Delco Remy International (Europe) GmbH
The A & B Group, Inc.                        Remy India Holdings, Inc.
A & B Enterprises, Inc.                      Remy Korea Holdings, Inc.
Dalex, Inc.                                  Delco Remy Brazil, Ltda.
A & B Cores, Inc.                            Publitech, Inc.
R & L Tool Company, Inc.                     World Wide Automotive Distributors, Inc.
MCA, Inc. of Mississippi                     Tractech (Ireland) Ltd.
Power Investments, Inc.                      Kraftube, Inc.
Franklin Power Products, Inc.                Power Investments Canada Ltd.
International Fuel Systems, Inc.             Alberta Ltd.
Marine Drive Systems, Inc.                   Central Precision Limited
Marine Corporation of America                Western Reman Ltd. (Canada)
Powrbilt Products, Inc.                      Engine Rebuilders Ltd.
Western Reman, Inc.                          Reman Transport Ltd.
World Wide Automotive, Inc.                  Electro Diesel Rebuild
                                             Electro-Rebuild Tunisie S.A.R.L. (Tunisia)
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

                        DELCO REMY INTERNATIONAL, INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE QUARTER ENDED OCTOBER 31, 1998
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                        Delco Remy
                                                      International
                                                           Inc.                       Non-
                                                         (Parent       Subsidiary   Guarantor
                                                      Company Only)    Guarantors  Subsidiaries   Eliminations   Consolidated
                                                     ---------------   ----------  -------------  -------------  ------------
Net sales............................................      $      --    $234,940       $55,001    $(57,156)(a)     $ 232,785
Cost of goods sold...................................             --     202,974        45,195     (57,156)(a)     $ 191,013
                                                     ---------------  ----------  -------------  ----------     ------------

Gross profit.........................................             --      31,966         9,806          --            41,772

Selling, engineering, and administrative expenses....          2,182      16,562         4,480          --            23,224
                                                     ---------------  ----------  -------------  ----------     ------------

Operating (loss) income..............................         (2,182)     15,404         5,326          --            18,548

Interest expense.....................................          7,167       3,219            17          --            10,403
                                                     ---------------  ----------  -------------  ----------     ------------

Income (Loss) before income taxes,
               minority interest in income of
               subsidiaries, income from
               unconsolidated joint ventures and
               preferred dividend requirement of
               subsidiary............................         (9,349)     12,185         5,309          --             8,145
Income taxes (benefit)...............................         (1,706)      3,440         1,443          --             3,177
Minority interests in income of subsidiaries.........             --         588           173          --               761
Income from unconsolidated joint ventures............             --          --        (1,181)         --            (1,181)
Equity in earnings of subsidiaries...................        (13,031)         --            --      13,031 (b)            --
                                                     ---------------  ----------  -------------  ----------     ------------


Net income (loss)....................................        $ 5,388    $  8,157       $ 4,874    $(13,031)          $ 5,388
                                                     ===============  ==========  =============  ==========     ============

(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.

                        DELCO REMY INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               OCTOBER 31, 1998
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                            Delco Remy
                                                           International
                                                               Inc.                           Non-
                                                              (Parent        Subsidiary     Guarantor
                                                           Company Only)     Guarantors    Subsidiaries  Eliminations  Consolidated
                                                        ---------------------------------------------------------------------------
Assets:
Current assets:
Cash and cash equivalents.............................  $          --     $        986    $     7,507    $        --     $    8,493
Trade accounts receivable.............................             --          132,734         17,667             --        150,401
Other receivables.....................................             --           11,973          4,819             --         16,792
Inventories...........................................             --          162,715         36,156             --        198,871
Deferred income taxes.................................          7,848           14,270             80             --         22,198
Other current assets..................................             --            5,894            570             --          6,464
                                                        -------------     ------------    -----------    -----------     ----------
Total current assets..................................          7,848          328,572         66,799             --        403,219

Property and equipment................................             20          182,974         31,187             --        214,181
Less accumulated depreciation.........................             20           48,205          6,145             --         54,370
                                                        -------------     ------------    -----------    -----------     ----------
Property and equipment, net ..........................             --          134,769         25,042             --        159,811

Deferred financing costs..............................          9,171            1,342             --             --         10,513
Goodwill, net.........................................             --           92,492         22,791             --        115,283
Net assets held for disposal..........................             --           14,578             --             --         14,578
Investment in affiliates..............................        277,230               --             --       (263,575)(a)     13,655
Other assets..........................................          3,498            1,121            468             --          5,087
                                                        -------------     ------------    -----------    -----------     ----------
Total assets..........................................  $     297,747     $    572,874    $   115,100    $  (263,575)    $  722,146
                                                        =============     ============    ===========    ===========     ==========

Liabilities and stockholders' equity (deficit):
Current liabilities:
Accounts payable......................................  $         946     $     77,986    $    13,785    $        --     $   92,717
Intercompany accounts.................................        (91,554)          76,975         14,579             --             --
Accrued interest payable..............................          8,409            1,180             --             --          9,589
Accrued restructuring charges.........................             --           29,948             --             --         29,948
Other liabilities and accrued expenses................          1,261           26,908          4,692             --         32,861
Current portion of long term debt.....................             --            1,086          2,300             --          3,386
                                                        -------------     ------------    -----------    -----------     ----------
Total current liabilities.............................        (80,938)         214,083         35,356             --        168,501

Deferred income taxes.................................         (1,403)           3,749           (577)            --          1,769
Long-term debt, less current portion..................        285,000          130,011          8,055             --        423,066
Post-retirement benefits other than pensions..........             --           17,452             --             --         17,452
Accrued pension benefit...............................             --            5,105            ---             --          5,105
Other non-current liabilities.........................          1,232            1,320          3,440             --          5,992

Minority interests in subsidiaries....................             --            9,236          1,973             --         11,209

Stockholders' equity:
Common stock:
              Class A shares..........................            182               --             --             --            182
              Class B shares..........................             63               --             --             --             63
Paid-in capital.......................................        106,392               --             --             --        106,392
Subsidiary investment.................................             --          178,851         50,991       (229,842)(a)         --
Retained earnings (deficit)...........................        (10,806)          12,550         21,183        (33,733)(b)    (10,806)
Cumulative translation adjustment.....................             --              517         (5,321)            --         (4,804)
Stock purchase plan...................................         (1,975)              --             --             --         (1,975)
                                                        -------------     ------------    -----------    -----------     ----------
Total stockholders' equity (deficit)..................         93,856          191,918         66,853       (263,575)        89,052
                                                        -------------     ------------    -----------    -----------     ----------
Total liabilities and stockholders' equity (deficit)    $     297,747     $    572,874    $   115,100    $  (263,575)    $  722,146
                                                        =============     ============    ===========    ===========     ==========

(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.

                        DELCO REMY INTERNATIONAL, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE QUARTER ENDED OCTOBER 31, 1998
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)


                                                            Delco Remy
                                                           International
                                                               Inc.                         Non-
                                                             (Parent       Subsidiary     Guarantor
                                                          Company Only)    Guarantors   Subsidiaries   Eliminations  Consolidated
                                                         ---------------   ----------   ------------   ------------  ------------
OPERATING ACTIVITIES:
Net income (loss)........................................   $  5,388         $  8,157      $  4,874    $(13,031)(a)   $   5,388
          Adjustments to reconcile net
          income (loss) to net cash
          used in operating activities:
          Depreciation                                            --            3,478           561          --           4,039
          Amortization                                           288            1,040            71          --           1,399
          Minority interest in income of                          --              586           175          --             761
          subsidiaries
          Income from unconsolidated joint ventures               --               --        (1,181)         --          (1,181)
          Equity in earnings of subsidiaries.............    (13,031)              --            --      13,031 (a)          --
          Deferred income taxes                               (1,420)             955           (80)         --            (545)
          Post-retirement benefits other than pensions...         --              957            --          --             957
          Accrued pension benefits                                --              477            --          --             477
          Non-cash interest expense                              273               66            --          --             339
          Changes in operating assets and
          liabilities, net of acquisitions:
                    Accounts receivable..................         --          (26,199)        2,694          --         (23,505)
                    Inventories..........................         --            2,435        (2,870)         --            (435)
                    Accounts payable.....................        816            6,807          (710)         --           6,913
                    Intercompany accounts................     12,268           (1,381)      (10,887)         --              --
                    Other current assets and liabilities.     (3,205)          (7,088)       (2,881)         --         (13,174)
                    Accrued restructuring charges........         --           (5,571)           --          --          (5,571)
                    Other non-current assets
                    and liabilities, net.................     (1,377)          (7,773)        8,790          --            (360)
                                                         -----------       ----------    ----------    --------        ---------
Net cash used in operating activities....................         --          (23,054)       (1,444)         --         (24,498)
INVESTING ACTIVITIES:
Purchase of property and equipment.......................         --           (5,001)         (945)         --          (5,946)
                                                         -----------       ----------    ----------    --------        ---------
Net cash used in investing activities....................         --           (5,001)         (945)         --          (5,946)
FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving line of
 credit..................................................         --           28,916         1,782          --          30,698
                                                         -----------       ----------    ----------    --------       ---------
Net cash provided by financing activities................         --           28,916         1,782          --          30,698
Effect of exchange rate changes on cash..................         --               --           126          --             126
                                                         -----------       ----------    ----------    --------       ---------
Net increase (decrease) in cash and cash equivalents.....         --              861          (481)         --             380
Cash and cash equivalents at beginning of period.........         --              125         7,988          --           8,113
                                                         -----------       ----------    ----------    --------       ---------
Cash and cash equivalents at end of period...............     $   --         $    986      $  7,507    $     --        $  8,493
                                                         ===========       ==========    ==========    ========       =========

(a)  Elimination of equity in earnings of subsidiaries.

                        DELCO REMY INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED OCTOBER 31, 1997
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)



                                                                Delco Remy
                                                              International,
                                                                  Inc.                      Non-
                                                                (Parent      Subsidiary   Guarantor
                                                              Company Only)  Guarantors  Subsidiaries   Eliminations   Consolidated
                                                              ---------------------------------------------------------------------
Net sales                                                       $       -      $206,031       $25,812    $(22,823)(a)      $209,020
Cost of goods sold                                                      -       171,872        21,828     (22,823)(a)       170,877
                                                              ---------------------------------------------------------------------

Gross profit                                                            -        34,159         3,984           -            38,143

Selling, engineering, and administrative expenses                     860        17,583         2,493           -            20,936
                                                              ---------------------------------------------------------------------
Operating income                                                     (860)       16,576         1,491           -            17,207
Interest expense                                                    4,808         5,701            12           -            10,521
                                                              ---------------------------------------------------------------------

Income (loss) from continuing operations before income taxes, preferred dividend requirements of subsidiary, minority
    interest and deemed dividend on preferred stock conversion     (5,668)       10,875         1,479           -             6,686
Income tax expense (benefit)                                       (2,470)        4,644           500           -             2,674
Minority interests in income of subsidiaries                            -           507            31           -               538
Equity in earnings of subsidiaries                                 (6,260)            -             -       6,260 (b)             -
Preferred dividend requirement of subsidiary                            -             -             -         412 (c)           412
                                                              ---------------------------------------------------------------------

Net income (loss)                                                 $ 3,062     $  5,724        $   948    $ (6,672)           $3,062
                                                              =====================================================================

--------------------------------------
(a)  Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income from consolidated subsidiaries.

                        DELCO REMY INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 JULY 31, 1998
                           (IN THOUSANDS OF DOLLARS)

                                                     Delco Remy
                                                    International                       Non-
                                                    Inc. (Parent      Subsidiary      Guarantor
                                                    Company Only)     Guarantors    Subsidiaries   Eliminations    Consolidated
                                                   ---------------  --------------  -------------  -------------  --------------
ASSETS:
Current assets:
Cash and cash equivalents..................                   $ --           $ 125         $7,988           $ --          $8,113
Trade accounts receivable..................                     --         106,543         20,353             --         126,896
Other receivables..........................                     --           8,161          1,685             --           9,846
Recoverable income taxes...................                     --           1,802             --             --           1,802
Inventories................................                     --         165,150         33,287             --         198,437
Deferred income taxes......................                  6,428          15,225             --             --          21,653
Other current assets.......................                     --           2,405            478             --           2,883
                                                   ---------------  --------------  -------------  -------------  --------------
Total current assets.......................                  6,428         299,411         63,791             --         369,630
Property and equipment.....................                     20         178,146         30,371             --         208,537
Less accumulated depreciation..............                     20          44,769          5,779             --          50,568
                                                   ---------------  --------------  -------------  -------------  --------------
Property and equipment, net                                     --         133,377         24,592             --         157,969
Deferred financing costs...................                  9,437           1,312             37             --          10,786
Goodwill, net..............................                     --          93,673         21,773             --         115,446
Net assets held for disposal...............                     --          14,894            --              --          14,894
Investments in affiliates and joint
 ventures..................................                261,541              --            --        (249,067)(c)      12,474
Other assets...............................                  2,523             876           399              --           3,798
                                                   ---------------  --------------  -------------  -------------  --------------
Total assets...............................               $279,929        $543,543      $110,592       $(249,067)       $684,997
                                                   ===============  ==============  =============  =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable...........................                   $130         $71,180       $14,494            $ --         $85,804
Intercompany accounts......................                (79,839)         82,869        (3,030)             --              --
Accrued interest payable...................                  9,001             580            --              --           9,581
Accrued restructuring charges..............                     --          35,519            --              --          35,519
Other liabilities and accrued expenses.....                  2,751          30,505         4,062              --          37,318
Current portion of long-term debt..........                     --             961           987              --           1,948
                                                   ---------------  --------------  -------------  -------------  --------------
Total current liabilities..................                (67,957)        221,614        16,513              --         170,170
Deferred income taxes......................                (25,431)         23,755         2,917              --           1,241
Long-term debt, less current portion.......                285,000         101,218         7,588              --         393,806
Post-retirement benefits other than
 pensions..................................                     --          16,495            --              --          16,495
Accrued pension benefits...................                     --           4,628            --              --           4,628
Other non-current liabilities..............                      3           3,802           162              --           3,967
Minority interests in  subsidiaries........                     --           8,650         1,800              --          10,450
Stockholders' equity (deficit):
Common stock:
   Class A shares............................                  182              --            --              --             182
   Class B shares............................                   63              --            --              --              63
Paid-in capital............................                106,392              --            --              --         106,392
Subsidiary investments.....................                     --         158,988        69,377        (228,365)(c)          --
Retained earnings (deficit)................                (16,194)          4,393        16,309         (20,702)(d)     (16,194)
Cumulative translation adjustment..........                     --              --        (4,074)             --          (4,074)
Stock purchase plan........................                 (2,129)             --            --              --          (2,129)
                                                   ---------------  --------------  -------------  -------------  --------------
Total stockholders' equity (deficit).......                 88,314         163,381        81,612        (249,067)         84,240
                                                   ---------------  --------------  -------------  -------------  --------------
Total liabilities and stockholders' equity
 (deficit).................................               $279,929        $543,543      $110,592       $(249,067)       $684,997
                                                   ===============  ==============  =============  =============  ==============

(c) Elimination of investments in subsidiaries.
(d) Elimination of investments in subsidiaries' earnings.

                        DELCO REMY INTERNATIONAL, INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED OCTOBER 31, 1997
                           (IN THOUSANDS OF DOLLARS)

                                                         Delco Remy
                                                       International,
                                                            Inc.                        Non-
                                                         (Parent        Subsidiary    Guarantor
                                                       Company Only)    Guarantors   Subsidiaries    Eliminations     Consolidated
                                                      -----------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income (loss)                                       $      3,062     $  5,724      $     948     $   (6,672)           $  3,062
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
         Depreciation                                             --        3,207            357             --               3,564
         Amorization                                              36        1,098             --             --               1,134
         Equity in earnings of                                (6,260)          --             --          6,260(a)               --
         subsidiaries
         Deferred income taxes                                 4,376       (3,291)          (368)            --                 717
         Post-retirement benefits other than
           pensions                                               --        1,065             --             --               1,065
         Accrued pension benefits                                 --          730             --             --                 730
         Non-cash interest expense                               853          840             --             --               1,693
         Minority interests in subsidiaries                       --          507             31             --                 538
         Preferred dividend requirement of
           subsidiary                                             --           --             --            412(b)              412
         Changes in operating assets and
           liabilities, net of acquisitions:
             Accounts receivable                                  --      (15,237)          (161)            --             (15,398)

             Inventories                                          --         (424)        (2,615)            --              (3,039)

             Accounts payable                                     --        7,274            966             --               8,240
             Intercompany accounts                             4,056       (5,405)         1,349             --                  --
             Other current assets and liabilities              1,591        8,879         (1,521)            --               8,949
             Accrued restructuring                                --          545             --             --                 545
             Other non-current assets and
              liabilities, net                                (6,106)       4,855            454             --                (797)

                                                      -----------------------------------------------------------------------------


Net cash provided by (used in) by operating activities         1,608       10,367           (560)            --              11,415

INVESTING ACTIVITIES:
Purchase of property and equipment                                --       (4,347)        (1,400)            --              (5,747)

Investments in joint ventures                                 (1,608)          --             --             --              (1,608)

                                                      -----------------------------------------------------------------------------

Net cash used in investing activities                         (1,608)      (4,347)        (1,400)            --              (7,355)


FINANCING ACTIVITIES:

Other financing activities                                        --       (5,063)            --             --              (5,063)


                                                      -----------------------------------------------------------------------------

Net cash used in financing activities                             --       (5,063)            --             --              (5,063)


Effect of exhange rate changes on cash                            --           --           (421)            --                (421)


                                                      -----------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents              --          957         (2,381)            --              (1,424)


Cash and cash equivalents at beginning of period                  --        1,504          8,546             --              10,050
                                                      -----------------------------------------------------------------------------

Cash and cash equivalents at end of period              $         --     $  2,461      $   6,165     $       --            $  8,626
                                                      =============================================================================
-------

(a)  Elimination of equity in earnings of subsidiaries.
(b) Recording of preferred dividend requirement of subsidiary and deemed dividend on preferred stock conversion.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                                                                                 THREE MONTH PERIOD
                                                                                 ENDED OCTOBER 31,
                                                            -----------------------------------------------------------
                                                                  1998                            1997
                                                            ----------------------------    ---------------------------
                   (Thousands of Dollars)                        AMOUNT            %             AMOUNT            %
                                                            ----------------------------    ---------------------------

Net Sales                                                        $232,785          100.0%         $209,020        100.0%

Cost of Sales                                                     191,013           82.1%          170,877         81.8%
                                                            -------------    -----------    --------------   ----------

Gross Profit                                                       41,772           17.9%           38,143         18.2%

Selling, Engineering, and Administrative                           23,224           10.0%           20,936         10.0%
                                                            -------------    -----------    --------------   ----------

Operating Income                                                   18,548            8.0%           17,207          8.2%

Interest Expense                                                   10,403            4.5%           10,521          5.0%

Provision for Income Taxes                                          3,177            1.4%            2,674          1.3%

Minority Interest                                                     761            0.3%              538          0.3%

Income from Unconsolidated Joint Ventures                          (1,181)          -0.5%               --          0.0%

Preferred Dividend Requirement of Subsidiary                           --            0.0%              412          0.2%
                                                            -------------    -----------    --------------   ----------


Net Income                                                       $  5,388            2.3%         $  3,062          1.5%
                                                            =============    ===========    ==============   ==========

THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1997
          Net Sales Net sales were $232.8 million for the three months ended October 31, 1998, an increase of $23.8 million, or 11.4%, from $209.0 million for the comparable period of 1997. This increase was due to the inclusion of Ballantrae, which was acquired in the second quarter of fiscal 1998, strong demand for automotive starters from General Motors in the last two months of the quarter following a slow ramp up after the strike, higher aftermarket electrical systems volume and moderate growth in the heavy duty OEM market.

     Gross Profit Gross profit was $41.8 million in the first quarter compared to $38.1 million in the first quarter of fiscal 1998, an increase of $3.6 million, or 9.5%. This growth reflects the addition of Ballantrae and the volume increases discussed above. As a percentage of net sales, gross profit was down slightly from 18.2% in fiscal 1998 to 17.9% in fiscal 1999.
The decrease was due to inefficiencies related to the slow ramp up of General Motors production in August which were mostly offset by the addition of Ballantrae and other productivity improvements.

     Selling, Engineering and Administrative Expenses Selling, engineering, and administrative (SE&A) expenses of $23.2 million in the first quarter were up $2.3 million, or 10.9%, from $20.9 million in the comparable period of fiscal 1998. As a percentage of net sales, SE&A expenses were essentially unchanged at 10.0% year over year. The effects of cost control initiatives and higher sales were largely offset by the addition of Ballantrae.

     Operating Income Operating income was $18.5 million for the three months ended October 31, 1998, an increase of $1.3 million, or 7.8%, from the first quarter of fiscal 1998. As a percentage of net sales, operating income decreased slightly to 8.0% from 8.2%. These changes reflect the growth in net sales and gross profit, partially offset by the growth in SE&A expenses discussed above.

     Interest Expense Interest expense of $10.4 million in the first quarter was down $.1 million, or 1%, compared to $10.5 million in the first quarter last year. The Company's weighted average interest rate declined year over year as funds generated from the initial public offering in December 1997 were used to repay higher interest rate debt. This was largely offset by increased utilization of the Senior Credit Facility since the refinancing to fund acquisitions and business growth.

          Income Taxes Income taxes for the three months ended October 31, 1998 were $3.2 million compared to $2.7 million in fiscal 1998. The Company's consolidated effective income tax rate varies between 39% and 40% based on income levels and other factors involving the states and countries in which the Company does business.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's liquidity needs include required debt service, working capital needs and the funding of capital expenditures. The Company does not currently have any significant maturities of long-term debt prior to 2006 other than the senior credit facility and the 8% Subordinated Debenture.

          Cash interest expense for the three months ended October 31, 1998 was $10.1 million. Non-cash interest accrued during the three months ended October 31, 1998 was $.3 million, or 3% of total interest expense.

          Accounts receivable increased $23.5 million due primarily to strong shipments to GM in the last two months of the quarter.

          The Company's capital expenditures were $5.9 million for the three months ended October 31, 1998. The Company has budgeted capital expenditures of approximately $16.5 million for the remainder of fiscal year 1999. Planned capital expenditures consist primarily of production equipment for the Company's new focus plants. Cost reduction programs account for a significant portion of planned capital expenditures and include upgrades in machinery technology, new quality standards and environmental compliance.

          The Company's principal sources of cash to fund its liquidity needs consist of net cash from operating activities and borrowings under the Senior Credit Facility. As discussed in Note 5 to the Condensed Consolidated Financial Statements, the Company amended its senior credit facility on November 13, 1998. As a result of this amendment, revolving loans are now available in the aggregate principal amount of $300 million. As of November 30, 1998, approximately $160 million remained available.

          The Company's initial public offering of 4.6 million shares of Class A Common Stock in December 1997 and January 1998 generated net proceeds of $51.3 million. The Company also issued 8 5/8% Senior Subordinated Notes with net proceeds of $141.4 million in December 1997. These proceeds were used to pay off debt with higher interest rates and less favorable terms. On October 31, 1998 the debt to total capitalization of the Company was 81% as compared to 95% on October 31, 1997.

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

YEAR 2000 READINESS DISCLOSURE

          The Company has established remediation plans for all major information technology based systems potentially affected by the Year 2000 issue. Implementation of these plans should be substantially complete by the middle of calendar year 1999. A description of the specific phases of these plans and their expected completion dates is provided in the Company's latest report on Form 10-K.

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

FOREIGN SALES

          A portion of the Company's sales are derived from sales made to customers in foreign countries. Because of these foreign sales, the Company's business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

                          PART II.   OTHER INFORMATION
                          ----------------------------


ITEM 5.  OTHER INFORMATION
-------  -----------------


DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS


  From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the future performance of the Company contained in Management's Discussion and Analysis, and Notes to Condensed Consolidated Financial Statements and other statements made in this Form 10-Q and in other filings with the SEC.

  The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------

           (a)  Exhibits

                27  Financial Data Schedule (Filed via EDGAR only)

           (b)  Reports on Form 8-K

                There were no reports on Form 8-K filed during the quarter ended October 31, 1998.

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


                                DELCO REMY INTERNATIONAL, INC.
                                ------------------------------
                                (Registrant)



Date:  December 11, 1998        By:  /s/ David L. Harbert
                                     ________________________________
                                       David L. Harbert
                                       Executive Vice President and
                                       Chief Financial Officer



Date:  December 11, 1998        By:  /s/ David E. Stoll
                                     ________________________________
                                       David E. Stoll
                                       Vice President and Controller
                                       Chief Accounting Officer