Form 10-Q
period 1999-01-31
DELCO REMY INTERNATIONAL INC
filed 1999-03-17
CIK 1046859

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended January 31,1999
                                                              ----------------
                                       OR
   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____________________ to _________________


Commission File Number                  1-13683                         .
                       --------------------------------------------------

                            Delco Remy International, Inc.              .
-------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                    35-1909253           .
-------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification Number)

       2902 Enterprise Drive, Anderson, Indiana         46013           .
-------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                                 (765) 778-6499                         .
-------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                               Not Applicable                           .
-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report )

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No  ___
                                   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                  Number of common shares outstanding
       Class                            as of March 12, 1999
       -----                           --------------------

Common Stock - Class A                      18,151,656
Common Stock - Class B                       6,278,055

                         PART I. FINANCIAL INFORMATION
                         Item 1.   FINANCIAL STATEMENTS
                         ------------------------------

                Condensed Consolidated Statements of Operations
                Delco Remy International, Inc. and Subsidiaries
                                  (Unaudited)

                                                                   Three-Month Period                      Six-Month Period
                                                                    Ended January 31                        Ended January 31
                                                            ------------------------------        ----------------------------------

                                                               1999             1998                     1999                1998
                                                            ------------------------------        ----------------------------------
                                                                      (in thousands dollars, except per share amounts)
Net sales                                                   $     222,324     $    193,259        $     455,109       $      402,279

Cost of goods sold                                                175,014          154,061              366,027              324,938

                                                            -------------     ------------        -------------       --------------


Gross profit                                                       47,310           39,198               89,082               77,341

Selling, engineering, and administrative expenses                  26,487           21,230               49,711               42,166

                                                            -------------     ------------        -------------       --------------

Operating income                                                   20,823           17,968               39,371               35,175

Interest expense                                                   11,266           10,129               21,669               20,650

                                                            -------------     ------------        ----------------    --------------


Income from continuing operations before income taxes,
   minority interest in income of subsuduarues, income
   from unconsolidated joint ventures, deemed
   dividend on preferred stock converison, and preferred
   dividend requirement of subsidiary                               9,557            7,839               17,702               14,525

Income taxes                                                        3,727            3,020                6,904                5,695

Minority interest in income of subsidiaries                         (821)            (482)               (1,582)             (1,021)

Income from unconsolidated joint ventures                             847                -                2,028                    -

Deemed dividend on preferred stock conversion                           -          (1,639)                    -              (1,639)

Preferred dividend requirement of subsidiary                            -            (234)                    -                (645)

                                                            -------------     ------------        -------------       --------------

Income from continuing operations                                   5,856            2,464               11,244                5,525

Extraordinary item:
   Write-off of debt issuance costs
   (less applicable tax benefit)                                        -          (1,803)                    -              (1,803)

                                                            -------------     ------------        -------------       --------------

Net income                                                  $       5,856     $        661        $      11,244       $        3,722

                                                            =============     ============        =============       ==============


Basic earnings per common share:
   Income before extraordinary item                         $        0.25      $       0.13       $        0.47       $         0.33

   Extraordinary (write-off debt issuance costs)                        -            (0.10)                   -               (0.11)

                                                            -------------      ------------       -------------       --------------

   Net income                                               $        0.25      $       0.04       $        0.47       $         0.22

                                                            =============      ============       =============       ==============


Diluted earnings per common share:
   Income before extraordinary item                         $        0.23      $       0.12       $        0.43       $         0.29

   extraordinary item (write-off of debt issuance costs)                -             (0.09)                  -               (0.09)

                                                            -------------      -------------      -------------       --------------

    Net income                                              $        0.23      $        0.03      $        0.43       $         0.19

                                                            =============      =============      =============       ==============

           See Notes to Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets
                Delco Remy International, Inc. and Subsidiaries


                                                      January 31,                  July 31,
                                                          1999                       1998
                                                  ----------------           -----------------
                                                           (in thousands of dollars

   ASSETS                                              (Unaudited)
   ------
Current assets:
      Cash and cash equivalents                          $  10,141                   $   8,113
      Trade accounts receivable, net                       139,914                     126,896
      Other receivables                                     17,574                       9,846
      Inventories                                          220,784                     198,437
      Deferred income taxes                                 18,606                      21,653
      Other current assets                                   9,712                       4,685
                                                  ----------------           -----------------
            Total current assets                           416,731                     369,630

Property and equipment                                     231,695                     208,537
Less accumulated depreciation                               58,678                      50,568
                                                  ----------------           -----------------
Property and equipment, Net                                173,017                     157,969

Deferred financing costs                                    12,073                      10,786
Goodwill (less accumulated amortization)                   133,428                     115,446
Net assets held for disposal                                14,477                      14,894
Investment in joint ventures                                14,501                      12,474
Other assets                                                 5,148                       3,798
                                                  ----------------           -----------------
            Total assets                                 $ 769,375                   $ 684,997
                                                  ================           =================
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
      Accounts payable                                   $  94,047                   $  85,804
      Accrued interest payable                              10,886                       9,581
      Accrued restructuring charges                         24,900                      35,519
      Other liabilities and accrued expenses                35,613                      37,318
      Current portion of long-term debt                      3,360                       1,948
                                                  ----------------           -----------------
            Total current liabilities                      168,806                     170,170

Deferred income taxes                                        1,769                       1,241
Long-term debt, less current portion                       461,690                     393,806
Post-retirement benefits other than pensions                18,407                      16,495
Accrued pension benefits                                     5,031                       4,628
Commitments and contingencies
Other noncurrent liabilities                                 5,953                       3,967
Minority interest in subsidiaries                           12,030                      10,450
Stockholders' equity:
      Common Stock:
        Class A shares                                         182                         182
        Class B shares                                          63                          63
      Paid-in capital                                      106,392                     106,392
      Retained deficit                                      (4,951)                    (16,194)
      Cumulative translation adjustment                     (4,172)                     (4,074)
      Stock purchase plan                                   (1,825)                     (2,129)
                                                  ----------------           -----------------
            Total stockholders' equity                      95,689                      84,240
                                                  ----------------           -----------------

            Total liabilities and stockholders'
             equity                                      $ 769,375                   $ 684,997
                                                  ================           =================

           See Notes to Condensed Consolidated Financial Statements

                Condensed Consolidated Statements of Cash Flows
                Delco Remy International, Inc. and Subsidiaries
                                  (Unaudited)

                                                                                              Six Month Period
                                                                                              Ended January 31
                                                                             -------------------------------------------------
                                                                                    1999                           1998
                                                                             -------------------------------------------------
                                                                                        (in thousands of dollars)
Operation activities:
Net income                                                                           $  11,244                      $    3,722
Extraordinary items                                                                          -                           1,803
Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation                                                                       8,512                           8,402
      Amortization                                                                       3,103                           2,325
      Minority interest in income of subsidiaries                                        1,582                           1,021
      Income from unconsolidated joint ventures                                         (2,028)                              -
      Deferred income taxes                                                              3,047                           2,021
      Post-retirement benefits other than pensions                                       1,912                               -
      Accrued pension benefits                                                             403                               -
      Non-cash interest expense                                                            767                           1,658
      Preferred dividend requirement of  subsidiary                                          -                             645
      Deemed dividend on preferred stock conversion                                          -                           1,639
      Changes in operating assets and liabilities, net of acquisitions:
         Accounts receivable                                                            (3,616)                        (10,345)
         Inventories                                                                   (10,917)                        (20,777)
         Accounts payable                                                                1,604                           5,932
         Other current assets and liabilities                                          (14,884)                            (40)
         Accrued restructuring charges                                                 (10,619)                         (2,621)
         Other non-current assets and liabilities, net                                    (581)                         (5,169)
                                                                                     ---------                      ----------
Net cash used in operating activities                                                  (10,471)                         (9,784)

Investing activities:
Acquisitions, net of cash acquired                                                     (40,148)                        (29,898)
Purchases of property and equipment                                                    (11,161)                        (11,809)
Investment in joint ventures                                                                 -                          (2,601)
                                                                                     ---------                      ----------
Net cash used in investing activities                                                  (51,309)                        (44,308)

Financing activities:
Proceeds from initial public offering                                                        -                          51,336
Proceeds from issuances of long-term debt                                                    -                         145,000
Payments on long-term debt                                                                   -                        (147,257)
Net borrowings under revolving line of credit and other                                 63,855                             809
                                                                                     ---------                      ----------
Net cash provided by financing activities                                               63,855                          49,888

Effect of exchange rate changes on cash                                                    (47)                         (1,446)
                                                                                     ---------                      ----------

Net increase (decrease) in cash and cash equivalents                                     2,028                          (5,650)
Cash and cash equivalents at beginning of period                                         8,113                          10,050
                                                                                     ---------                      ----------

Cash and cash equivalents at end of period                                           $  10,141                      $    4,400
                                                                                     =========                      ==========

           See Notes to Condensed Consolidated Financial Statements

                         DELCO REMY INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                           (in thousands of dollars)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended January 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at July 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended July 31, 1998 in Form 10-K.

2. Inventories

Inventories consisted of the following:

                                                             January 31,       July 31,
                                                                1999             1998
        -------------------------------------------------------------------------------
        Raw material                                          $ 126,061       $ 102,281
        Work-in-process                                          37,345          36,742
        Finished goods                                           57,378          59,414
                                                                --------        -------
        Total                                                 $ 220,784       $ 198,437
       --------------------------------------------------------------------------------



3. Comprehensive Income

In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This standard requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income includes certain items that historically have been excluded from the calculation of net income. The Company's other comprehensive income consists of unrealized gains and losses on the translation of the assets and liabilities of its foreign operations. Comprehensive income
(loss) was $6,488 and $(364) for the three-month period ending January 31, 1999 and 1998, respectively and $11,146 and $2,276 for the six-month period ending January 31,1999 and 1998, respectively.

4. Share and Per Share Information

The basic and diluted earnings per common share are determined using the numerator and denominator calculated as follows:

---------------------------------------------------------------------------------------------------------------
                                                        Three-Month Period Ended       Six-Month Period Ended
                                                               January 31,                   January 31,
---------------------------------------------------------------------------------------------------------------
                                                           1999           1998           1999           1998
                                                    -----------------------------------------------------------
Numerator:
Income from continuing operations                          $  5,856      $  2,464         $ 11,244     $  5,525
Extraordinary item                                                -        (1,803)               -       (1,803)
                                                    -----------------------------------------------------------
Numerator for basic and diluted earnings per share         $  5,856      $    661         $ 11,244     $  3,722
                                                    ===========================================================
Denominator (in thousands of shares):
Denominator for basic earnings per share (weighted           23,842        18,878           23,808       17,000
  average shares)
Effect of dilutive securities:
    Warrants                                                  1,680         1,677            1,680        1,677
    Employee stock options                                        -             7                -            4
    Stock purchase plan                                         351           523              398          523
                                                    -----------------------------------------------------------
Denominator for diluted earnings per share
  (weighted average shares and assumed conversions)          25,873        21,085           25,886       19,204
---------------------------------------------------------------------------------------------------------------



5. Acquisitions

On November 13, 1998, Reman Holdings, Inc., a wholly owned subsidiary of the Company purchased 100% of the Common Stock of Williams Technologies, Inc. ("Williams") from The W.W. Williams Company for approximately $40,000 in cash, less Williams' intercompany and third-party debt and subject to working capital and other adjustments. The purchase was funded through proceeds from the Company's Senior Credit Facility. The acquisition was treated as a purchase for accounting purposes and resulted in goodwill of approximately $19,261 which is being amortized over 35 years. Results of operations for Williams are included in the Company's consolidated results from the acquisition date.

Williams is a remanufacturer of automatic transmissions and torque converters for automotive and medium and heavy duty truck applications. Its primary market is the dealer network of major North American and foreign original equipment vehicle manufacturers. The Company does not currently anticipate any significant changes in the operation of the business of Williams.

The unaudited pro forma consolidated results of operations for the six months ended January 31, 1999 and 1998, assuming the acquisition of Williams had been consummated on the first day of each period and that the acquisition of Ballantrae on December 22, 1997 had been consummated on August 1, 1997, are as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Six Months Ended           Six Months Ended
                                                                                      January 31, 1999           January 31, 1998
---------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                                  $ 465,226                    $ 430,653
                                                                                           ---------                    ---------
Income before extraordinary item                                                              11,517                        6,267
                                                                                           ---------                    ---------
Net income                                                                                 $  11,517                     $  4,464
                                                                                           =========                    =========

Basic earnings per common share before extraordinary item                                  $  0.48                       $ 0.37
                                                                                           =======                       ======
Basic earnings per common share                                                            $  0.48                       $ 0.26
                                                                                           =======                       ======
Fully diluted earnings per common share before extraordinary item                          $  0.44                       $ 0.33
                                                                                           =======                       ======
Fully diluted earnings per common share                                                    $  0.44                       $ 0.23
                                                                                           =======                       ======

The pro forma consolidated financial information does not purport to present what the Company's consolidated results of operations would actually have been if the acquisitions had occurred at the beginning of each period and is not intended to project future results of operations.

6. Senior Credit Facility

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

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at January 31, 1999 and July 31, 1998 and for the three month and six month periods ended January 31, 1999 and 1998.

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

The following table sets forth the Guarantor and direct Non-Guarantor
Subsidiaries:

--------------------------------------------------------------------------------------
          Guarantor Subsidiaries                       Non-Guarantor Subsidiaries
--------------------------------------------------------------------------------------
Delco Remy America, Inc.                      Autovill RT Ltd.
Ballantrae Corporation                        Remy UK Limited
Tractech Inc.                                 Delco Remy Mexico, S. de R.L. de C.V.
Nabco, Inc.                                   Delco Remy International (Europe) GmbH
The A & B Group, Inc.                         Remy India Holdings, Inc.
A & B Enterprises, Inc.                       Remy Korea Holdings, Inc.
Dalex, Inc.                                   Delco Remy Brazil, Ltda.
A & B Cores, Inc.                             Publitech, Inc.
R & L Tool Company, Inc.                      World Wide Automotive Distributors, Inc.
MCA, Inc. of Mississippi                      Tractech (Ireland) Ltd.
Power Investments, Inc.                       Kraftube, Inc.
Franklin Power Products, Inc.                 Power Investments Canada Ltd.
International Fuel Systems, Inc.              Alberta Ltd.
Marine Drive Systems, Inc.                    Central Precision Limited
Marine Corporation of America                 Western Reman Ltd. (Canada)
Powrbilt Products, Inc.                       Engine Rebuilders Ltd.
Western Reman, Inc.                           Reman Transport Ltd.
World Wide Automotive, Inc.                   Electro Diesel Rebuild
Williams Technologies, Inc.                   Electro-Rebuild Tunisie S.A.R.L. (Tunisia)


                                                     DELCO REMY INTERNATIONAL, INC.
                                            Condensed Consolidating Statement of Operations
                                              For the Three Months Ended January 31, 1999

                                           Delco Remy
                                          International
                                              Inc.                                 Non-
                                             (Parent          Subsidiary         Guarantor
                                          Company Only)       Guarantors       Subsidiaries       Eliminations       Consolidated
                                         --------------      -----------       ------------       ------------      --------------
Net sales..............................   $      -           $  223,288          $  65,595         $ (66,559)(a)        $  222,324
Cost of goods sold.....................          -              187,371             54,202           (66,559)(a)           175,014
                                         ---------           ----------          ---------         ---------            ----------

Gross profit...........................          -               35,917             11,393                 -                47,310

Selling, engineering, and
 administrative expenses...............      2,926               18,127              5,434                 -                26,487

                                         ---------           ----------          ---------         ---------            ----------

Operating (loss) income................     (2,926)              17,790              5,959                 -                20,823

Interest expense.......................     (6,664)              (4,097)              (505)                -               (11,266)
                                         ---------           ----------          ---------         ---------            ----------

(Loss) income from continuing
       operations before income
       tax (benefit), minority interest
       in income of subsidiaries, equity
       earnings of subsidiaries, income
       from unconsolidated joint
       ventures........................     (9,590)              13,693              5,454                 -                 9,557
Income taxes (benefit).................       (628)               2,595              1,760                 -                 3,727

Minority interest in income of
 subsidiaries..........................          -                 (650)              (171)                -                  (821)
Equity in earnings of subsidiaries.....     14,818                    -                  -           (14,818)(b)                 -
Income from unconsolidated joint
 ventures..............................          -                    -                847                                     847
                                         ---------           ----------          ---------         ---------            ----------

Net income (loss)                         $  5,856            $  10,448           $  4,370          $ (14,818)           $   5,856
                                         =========           ==========          =========         ==========           ==========

(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.

                                                     DELCO REMY INTERNATIONAL, INC.
                                            Condensed Consolidating Statement of Operations
                                            For the Six Month Period Ended January 31, 1999

                                           Delco Remy
                                          International
                                              Inc.                                 Non-
                                             (Parent          Subsidiary         Guarantor
                                          Company Only)       Guarantors       Subsidiaries       Eliminations        Consolidated
                                         --------------      -----------       ------------       --------------    ---------------

Net sales..............................      $        -        $ 458,228          $ 120,596         $ (123,715)(a)        $ 455,109
Cost of goods sold.....................               -          390,345             99,397           (123,715)(a)          366,027
                                         --------------      -----------        -----------        -----------        -------------

Gross profit...........................               -           67,883             21,199                                  89,082

Selling, engineering, and
 administrative expenses...............           5,108           34,689              9,914                                  49,711
                                         --------------      -----------        -----------        -----------        -------------

Operating (loss) income................          (5,108)          33,194             11,285                                  39,371

Interest expense.......................          13,831            7,316                522                                 21,669
                                         --------------      -----------        -----------        -----------        -------------

(Loss) income from continuing
    operations before income
    tax (benefit), minority
    interest in income of
    subsidiaries, equity in earnings
    of subsidiaries and income from
    unconsolidated joint ventures......         (18,939)          25,878             10,763                                 17,702
Income taxes (benefit).................          (2,334)           6,035              3,203                 -                6,904
Minority interest in income
 of subsidiaries.......................               -           (1,238)              (344)                                (1,582)
Equity in earnings of subsidiaries.....          27,849                -                  -           (27,849)(b)                -
Income from unconsolidated joint                      -                               2,028                                  2,028
 ventures..............................
                                         --------------      -----------        -----------        -----------        ------------

Net income (loss)......................        $ 11,244         $ 18,605           $  9,244         $ (27,849)            $ 11,244
                                         ==============      ===========        ===========        ===========        ============

(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.

                        Delco Remy International, Inc.
                Condensed Consolidated Statement of Operations
                  For the Three Months Ended January 31, 1998
                           (in thousands of dollars)


                                                           Delco Remy
                                                          International
                                                              Inc.                          Non-
                                                            (Parent       Subsidiary      Guarantor
                                                          Company Only)   Guarantors     Subsidiaries   Eliminations   Consolidated
                                                        ----------------------------------------------------------------------------

Net sales                                                  $     -         $199,596        $28,128       $(34,465) (a)   $193,259
Cost of goods sold                                               -          164,692         23,834        (34,465) (a)    154,061
                                                        ----------------------------------------------------------------------------


Gross profit                                                     -           34,904          4,294              -          39,198
Selling, engineering, & administrative expenses                654           18,352          2,224              -          21,230
                                                        ----------------------------------------------------------------------------

Operating income (loss)                                       (654)          16,552          2,070              -          17,968
Interest expense                                             5,760            4,285             84              -          10,129
                                                        ----------------------------------------------------------------------------


Income (loss) from continuing operations before income
   taxes (benefit), minority interest in income of
   subsidiaries, equity in earnings of subsidiaries
   deemed dividend on preferred stock conversion, and
   preferred dividend requirements of subsidiary            (6,414)          12,267          1,986              -           7,839
Income taxes (benefit)                                      (2,471)           4,726            765              -           3,020
Minority interest in income of subsidiary                        -             (436)           (46)             -            (482)
Equity in earnings of subsidiary                             4,604                -              -         (4,604) (b)          -
Deemed dividend on preferred stock conversion                    -                -              -         (1,639) (c)     (1,639)
Preferred dividend requirement of subsidiary                     -                -              -           (234) (c)       (234)
                                                        ---------------------------------------------------------------------------

Income (loss) from continuing operations                       661            7,105          1,175         (6,477)          2,464

Extraordinary item:
   Write-off of debt issuance costs
             (less applicable income tax benefit)                -           (1,803)             -              -          (1,803)
                                                        ---------------------------------------------------------------------------

Net income (loss)                                          $   661         $  5,302        $ 1,175       $ (6,477)       $    661
                                                        ===========================================================================



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

                        Delco Remy International, Inc.
                Condensed Consolidated Statement of Operations
                   For the Six Months Ended January 31, 1998
                           (in thousands of dollars)

                                                            Delco Remy
                                                           International
                                                                Inc.                        Non-
                                                              (Parent     Subsidiary      Guarantor
                                                           Company Only)  Guarantors     Subsidiaries   Eliminations    Consolidated

                                                           -------------------------------------------------------------------------

Net sales                                                   $      -       $413,240        $53,940        $(64,901) (a)   $402,279
Cost of goods sold                                                 -        344,177         45,662         (64,901) (a)    324,938
                                                           -------------------------------------------------------------------------


Gross profit                                                       -         69,063          8,278               -          77,341

Selling, engineering, & administrative expenses                1,514         35,935          4,717               -          42,166
                                                           -------------------------------------------------------------------------

Operating income (loss)                                       (1,514)        33,128          3,561               -          35,175
Interest expense                                              10,568          9,992             90               -          20,650
                                                           -------------------------------------------------------------------------


Income (loss) from continuing operations
   before income taxes (benefit), minority
   interest in income of subsidiaries,
   equity earnings of subsidiaries
   deemed dividend on preferred stock
   conversion, and preferred dividend
   requirement of subsidiary                                 (12,082)        23,136          3,471               -          14,525
Income taxes (benefit)                                        (4,738)        9,072           1,361               -           5,695
Minority interest in income of subsidiary                          -          (944)            (77)              -          (1,021)
Equity in earnings of subsidiary                              11,066             -               -         (11,066) (b)          -
Deemed dividend on preferred stock conversion                      -             -               -          (1,639) (c)     (1,639)
Preferred dividend requirement of subsidiary                       -             -               -            (645) (c)       (645)
                                                           -------------------------------------------------------------------------


Income (loss) from continuing operations                       3,722        13,120           2,033         (13,350)          5,525

Extraordinary item:
   Write-off of debt issuance costs
   (less applicable income tax benefit)                            -        (1,803)              -               -          (1,803)
                                                           -------------------------------------------------------------------------


Net income (loss)                                           $  3,722      $ 11,317         $ 2,033        $(13,350)       $  3,722
                                                           =========================================================================



----------------------------------

(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.
(c) Recording of preferred dividend requirement of subsidiary and deemed dividend on preferred stock conversion

                                                                           DELCO REMY INTERNATIONAL, INC.
                                                                        Condensed Consolidating Balance Sheet
                                                                                  January 31, 1999

                                       Delco Remy
                                      International
                                           Inc.                                 Non-
                                         (Parent         Subsidiary           Guarantor
                                      Company Only)      Guarantors         Subsidiaries        Eliminations          Consolidated
                                     ----------------------------------------------------------------------------------------------
Assets:

Current assets:
   Cash and cash equivalents.......  $        -        $    1,796           $    8,345         $         -               $   10,141
   Trade accounts receivable.......           -           122,361               17,553                   -                  139,914
   Other receivables...............       1,776            10,526                5,272                   -                   17,574
   Inventories.....................           -           181,493               39,291                   -                  220,784
   Deferred income taxes...........       6,578            11,961                   67                   -                   18,606
   Other current assets............       2,804             6,579                  329                   -                    9,712
                                     ----------        ----------           ----------        ------------            -------------

Total current assets...............      11,158           334,716               70,857                   -                  416,731

Property and equipment.............          20           199,440               32,235                   -                  231,695
Less accumulated depreciation......          20            51,959                6,699                   -                   58,678
                                      ---------        ----------           ----------        ------------            -------------
                                              -           147,481               25,536                   -                  173,017

Deferred financing costs...........       8,898             3,138                   37                   -                   12,073
Goodwill, net......................           -           110,790               22,638                   -                  133,428
Net assets held for disposal.......           -            14,477                    -                   -                   14,477
Investment in affiliates...........     333,085                 -                    -            (318,584)(a)               14,501
Other assets.......................       3,631               683                  834                   -                    5,148
                                      ---------        ----------           ----------        ------------            -------------
Total assets.......................   $ 356,772         $ 611,285            $ 119,902          $ (318,584)               $ 769,375
                                      =========        ==========           ==========        ============            =============

Liabilities and stockholders' equity:

Current liabilities:
   Accounts payable................   $     243         $  79,815            $  13,989          $        -                $  94,047
   Intercompany accounts...........     (42,440)           37,489                4,951                   -                        -
   Accrued interest payable........       9,001             1,885                    -                   -                   10,886
   Accrued restructuring
    charges........................           -            24,900                    -                   -                   24,900
   Other liabilities and
     accrued expenses..............       1,012            31,144                3,457                   -                   35,613
   Current portion of long
     term debt.....................           -             1,018                2,342                   -                    3,360
                                      ---------        ----------           ----------        ------------            -------------
Total current liabilities..........     (32,184)          176,251               24,739                   -                  168,806

Deferred income taxes..............       1,761                40                  (32)                  -                    1,769
Long-term debt, less current
 portion...........................     285,000           163,962               12,728                   -                  461,690
Post-retirement benefits other
 than pensions.....................           -            18,407                    -                   -                   18,407
Accrued pension benefit............           -             5,031                    -                   -                    5,031
Other non-current liabilities......       2,334             2,253                1,366                   -                    5,953

Minority interest in
 subsidiaries......................           -             9,886                2,144                   -                   12,030

Stockholders' equity:
          Common stock:
              Class A shares.......         182                 -                    -                   -                      182

              Class B shares.......          63                 -                    -                   -                       63

          Paid-in capital..........     106,392                 -                    -                   -                  106,392
          Subsidiary investment....           -           211,587               58,446            (270,033)(a)                    -
          Retained earnings
           (deficit)...............      (4,951)           22,998               25,553             (48,551)(b)               (4,951)

          Cumulative translation
           adjustment..............           -               870               (5,042)                  -                   (4,172)

          Stock purchase plan......      (1,825)                -                    -                   -                   (1,825)

                                     ----------        ----------           ----------        ------------            -------------

          Total stockholders'
           equity (deficit)........      99,861           235,455               78,957            (318,584)                  95,689
                                     ----------        ----------           ----------        ------------            -------------

Total liabilities and stockholders'
 equity (deficit)..................   $ 356,772         $ 611,285            $ 119,902          $ (318,584)                $769,375
                                     ==========        ==========           ==========        ============            =============

(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.

                        Delco Remy International, Inc.
                     Condensed Consolidating Balance Sheet
                                 July 31, 1998
                           (in thousands of dollars)

                                              Delco Remy
                                           International Inc.                         Non-
                                               (Parent            Subsidiary        Guarantor
                                             Company Only)        Guarantors       Subsidiaries     Eliminations      Consolidated
                                             -------------        ----------       ------------     ------------      ---------
ASSETS:
Current assets:
Cash and cash equivalents..................           $--              $125             $7,988             $--           $8,113
Trade accounts receivable..................            --           106,543             20,353              --          126,896
Other receivables..........................            --             8,161              1,685              --            9,846
Recoverable income taxes...................            --             1,802                 --              --            1,802
Inventories................................            --           165,150             33,287              --          198,437
Deferred income taxes......................         6,428            15,225                 --              --           21,653
Other current assets.......................            --             2,405                478              --            2,883
                                               ----------        ----------         ----------       -----------      ---------
Total current assets.......................         6,428           299,411             63,791              --          369,630
Property and equipment.....................            20           178,146             30,371              --          208,537
Less accumulated depreciation..............            20            44,769              5,779              --           50,568
                                               ----------        ----------         ----------       -----------      ---------
Property and equipment, net                            --           133,377             24,592              --          157,969
Deferred financing costs...................         9,437             1,312                 37              --           10,786
Goodwill, net..............................            --            93,673             21,773              --          115,446
Net assets held for disposal...............            --            14,894                 --              --           14,894
Investments in affiliates and joint
 ventures..................................       261,541                --                 --    (249,067)(a)(b)        12,474
Other assets...............................         2,523               876                399              --            3,798
                                               ----------         ---------           --------        ----------       --------
Total assets...............................      $279,929          $543,543           $110,592       $(249,067)        $684,997
                                               ==========        ==========           ========       ==========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable...........................          $130           $71,180            $14,494             $--          $85,804
Intercompany accounts......................      (79,839)            82,869            (3,030)              --               --
Accrued interest payable...................         9,001               580                 --              --            9,581
Accrued restructuring charges..............            --            35,519                 --              --           35,519
Other liabilities and accrued expenses.....         2,751            30,505              4,062              --           37,318
Current portion of long-term debt..........            --               961                987              --            1,948
                                               ----------        ----------          ---------      -----------      ----------
Total current liabilities..................      (67,957)           221,614             16,513              --          170,170
Deferred income taxes......................      (25,431)            23,755              2,917              --            1,241
Long-term debt, less current portion.......       285,000           101,218              7,588              --          393,806
Post-retirement benefits other than
 pensions..................................            --            16,495                 --              --           16,495
Accrued pension benefits...................            --             4,628                 --              --            4,628
Other non-current liabilities..............             3             3,802                162              --            3,967
Minority interests in  subsidiaries........            --             8,650              1,800              --           10,450
Stockholders' equity (deficit):
Common stock:
  Class A shares...........................           182                --                 --              --              182
  Class B shares...........................            63                --                 --              --               63
Paid-in capital............................       106,392                --                 --              --          106,392
Subsidiary investments.....................            --           158,988             69,377    (228,365)(a)               --
Retained earnings (deficit)................      (16,194)             4,393             16,309     (20,702)(b)         (16,194)
Cumulative translation adjustment..........            --                --            (4,074)              --          (4,074)
Stock purchase plan........................       (2,129)                --                 --              --          (2,129)
                                               ----------        ----------          ---------      -----------      ----------
Total stockholders' equity (deficit).......        88,314           163,381             81,612       (249,067)           84,240
                                               ----------        ----------          ---------      -----------      ----------
Total liabilities and stockholders' equity
 (deficit).................................      $279,929          $543,543           $110,592      $(249,067)         $684,997
                                               ==========        ==========          =========      ===========      ==========


(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.

                        DELCO REMY INTERNATIONAL, INC.
                Condensed Consolidating Statement of Cash Flows
                For the Six Month Period Ended January 31, 1999

                                                        Delco Remy
                                                       International
                                                           Inc.                              Non-
                                                         (Parent           Subsidiary      Guarantor
                                                       Company Only)       Guarantors     Subsidiaries   Eliminations   Consolidated
                                                       --------------      ----------     ------------   ------------   ------------
Operating Activities:
Net income (loss)...................................... $ 11,244            $ 18,605       $ 9,244        $(27,849)      $ 11,244
  Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in)
   operating activities:
  Depreciation                                                 -               7,306         1,206               -          8,512
  Amortization                                               576               2,282           245               -          3,103
  Minority Interest in income of subsidiaries                  -               1,236           346               -          1,582
  Income from unconsolidated joint ventures                    -                   -        (2,028)              -         (2,028)
  Equity in earnings of subsidiary....................   (27,849)                  -             -          27,849 (a)          -
  Deferred income taxes...............................      (150)              3,264           (67)              -          3,047
  Post-retirement benefits other than pensions........         -               1,912             -               -          1,912
  Accrued pension benefits............................         -                 403             -               -            403
  Non-cash interest expense...........................       546                 221             -               -            767
  Changes in operating assets and
   liabilities, net of acquisitions:
       Accounts receivable............................         -              (6,616)        3,000               -         (3,616)
       Inventories....................................         -              (4,913)       (6,004)              -        (10,917)
       Accounts payable...............................       113               1,996          (505)              -          1,604
       Intercompany accounts..........................    51,484             (50,956)         (528)              -              -
       Other current assets and liabilities...........     1,215             (12,644)       (3,455)              -        (14,884)
       Accrued restructuring..........................         -             (10,619)            -               -        (10,619)
       Other non-current assets and
       liabilities, net...............................     2,969                 481        (4,031)              -           (581)
                                                        --------            --------       -------        --------       --------

Net cash provided by (used in) operating
 activities...........................................    40,148             (48,042)       (2,577)              -        (10,471)

Investing activities:
Acquisition, net of cash acquired.....................   (40,148)                  -             -               -        (40,148)
Purchase of property and equipment....................         -              (8,081)       (3,080)              -        (11,161)
                                                        --------            --------       -------        --------       --------

Net cash used in investing activities.................   (40,148)             (8,081)       (3,080)              -        (51,309)

Financing activities:
Other financing activities............................         -              57,794         6,061               -         63,855
                                                        --------            --------       -------        --------       --------

Net provided by financing activities..................         -              57,794         6,061               -         63,855
                                                        --------            --------       -------        --------       --------
Effect of exchange rate changes on cash...............         -                   -           (47)              -            (47)
                                                        --------            --------       -------        --------       --------

Net increase in cash and cash equivalents.............         -               1,671           357               -          2,028
Cash and cash equivalents at beginning of period......         -                 125         7,988               -          8,113
                                                        --------            --------       -------        --------       --------
Cash and cash equivalents at end of period............  $      -            $  1,796       $ 8,345        $      -       $ 10,141
                                                        ========            ========       =======        ========       ========

(a)  Elimination of equity in earnings of subsidiary.

                        Delco Remy International, Inc.
                Condensed Consolidating Statement of Cash Flows
                   For the Six Months Ended January 31, 1998
                          ( in thousands of dollars )


                                                     Delco Remy
                                                    International
                                                        Inc.
                                                      (Parent                          Non-
                                                      Company      Subsidiary       Guarantor
                                                       Only)       Guarantors      Subsidiaries    Eliminations    Consolidated
                                               ----------------------------------------------------------------------------------
Operating Activities:
Net income (loss)                                  $   3,722        $  11,317         $ 2,033        $(13,350)        $   3,722
Extraordinary item                                         -            1,803               -               -             1,803
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation                                           -            7,820             582               -             8,402
    Amortization                                          72            2,114             139               -             2,325
    Equity in earnings of subsidiary                 (11,066)               -               -          11,066(a)              -
    Deferred income taxes                             (4,467)           6,869            (381)              -             2,021
    Non-cash interest expense                          1,396              262               -               -             1,658
    Minority interest in subsidiary                        -              944              77               -             1,021
    Preferred dividend requirement of
       Subsidiary                                          -                -               -             645(b)            645
    Deemed dividend on preferred
       stock conversion                                    -                                -           1,639(b)          1,639
    Changes in operating assets and
       liabilities, net of acquisitions:
       Accounts receivable                                 -          (10,458)            113               -           (10,345)
       Inventories                                         -          (17,894)         (2,883)              -           (20,777)
       Accounts payable                                    -            6,861            (929)              -             5,932
       Intercompany accounts                        (143,978)         148,095          (4,117)              -                 -
       Other current assets and liabilities            5,511           (2,363)         (3,188)              -               (40)
       Accrued restructuring                               -           (2,621)              -               -            (2,621)
       Other non-current assets and
         Liabilities, net                             (6,727)          (6,337)          7,895               -            (5,169)
                                                    ---------------------------------------------------------------------------
Net cash (used by) provided by operating activities (155,537)         146,412            (659)              -            (9,784)
                                                    ---------------------------------------------------------------------------

Investing activities:
Acquisition, net of cash acquired                    (29,898)               -               -               -           (29,898)
Purchase of property and equipment                         -           (8,215)         (3,594)              -           (11,809)
Investment in affiliates                              (2,601)               -               -               -            (2,601)
                                                    ---------------------------------------------------------------------------
Net cash used in investing activities                (32,499)          (8,215)         (3,594)              -           (44,308)
                                                    ---------------------------------------------------------------------------
Financing activities:
Proceeds from issuance of long term debt             145,000                -               -               -           145,000
Payments on long-term debt                            (8,300)        (138,957)              -               -          (147,257)
Other financing activities                                 -              257             552                               809
Proceeds from initial public offering                 51,336                -               -               -            51,336
                                                    ---------------------------------------------------------------------------
Net cash provided by (used in) financing activities  188,036         (138,700)            552               -            49,888
                                                    ---------------------------------------------------------------------------
Effect of exchange rate changes on cash                    -                -          (1,446)              -            (1,446)

Net decrease in cash and cash equivalents                  -             (503)         (5,147)              -            (5,650)
Cash and cash equivalents at beginning of year             -            1,504           8,546               -            10,050
                                                    ---------------------------------------------------------------------------
Cash and cash equivalents at end of year            $      -        $   1,001         $ 3,399        $      -         $   4,400
                                                    ===========================================================================
-------------------------


(a)  Elimination of equity in earnings of subsidiary.
(b) Recording of preferred dividend requirement of subsidiary and deemed dividend on preferred stock conversion

                                    ITEM 2.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations

                                                            Three Months Ended                       Six Months Ended

                                                            Ending January 31,                       Ending January 31,
                                                       1999                   1998               1999                 1998
          (Thousands of Dollars)                   Amount    %            Amount   %          Amount   %             Amount   %
Net Sales                                       $222,324    100.0%     $193,259   100.0%   $455,109   100.0%     $402,279   100.0%

Cost of Sales                                    175,014     78.7%      154,061    79.7%    366,027    80.4%      324,938    80.8%
                                                --------------------  -------------------  -------------------  -------------------
Gross Profit                                      47,310     21.3%       39,198    20.3%     89,082    19.6%       77,341    19.2%

Selling, Engineering, and
 Administrative Expense                           26,487     11.9%       21,230    11.0%     49,711    10.9%       42,166    10.5%
                                                --------------------  -------------------  -------------------  -------------------

Operating Income                                  20,823      9.4%       17,968     9.3%     39,371     8.7%       35,175     8.7%

Interest Expense                                  11,266      5.1%       10,129     5.2%     21,669     4.8%       20,650     5.1%

Provision for Income Taxes                         3,727      1.7%        3,020     1.6%      6,904     1.5%        5,695     1.4%

Minority Interest                                   (821)    -0.4%         (482)   -0.2%     (1,582)   -0.3%       (1,021)   -0.3%

Income from unconsolidated joint ventures            847      0.4%            -     0.0%      2,028     0.4%            -     0.0%

Preferred Dividend Requirement of Subsidiary           -      0.0%         (234)   -0.1%          -     0.0%         (645)   -0.2%

Non-recurring deemed dividend on preferred stock       -      0.0%       (1,639)   -0.8%          -     0.0%       (1,639)   -0.4%
conversion

Write-Off of Debt Issuance Costs Net of Tax            -      0.0%       (1,803)   -0.9%          -     0.0%       (1,803)   -0.4%
                                                --------------------  -------------------  -------------------  -------------------

Net Income                                      $  5,856      2.6%     $    661     0.3%   $ 11,244     2.5%     $  3,722     0.9%
                                                ====================  ===================  ===================  ===================

Three Months Ended January 31, 1999 Compared to Three Months Ended January 31, 1998
          Net Sales Net sales were $222.3 million for the three months ended January 31, 1999, an increase of $29.1 million, or 15.0%, from $193.3 million for the comparable period of 1998. This increase was due to growth in the Company's aftermarket business, including the effect of the acquisitions of Williams (November 1998), Electro Diesel Rebuild (July 1998) and Lucas Varity (April 1998). Growth in aftermarket sales also reflected stronger market demand and the addition of new customers and distribution. OEM sales were up due primarily to the acquisition of Ballantrae in December 1997 and increased automotive and heavy duty demand.
          Gross Profit Gross profit was $47.3 million in the second quarter compared to $39.2 million in the second quarter of fiscal 1998, an increase of $8.1 million, or 20.7%. This growth reflects the acquisitions and volume increases discussed above. As a percentage of net sales, gross profit improved to 21.3% from 20.3% due to sales growth, a higher mix of aftermarket sales and improved productivity and quality.
          Selling, Engineering and Administrative Expenses Selling, engineering, and administrative (SE&A) expenses of $26.5 million were up $5.3 million, or 24.8%, from $21.2 million in the comparable period of fiscal 1998 and, as a percentage of sales, were 11.9% versus 11.0%. The effect of the Ballantrae and Williams acquisitions were largely offset by continued emphasis on overall cost control.
          Operating Income Operating income was $20.8 million for the three months ended January 31, 1999, an increase of $2.9 million, or 15.9%, from the second quarter of fiscal 1998. As a percentage of net sales, operating income was essentially unchanged at 9.4% versus 9.3% in 1998. The growth in sales and gross profit was partially offset by the increase in SE&A expense, as discussed above.
          Interest Expense Interest expense of $11.3 million in the second quarter was up $1.1 million, or 11.2%, compared to $10.1 million in the second quarter last year. The Company's weighted average interest rate declined year over year as funds generated from the initial public offering in December 1997 were used to repay higher interest rate debt. This was more than offset by increased utilization of the Senior Credit Facility since the refinancing to fund acquisitions and business growth.
          Income Taxes Income taxes for the three months ended January 31, 1999 were $3.7 million compared to $3.0 million in the second quarter of fiscal 1998. The Company's consolidated effective income tax rate varies between 39% and 40% based on income levels and other factors involving the states and countries in which the Company does business.
          Non-recurring Deemed Dividend of Preferred Stock Conversion. In December 1997, a deemed dividend of subsidiary arose from the exchange of the redeemable exchangeable preferred stock of subsidiary for the excess of the fair value of the 8% Subordinated Debenture over the carrying value of the redeemable exchangeable preferred stock of subsidiary resulting in a non-recurring charge of $1.6 million for the three month period ending January 31, 1998.
          Write Off of Debt Issuance Cost.   In December 1997, certain debt was
retired with the proceeds from the senior notes and initial public offering. Unamortized issuance costs, net of income taxes, of $1.8 million relating to the retired debt was written off in the three month period ended
January 31, 1998.

Six Months Ended January 31, 1999 Compared to Six Months Ended January 31, 1998

          Net Sales Net sales of $455.1 million in the first half of fiscal 1999 were up $52.8 million, or 13.1%, compared with the first half of fiscal 1998. This increase was driven by the acquisitions discussed above, strong market demand, new customers and distribution in the aftermarket and increased demand in the automotive and heavy duty OEM markets. Sales in the first two months of the first quarter were negatively affected by the GM strike in the summer of 1998; the strike ended at the beginning of the Company's first quarter and demand from GM returned to prior levels gradually throughout the quarter.
          Gross Profit Gross profit of $89.1 million increased $11.7 million, or 15.2%, from the first half of fiscal 1998 due to acquisitions and sales volume growth. As a percentage of net sales, gross profit improved from 19.2% to 19.6% in 1999 due to the higher mix of aftermarket sales and improved productivity. The slow ramp up of demand from GM following the strike negatively affected profitability in the first quarter through less than normal utilization of plant capacity during that period.
          Selling, Engineering and Administrative Expenses SE&A expenses of $49.7 million were up $7.5 million, or 17.9%, from $42.2 million in the first six months of fiscal 1998 and , as a percentage of sales, were 10.9% versus 10.5%. The effect of the Ballantrae and Williams acquisitions were mostly offset by continued emphasis on overall cost control.
          Operating Income Operating income was $39.4 million in the first half of fiscal 1999, an increase of $4.2 million, or 11.9%, from the first half of fiscal 1998. As a percentage of net sales, operating income was 8.7% in both years, as the growth in sales and gross profit was mostly offset by the increase in SE&A expense.
          Interest Expense Interest expense of $21.7 million was up $1.0 million, or 4.9%, compared to $20.7 million in the first half last year. The lower weighted average interest rate was mostly offset by increased utilization of the Senior Credit Facility.
          Income Taxes Income taxes for the six months ended January 31, 1999 were $6.9 million compared to $5.7 million in 1998. The effective income tax rate approximated 39% in both periods.

     Non-recurring Deemed Dividend of Preferred Stock Conversion.   In December
1997, a deemed dividend of subsidiary arose from the exchange of the redeemable exchangeable preferred stock of subsidiary for the excess of the fair value of the 8% Subordinated Debenture over the carrying value of the redeemable exchangeable preferred stock of subsidiary resulting in a non-recurring charge of $1.6 million for the six month period ending January 31, 1998.
     Write Off of Debt Issuance Cost.   In December 1997, certain debt was
retired out of the proceeds from the senior notes and initial public offering. Unamortized issuance costs, net of income taxes, of $1.8 million relating to the retired debt was written off in the six month period ended January 31, 1998.

Liquidity and Capital Resources
          The Company's liquidity needs include required debt service, working capital needs and the funding of capital expenditures. The Company does not currently have any significant maturities of long-term debt prior to 2006 other than the senior credit facility and the 8% Subordinated Debenture.
          Cash interest expense for the six months ended January 31, 1999 was $20.9 million. Non-cash interest accrued during the six months ended January 31, 1999 was $.8 million, or 3.5% of total interest expense.
          Cash used in operating activities in the first half of fiscal 1999 of $10.5 million compares with cash used of $9.8 million in the first half of fiscal 1998. Increased earnings, excluding non-cash charges, and smaller increases in accounts receivable and inventories were offset by higher cash restructuring payments and increases in other current assets.
          Cash used in investing activities of $51.3 million in the first two quarters of 1999 was $7.0 million higher than cash used in the comparable period of fiscal 1998 due to cash payments for acquisitions. The Company's capital expenditures were $11.2 million for the six months ended January 31, 1999. The Company has budgeted capital expenditures of approximately $14.8 million for the remainder of fiscal year 1999. Planned capital expenditures consist primarily of production equipment for the Company's new focus plants. Cost reduction programs account for a significant portion of planned capital expenditures and include upgrades in machinery technology, new quality standards and environmental compliance.
          Cash provided by financing activities of $63.9 million in the first half of 1999, consisting primarily of borrowing under the Senior Credit Facility, was up from $49.9 million provided in the first half of 1998.The Company's initial public offering of 4.6 million shares of Class A Common Stock in December 1997 and January 1998 generated net proceeds of $51.3 million. The Company also issued 8 5/8% Senior Subordinated Notes with net proceeds of $141.4 million in December 1997. These proceeds were used to pay off debt with higher interest rates and less favorable terms. On January 31, 1999 the debt to total capitalization of the Company was 83% as compared to 79% on January 31, 1998.
          The Company's principal sources of cash to fund its liquidity needs consist of net cash from operating activities and borrowings under the Senior Credit Facility. As discussed in Note 6 to the Condensed Consolidated Financial Statements, the Company amended its senior credit facility on November 13, 1998. As a result of this amendment, revolving loans are now available in the aggregate principal amount of $300 million. As of February 28, 1999, approximately $128.6 million remained available.
          The Company believes that cash generated from operations, together with the amounts available under the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. The Company's future operating performance and ability to service, extend, or refinance its indebtedness will be subject to future economic conditions and to financial, business and other factors that are beyond the Company's control.

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

Year 2000 Readiness Disclosure
          The Company has established remediation plans for all mission-critical systems and processes potentially affected by the Year 2000 end. Implementation of these plans should be substantially complete by the end of calendar year 1999. A description of the specific phases of these plans and their expected completion dates is provided in the Company's latest report on Form 10-K.

Foreign Sales
          Approximately 24% of the Company's sales are derived from sales made to customers in foreign countries. Because of these foreign sales, the Company's business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

                         PART II.   OTHER INFORMATION
                         ----------------------------

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

The Company held its Annual Meeting of Shareholders on December 17, 1998. Matters voted upon by proxy were: The election of directors for terms expiring at the Company's next annual meeting of shareholders and the ratification of the Board of Directors' appointment of Ernst & Young LLP, Certified Public Accountants, as independent accountants to examine the financial statements of the Company for the fiscal year 1999.


                                     Voted For   Voted Against  Abstained
                                     ----------  -------------  ---------

Election of Directors:
    Harold K. Sperlich               16,062,974              0     53,189
    Thomas J. Snyder                 16,062,544              0     53,619
    E. H. Billig                     16,063,024              0     53,139
    Richard M. Cashin, Jr.           15,485,844              0    630,319
    Michael A. Delaney               16,062,974              0     53,189
    James R. Gerrity                 16,063,074              0     53,089
    Robert J. Schultz                16,077,874              0     38,289

Proposal to ratify Ernst & Young,
  LLP as the Company's independent
  accountants                        16,104,413          7,509      4,241


Item 5.  Other Information
-------  -----------------

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

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

                (a)  Exhibits

                     27  Financial Data Schedule (Filed via EDGAR only)

                (b)  Reports on Form 8-K

                     On November 24, 1998 the Company filed a current report on Form 8-K to report its purchase of 100% of the common stock of Williams Technology, Inc., a wholly owned subsidiary of W.W. Williams Company, on November 13, 1998.

                     On January 27, 1999 the Company amended its report on Form 8-K relative to the acquisition of Williams Technology, Inc., providing financial statements of Williams and pro forma financial information.

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


                                     DELCO REMY INTERNATIONAL, INC.
                                     ------------------------------
                                            (Registrant)


                                            /s/ David L. Harbert
Date:  March 17, 1999                By:  ________________________________
                                            David L. Harbert
                                            Executive Vice President and
                                            Chief Financial Officer


                                            /s/ David E. Stoll
Date:  March 17, 1999                By:  ________________________________
                                            David E. Stoll
                                            Vice President and Controller
                                            Chief Accounting Officer