Form 10-Q
period 1999-04-30
DELCO REMY INTERNATIONAL INC
filed 1999-06-07
CIK 1046859

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended April 30, 1999
                                                                 --------------
                                      OR

   [_] Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From
                ____________________ to _________________

Commission File Number              1-13683
                      ---------------------------------------------------

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

                                Yes X     No ___
                                   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                        Number of common shares outstanding
             Class                              as of May 7, 1999
             -----                              -----------------

   Common Stock - Class A                          18,118,058
   Common Stock - Class B                           6,278,055

                         PART I. FINANCIAL INFORMATION
                         Item 1. FINANCIAL STATEMENTS
                                 --------------------

                Condensed Consolidated Statements of Operations
                Delco Remy International, Inc. and Subsidiaries
                                  (Unaudited)

                                                                Three-Month Period                       Nine-Month Period
                                                                  Ended April 30                           Ended April 30
                                                             -------------------------              -----------------------------
                                                                1999          1998                       1999           1998
                                                             =========================              =============================
                                                                      (in thousands of dollars, except per share amounts)

Net sales                                                    $   248,826    $  217,083              $      703,935    $   619,362
Cost of goods sold                                               196,305       172,349                     562,932        497,287
                                                             -----------    ----------              --------------    -----------

Gross profit                                                      52,521        44,734                     141,003        122,075
Selling, engineering, and administrative expenses                 28,157        25,292                      77,269         67,871
                                                             -----------    ----------              --------------    -----------

Operating income                                                  24,364        19,442                      63,734         54,204
Interest expense                                                  12,695         9,748                      34,363         30,398
                                                             -----------    ----------              --------------    -----------

Income before income taxes,
    minority interest in income of subsidiaries, income
    from unconsolidated joint ventures, deemed
     dividend on preferred stock conversion, and preferred
    dividend requirement of subsidiary                            11,669         9,694                      29,371         23,806
Income taxes                                                       4,550         4,074                      11,456          9,769
Minority interest in income of subsidiaries                         (746)         (524)                     (2,328)        (1,545)
Income from unconsolidated joint ventures                          1,801           831                       3,828          1,244
Deemed dividend on preferred stock conversion                          -             -                           -         (1,639)
Preferred dividend requirement of subsidiary                           -             -                           -           (645)
                                                             -----------    ----------              --------------    -----------

Income before extraordinary item                                   8,174         5,927                      19,415         11,452

Extraordinary item:
    Write-off of debt issuance costs
    (less applicable tax benefit)                                      -             -                           -         (1,803)
                                                             -----------    ----------              --------------    -----------
Net income                                                   $     8,174    $    5,927              $       19,415    $     9,649
                                                             ===========    ==========              ==============    ===========


Basic Earnings Per Common Share:
    Income before extraordinary item                         $      0.34    $     0.25              $         0.81    $      0.70
    Extraordinary item (write-off of debt issuance)                    -             -                           -          (0.11)
                                                             ===========    ==========              ==============    ===========
    Net income                                               $      0.34    $     0.25              $         0.81           0.59
                                                             ===========    ==========              ==============    ===========

Diluted Earnings Per Common Share:
    Income before extraordinary item                         $      0.32    $     0.23              $         0.75    $      0.61
    Extraordinary item (write-off of debt issuance)                    -             -                           -          (0.10)
                                                             ===========    ==========              ==============    ===========
Net income                                                   $      0.32    $     0.23              $         0.75    $      0.51
                                                             ===========    ==========              ==============    ===========

           See notes to condensed consolidated financial statements

                     Condensed Consolidated Balance Sheets
                Delco Remy International, Inc. and Subsidiaries

                                                                           April 30,              July 31,
                                                                             1999                   1998
                                                                       ----------------       ----------------
                                                                             (in thousands of dollars)
                                ASSETS                                   (Unaudited)
                                -----
Current Assets:
      Cash and cash equivalents                                         $        7,710         $        8,113
      Trade accounts receivable, net                                           155,465                126,896
      Other receivables                                                         17,212                  9,846
      Inventories                                                              224,822                198,437
      Deferred income taxes                                                     16,106                 21,653
      Other current assets                                                       5,678                  4,685
                                                                       ----------------       ----------------
                Total current assets                                           426,993                369,630
Property and equipment                                                         237,411                208,537
Less accumulated depreciation                                                   63,303                 50,568
                                                                       ----------------       ----------------
Property and equipment, net                                                    174,108                157,969

Deferred financing costs                                                        11,632                 10,786
Goodwill (less accumulated amortization)                                       135,003                115,446
Net assets held for disposal                                                    14,477                 14,894
Investment in joint ventures                                                    16,586                 12,474
Other assets                                                                     4,511                  3,798
                                                                       ----------------       ----------------
                Total assets                                            $      783,310         $      684,997
                                                                       ================       ================

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current Liabilities:
      Accounts payable                                                  $      111,485         $       85,804
      Accrued interest expense                                                  10,660                  9,581
      Accrued restructuring charges                                             24,195                 35,519
      Other liabilities and accrued expenses                                    39,503                 37,318
      Current portion of long-term debt                                          2,901                  1,948
                                                                       ----------------       ----------------
                  Total current liabilities                                    188,744                170,170

Deferred income taxes                                                            1,769                  1,241
Long-term debt, less current portion                                           450,096                393,806
Post-retirement benefits other than pensions                                    19,366                 16,495
Accrued pension benefits                                                         2,949                  4,628
Other noncurrent liabilities                                                     3,363                  3,967
Minority interest in subsidiaries                                               12,775                 10,450
Stockholders' equity:
      Common Stock:
           Class A shares                                                          182                    182
           Class B shares                                                           63                     63
      Paid-in capital                                                          106,052                106,392
      Retained earnings (deficit)                                                3,221                (16,194)
      Cumulative translation adjustment                                         (3,583)                (4,074)
      Stock purchase plan                                                       (1,687)                (2,129)
                                                                       ----------------       ----------------
                    Total stockholders' equity                                 104,248                 84,240
                                                                       ----------------       ----------------
                    Total liabilities and stockholders' equity          $      783,310         $      684,997
                                                                       ================       ================

           See notes to condensed consolidated financial statements

                Condensed Consolidated Statements of Cash Flows
                Delco Remy International, Inc. and Subsidiaries
                                  (Unaudited)

                                                                                                     Nine Month Period
                                                                                                      Ended April 30
                                                                                             ---------------------------------
                                                                                                 1999                1998
                                                                                             =================================
                                                                                                (in thousands of dollars)
Operating activities:
Net income                                                                                     $   19,415         $     9,649
Extraordinary item                                                                                      -               1,803
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation                                                                                  13,614               9,143
     Amortization                                                                                   4,558               3,212
     Minority interest in income of subsidiaries                                                    2,328               1,545
     Income from unconsolidated joint ventures                                                     (3,828)             (1,244)
     Deferred income taxes                                                                          5,547               1,379
     Post-retirement benefits other than pensions                                                   2,871               3,195
     Accrued pension benefits                                                                      (1,679)                (44)
     Non-cash interest expense                                                                      1,207               2,024
     Preferred dividend requirement of subsidiary                                                       -                 645
     Deemed dividend on preferred stock conversion                                                      -               1,639
     Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable                                                                       (19,167)            (28,962)
        Inventories                                                                               (14,955)            (17,078)
        Accounts payable                                                                           19,042               2,518
        Other current assets and liabilities                                                       (6,816)             10,900
        Accrued restructuring charges                                                             (11,322)            (10,879)
        Other non-current assets and liabilities, net                                              (2,497)             (3,041)
                                                                                             -------------       -------------
Net cash provided by (used in) operating activities                                                 8,318             (13,596)

Investing activities:
         Acquisitions, net of cash acquired                                                       (42,110)            (35,722)
         Purchase of property and equipment                                                       (18,023)            (15,039)
         Investment in joint ventures                                                                   -              (4,326)
                                                                                             -------------       -------------
Net cash used in investing activities                                                             (60,133)            (55,087)

Financing activities:
         Proceeds from initial public offering                                                          -              51,336
         Proceeds from issuances of long-term debt                                                      -             141,375
         Payments on long-term debt                                                                     -            (145,955)
         Net borrowings under revolving line of credit and other                                   51,802              22,201
                                                                                             -------------       -------------
Net cash provided by financing activities                                                          51,802              68,957

Effect of exchange rate changes on cash                                                              (390)             (1,197)
                                                                                             -------------       -------------
Net decrease in cash and cash equivalents                                                            (403)               (923)
Cash and cash equivalents at beginning of period                                                    8,113              10,050
                                                                                             -------------       -------------

Cash and cash equivalents at end of period                                                    $     7,710         $     9,127
                                                                                             =============       =============

           See notes to condensed consolidated financial statements

                        DELCO REMY INTERNATIONAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                           (in thousands of dollars)


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended April 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at July 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended July 31, 1998 in Form 10-K.

2.   Inventories

Inventories consisted of the following:

     ---------------------------------------------------------------------------
                                            April 30,              July 31,
                                              1999                   1998
     ---------------------------------------------------------------------------
      Raw material                          $  124,726            $ 102,281
      Work-in-process                           37,495               36,742
      Finished goods                            62,601               59,414
                                            ----------            ---------
      Total                                 $  224,822            $ 198,437
     ---------------------------------------------------------------------------


3.   Comprehensive Income

In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This standard requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income includes certain items that historically have been excluded from the calculation of net income. The Company's other comprehensive income consists of unrealized gains and losses on the translation of the assets and liabilities of its foreign operations. Comprehensive income was $8,760 and $6,176 for the three-month period ending April 30, 1999 and 1998, respectively, and $19,906 and $8,452 for the nine-month period ending April 30,1999 and 1998, respectively.

4.   Share and Per Share Information

The basic and diluted earnings per common share are determined using the numerator and denominator calculated as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                    Three-Month Period             Nine-Month Period
                                                                      Ended April 30,                Ended April 30,
-------------------------------------------------------------------------------------------------------------------------
                                                                      1999       1998              1999          1998
                                                                    -----------------------------------------------------
Numerator:
Income from continuing operations                                   $  8,174     $ 5,927           $ 19,415      $ 11,452
Extraordinary item                                                         -           -                  -        (1,803)
                                                                    -----------------------------------------------------
Numerator for basic and diluted earnings per share                  $  8,174     $ 5,927           $ 19,415      $  9,649
                                                                    =====================================================

Denominator (in thousands of shares):
Denominator for basic earnings per share (weighted average shares)    23,860      23,463             23,826        16,339
Effect of dilutive securities:
    Warrants                                                           1,680       1,680              1,680         1,680
    Employee stock options                                                 -          62                  -            24
    Stock purchase plan                                                  305         840                367           831
                                                                   ------------------------------------------------------
Denominator for diluted earnings per share
  (weighted average shares and assumed conversions)                   25,845      26,045             25,873        18,874
-------------------------------------------------------------------------------------------------------------------------

5.   Acquisitions

On November 13, 1998, Reman Holdings, Inc., a wholly owned subsidiary of the Company, purchased 100% of the Common Stock of Williams Technologies, Inc. ("Williams") from The W.W. Williams Company for approximately $38,800 in cash, less Williams' intercompany and third-party debt and including working capital and other adjustments. The purchase was funded through proceeds from the Company's Senior Credit Facility. The acquisition was treated as a purchase for accounting purposes and resulted in goodwill of approximately $17,600 which is being amortized over 35 years. Results of operations for Williams are included in the Company's consolidated results from the date of acquisition. Williams is a remanufacturer of automatic transmissions and torque converters for automotive and medium and heavy duty truck applications. Its primary market is the dealer network of major North American and foreign original equipment vehicle manufacturers. The Company does not currently anticipate any significant changes in the operation of the business of Williams.

The unaudited pro forma consolidated results of operations for the nine months ended April 30, 1999 and 1998, assuming the acquisition of Williams had been consummated on the first day of each period and that the acquisition of Ballantrae on December 22, 1997 had been consummated on August 1, 1997, are as follows:

------------------------------------------------------------------------------------------------------------------------
                                                                  Nine Months Ended              Nine Months Ended
                                                                   April 30, 1999                 April 30, 1998
------------------------------------------------------------------------------------------------------------------------
Net sales                                                                $    714,052                   $    654,415
                                                                  -------------------------      -----------------------
Income before extraordinary item                                               19,688                         13,151
                                                                  -------------------------      -----------------------
Net income                                                               $     19,688                   $     11,348
                                                                  =========================      =======================

Basic earnings per common share before extraordinary item                $       0.83                   $       0.80
                                                                  =========================      =======================
Basic earnings per common share                                          $       0.83                   $       0.69
                                                                  =========================      =======================
Diluted earnings per common share before extraordinary item              $       0.76                   $       0.70
                                                                  =========================      =======================
Diluted earnings per common share                                        $       0.76                   $       0.60
                                                                  =========================      =======================

The pro forma consolidated financial information does not purport to present what the Company's consolidated results of operations would actually have been if the acquisitions had occurred on the dates indicated and is not intended to project future results of operations.

On April 30, 1999, Delco Remy Hungary Rt., a wholly owned subsidiary of the Company, acquired certain assets of EFEL, an automotive parts manufacturer in Torino, Italy. Proforma consolidated results are not presented for this acquisition because the effect on the Company is not material.

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

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at April 30, 1999 and July 31, 1998 and for the three month and nine month periods ended April 30, 1999 and 1998.

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

The following table sets forth the Guarantor and direct Non-Guarantor
Subsidiaries:

----------------------------------------------------------------------------------------------
     Guarantor Subsidiaries                   Non-Guarantor Subsidiaries
----------------------------------------------------------------------------------------------
Delco Remy America, Inc.                Delco Remy Hungary RT (formerly Autovill RT Ltd.)
Ballantrae Corporation                  Remy UK Limited
Tractech Inc.                           Delco Remy Mexico, S. de R.L. de C.V.
Nabco, Inc.                             Delco Remy International (Europe) GmbH
The A & B Group, Inc.                   Remy India Holdings, Inc.
A & B Enterprises, Inc.                 Remy Korea Holdings, Inc.
Dalex, Inc.                             Delco Remy Brazil, Ltda.
A & B Cores, Inc.                       Publitech, Inc.
R & L Tool Company, Inc.                World Wide Automotive Distributors, Inc.
MCA, Inc. of Mississippi                Tractech (Ireland) Ltd.
Power Investments, Inc.                 Kraftube, Inc.
Franklin Power Products, Inc.           Power Investments Canada Ltd.
International Fuel Systems, Inc.        Alberta Ltd.
Marine Drive Systems, Inc.              Central Precision Limited
Marine Corporation of America           Western Reman Ltd. (Canada)
Powrbilt Products, Inc.                 Engine Rebuilders Ltd.
Western Reman, Inc.                     Reman Transport Ltd.
World Wide Automotive, Inc.             Electro Diesel Rebuild
Williams Technologies, Inc.             Electro-Rebuild Tunisie S.A.R.L. (Tunisia)

                        DELCO REMY INTERNATIONAL, INC.
                Condensed Consolidating Statement of Operations
                     For the Quarter Ended April 30, 1999

                                                           Delco Remy
                                                         International
                                                              Inc.                       Non-
                                                            (Parent      Subsidiary     Guarantor
                                                            Company      Guarantors    Subsidiaries   Eliminations   Consolidated
                                                             Only)
                                                         -------------  -------------  -------------  -------------  -------------
Net sales                                                $           -  $     250,886  $      70,940  $(73,000) (a)  $     248,826
Cost of goods sold                                                   -        211,008         58,297   (73,000) (a)        196,305
                                                         -------------  -------------  -------------  ---------      -------------

Gross profit                                                         -         39,878         12,643          -             52,521
Selling, engineering, and administrative expenses                3,412         19,095          5,650          -             28,157
                                                         -------------  -------------  -------------  ---------      -------------

Operating (loss) income                                         (3,412)        20,783          6,993          -             24,364
Interest expense                                                 6,698          4,587          1,410          -             12,695
                                                         -------------  -------------  -------------  ---------      -------------

(Loss) income before income tax (benefit),
    minority interest in income of subsidiaries, income
    from unconsolidated
    joint ventures and equity in earnings of subsidiaries      (10,110)        16,196          5,583          -             11,669
Income taxes (benefit)                                          (1,592)         4,575          1,567          -              4,550
Minority interest in income of subsidiaries                          -           (416)          (330)         -               (746)
Income from unconsolidated joint ventures                            -              -          1,801          -              1,801
Equity in earnings of subsidiaries                              16,692              -              -   (16,692) (b)              -
                                                         -------------  -------------  -------------  ---------      -------------

Net income (loss)                                        $       8,174  $      11,205  $       5,487  $(16,692)      $       8,174
                                                         =============  =============  =============  =========      =============

(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income (loss) from consolidated subsidiaries.

                        DELCO REMY INTERNATIONAL, INC.
                Condensed Consolidating Statement of Operations
                For the Nine Month Period Ended April 30, 1999

                                                          Delco Remy
                                                         International
                                                              Inc.                          Non-
                                                            (Parent      Subsidiary       Guarantor
                                                            Company      Guarantors     Subsidiaries  Eliminations   Consolidated
                                                              Only)
                                                         -------------  -------------  -------------  -------------  -------------
Net sales                                                $           -  $     709,114  $     191,536  $(196,715) (a) $     703,935
Cost of goods sold                                                   -        601,953        157,694   (196,715) (a)       562,932
                                                         -------------  -------------  -------------  ----------     -------------

Gross profit                                                         -        107,161         33,842          -            141,003

Selling engineering, and administrative expenses                 8,520         53,185         15,564          -             77,269
                                                         -------------  -------------  -------------  ----------     -------------

Operating (loss) income                                         (8,520)        53,976         18,278          -             63,734

Interest expense                                                20,529         11,902          1,932          -             34,363
                                                         -------------  -------------  -------------  ----------     -------------

(Loss) income before income tax (benefit),
    minority interest in income of subsidiaries, income
    from unconsolidated
    joint ventures and equity earnings of subsidiaries         (29,049)        42,074         16,346          -             29,371
Income taxes (benefit)                                          (3,926)        10,612          4,770          -             11,456
Minority interest in income of subsidiaries                          -         (1,654)          (674)         -             (2,328)
Income from unconsolidated joint ventures                            -              -          3,828                         3,828
Equity in earnings of subsidiaries                              44,538              -              -    (44,538) (b)             -
                                                         -------------  -------------  -------------  ----------     -------------

Net income (loss)                                        $      19,415  $      29,808  $      14,730  $ (44,538)     $      19,415
                                                         =============  =============  =============  ==========     =============

(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.

                        Delco Remy International, Inc.
                Condensed Consolidated Statement of Operations
                   For the Three Months Ended April 30, 1998

                                                           Delco Remy
                                                          International,
                                                              Inc.                         Non-
                                                            (Parent      Subsidiary     Guarantor
                                                            Company      Guarantors    Subsidiaries   Eliminations    Consolidated
                                                             Only)
                                                         -------------------------------------------------------------------------
Net sales                                                $          -   $    220,557   $     40,372   $ (43,846) (a)  $    217,083
Cost of goods sold                                                  -        182,453         33,742     (43,846) (a)       172,349
                                                         -------------------------------------------------------------------------

Gross profit                                                        -         38,104          6,630           -             44,734

Selling, engineering, and administrative expenses                (706)        22,008          3,990           -             25,292
                                                         -------------------------------------------------------------------------
Operating income (loss)                                           706         16,096          2,640           -             19,442
Interest expense (income)                                       7,154          2,625            (31)          -              9,748
                                                         -------------------------------------------------------------------------

Income (loss) before income tax (benefit), minority
    interest in income of subsidiaries, income from
    unconsolidated
    joint ventures, and equity in earnings of
    subsidiaries                                               (6,448)        13,471          2,671           -              9,694
Income taxes (benefit)                                         (3,090)         6,071          1,093           -              4,074
Minority interest in income of subsidiaries                         -           (446)           (78)          -               (524)
Income from unconsolidated joint venture                            -              -            831           -                831
Equity in earnings of subsidiaries                              9,285              -              -      (9,285) (b)             -
                                                         ------------   ------------   ------------   ---------       ------------
Net income (loss)                                        $      5,927   $      6,954   $      2,331   $  (9,285)      $      5,927
                                                         =========================================================================

_____________________________________________________

(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income from consolidated subsidiaries.

                        Delco Remy International, Inc.
                Condensed Consolidated Statement of Operations
                   For the Nine Months Ended April 30, 1998

                                                           Delco Remy
                                                         International,
                                                              Inc.                        Non-
                                                            (Parent      Subsidiary    Guarantor
                                                         Company Only)   Guarantors   Subsidiaries   Eliminations    Consolidated
                                                         -------------------------------------------------------------------------
Net sales                                                $          -    $  633,797   $     94,312   $(108,747) (a)  $     619,362
Cost of goods sold                                                  -       526,630         79,404    (108,747) (a)        497,287
                                                         -------------------------------------------------------------------------

Gross profit                                                        -       107,167         14,908           -             122,075

Selling, engineering, and administrative expenses                 807        57,943          9,121           -              67,871
                                                         -------------------------------------------------------------------------
Operating income (loss)                                          (807)       49,224          5,787           -              54,204
Interest expense                                               17,722        12,617             59           -              30,398
                                                         -------------------------------------------------------------------------

Income (loss) before income tax (benefit), minority
    interest in income of subsidiaries, equity in earnings
    of subsidiaries, deemed dividend on preferred stock
    conversion, and preferred dividend requirement of
    subsidiary                                                (18,529)       36,607          5,728           -              23,806
Income taxes (benefit)                                         (7,828)       15,143          2,454           -               9,769
Minority interest in income of subsidiaries                         -        (1,390)          (155)          -              (1,545)
Income from unconsolidated joint venture                            -             -          1,244           -               1,244
Equity in earnings of subsidiaries                             20,350             -              -     (20,350) (b)              -
Deemed dividend on preferred stock conversion                       -             -              -      (1,639) (c)         (1,639)
Preferred dividend requirement of subsidiary                        -             -              -        (645) (c)           (645)
                                                         -------------------------------------------------------------------------

Income before extraordinary item                                9,649        20,074          4,363     (22,634)             11,452

Extraordinary item:
    Write-off of debt issuance costs
    (net of applicable income tax benefit)                          -        (1,803)             -           -              (1,803)
                                                         -------------------------------------------------------------------------

Net income                                               $      9,649    $   18,271   $      4,363   $ (22,634)      $       9,649
                                                         =========================================================================


________________________________________

(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income from consolidated subsidiaries.
(c) Recording of preferred dividend requirement of subsidiary and deemed dividend on preferred stock conversion.

                        DELCO REMY INTERNATIONAL, INC.
                     Condensed Consolidating Balance Sheet
                                April 30, 1999

                                                   Delco Remy
                                                  International
                                                      Inc.                         Non-
                                                     (Parent      Subsidiary    Guarantor
                                                   Company Only)  Guarantors   Subsidiaries   Eliminations      Consolidated
                                                -----------------------------------------------------------------------------
Assets:
Current assets:
         Cash and cash equivalents              $             -   $       18   $      7,692   $          -      $       7,710
         Trade accounts receivable                            -      135,419         20,046              -            155,465
         Other receivables                                2,804        8,646          5,762              -             17,212
         Inventories                                          -      182,929         41,893              -            224,822
         Deferred income taxes                            5,637       10,411             58              -             16,106
         Other current assets                                 -        5,060            618              -              5,678
                                                ---------------   ----------   ------------   ------------        -----------

Total current assets                                      8,441      342,483         76,069              -            426,993

Property and equipment                                       40      203,079         34,292              -            237,411
Less accumulated depreciation                                40       55,461          7,802              -             63,303
                                                ---------------   ----------   ------------   ------------        -----------
                                                              0      147,618         26,490              -            174,108

Deferred financing costs                                  8,625        3,007              -              -             11,632
Goodwill, net                                                 -      111,762         23,241              -            135,003
Net assets held for disposal                                  -       14,477              -              -             14,477
Investment in affiliates                                350,654            -             18       (334,086) (a)        16,586
Other assets                                              1,351        1,224          1,936              -              4,511
                                                ---------------   ----------   ------------   ------------        -----------
Total assets                                    $       369,071   $  620,571   $    127,754   $   (334,086)       $   783,310
                                                ===============   ==========   ============   ============        ===========

Liabilities and stockholders' equity:
Current liabilities:
         Accounts payable                       $           626   $   92,921   $     17,938   $          -        $   111,485
         Intercompany accounts                          (36,996)      48,258        (11,262)             -                  -
         Accrued interest payable                         8,409        2,251              -              -             10,660
         Accrued restructuring charges                        -       24,195              -              -             24,195
         Other liabilities and accrued                       65       30,347          9,091              -             39,503
         expenses
         Current portion of long term debt                    -          714          2,187              -              2,901
                                                ---------------   ----------   ------------   ------------        -----------
Total current liabilities                               (27,896)     198,686         17,954              -            188,744

Deferred income taxes                                     1,761            8              -              -              1,769
Long-term debt, less current portion                    285,000      156,481          8,615              -            450,096
Post-retirement benefits other than pensions                  -       19,366              -              -             19,366
Accrued pension benefit                                       -        2,936             13              -              2,949
Other non-current liabilities                             2,375          981              7              -              3,363

Minority interest in subsidiary                               -        7,684          5,091              -             12,775

Stockholders' equity:
         Common stock:
               Class A Shares                                63            -              -              -                 63
               Class B Shares                               182            -              -              -                182
         Paid-in capital                                106,052            -              -              -            106,052
         Subsidiary investment                                -      200,481         68,365       (268,846) (a)             -
         Retained earnings (deficit)                      3,221       33,779         31,461        (65,240) (b)         3,221
         Cumulative translation adjustment                    -          169         (3,752)             -             (3,583)
         Stock purchase plan                             (1,687)           -              -              -             (1,687)
                                                ---------------   ----------   ------------   ------------        -----------

         Total stockholders' equity (deficit)           107,831      234,429         96,074       (334,086)           104,245
                                                ---------------   ----------   ------------   ------------        -----------

Total liabilities and stockholders' equity
(deficit)                                       $       369,071   $  620,571   $    127,754   $   (334,086)       $   783,310
                                                ===============   ==========   ============   ============        ===========

(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.

                                                             Delco Remy International, Inc.
                                                         Condensed Consolidating Balance Sheet
                                                                     July 31, 1998

                                                    Delco Remy
                                                International Inc.                   Non-
                                                    (Parent         Subsidiary     Guarantor
                                                  Company Only)     Guarantors    Subsidiaries    Eliminations    Consolidated
                                                ---------------     ----------    ------------    ------------    ------------
ASSETS:
Current assets:
         Cash and cash equivalents              $            --     $      125    $      7,988    $      --       $      8,113
         Trade accounts receivable                           --        106,543          20,353           --            126,896
         Other receivables                                   --          8,161           1,685           --              9,846
         Recoverable income taxes                            --          1,802              --           --              1,802
         Inventories                                         --        165,150          33,287           --            198,437
         Deferred income taxes                            6,428         15,225              --           --             21,653
         Other current assets                                --          2,405             478           --              2,883
                                                ---------------     ----------    ------------    ---------       ------------
Total current assets                                      6,428        299,411          63,791           --            369,630

Property and equipment                                       20        178,146          30,371           --            208,537
Less accumulated depreciation                                20         44,769           5,779           --             50,568
                                                ---------------     ----------    ------------    ---------       ------------
Property and equipment, net                                  --        133,377          24,592           --            157,969

Deferred financing costs                                  9,437          1,312              37           --             10,786
Goodwill, net                                                --         93,673          21,773           --            115,446
Net assets held for disposal                                 --         14,894              --           --             14,894
Investments in affiliates and joint
    ventures                                            261,541             --              --     (249,067)(a)(b)      12,474
Other assets                                              2,523            876             399           --              3,798
                                                ---------------     ----------    ------------    ---------       ------------
Total assets                                    $       279,929     $  543,543    $    110,592    $(249,067)      $    684,997
                                                ===============     ==========    ============    =========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
         Accounts payable                       $           130     $   71,180    $     14,494    $      --       $     85,804
         Intercompany accounts                          (79,839)        82,869          (3,030)          --                 --
         Accrued interest payable                         9,001            580              --           --              9,581
         Accrued restructuring charges                       --         35,519              --           --             35,519
         Other liabilities and accrued expenses           2,751         30,505           4,062           --             37,318
         Current portion of long-term debt                   --            961             987           --              1,948
                                                ---------------     ----------    ------------    ---------       ------------
Total current liabilities                               (67,957)       221,614          16,513           --            170,170

Deferred income taxes                                   (25,431)        23,755           2,917           --              1,241
Long-term debt, less current portion                    285,000        101,218           7,588           --            393,806
Post-retirement benefits other than
    pensions                                                 --         16,495              --           --             16,495
Accrued pension benefits                                     --          4,628              --           --              4,628
Other non-current liabilities                                 3          3,802             162           --              3,967
Minority interests in subsidiaries                           --          8,650           1,800           --             10,450
Stockholders' equity (deficit):
         Common stock:
             Class A shares                                 182             --              --           --                182
             Class B shares                                  63             --              --           --                 63
         Paid-in capital                                106,392             --              --           --            106,392
         Subsidiary investments                              --        158,988          69,377     (228,365)(a)             --
         Retained earnings (deficit)                    (16,194)         4,393          16,309      (20,702)(b)        (16,194)
         Cumulative translation adjustment                   --             --          (4,074)          --             (4,074)
         Stock purchase plan                             (2,129)            --              --           --             (2,129)
                                                ---------------     ----------    ------------    ---------       ------------
         Total stockholders' equity (deficit)            88,314        163,381          81,612     (249,067)            84,240
                                                ---------------     ----------    ------------    ---------       ------------
Total liabilities and stockholders' equity
    (deficit)                                   $       279,929     $  543,543    $    110,592    $(249,067)      $    684,997
                                                ===============     ==========    ============    =========       ============

(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.

                        DELCO REMY INTERNATIONAL, INC.
                Condensed Consolidating Statement of Cash Flows
                For the Nine Month Period Ended April 30, 1999

                                                          Delco Remy
                                                        International
                                                            Inc.                            Non-
                                                          (Parent        Subsidiary      Guarantor
                                                        Company Only)    Guarantors    Subsidiaries  Eliminations      Consolidated
                                                        -------------  -------------  -------------  -------------     -------------
Operating Activities:
Net income (loss)                                       $      19,415  $      29,808  $      14,730  $     (44,538)(a)  $    19,415
         Adjustments to reconcile net income (loss)
         to net cash provided by
         (used in) operating activities:
         Depreciation                                              20         10,750          2,844              -           13,614
         Amortization                                             865          3,136            557              -            4,558
         Minority Interest in income of subsidiaries                -          1,654            674              -            2,328
         Income from unconsolidated joint ventures                  -              -         (3,828)             -           (3,828)
         Equity in earnings of subsidiary                     (44,538)             -              -         44,538 (a)            -
         Deferred income taxes                                    791          4,814            (58)             -            5,547
         Post-retirement benefits other than pensions               -          2,871              -              -            2,871
         Accrued pension benefits                                   -         (1,679)             -              -           (1,679)
         Non-cash interest expense                                819            388              -              -            1,207
         Changes in operating assets and
         liabilities, net of acquisitions:
              Accounts receivable                                   -        (19,474)           307              -          (19,167)
              Inventories                                           -         (6,349)        (8,606)             -          (14,955)
              Accounts payable                                    496         15,102          3,444              -           19,042
              Intercompany accounts                            62,169        (50,212)       (11,957)             -                -
              Other current assets and liabilities             (6,082)        (1,741)         1,007              -           (6,816)
              Accrued restructuring                                 -        (11,322)             -              -          (11,322)
              Other non-current assets                                             -
              and liabilities, net                              4,876        (14,504)         7,131              -           (2,497)
                                                        -------------  -------------  -------------  -------------    -------------

Net cash provided by (used in) operating activities            38,831        (36,758)         6,245              -            8,318

Investing activities:
Acquisitions, net of cash acquired.                           (38,831)             -         (3,279)             -          (42,110)
Purchase of property and equipment                                  -        (12,924)        (5,099)             -          (18,023)
                                                        -------------  -------------  -------------  -------------    -------------

Net cash used in investing activities                         (38,831)       (12,924)        (8,378)             -          (60,133)

Financing activities:
Other financing activities                                          -         49,575          2,227              -           51,802
                                                        -------------  -------------  -------------  -------------    -------------

Net cash used in financing activities                               -         49,575          2,227              -           51,802
Effect of exchange rate changes on cash                             -              0           (390)             -             (390)
                                                        -------------  -------------  -------------  -------------    -------------

Net increase (decrease) in cash and cash equivalents                -           (107)          (296)             -             (403)
Cash and cash equivalents at beginning of year                      -            125          7,988              -            8,113
                                                        -------------  -------------  -------------  -------------    -------------
Cash and cash equivalents at end of year                $           -  $          18  $       7,692  $           -      $     7,710
                                                        =============  =============  =============  =============    =============

(a)  Elimination of equity in earnings of subsidiary.

                        Delco Remy International, Inc.
                Condensed Consolidating Statement of Cash Flows
                   For the Nine Months Ended April 30, 1998

                                                          Delco Remy
                                                        International,
                                                             Inc.                         Non-
                                                            (Parent      Subsidiary     Guarantor
                                                         Company Only)   Guarantors    Subsidiaries   Eliminations   Consolidated
                                                        -------------------------------------------------------------------------
Operating Activities:
Net income                                              $       9,649    $   18,271    $      4,363   $    (22,634)(a)  $   9,649
Extraordinary item                                                  -         1,803               -              -          1,803
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
         Depreciation                                               -         8,324             819              -          9,143
         Amortization                                               -         2,924             288                         3,212
         Minority interest in subsidiaries                          -         1,390             155              -          1,545
         Income from unconsolidated joint ventures                  -             -          (1,244)             -         (1,244)
         Equity in earnings of subsidiaries                   (20,350)            -               -         20,350 (a)          -
         Deferred income taxes                                 (4,990)        7,457          (1,088)             -          1,379
         Post-retirement benefits other than pensions               -         3,195               -              -          3,195
         Accrued pension benefits                                   -           (44)              -              -            (44)
         Non-cash interest expense                              1,705           319               -              -          2,024
         Preferred dividend requirement of subsidiary               -             -               -            645 (b)        645
              Deemed dividend on preferred
                   stock conversion                                 -             -               -          1,639 (b)      1,639
              Changes in operating assets and
                   liabilities, net of acquisitions:
                      Accounts receivable                           -       (24,711)         (4,251)             -        (28,962)
                      Inventories                                   -       (12,230)         (4,848)             -        (17,078)
                      Accounts payable                            (65)       (2,721)          5,304              -          2,518
                      Intercompany accounts                  (130,208)      123,666           6,542              -              -
                      Other current assets and
                           liabilities                          3,082         5,053           2,765              -         10,900
                      Accrued restructuring                         -       (10,879)              -              -        (10,879)
                      Other non-current assets and
                           liabilities, net                    (4,550)          937             572              -         (3,041)
                                                        -------------------------------------------------------------------------
Net cash (used in) provided by operating activities          (145,727)      122,754           9,377              -        (13,596)

Investing activities:
Acquisitions, net of cash acquired                            (34,358)            -          (1,364)             -        (35,722)
Purchase of property and equipment                                  -        (8,641)         (6,398)             -        (15,039)
Investments in affiliates                                      (4,326)            -              --              -         (4,326)
                                                        -------------------------------------------------------------------------
Net cash used in investing activities                         (38,684)       (8,641)         (7,762)             -        (55,087)

Financing activities:
Proceeds from issuance of long term debt                      141,375             -               -              -        141,375
Payments on long-term debt                                     (8,300)     (137,641)            (14)             -       (145,955)
Proceeds from initial public offering                          51,336             -               -              -         51,336
Other financing activities                                          -        22,201               -              -         22,201
                                                        -------------------------------------------------------------------------
Net cash provided by (used in) financing activities           184,411      (115,440)            (14)             -         68,957

Effect of exchange rate changes on cash                             -             -          (1,197)             -         (1,197)
                                                        -------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                -        (1,327)            404              -           (923)
Cash and cash equivalents at beginning of period                    -         1,504           8,546              -         10,050
                                                                                                                                -
                                                        -------------------------------------------------------------------------
Cash and cash equivalents at end of period              $           -    $      177    $      8,950   $          -   $      9,127
                                                        =========================================================================

_________________

(a) Elimination of equity in earnings of subsidiary.
(b) Recording of preferred dividend requirement of subsidiary and deemed dividend on preferred stock conversion.

                                    ITEM 2.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



Results of Operations

                                                           Three Months Ended                      Nine Months Ended
                                                             Ended April 30                         Ended April 30
                                                 ------------------------------------     -----------------------------------
                                                       1999                1998                  1999             1998
                                                 ----------------   -----------------     ----------------   ----------------
     (Thousands of Dollars)                       Amount     %       Amount      %         Amount     %       Amount     %
                                                 ----------------   -----------------     ----------------   ----------------
Net sales                                        $248,826  100.0%   $217,083   100.0%     $703,935  100.0%   $619,362  100.0%

Cost of sales                                     196,305   78.9%    172,349    79.4%      562,932   80.0%    497,287   80.3%
                                                 ----------------    ----------------      ---------------   ----------------

Gross profit                                       52,521   21.1%     44,734    20.6%      141,003   20.0%    122,075   19.7%

Selling, engineering, and administrative           28,157   11.3%     25,292    11.7%       77,269   11.0%     67,871   11.0%
                                                 ----------------    ----------------      ---------------   ----------------
Operating income                                   24,364    9.8%     19,442     9.0%       63,734    9.1%     54,204    8.8%

Interest expense                                   12,695    5.1%      9,748     4.5%       34,363    4.9%     30,398    4.9%

Provision for income taxes                          4,550    1.8%      4,074     1.9%       11,456    1.6%      9,769    1.6%

Minority interests                                   (746)  -0.3%       (524)   -0.2%       (2,328)  -0.3%     (1,545)  -0.2%

Income from unconsolidated joint ventures           1,801    0.7%        832     0.4%        3,828    0.5%      1,244    0.2%

Preferred dividend requirement of subsidiary            -    0.0%          -     0.0%            -    0.0%       (645)  -0.1%

Non-recurring deemed dividend on preferred stock
 conversion                                             -    0.0%          -     0.0%            -    0.0%     (1,639)  -0.3%

Write-off of debt issuance costs net of tax             -    0.0%          -     0.0%            -    0.0%     (1,803)  -0.3%

                                                 ----------------   -----------------     ----------------   ----------------
Net income                                       $  8,174    3.3%   $  5,928     2.7%     $ 19,415    2.8%   $  9,649    1.6%
                                                 ================   =================     ================   ================

Three Months Ended April 30, 1999 Compared to Three Months Ended April 30, 1998

     Net Sales Net sales were $248.8 million for the three months ended April 30, 1999, an increase of $31.7 million, or 14.6%, from $217.1 million for the comparable period of 1998. This increase was due to growth in the Company's aftermarket business, including the effect of the acquisitions of Williams (November 1998), Electro Diesel Rebuild (July 1998) and Lucas Varity's electrical remanufacturing operations (April 1998). Growth in aftermarket sales also reflected stronger market demand and the addition of new customers and distribution. OEM sales improved due to stronger automotive and heavy duty demand.

     Gross Profit Gross profit was $52.5 million in the third quarter of fiscal 1999 compared to $44.7 million in the third quarter of fiscal 1998, an increase of $7.8 million, or 17.4%. This growth reflects the acquisitions and volume increases discussed above. As a percentage of net sales, gross profit improved to 21.1% from 20.6% due to sales growth, a higher mix of aftermarket sales (which generate higher margins) and improved productivity and quality.

     Selling, Engineering and Administrative Expenses Selling, engineering, and administrative (SE&A) expenses of $28.2 million were up $2.9 million, or 11.3%, from $25.3 million in the comparable period of fiscal 1998 and, as a percentage of sales, were 11.3% versus 11.7%. The effect of the above mentioned acquisitions was more than offset by continued emphasis on overall cost control.

     Operating Income Operating income was $24.4 million for the three months ended April 30, 1999, an increase of $4.9 million, or 25.3%, from the third quarter of fiscal 1998. Operating income margin expanded from 9.0% in 1998 to 9.8% in 1999, reflecting the sales, gross profit and SE&A expense issues discussed above.

     Interest Expense Interest expense of $12.7 million in the third quarter was up $2.9 million compared to $9.7 million in the third quarter last year due to increased utilization of the Senior Credit Facility to fund acquisitions and business growth.

     Income Taxes Income taxes for the three months ended April 30, 1999 were $4.6 million compared to $4.1 million in the third quarter of fiscal 1998. The Company's consolidated effective income tax rate varies between 39% and 42% based on income levels and other factors involving the states and countries in which the Company does business.

     Income from Unconsolidated Joint Ventures Income from unconsolidated joint ventures of $1.8 million in the third quarter of 1999 increased $1.0 million from the third quarter of 1998. Earnings in both years were generated primarily by the Company's investment in a Korean automotive parts manufacturer, which began operations in fiscal 1998.

Nine Months Ended April 30, 1999 Compared to Nine Months Ended April 30, 1998

     Net Sales Net sales of $703.9 million in the first three quarters of fiscal 1999 were up $84.6 million, or 13.7%, compared with the first three quarters of fiscal 1998. This increase was driven by the acquisitions discussed above, the acquisition of Ballantrae in December 1997, strong market demand, new customers and distribution in the aftermarket and increased demand in the automotive and heavy duty OEM markets.

     Gross Profit Gross profit of $141.0 million increased $18.9 million, or 15.5%, from the first nine months of fiscal 1998 due to acquisitions and sales volume growth. As a percentage of net sales, gross profit improved from 19.7% to 20.0% in 1999 due to the higher mix of aftermarket sales and improved productivity.

     Selling, Engineering and Administrative Expenses SE&A expenses of $77.3 million were up $9.4 million, or 13.8%, from $67.9 million in the first nine months of fiscal 1998 and, as a percentage of sales, were 11.0% in both years. The effect of acquisitions was offset by continued emphasis on overall cost control.

      Operating Income Operating income was $63.7 million in the first three quarters of fiscal 1999, an increase of $9.5 million, or 17.6%, from the comparable period of fiscal 1998. As a percentage of net sales, operating income was 9.1% in 1999 versus 8.8% in 1998, as the growth in sales and gross profit was partially offset by the increase in SE&A expense.

      Interest Expense Interest expense of $34.4 million was up $4.0 million, or 13.0%, compared to $30.4 million in the first three quarters last year. The Company's weighted average interest rate declined year over year as funds generated from the initial public offering in December 1997 were used to repay higher interest rate debt. This was more than offset by increased utilization of the Senior Credit Facility since the refinancing to fund acquisitions and business growth.

     Income Taxes Income taxes for the nine months ended April 30, 1999 were $11.5 million compared to $9.8 million in 1998.

     Income from Unconsolidated Joint Ventures Income from unconsolidated joint ventures of $3.8 million in the first three quarters of 1999 increased $2.6 million from the comparable period of 1998 and, in both years, were generated primarily by the Company's investment in a Korean automotive parts manufacturer, which began operations in fiscal 1998.

     Non-recurring Deemed Dividend on Preferred Stock Conversion   In December
1997, redeemable exchangeable preferred stock was exchanged for the 8% Subordinated Debenture over the carrying value of the redeemable exchangeable preferred stock of subsidiary resulting in a non-recurring deemed dividend of $1.6 million.

     Write Off of Debt Issuance Cost   In December 1997, certain debt was
retired out of the proceeds from the senior notes and initial public offering. Unamortized issuance costs, net of income taxes, of $1.8 million relating to the retired debt was written off in the nine month period ended April 30, 1998.

Liquidity and Capital Resources

     The Company's liquidity needs include required debt service, working capital needs and the funding of capital expenditures and acquisitions. The Company does not currently have any significant maturities of long-term debt prior to 2006 other than the Senior Credit Facility and the 8% Subordinated Debenture.

     Cash provided by operating activities in the first nine months of fiscal 1999 of $8.3 million compares with cash used of $13.6 million in the first nine months of fiscal 1998. Increased earnings, excluding non-cash charges, smaller increases in accounts receivable and inventories and a larger increase in accounts payable were partially offset by higher cash restructuring payments and increases in other current assets. During the third quarter, the company generated sufficient cash from operations and cash balances to pay down $11.9 million of the balance on the Senior Credit Facility.

     Cash used in investing activities of $60.1 million in the first three quarters of 1999 was $5.0 million higher than cash used in the comparable period of fiscal 1998 due to cash payments for acquisitions. The Company's capital expenditures were $18.0 million for the nine months ended April 30, 1999. The Company is forecasting capital expenditures of approximately $7.0 million for the remainder of fiscal year 1999. Capital expenditures consist of production equipment for the Company's new focus factories and investments in cost reduction programs, including upgrades in machinery technology, new quality standards and environmental compliance.

     Cash provided by financing activities of $51.8 million in the first nine months of 1999, consisting primarily of borrowing under the Senior Credit Facility, was down from $69.0 million provided in the first nine months of 1998.The Company's initial public offering of 4.6 million shares of Class A Common Stock in December 1997 and January 1998 generated net proceeds of $51.3 million. The Company also issued 8 5/8% Senior Subordinated Notes with net proceeds of $141.4 million in December 1997. These proceeds were used to pay off debt with higher interest rates and less favorable terms. On April 30, 1999 the debt to total capitalization of the Company was 79% as compared to 78% on April 30, 1998.

       The Company's principal sources of cash to fund its liquidity needs consist of net cash from operating activities and borrowings under the Senior Credit Facility. As discussed in Note 6 to the Condensed Consolidated Financial Statements, the Company amended its Senior Credit Facility on November 13, 1998. As a result of this amendment, revolving loans are now available in the aggregate principal amount of $300 million. As of April 30, 1999, approximately $169.6 million remained available.

       Cash interest expense for the nine months ended April 30, 1999 was $33.2 million. Non-cash interest accrued during the nine months ended April 30, 1999 was $1.2 million, or 3.5% of total interest expense.

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

Year 2000 Readiness Disclosure

     Many existing computer programs use only two digits to identify years. These programs were designed without consideration for the affect of the upcoming change in century, and if not corrected, could fail or create erroneous results by, at or beyond the year 2000. Essentially all the Company's information technology based systems, as well as many non-information technology based systems are affected by the "Year 2000" issue. Technology based systems reside on mainframes, servers and personal computers in the U.S. and in the foreign countries where the Company has operations. Specific systems include accounting, payroll, financial reporting, product development, inventory tracking and control, business planning, tax, accounts receivable, accounts payable, purchasing, distribution and numerous word processing applications. Non-information technology based systems include equipment and services containing imbedded microprocessors, such as clocks, security systems and building management systems. All of the Company's businesses have relationships with numerous third parties, including material suppliers, utility companies, transportation companies, banks and brokerage firms, that may be affected by the Year 2000 issue.

     Remediation plans have been established for all mission critical systems potentially affected by the Year 2000 issue. The primary phases and current status of the plans for internal systems are summarized as follows:

       Enterprise awareness and planning. This phase involved the establishment of project teams and plans for each subsidiary and joint venture. This phase has been completed for all subsidiaries and the Company is in the process of determining the status of the joint ventures.

       Inventory of all hardware and software. This phase has been completed.

       Impact analysis/assessment. This phase has been completed.

       Planning and scheduling. Plans have been implemented for all of mission critical applications.

       Conversion. The organizations are at varying points in their conversion process. 85% of the mission critical applications have been converted. The remaining 15% are expected to be converted by September 1999.

       Testing. Each system is tested based on the specific requirements. These are included as part of the overall project plans.

       Implementation. Each system within the organization is at a different point. 85% of the mission critical applications have been implemented. The remaining 15% are expected to be implemented by September 1999.

     Assessment of the Company's third-party risk involves the identification of critical vendors, Year 2000 confirmation correspondence, evaluations and selected vendor reviews. Remediation plans are being developed for identified areas of third party risk.

     The Company is in the process of determining the risks it would face in the event certain aspects of its Year 2000 remediation plan fail. It is also developing contingency plans for all mission-critical processes. Under a "worst case" scenario, the Company's manufacturing operations would be unable to build and deliver product due to internal system failures and/or the inability of vendors to deliver raw materials and components. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of any mission-critical system will have at least a short-term negative affect on operations. The failure of national and worldwide banking systems could result in the inability of many businesses, including the Company, to conduct business. Risk assessment and contingency plans are expected to be completed by July 1999.

     The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $2.0 million, including the cost of both internal and external resources. Spending to date totals approximately $1.2 million.

     While the Company believes that the estimated cost of becoming Year 2000 compliant will not be significant to its results of operations, failure to complete all work in a timely manner could have a material adverse effect on the Company's results of operations. While the Company expects all planned work to be completed, it cannot guarantee that all systems will be in compliance by the year 2000, that the systems of suppliers and other third parties on which the Company relies will be converted in a timely manner or that the Year 2000 contengency planning will be able to fully address all potential interruptions. Therefore, date-related issues could cause delays in the Company's ability to produce or ship products, process transactions or otherwise conduct business in any of the Company's markets.

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


Item 6.    Exhibits and Reports on Form 8-K.
-------    ---------------------------------

                  (a) Exhibits

                      27 Financial Data Schedule (Filed via EDGAR only)


                  (b) Reports on Form 8-K

                      There were no reports on Form 8-K filed during the quarter ended April 30, 1999.

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


                                        DELCO REMY INTERNATIONAL, INC.
                                        ------------------------------
                                                (Registrant)




Date:      June 1, 1999            By:  /s/ David L. Harbert
                                        --------------------------------
                                            David L. Harbert
                                            Executive Vice President and
                                            Chief Financial Officer





Date:      June 1, 1999            By:  /s/ David E. Stoll
                                        --------------------------------
                                            David E. Stoll
                                            Vice President and Controller
                                            Chief Accounting Officer