Form 10-K405
period 1999-07-31
DELCO REMY INTERNATIONAL INC
filed 1999-10-05
CIK 1046859

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

FOR THE FISCAL YEAR ENDED JULY 31, 1999              COMMISSION FILE NO. 1-13683

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

                  Yes X                      No___
                      -

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

                                       Market value of common shares outstanding
                                               As of September 23, 1999
                                               ------------------------
         Common Stock - Class A                       $81,456,259

       INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                       Number of common shares outstanding
                                              As of September 23, 1999
                                              ------------------------
         Common Stock - Class A                       18,118,058
         Common Stock - Class B                        6,278,055

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the 1999 Proxy Statement furnished to Shareholders -- Part III.

================================================================================

                        DELCO REMY INTERNATIONAL, INC.
                          ANNUAL REPORT ON FORM 10-K
                                 JULY 31, 1999

                               TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
             PART I
   Item 1.   Business                                                                                            3
   Item 2.   Properties                                                                                         11
   Item 3.   Legal Proceedings                                                                                  12
   Item 4.   Submission of Matters to a Vote of Security Holders                                                12

             PART II
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                              13
   Item 6.   Selected Financial Data                                                                            14
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations              14
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                         21
   Item 8.   Financial Statements and Supplementary Data                                                        22
   Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure               88

             PART III
   Item 10.  Directors and Executive Officers of the Registrant                                                 88
   Item 11.  Executive Compensation                                                                             88
   Item 12.  Security Ownership of Certain Beneficial Owners and Management                                     88
   Item 13.  Certain Relationships and Related Transactions                                                     88

             PART IV
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                   89

             SIGNATURES                                                                                         91

                                    PART I

ITEM 1 BUSINESS

     Delco Remy International, Inc. (the "Company"), headquartered in Anderson, Indiana, is a leading global manufacturer and remanufacturer of original equipment manufacturer ("OEM") and aftermarket electrical, powertrain/drivetrain and related components for automobiles and light trucks, medium and heavy duty trucks and other heavy duty vehicles. The Company's products include starter motors ("starters"), alternators, engines, transmissions, torque convertors, traction control systems and fuel systems which are principally sold or distributed to OEMs for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. The Company serves the aftermarket and the OEM market, principally in North America, Europe, Latin America and Asia- Pacific.

     In 1994, Citicorp Venture Capital Ltd. ("CVC") and Harold K. Sperlich, former president of Chrysler Corporation, together with a subsidiary of MascoTech Inc. ("MascoTech") and certain senior management of the former Delco Remy Division of GM (the "Former GM Division"), formed the Company for the purpose of acquiring the assets of the automotive starter and the heavy duty starter and alternator businesses of the Former GM Division (the "GM Acquisition"). The Company completed its initial public offering on December 22,1997 (the "Offering").

     Since the GM Acquisition, the Company has completed eleven strategic acquisitions, substantially increasing the Company's aftermarket remanufacturing operations, and entered into five global joint ventures.

     During fiscal year 1999, the Company completed several strategic acquisitions and alliances, as follows:

     . In November 1998, the Company purchased 100% of the common stock of Williams Technologies, Inc. ("Williams"), a leading remanufacturer of automatic transmissions and torque converters for automotive and medium and heavy duty truck applications. The acquisition of Williams will expand the Company's sales of powertrain/drivetrain components by taking advantage of the growing use of remanufactured automatic transmissions for vehicle repair.

     . In December 1998, the Company formed a joint venture with Navistar International Corporation to provide remanufactured engines and component parts for service replacement. Under the agreement, Magnum Power Products, the newly named joint venture, will be the worldwide remanufacturer for designated International (R) brand diesel engines and certain private label brand engines designed and manufactured by Navistar.

     . In May 1999, the Company entered into a joint venture with Continental AG for the exclusive production of motors in Europe for use in the newly developed ISAD (R) system (Integrated Starter Alternator Damper). The starter/alternator combination provides a more powerful basic platform, offering vehicle engineers unique possibilities for redesigning many under-the-hood functions.

     . In June 1999, the Company acquired a controlling interest in its subsidiary, Remy Korea Limited ("RKL"), increasing its investment from 50 percent to 81 percent. The increased investment was made to expand Delco Remy's interests and opportunities in the Asian markets. RKL manufactures automotive starters and heavy duty starters and alternators for Korean customers such as Daewoo, Asia Motors, Kia, Hyundai, and others as well as exporting product primarily to the U.S. OEM market.

     As a result of these strategic acquisitions and alliances, the Company believes that it has established itself as a market leader in providing electrical system and powertrain/drivetrain products in the aftermarket and OEM marketplace. These acquisitions and joint ventures have broadened the Company's product line, expanded its remanufacturing capability, extended its participation in international markets and increased its penetration of the key aftermarket channels of distribution - OEM dealers, retail chains and warehouse distributors.

Industry Overview

     In general, the Company's business is influenced by the underlying trends of the automotive industry. The Company's focus on expanding its remanufacturing capabilities, however, heightens the importance of the aftermarket and reduces its dependence on the cyclical OEM business.

Aftermarket

     The aftermarket consists of the production and sale of both new and remanufactured parts used in the maintenance and repair of automobiles, trucks and other vehicles. Remanufacturing is a process through which used components ("cores") are disassembled into their sub-components, cleaned, inspected, tested, combined with new subcomponents and reassembled into finished products. A remanufactured product can be produced at lower cost than a comparable individually repaired unit due to effective salvage technology methods, high volume precision manufacturing techniques and rigorous inspection and testing procedures. The ability to procure cores is critical to the remanufacturing process.

     Aftermarket parts are supplied principally through three distribution channels: (i) car and truck dealers that obtain parts either through an OEM parts organization (e.g., GM Service Parts Operations ("SPO"), Ford Parts & Service, Chrysler Mopar, Navistar, etc.) or directly from an OEM-authorized remanufacturer; (ii) retail automotive parts chains and mass merchandisers; and
(iii) wholesale distributors and jobbers who supply independent service stations, specialty and general repair shops, farm equipment dealers, car dealers and small retailers.

     The Company believes that the aftermarket has been and will continue to be impacted by the following trends: (i) the increasing number and average age of vehicles in use and the number of miles driven annually; (ii) the increasing demands of customers that their aftermarket suppliers meet high quality and service standards; (iii) the increasing use of remanufactured parts for OEM warranty and extended service programs; (iv) the growth and consolidation of large retail automotive parts chains and warehouse distributors; and (v) particularly with respect to many of the Company's products, the increasing engine output and durability demands related to the high temperatures at which engines operate.

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

OEM Markets

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

Products

     The Company's product line includes a diverse array of manufactured and remanufactured products for the aftermarket and OEM markets under the "Delco Remy" brand name or under a private-label brand name specified by the OEM or the aftermarket customer. The product line is classified into two product categories: Electrical Systems and Powertrain/Drivetrain.

     The following table sets forth the approximate composition by product category of the Company's revenues for the last three fiscal years:

Product Categories                                                1999                 1998                1997
-----------------------------------------------------        ----------------    -----------------    ----------------
Electrical systems...................................               83.2%               85.5%                87.7%
Powertrain/drivetrain................................               15.7                13.5                 12.3
Other................................................                1.1                 1.0                 --

                                                             ================    =================    ================
Total................................................              100.0%              100.0%               100.0%
                                                             ================    =================    ================

     Products within the electrical systems category include manufactured and remanufactured starters and alternators. The starters are used in all cars and trucks manufactured by GM in North America (except Saturn and Geo). The Company manufactures a full line of heavy duty starters and alternators for use primarily with large diesel engines. The Company's starters and alternators are specified as part of the standard electrical system by most North American heavy duty truck and engine manufacturers. The Company believes that it is the largest manufacturer and remanufacturer in North America of (i) starters for automobiles and light trucks (including sport-utility vehicles, minivans and pickup trucks) and (ii) starters and alternators for medium and heavy duty vehicles.

     Products within the powertrain/drivetrain category include engines, fuel injectors, injection pumps and turbo chargers (fuel systems), transmissions, torque converters, water pumps, rack and pinions, power steering pumps, gears and clutches, and traction control systems. The Company produces traction control systems for use in construction, industrial and agricultural equipment and in medium duty trucks. The traction control systems business combines valuable product engineering skills with strong machining and fabrication capabilities to manufacture products with custom designed applications.

Customers

     The Company's principal customers include OEM automotive and heavy duty manufacturers, OEM dealer networks, leading automotive parts retail chains and warehouse distributors. The Company's major customers include GM, Navistar, GM SPO, Freightliner, Caterpillar, Paccar, Ford, Mack and Volvo Trucks, Autozone, Advance Auto Parts, O'Reilly, Pep Boys, and Discount Auto Parts.

     The Company has long-term agreements, with terms typically ranging from three to five years, to supply starters and alternators to GM, Navistar, Freightliner, PACCAR, Cummins, Volvo Trucks and Mack. Total sales to GM and related affiliates accounted for approximately 37.7%, of which approximately 25.3% is OE sales, and sales to Navistar accounted for approximately 13.4% of the Company's 1999 sales. No other customer accounted for more than 10% of consolidated net sales.

     In connection with the GM Acquisition, GM entered into long-term contracts (the "Supply Agreements") pursuant to which it has agreed to purchase from the Company 100% of its North American requirements for automotive starters (other than for Saturn and Geo) and 100% of its U.S. and Canadian requirements for heavy duty starters and alternators, in each case with respect to the Company's existing product line. GM's obligations to purchase the Company's automotive starters and heavy duty starters and alternators under the Supply Agreements are subject to such products remaining competitive as to price, technology and design. In fiscal year 1999, the Company and GM extended the terms of the Supply Agreement for the Company to supply starting motors for new engines introduced to support GM North American Operations to August 31, 2008. The amendment also provides that DRA and its international operations will be the supplier of starting motors for those engines for the life of production. The Supply Agreement with respect to heavy duty products terminates on July 31, 2000. GM's obligations to distribute the Company's automotive aftermarket products terminates on July 31, 2009. Although GM's obligations to distribute the Company's heavy duty aftermarket products terminated on July 31, 1998, GM and the Company have entered into an agreement for continued distribution of heavy duty products to the independent aftermarket. As part of this agreement, heavy duty replacement parts will continue to be supplied to the independent aftermarket through existing AC Delco distributors and newly appointed Delco Remy distributors. As a result of this agreement, the Company is developing a distribution network of independent warehouse distributors to expand the sales volume previously covered by the expired agreement for heavy duty aftermarket product distribution. The Company expects that it will be able to expand its market share through this more direct channel of distribution. Although the Company expects that its automotive and heavy duty products will remain competitive throughout the term of the agreements with GM, there can be no assurance that GM will not develop alternative sources for such components and purchase some or all of its requirements from these sources prior to or following the expiration of the agreements.

     The Company employs its own direct sales force, which develops and maintains sales relationships with major North American truck fleet operators as well as its OEM customers worldwide. These sales efforts are supplemented by a network of field service engineers and product service engineers.

Distribution

       The Company's products are distributed to its customers primarily by common carrier.

Competition

     The automotive parts market is highly competitive. Competition is based primarily on quality of products, service, delivery, technical support and price. Most OEM manufacturers and aftermarket distributors source parts from one or two suppliers. The Company competes with a number of companies who supply automobile manufacturers throughout the world. In the North American automotive market, the Company's principal competitors include Denso, Valeo, Mitsubishi and Bosch, Prestolite, Units Parts and Motorcar Parts & Accessories.

Strategy

     The Company plans to continue to strengthen its strategic positioning and strong market position through increasing revenue profitably (Growth Strategy) and achieving improved manufacturing efficiency, cost reduction and increased productivity while continuing to achieve the highest levels of quality (Operating Strategy).

Growth Strategy

     Strengthening Customer Relationships. The Company intends to increase its sales to new and existing customers by capitalizing on its balanced coverage of the key channels of aftermarket distribution and its competitive strengths as an

OEM supplier. Additionally, the acquisition of Williams in fiscal 1999 expanded the Company's sales of powertrain/drivetrain components.

     Consolidating the Fragmented Aftermarket. The portion of the aftermarket in which the Company participates is large and highly fragmented, with most participants being small, regional companies offering relatively narrow product lines. Most have no OEM capability. Although the Company believes that it is the largest manufacturer and remanufacturer of aftermarket starters and alternators in North America, its sales of these products account for approximately 12% of this fragmented market. Consolidation of the aftermarket is occurring as many competitors are finding it difficult to meet the increasing quality, cost and service demands of customers, who, in turn, are seeking to rationalize their supplier base. With its OEM capabilities, remanufacturing expertise, full product line, greater access to "cores" and ability to capitalize on economies of scale, the Company is well positioned to benefit from the consolidation of the aftermarket.

     Expanding Globally. The Company is expanding its international operations in order to (i) benefit from the trend toward international standardization of automotive and heavy-duty vehicle platforms and (ii) participate in rapidly growing foreign markets. In fiscal 1999, the Company strengthened its global presence in the Asian market by increasing its investment in Remy Korea Limited, a manufacturer of automotive and heavy-duty starters.

     Introducing Technologically Advanced New Products. As a Tier 1 OEM supplier, the Company continues to provide technologically advanced products by regularly updating and enhancing its product line. Since the GM Acquisition, the Company has (i) completed the introduction of a new family of gear reduction starters that replaced all straight drive starters in GM vehicles for the 1998 model year and (ii) introduced several longer-life heavy duty alternators. The Company is also developing a small gear reduction starter specifically designed for application on world car platforms. These new products underscore the Company's commitment to developing state-of-the-art products that address the higher output, lower weight and increased durability requirements of OEM customers. Recent aftermarket product initiatives include the remanufactured 7.3 liter direct injected engine, which is the Ford FQR product for warranty replacement on the F250, 350 and 450 pickup trucks, and new or expanded transmission warranty business with Hyundai America Motor and Allison.

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

     Productivity Improvements. In conjunction with its emphasis on focus factories, the Company continues to work with its local union representatives to establish best-in-class work practices, such as reducing the number of job classifications per focus factory and implementing team-based manufacturing processes. In the fourth quarter of fiscal 1999, the Company launched a company-wide "lean manufacturing" initiative. Concepts applied in its recently opened focus factories will be implemented throughout the organization.

     Product Quality and Continuous Improvement. The Company's commitment to product quality and continuous improvement is evidenced by the QS9000 certification received by the majority of its manufacturing and remanufacturing facilities. In addition, the Company's powertrain/drivetrain operations that remanufacture products for Ford are Ford Qualified Manufacturers (FQR) suppliers and Ford Authorized Remanufacturer ("Ford FAR") in six of the seven Ford Canadian territories. Global purchasing has further enhanced the Company's continuous improvement efforts. The Company is utilizing its international ventures to develop new, lower cost sources of materials and is consolidating its vendor base to fewer, more competitive suppliers. In August 1999, DRA was named by Automotive Industries magazine as "Best of the Best" in the Electrical systems category in the magazine's "Second Annual Quest for Excellence." The award is based on a survey of the Company's customers judging performance in quality, price, innovation, delivery and service.

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

Raw Materials

     Principal raw materials for the Company's business include bare copper strap, insulated copper, aluminum castings, forgings, outer frames, nomex paper, steel coils, steel bars, copper tube, copper wire, gray iron castings, ductile iron castings, copper cross-section coils, magnets, steel shafts, steel cores, steel wire and molding material. All materials are readily available from a number of suppliers, and management does not foresee any difficulty in obtaining adequate inventory supplies. The Company and GM have entered into a long-term worldwide purchasing support agreement that allows the Company to purchase copper wire and steel, which are used in the manufacture of starters sold to GM, at prices that the Company believes generally to be lower than those that would otherwise be obtainable by the Company. This agreement expires on July 31, 2004, or earlier, upon termination of the automotive and heavy duty supply OEM agreements between the Company and GM. The Company generally follows the North American industry practice of passing on to its customers the costs or benefits of fluctuation in copper and aluminum prices on an annual or semi-annual basis.

Employees

     As of July 31, 1999, the Company employed 6,845 people, 1,324 of whom were salaried and administrative employees and 5,521 of whom were hourly employees. Of the Company's hourly employees, 25% are represented by unions. In the United States, 780 of the Company's hourly workers are represented by the UAW under an agreement between the Company and the UAW, the applicable provisions of which were assumed by the Company in connection with the GM Acquisition. The agreement between the UAW and the Company expires on March 22, 2001 and will require negotiation of a new agreement. In addition, 73 of the Company's hourly employees are represented by the Teamsters. The agreement between the Teamsters and the Company expires on August 31, 2003.

     As of July 31, 1999, 198 of the Company's 404 Canadian hourly employees are represented by the Canadian Auto Workers and 123 are represented by the Metallurgists Unis d'Amerique. The agreements with these unions expire in calendar year 1999, which will require negotiation of new agreements.

     As of July 31, 1999, approximately 183 of Autovill's 384 hourly employees are affiliated with the Hungarian Steel Industry Workers Union. The agreement was signed July 17, 1996 and is perpetual, subject to termination upon three months' notice from either party.

     The Company's other facilities are primarily non-union. The Company is unaware of any current efforts to organize the employees in its other facilities. There can be no assurance that there will not be any labor union efforts to organize employees at facilities that are not currently unionized. At the present time, the Company believes that its relations with its employees are good.

Research and Development

     The Company's engineering staff works independently and with OEMs to design new products, improve performance and technical features of existing products and develop methods to lower manufacturing costs. In support of its engineering efforts, the Company has formed technical alliances with a select number of engineering and technology firms to identify long-term engineering advances and opportunities. The Company has entered into a joint venture with continental AG for the joint industrialization of the ISAD (Integrated Starter Alternator Damper) motor in Europe. This new technology combines the starter and alternator functions in one compact, high performance unit integrated between the engine and gearbox. The Company also is a participant at Electricore Incorporated, a consortium for advanced transportation technologies. Through this participation, the Company is working on developing the technical alliances to develop the next generation motor and alternators. Most recently, the Company has entered into an alliance with Lynx Motion Technologies to develop a family of electric drive motors which will be integral components of the propulsion system, needed for advanced hybrid gas-electric, diesel-electric and fuel cell vehicles.

     Consistent with its strategy to introduce technologically advanced new and improved products, the Company spent approximately $19.5 million, $13.3 million and $16.7 million in 1999, 1998, and 1997, respectively, on research and development activities. All expenditures were Company funded.

Foreign Operations

     Information about the Company's foreign operations is set forth in tables relating to geographic information in Note 15 to Consolidated Financial Statements "Business Segments and Geographic Area Information", which statements are included under Item 8, Financial Statements and Supplementary Data.

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

     Certain Environmental Laws hold current owners or operators of land or businesses liable for their own and for previous owners' or opertors' releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products ("Hazardous Substances"). Because of its operations, the long history of industrial uses at some of its facilities, the operations of predecessor owners or operators of certain of the businesses, and the use, production and release of Hazardous Substances at these sites, the Company is affected by such liability provisions of Environmental Laws. Various of the Company's facilities have experienced some level of regulatory scrutiny in the past and are or may be subject to further regulatory inspections, future requests for investigation or liability for past disposal practices.

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

     In connection with its acquisition of facilities and businesses from GM, Nabco, A&B Group, Autovill, Power Investments, World Wide, Ballantrae, Lucas, Electro Diesel Rebuild, Electro Rebuild Tunisia, Atlantic Reman Limited and Williams Technologies, the Company obtained various indemnities for certain claims related to on-site and off-site environmental conditions and violations of Environmental Laws which arose prior to such acquisitions. The environmental indemnities are subject to certain deductibles, caps, cost sharing and time limitations depending on the nature and timing of the environmental claim.

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

     One of the Company's facilities in Franklin, Indiana is undergoing a RCRA site investigation and clean-up of volatile organic compounds ("VOCs") in the soil and groundwater pursuant to an EPA Administrative Order on Consent ("EPA Order") issued to both Franklin Power Products, one of the subsidiaries of the Company, and Amphenol Corporation, a prior owner of the property. Pursuant to the EPA Order, Franklin Power Products and Amphenol Corporation have jointly submitted corrective measures studies which have been approved by EPA, and entered into a new EPA Administrator Order on Consent in setting forth the selected remedy (including further investigation and the imposition of a deed restriction limiting future use of industrial or commercial activities). Amphenol indemnified Franklin Power Products for certain liabilities associated with the EPA Order and Amphenol has satisfied and continues to satisfy the requirements of the EPA Order. Based on the Company's experience to date and the indemnities from Amphenol and the sellers of Franklin Power Products to the Company, the Company believes that future costs associated with this site will not have a material adverse effect on the Company's results of operations, business or financial condition.

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

Backlog

     The majority of the Company's products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. For products supplied by outside suppliers, the Company generally purchases products from more than one source. The Company expects to be capable of handling the anticipated fiscal 2000 sales volumes.

ITEM 2  PROPERTIES

       The world headquarters of the Company are located at 2902 Enterprise Drive, Anderson, Indiana 46013. The Company leases its headquarters. The following table sets forth certain information regarding manufacturing and certain other facilities operated by the Company as of July 31, 1999.

                                                  Number
                 Location                      Of Facilities                    Use                        Owned/Leased
   --------------------------------------     ----------------     ------------------------------      --------------------
   Anderson, IN                                         1          Office                                    Leased
   Anderson, IN                                         7          Manufacturing                             Leased
   Anderson, IN                                         1          Testing                                   Leased
   Anderson, IN                                         1          Warehouse                                 Leased
   Bay Springs, MS                                      1          Manufacturing                             Leased
   Budapest, Hungary                                    1          Office                                     Owned
   Budapest, Hungary                                    1          Warehouse                                  Owned
   Chantilly, VA                                        1          Manufacturing                             Leased
   Edmonton, Canada                                     2          Manufacturing                          Leased/Owned
   Etobicoke, Canada                                    1          Manufacturing                             Leased
   Findlay, OH                                          1          Manufacturing                              Owned
   Fradley, United Kingdom                              1          Manufacturing                             Leased
   Franklin, IN                                         2          Manufacturing                              Owned
   Hapsenburg, Belgium                                  1          Manufacturing                             Leased
   Heidelberg, MS                                       1          Manufacturing                             Leased
   Indianapolis, IN                                     1          Manufacturing                             Leased
   Jemmel, Tunisia                                      1          Manufacturing                             Leased
   Kaleva, MI                                           1          Manufacturing                             Leased
   Kyoungnam, South Korea                               2          Manufacturing                             Leased
   Laredo, TX                                           1          Warehouse                                 Leased
   Mansfield, TX                                        1          Manufacturing                             Leased
   Marion, MI                                           1          Manufacturing                             Leased
   Memphis, TN                                          1          Warehouse                                 Leased
   Meridian, MS                                         3          Manufacturing/Warehouse                   Leased
   Mezokovesd, Hungary                                  1          Manufacturing                              Owned

   Miskolc, Hungary                                     1          Manufacturing                             Leased
   Moncton, Canada                                      1          Manufacturing                             Leased
   Peru, IN                                             2          Manufacturing                             Leased
   Plainfield, IN                                       1          Warehouse                                 Leased
   Raleigh, MS                                          3          Manufacturing                          Leased/Owned
   Reed City, MI                                        3          Manufacturing/Warehouse                   Leased
   San Luis Potosi, Mexico                              1          Manufacturing                             Leased
   Saskatoon, Canada                                    1          Manufacturing                             Leased
   Seoul, South Korea                                   1          Office                                    Leased
   Shabuta, MS                                          1          Manufacturing                             Leased
   Sligo, Ireland                                       1          Manufacturing                             Leased
   St. Laurent, Canada                                  1          Warehouse                                 Leased
   Summerville, SC                                      3          Manufacturing/Warehouse                   Leased
   Sylvarena, MA                                        1          Manufacturing                                *
   Taylorsville, MS                                     1          Manufacturing                             Leased
   Troy, MI                                             1          Office                                    Leased
   Toledo, OH                                           1          Manufacturing                             Leased
   Warren, MI                                           1          Manufacturing                              Owned
   Winchester, VA                                       3          Manufacturing/Warehouse                   Leased
   Winnepeg, Canada                                     3          Manufacturing                          Leased/Owned

*Leased on a month-to-month basis.

     All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended July 31, 1999.

                                    PART II

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the future performance of the Company contained in Management's Discussion and Analysis (under Items 7 and 7A on Form 10-K), and Notes to Consolidated Financial Statements (under Item 8 on Form 10-K) and other statements made in this Form 10-K and in other filings with the SEC including, but not limited to risks associated with the uncertainty of future financial results, acquisitions, additional financing requirements, development of new products and services, the effect of competitive products or pricing, the effect of economic conditions and other uncertainties. Due to these uncertainties, the Company cannot assure readers that any forward-looking statements will prove to have been correct.

     The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks.

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

Market Information

The Company made its initial public offering of Class A Common Stock on December 22, 1997. The Company's Class A Common Stock is traded in the New York Stock Exchange (NYSE) under the ticker symbol "RMY". There is no public market for the Company's Class B Common Stock. The following table reflects the high and low selling prices of the Company's Class A Common Stock for each quarter in which it was publicly traded.


                                      Fiscal 1999                Fiscal 1998
                                  -------------------        -------------------
               Quarter Ended:       High        Low            High        Low
               October 31            14        9 1/8            NA         NA
               January 31            12        9 5/16        13 1/2     12 1/4
               April 30            10 11/16    8 1/16        16 1/4     12 9/16
               July 31             11 1/8      8 11/16       17 1/2     12 1/8

Holders

     The approximate number of record holders of each of the classes of the Company's common stock as of September 23, 1999, were as follows:

               Class A Common Stock                             1,960
               Class B Common Stock                               1

Dividends

The Company has never paid dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and capital requirements and the terms of the Company's financing agreements. The Company plans to retain future earnings for use in the business in the foreseeable future. The ability of the Company to make dividend payments is also restricted by the terms of certain of its debt instruments.

ITEM 6  SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data of Delco Remy International, Inc., for fiscal years 1995 through 1999.

                                                      1999          1998          1997          1996          1995
                                                  -------------  ------------  ------------  ------------  ------------
                                                                  (In thousands except per share data)
   Net sales                                        $953,706       $815,313      $689,787     $636,852       $573,423
   Income (loss) from continuing operations (a)       28,346         (2,187)      (10,263)       5,796          9,326
   Income (loss) from continuing operations
      per common share
         Basic                                          1.19          (0.11)        (0.71)        0.38           0.64
         Diluted                                        1.09          (0.11)        (0.71)        0.34           0.57
   Total assets                                      782,663        684,997       570,569      475,082        322,527
   Long-term obligations and redeemable
      preferred stock                                434,931        393,806       379,332      303,564        202,657
   Cash dividends declared per common share               --             --        NA           NA             NA

 (a) The results of acquired companies are included in operations from date of acquisition. Pro forma results of operations for acquisitions are presented in Note 1 to the consolidated financial statements. Results in 1998, 1997 and 1996 include restructuring charges of $16,227, $20,700 and $4,609, respectively, after income taxes. See Notes to Consolidated Financial Statements.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

General

       The Company manufactures and remanufactures electrical and powertrain/drivetrain components for the aftermarket and OEM market. The Company sells its products principally in North America and also in Europe, Latin America and Asia-Pacific to OEMs, warehouse distributors and retail automotive parts chains.

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

     The demand for components in the OEM market is cyclical. The Company believes that opportunities for growth in the OEM market will continue to come primarily through the introduction of new products and expansion of the Company's global operations. The Company believes that its aftermarket and OEM products are complementary and provide the Company with a competitive advantage in meeting customer needs and maintaining the high levels of expertise necessary to compete successfully in both markets. The high capability and expertise required to meet the stringent technology and quality requirements of the Company's OEM customers provides a competitive advantage to the development and production of products for the aftermarket.

     The primary components of cost of goods sold in the Company's products include component parts, material, labor costs, overhead and the cost of cores. While the availability and cost of cores fluctuate based on supply and demand, the Company's relationships with dealers and other customers have historically provided it with sufficient access to cores at favorable prices.

     Approximately 18% of the Company's domestic hourly labor force is represented by the United Auto Workers (UAW). In March 1997, the Company signed a new four-year master agreement with the UAW. Wage and benefit increases under the new agreement generally follow the same pattern as the prior agreement and continue to track the wages and benefits paid by GM and, as a result, the Company will experience higher wage and benefit rates in future periods. In addition, grow-in provisions under the new agreement require the Company to move lower wage and benefit employees to higher wage and benefit levels. Under provisions of the national agreement, the UAW and the Company developed special programs of incentives for hourly employees who agree to leave the Company. The cost of these programs is included in the restructuring charges for both fiscal years 1997 and 1998 as described below. The Company has implemented its strategy of shifting production to focus factories, which the Company believes has reduced costs and will continue to reduce costs as these focus factories continually improve and implement lean manufacturing concepts.

     Since the GM Acquisition, the Company has completed eleven strategic acquisitions, and entered into five international joint ventures. These acquisitions and joint ventures have broadened the Company's product line, expanded its remanufacturing capability, extended its participation in international markets and increased its penetration of OEM dealers, warehouse distributors and the retail automotive parts channel. As a result of these acquisitions and joint ventures and the Company's focus on increasing its participation in the aftermarket, the Company's reliance on GM has declined since the Company's formation. Net sales to customers other than GM increased from 41% in fiscal year 1995, the Company's first complete fiscal year of operations, to 62% in fiscal year 1999. Sales to GM North American OE operations constituted 25% of consolidated net sales in fiscal year 1999.

       In fiscal year 1999, the Company acquired Williams Technologies, Inc., a leading remanufacturer of automatic transmissions and torque converters for automotive and medium and heavy duty truck applications. It also increased its ownership position in Remy Korea Limited from 50% to 81%. Remy Korea manufactures automotive starters and heavy duty starters and alternators for the Korean market and the U.S. OEM market. The acquisitions completed in fiscal year 1998, including Ballantrae, provided a full year contribution to the Company's results in fiscal 1999.

          In connection with the GM Acquisition, GM entered into long-term contracts (the "Supply Agreements") pursuant to which it has agreed to purchase from the Company 100% of its North American requirements for automotive starters (other than for Saturn and Geo) and 100% of its U.S. and Canadian requirements for heavy duty starters and alternators, in each case with respect to the Company's existing product line. GM's obligations to purchase the Company's automotive starters and heavy duty starters and alternators under the Supply Agreements are subject to such products remaining competitive as to price, technology and design. In fiscal year 1999, the Light Duty Starter Motor Component Supply Agreement was amended extending the Agreement's termination date with respect to automotive products from July 31, 2004 to August 31, 2008. The Company will be the supplier of starting motors for the life of production of engines introduced through August 31, 2008. The Supply Agreement for heavy duty products terminates on July 31, 2000. GM's obligations to distribute the Company's automotive aftermarket products terminates on July 31, 2009.

     In fiscal year 1998, the Company developed a plan to restructure its workforce to a level that should enable it to realize better efficiency. The plan included a buyout plan for the hourly workforce to assist employees with their transition from the Company. This program was completed in fiscal 1999 and is expected to provide positive benefits to the Company. A restructuring charge of $26.5 million was incurred as a result of this action, and a reserve was established in that amount. The Company reduced this reserve through cash payments of $10.0 million in fiscal 1998 and $11.6 million in fiscal 1999. The remaining balance is expected to be utilized through cash payments of, $3.6 million in fiscal 2000 and $1.3 million in fiscal 2001.

       In fiscal year 1997, the Company implemented a restructuring plan at its OEM manufacturing operations, incurring a restructuring charge of $34.5 million. During fiscal years 1998 and 1999, operations previously located in Meridian, Mississippi and in two facilities in Anderson, Indiana, which were leased from GM, were transferred to new focus factories in Anderson, Indiana. In fiscal year 1998, the reserve established for this charge was reduced $5.4 million to reflect the utilization of certain assets previously targeted for disposal. In addition, the reserve for termination benefits was increased $5.2 million to reflect greater than anticipated participation in the various workforce transition programs. The net effect of these two changes in estimate was credited to current year earnings. At July 31, 1999, this restructuring plan had been essentially completed.

     The following table sets forth certain statement of operations data expressed as a percentage of sales:

                                                                     1999               1998                1997
                                                                 -------------      --------------      -------------
  Net sales                                                           100.0%            100.0%              100.0%
  Cost of goods sold                                                   79.7              80.7                78.3
                                                                 -------------      --------------      -------------
  Gross profit                                                         20.3              19.3                21.7
  Selling, engineering and administrative expenses                     10.5              10.7                12.5
  Amortization of goodwill and intangibles                              0.5               0.4                 0.4
  Restructuring charges                                                  --               3.2                 5.0
                                                                 -------------      --------------      -------------
  Operating income                                                      9.3               5.0                 3.8
  Other income (expense):
        Non-operating income                                             --                --                 0.3
        Interest expense                                               (4.8)             (5.0)               (5.7)
                                                                 -------------      --------------      -------------
  Income (loss) from continuing operations before income
    taxes (benefit), minority interest in income of
    subsidiaries, income from unconsolidated joint ventures,
    preferred dividend requirement of subsidiary, and deemed
    dividend on preferred stock conversion                              4.5                --                (1.6)
  Income taxes (benefit)                                                1.7                --                (0.4)
  Minority interest in income of subsidiaries                          (0.4)             (0.3)               (0.1)
  Income from unconsolidated joint ventures                             0.6               0.3                  --
  Preferred dividend requirement of subsidiary                           --              (0.1)               (0.2)


  Deemed dividend on preferred stock conversion                          --              (0.2)                 --
                                                                 -------------      --------------      -------------
  Income (loss) from continuing operations                              3.0              (0.3)               (1.5)
  Discontinued operations:
     Loss from operations of discontinued businesses, net of
        applicable income tax benefit                                    --                --                (0.1)
     Loss of disposal of businesses, net of applicable income
        tax benefit                                                      --                --                (0.1)
  Extraordinary item:
     Write-off of debt issuance costs, net of applicable
        income tax benefit                                               --              (0.2)               (0.3)
                                                                 -------------      --------------      -------------
  Net income (loss)                                                     3.0%             (0.5)%              (2.0)%
                                                                 =============      ==============      =============

Fiscal Year Ended July 31, 1999 Compared To Fiscal Year Ended July 31, 1998

     Net Sales. Net sales of $953.7 million increased $138.4 million, or 17.0%, due to increased demand for both automotive and heavy duty electrical products in the OEM market, the effect of the fiscal year 1999 and 1998 acquisitions and increased demand for electrical and powertrain/drivetrain products in the aftermarket. Price increases did not have a significant effect on year-over-year sales as the Company continues to face price pressures in most of its markets. A prolonged strike by GM reduced fiscal year 1998 sales by approximately $22.3 million.

     Gross Profit. Gross profit of $193.9 million increased $36.4 million, or 23.1%, and as a percentage of sales improved from 19.3% in 1998 to 20.3% in 1999. The increase in gross profit dollars was due to sales growth in the aftermarket and OEM market (including the effect of the GM strike in 1998) and the effect of acquisitions in 1999 and 1998. The improvement in gross profit as a percentage of sales reflects the realization of cost efficiencies generated by the OEM restructuring, including successful integration of the new focus factories, and the effect of certain aftermarket and foreign acquisitions which generate higher gross profit percentages.

     Selling, Engineering and Administrative Expenses. Selling, engineering and administrative (SE&A) expenses increased $13.0 million, or 15.0%, and as a percentage of net sales were 10.5% in fiscal 1999 compared to 10.7% in fiscal 1998. Sales growth and effective control of costs was partially offset by the cost structure of certain acquisitions completed in 1999 and 1998.

     Operating Income. Operating income of $88.8 million in 1999 compares with $40.6 million in 1998. Excluding the effect of the restructuring charge in 1998, operating income increased $21.7 million, or 32.3%, and as a percentage of sales improved from 8.2% in 1998 to 9.3% in 1999. This increase reflects the sales growth, profitability improvements and cost control items discussed above. It is estimated that the GM strike reduced operating income by $8.6 million in 1998.

     Interest Expense. Interest expense increased $5.2 million, or 12.9%, in fiscal 1999. This increase was due to higher average levels of debt incurred to finance acquisitions. Sufficient cash was generated by operations to otherwise reduce utilization of the Company's Senior Credit Facility. In addition, the Company's overall average interest rate declined year over year.

     Income Taxes. The Company's consolidated effective income tax rate of 38.0% in fiscal 1999 was marginally lower than the 38.8% reported in fiscal 1998 due primarily to implementation of various tax planning initiatives. The acquisition of certain foreign entities could have a favorable impact on the Company's effective tax rate in future years. At July 31, 1999, the Company believed it was more likely than not that future taxable income would be sufficient to realize the net deferred tax asset.

     Income From Unconsolidated Joint Ventures. The Company's share of the earnings of its unconsolidated joint ventures was $5.4 million in fiscal 1999 versus $2.6 million in fiscal 1998. The increase was primarily attributable to Remy Korea.

     Net Income (Loss). As a result of the foregoing factors, net income of $28.3 million in 1999 compares with the net loss of $4.0 million in 1998. Excluding non-recurring charges, net income was $15.6 million in 1998.

Fiscal Year Ended July 31, 1998 Compared To Fiscal Year Ended July 31, 1997

     Net Sales. Net sales were $815.3 million for 1998, an increase of $125.5 million, or 18.2%, over the prior year. The increase resulted from the inclusion of the net sales of Ballantrae Corporation ("Ballantrae") from its acquisition date and World Wide Automotive, Inc. ("World Wide") for the entire 1998 fiscal year. In addition to these increases, heavy duty OEM sales were up due to the high demand from truck manufacturers and strong sales at Power Investments Inc. ("Power") principally due to a new engine remanufacturing program. A prolonged strike by GM in the fourth quarter reduced sales in fiscal 1998 by approximately $22.3 million.

     Gross Profit. Gross profit was $157.5 million for 1998, an increase of $7.9 million, or 5.3%, over the prior year. As a percentage of net sales, gross profit decreased to 19.3% for the year ended July 31, 1998 from 21.7% for the prior year. The increase in gross profit was attributable to the inclusion of the Ballantrae and World Wide acquisitions. The margin from heavy duty OEM volume improvement and increased sales at Power were offset by higher costs attributable to the start-up costs of the new focus factories and from inefficiencies in the operations that were shut down.

     Selling, Engineering and Administrative Expenses. SE&A expenses were $86.9 million for 1998, an increase of $0.9 million, or 1.1%, over the prior year. As a percentage of sales, SE&A expenses decreased to 10.7% for 1998 from 12.5% during the prior year. The reduction in SE&A expense as a percent of net sales resulted primarily from the higher level of sales while holding SE&A expenses nearly constant.

     Operating Income. Operating income was $40.6 million for 1998, an improvement of $14.6 million, or 56.4%, from the prior year. As a percent of net sales, operating income increased to 5.0% for the year ended July 31, 1998 from 3.8% for the prior year. This increase was attributable to the Ballantrae and World Wide acquisitions and a reduction in restructuring charges to $26.5 million as compared to restructuring charges of $34.5 million in 1997, as discussed above. Excluding the restructuring charges, operating income was 8.2% of sales in 1998 and 8.8% in 1997. It is estimated that the GM strike reduced operating income by $8.6 million in 1998.

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

     Income Taxes. The Company had an income tax benefit of $0.1 million in 1998 versus an income tax benefit of $3.0 million in 1997. The tax benefit was 38.8% of the loss from continuing operations before tax in 1998, as compared with a tax benefit of 28.1% of the loss from continuing operations before tax for the prior year. At July 31, 1998 the Company believed it was more likely than not that future taxable income would be sufficient to realize the net deferred tax asset.

     Net Income (Loss). As a result of the foregoing factors, the net loss was $4.0 million for 1998, compared to a net loss of $14.3 million in the prior year. Excluding non-recurring charges, the Company's net income for 1998 was $15.6 million and $10.5 million for 1997.

Liquidity and Capital Resources

     The Company's short-term liquidity needs include required debt service, including capital lease payments, day to day operating expenses, working capital requirements and the funding of capital expenditures. Cash interest payments are expected to exceed $40.0 million in fiscal year 2000. Long-term liquidity requirements include principal payments of long-term debt and the funding of acquisitions. The Company's principal payments on long-term debt and capital lease obligations are presented in Note 7 to the Consolidated Financial Statements. The Company's principal sources of cash to fund its short-term liquidity needs consist of cash generated by operations and borrowings under the Senior Credit Facility. At July 31, 1999, borrowings under the Senior Credit Facility were $96.8 million, leaving $192.8 million available under the $300 million facility, net of lines of credit.

     Cash provided by operating activities of $43.1 million in 1999 compares to cash used of $11.3 million in 1998. This improvement was due primarily to increased earnings excluding non-cash items. Earnings growth of $32.4 million included a $6.9 million increase in depreciation and amortization expense and a $4.9 million increase in deferred taxes. Under the terms of the GM Acquisition, GM retained the liability for post-retirement benefits earned by the Company's employees while employed by GM. In addition, GM retained the liability for post-retirement benefits for all of the Company's employees who returned to GM pursuant to contractual arrangements at the time of the GM Acquisition. Since relatively senior employees have returned to GM and have been replaced with employees who have later retirement dates, the Company's actual cash expenditures for post-retirement benefits will be significantly less than the amount recorded as expense over the next nine years. No cash payments were made in fiscal years 1999, 1998 and 1997. Excluding the amounts recorded from acquisitions, net working capital increased $6.1 million in 1999 compared to a $29.1 million increase in 1998. Accounts receivable declined $4.6 million in 1999 versus an $8.4 million increase in 1998 due to strong collections. Inventory increased $17.7 million in 1999 and $17.4 million in 1998 primarily to support sales growth in the electrical aftermarket. Accounts payable increased $13.6 in 1999 compared to a decline of $7.6 million in 1998 due primarily to the timing of payments. Cash payments totaling $14.9 million were made in 1999 with respect to employee termination benefits under the Company's 1997 and 1998 restructuring plans.

     Cash used in investing activities was $73.4 million in 1999 compared to $69.3 million in 1998. Acquisitions in 1999 included Williams Technologies and an additional 31% (81% in total) of Remy Korea, both of which were funded with proceeds from the Senior Credit Facility. The Company granted put/call options in connection with the acquisitions of World Wide and Power Investments that become exercisable in November 2000 for World Wide and March 2001 for Power Investments. The exercise prices of the put/call options are based on an earnings formula and are not currently estimable. Capital expenditures, consisting primarily of production equipment and tooling, was $25.1 million in 1999 and $24.2 million in 1998. The Company currently expects capital spending to approximate $30.0 million in fiscal year 2000 to support lean manufacturing initiatives, upgrades in machinery technology, new quality standards and environmental compliance. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

     Cash provided by financing activities in 1999 was generated entirely from the Company's Senior Credit Facility. Cash provided by financing activities in 1998 was composed of the proceeds from the IPO of $51.3 million and $27.8 million from the amount debt issuances exceeded debt repayments.

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

Seasonality

     The Company's business is moderately seasonal, as its major OEM customers historically have one or two week shutdowns of operations during July. In response, the Company typically has shut down its own operations for one week each July, depending on backlog, scheduled maintenance and inventory buffers, as well as an additional week during the December holidays. Consequently, the Company's second and fourth quarter results reflect the effects of these shutdowns. Refer to Note 18 to Consolidated Financial Statements which pertain to quarterly (unaudited) financial information.

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

Foreign Sales

     Approximately 23.8%, 23.9%, and 21.1% of the Company's 1999, 1998, and 1997 net sales, respectively, were derived from sales made to customers in foreign countries. Because of these foreign sales, the Company's business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

Accounting Pronouncements

     For a discussion of pending accounting pronouncements that may affect the Company, see Note 2 to the Company's financial statements included under Item 8.

Euro Conversion

     In January 1999, eleven European nations adopted a common currency, the euro, and formed the European Economic and Monetary Union (EMU). For a three-year transition period, both the euro and individual participants' currencies will remain in circulation. After July 1, 2002, at the latest, the euro will be the sole legal tender for EMU countries. The adoption of the euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the euro and the existing national currency. The Company is currently addressing these issues and their potential effect on information systems, currency exchange rate risk, taxation, contracts, competition and pricing. Plans will be developed and implemented which are expected to result in compliance with all laws and regulations. However, there can be no certainty that such plans will be successfully implemented or that external factors will not have an adverse effect on the Company's operations. Any costs of compliance associated with the adoption of the euro will be expensed as incurred and the Company does not expect these costs to be material to its results of operations, financial condition or liquidity.

Year 2000 Readiness Disclosure

      Many existing computer programs use only two digits to identify years. These programs were designed without consideration for the affect of the upcoming change in century, and if not corrected, could fail or create erroneous results by, at or beyond the year 2000. Essentially all of the Company's information technology-based systems, as well as many non-information technology based systems are affected by the "Year 2000" issue. Technology-based systems reside on mainframes, servers and personal computers in the U.S. and in the foreign countries where the Company has operations. Specific systems include accounting, payroll, financial reporting, product development, inventory tracking and control, business planning, tax, accounts receivable, accounts payable, purchasing, distribution and numerous word processing applications. Non-information technology-based systems include equipment and services containing imbedded microprocessors, such as clocks, security systems and building management systems. All of the Company's businesses have relationships with numerous third parties, including material suppliers, utility companies, transportation companies, banks and brokerage firms, that may be affected by the Year 2000 issue.

        Remediation plans have been established for all material mission-critical systems potentially affected by the Year 2000 issue. The primary phases and current status of the plans for internal systems are summarized as follows:
           Enterprise awareness and planning. This phase involved the establishment of project teams and plans for each subsidiary and joint venture. This phase has been completed for all subsidiaries and the Company is in the process of determining the status of the joint ventures.
           Inventory of all hardware and software. This phase has been completed.
           Impact analysis/assessment. This phase has been completed.
           Planning and scheduling. Plans have been implemented for all mission-critical applications.
           Conversion. The organizations are at various points in their conversion process. 95% of the material mission- critical applications have been converted. The remaining 5% are expected to be converted by October 1999.
           Testing. Each system is tested based on the specific requirements. These are included as part of the overall project plans. Implementation. Each system within the organization is at a different point. 95% of the material mission- critical applications have been implemented. The remaining 5% are expected to be implemented by October 1999.

     Assessment of the Company's third-party risk involves the identification of critical vendors, Year 2000 confirmation correspondence, evaluations and selected vendor reviews. Remediation plans are being developed for identified areas of third-party risk.

        The Company is in the process of determining the risks it would face in the event certain aspects of its Year 2000 remediation plan fail. It is also developing contingency plans for all mission-critical processes. Under a "worst case" scenario, the Company's manufacturing operations would be unable to build and deliver product due to internal system failures and/or the inability of vendors to deliver raw materials and components. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of any mission-critical system will have at least a short-term negative effect on operations. The failure of national and worldwide banking systems could result in the inability of many businesses, including the Company, to conduct business. The Company is continuously revising its plans as a result of third party Year 2000 reviews and additional information from third parties.

     The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $2.0 million, including the cost of both internal and external resources. Spending through July 31, 1999 totaled approximately $1.8 million.

     While the Company believes the estimated cost of becoming Year 2000 compliant will not be significant to its results of operations, failure to complete all work in a timely manner could have a material adverse effect on the Company's results of operations. While the Company expects all planned work to be completed, it cannot guarantee that all systems will be in compliance by the year 2000, that the systems of suppliers and other third parties on which the Company relies will be converted in a timely manner or that the Year 2000 contingency planning will be able to fully address all potential interruptions. Therefore, date related issues could cause delays in the Company's ability to produce or ship products, process transactions or otherwise conduct business in any of the Company's markets.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values, interest rates and commodity prices that can affect the cost of operating, investing and financing. Accordingly, the Company addresses a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The Company's objective is to reduce earnings and cash flow volatility associated with these fluctuations. The Company's derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of established policies and procedures designed to manage market risk. The Company does not enter into any derivative transactions for speculative purposes.

     The Company's primary interest rate risk exposure results from changes in short-term U. S. dollar interest rates. In an effort to manage interest rate exposures, the Company strives to achieve an acceptable balance between fixed and variable rate debt positions. A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its fixed and variable rate debt positions. A hypothetical 10 percent adverse change in interest rates would have decreased earnings by approximately $2.7 million in 1999 and approximately $2.4 million in 1998. A hypothetical 10 percent favorable change in interest rates would have increased earnings by approximately $2.7 million in 1999 and approximately $2.4 million in 1998. The carrying value of the Company's variable rate debt, consisting primarily of the Senior Credit Facility, approximated fair value at July 31, 1999. The fair value of the Company's fixed rate debt is estimated using a discounted cash flow analysis based upon the Company's current incremental borrowing rates. The fair value of the Senior Notes and the Senior Subordinated Notes approximated $286.9 million at July 31, 1999. Assuming a hypothetical 10 percent increase in market interest rates, the estimated fair value of these instruments on July 31, 1999 would decline approximately $2.7 million. Assuming a hypothetical 10 percent decrease in market interest rates, the estimated fair value of these instruments on July 31, 1999 would increase approximately $4.9 million.

     The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the strengthening of the U. S. dollar against the Korean Won and certain European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U. S. dollar at exchange rates that have fluctuated from the beginning of the period. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both denominated in the local currency. From time to time, the Company enters into exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. A hypothetical 10 percent weakening in the exchange rates (primarily the Korean Won against the U.S. dollar) over a one-year period would decrease earnings by approximately $2.2 million, while a 10 percent strengthening in the exchange rates would increase earnings by approximately $1.8 million. A hypothetical 10 percent weakening in exchange rates would reduce the carrying value of the Company's net investment in its foreign subsidiaries at July 31, 1999 by approximately $1.4 million. Alternatively, a hypothetical 10 percent strengthening in exchange rates would increase the Company's net investment by approximately $1.7 million.

     In order to reduce the uncertainty of price movements with respect to the purchase of certain commodities, primarily copper, the Company enters into forward purchase contracts and various supply and purchase agreements with its customers and vendors. Based on the Company's overall commodity hedge exposure at July 31, 1999 and 1998, a hypothetical 10 percent change in market rates applied to the fair value of the instruments, would not have material effect on the Company's earnings, cash flows or financial position in fiscal years 1999 and 1998.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements of Delco Remy International, Inc.:

                                                                                                                       Page
                                                                                                                       ----
Report of Independent Auditors                                                                                          23
Consolidated Statements of Operations for the three years ended July 31, 1999                                           24
Consolidated Balance Sheets at July 31, 1999 and July 31, 1998                                                          25
Consolidated Statements of Stockholders' Equity (Deficit) for the three years ended July 31, 1999                       27
Consolidated Statements of Cash Flows for the three years ended July 31, 1999                                           28
Notes to Consolidated Financial Statements                                                                              29

Financial Statements of Williams Technologies, Inc.:

Independent Auditors' Report                                                                                            60
Balance Sheets as of December 31, 1997 and 1996                                                                         61
Statements of Income and Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995                      62
Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995                                           63
Notes to Financial Statements                                                                                           64

Financial Statements of Remy Korea, Ltd.:

Independent Auditors' Report                                                                                            66
Balance Sheets as of December 31, 1998 and 1997                                                                         67
Statements of Income for the years ended December 31, 1998 and 1997                                                     69
Statements of Appropriations of Unappropriated Retained Earnings for the years ended December 31, 1998 and 1997         70
Statements of Cash Flows for the years ended December 31, 1998 and 1997                                                 71
Notes to Financial Statements                                                                                           73
Independent Auditors' Report                                                                                            81
Balance Sheet as of December 31, 1996                                                                                   82
Statement of Income for the period from September 9, 1996 (inception) to December 31, 1996                              83
Statement of Appropriations  of Unappropriated  Retained Earnings for the period from September 9, 1996 (inception)
to December 31, 1996                                                                                                    83
Statement of Cash Flows for the period from September 9, 1996 (inception) to December 31, 1996                          84
Notes to Financial Statements                                                                                           85

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and
Board of Directors of
Delco Remy International, Inc.

     We have audited the accompanying consolidated balance sheets of Delco Remy International, Inc. as of July 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delco Remy International, Inc. at July 31, 1999 and 1998, and the consolidated results of its operations and cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.

                                              /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
August 23, 1999

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                   (in thousands, except for per share data)


                                                                                  For The Year Ended July 31
                                                                      ---------------------------------------------------
                                                                            1999             1998              1997
                                                                      ---------------- ----------------  ----------------
  Net sales.................................................              $953,706         $815,313          $689,787
  Cost of goods sold........................................               759,815          657,862           540,234
                                                                      ---------------- ----------------  ----------------
  Gross profit..............................................               193,891          157,451           149,553
  Selling, engineering and administrative expenses..........                99,882           86,873            85,944
  Amortization of goodwill and intangibles..................                 5,203            3,478             3,154
  Restructuring charges.....................................                    --           26,515            34,500
                                                                      ---------------- ----------------  ----------------
  Operating income..........................................                88,806           40,585            25,955
  Other income (expense):
     Non-operating income (expense) ........................                    --             (428)            2,082
     Interest expense.......................................               (45,505)         (40,291)          (38,774)
                                                                      ---------------- ----------------  ----------------
  Income (loss)  from  continuing  operations  before  income taxes (benefit), minority  interest in income of
     subsidiaries,  income from  unconsolidated
     joint  ventures,  preferred  dividend  requirement of
     subsidiary and deemed dividend on
     preferred stock conversion.............................                43,301             (134)          (10,737)
  Income taxes (benefit) ...................................                16,454              (52)           (3,014)
  Minority interest in income of subsidiaries...............                (3,921)          (2,389)             (892)
  Income from unconsolidated joint ventures.................                 5,420            2,568                --
  Preferred dividend requirement of subsidiary..............                    --             (645)           (1,648)
  Deemed dividend on preferred stock conversion.............                    --           (1,639)               --
                                                                      ---------------- ----------------  ----------------
  Income (loss) from continuing operations..................                28,346           (2,187)          (10,263)
  Discontinued operations:
     Loss  from  operations  of  discontinued   businesses  (less
        applicable income tax benefit of $395)..............                    --               --              (808)
     Loss on disposal of businesses (less  applicable  income tax
        benefit of $426)....................................                    --               --              (874)
  Extraordinary item:
     Write-off of debt  issuance  costs (less  applicable  income
        tax benefit of $1,172 and $1,147) ..................                    --           (1,833)           (2,351)
                                                                      ---------------- ----------------  ----------------
  Net income (loss).........................................             $  28,346        $  (4,020)         $(14,296)
                                                                      ================ ================  ================
  Basic earnings (loss) per share:
     Income (loss) from continuing operations...............             $    1.19         $   (.11)         $   (.71)
     Discontinued operations................................                    --               --              (.12)
     Extraordinary item.....................................                    --             (.09)             (.17)
                                                                      ---------------- ----------------  ----------------
     Net income (loss)......................................             $    1.19         $   (.20)         $  (1.00)
                                                                      ================ ================  ================
  Diluted earnings (loss) per share:
     Income (loss) from continuing operations...............             $    1.09         $   (.11)         $   (.71)
     Discontinued operations................................                    --               --              (.12)
     Extraordinary item.....................................                    --             (.09)             (.17)
                                                                      ---------------- ----------------  ----------------
     Net income (loss)......................................             $    1.09         $   (.20)         $  (1.00)
                                                                      ================ ================  ================

                            See Accompanying Notes

                          CONSOLIDATED BALANCE SHEETS

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                (in thousands, except share and per share data)

                                                                                             July 31
                                                                          -----------------------------------------------
                                                                                   1999                    1998
                                                                          ----------------------  -----------------------
    Assets:
    Current assets:
    Cash and cash equivalents.....................................              $  15,309               $   8,113
    Trade accounts receivable (less allowance for doubtful accounts
       of $2,105 and $2,083)......................................                147,988                 126,896
    Other receivables.............................................                 15,496                   9,846
    Recoverable income taxes......................................                     --                   1,802
    Inventories...................................................                232,165                 198,437
    Deferred income taxes.........................................                 14,997                  21,653
    Other current assets..........................................                  2,903                   2,883
                                                                          ----------------------  -----------------------
    Total current assets..........................................                428,858                 369,630
    Property and equipment........................................                258,727                 208,537
    Less accumulated depreciation.................................                 63,532                  50,568
                                                                          ----------------------  -----------------------
    Property and equipment, net...................................                195,195                 157,969
    Deferred financing costs......................................                 11,192                  10,786
    Goodwill (less accumulated amortization of $15,296 and $10,586)
                    ..............................................                137,429                 115,446
    Net assets held for disposal..................................                    182                  14,894
    Investments in joint ventures.................................                  4,756                  12,474
    Other assets..................................................                  5,051                   3,798
                                                                          ----------------------  -----------------------
    Total assets..................................................              $ 782,663               $ 684,997
                                                                          ======================  =======================

                            See Accompanying Notes

                          CONSOLIDATED BALANCE SHEETS

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                (in thousands, except share and per share data)

                                                                                             July 31
                                                                          ----------------------------------------------
                                                                                  1999                      1998
                                                                          ---------------------    ---------------------
   Liabilities and stockholders' equity :
   Current liabilities:
      Accounts payable..........................................               $ 119,339                $  85,804
      Accrued interest payable..................................                  11,603                    9,581
      Accrued restructuring charges.............................                   5,866                   35,519
      Other liabilities and accrued expenses....................                  37,105                   37,318
      Current debt..............................................                  12,596                    1,948
                                                                          ---------------------    ---------------------
   Total current liabilities....................................                 186,509                  170,170
   Deferred income taxes........................................                   4,568                    1,241
   Long-term debt, less current portion.........................                 434,931                  393,806
   Post-retirement benefits other than pensions.................                  21,050                   16,495
   Accrued pension benefits.....................................                   2,719                    4,628
   Other non-current liabilities................................                   3,545                    3,967
   Commitments and contingencies
   Minority interest in subsidiaries............................                  19,821                   10,450
   Stockholders' equity :
      Common stock:
        Class A Shares (par value $.01; authorized 49,400,000;
         issued 18,168,456 in 1999 and 1998)  ..................                     182                      182
        Class B Shares (par value $.01; authorized 17,600,000;
         issued 6,278,055 in 1999 and 1998)                                           63                       63
      Paid-in capital...........................................                 104,176                  106,392
      Retained earnings (deficit)...............................                  12,152                  (16,194)
      Accumulated other comprehensive income (loss).............                  (6,516)                  (4,074)
      Stock purchase plan.......................................                    (537)                  (2,129)
                                                                          ---------------------    ---------------------
   Total stockholders' equity ..................................                 109,520                   84,240
                                                                          ---------------------    ---------------------
   Total liabilities and stockholders' equity ..................               $ 782,663                $ 684,997
                                                                          =====================    =====================

                            See Accompanying Notes

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                (in thousands)

                                                                                       Accumulated
                                        Class A     Class B                 Retained       Other         Stock
                                        Common      Common      Paid In     Earnings   Comprehensive    Purchase
                                         Stock       Stock      Capital    (Deficit)   Income (Loss)      Plan        Total
                                      ----------  ----------  ----------   ----------   ----------     ----------  ----------
  Balance at August  1, 1996          $       87  $       65  $    1,655   $    2,122   $   (2,161)    $     (179) $    1,589
  Issuance of common stock                     3          --       5,044           --           --         (2,541)      2,506
  Repurchase of common stock                  (2)         --         (22)          --           --             19          (5)
  Net loss                                    --          --         --       (14,296)          --             --     (14,296)
  Currency translation adjustment             --          --         --            --          409             --         409
                                                                                                                   ----------
  Comprehensive loss                          --          --         --            --           --             --     (13,887)
                                      ----------  ----------  ----------   ----------   ----------     ----------  ----------
  Balance at July 31, 1997                    88          65       6,677      (12,174)      (1,752)        (2,701)     (9,797)
  Issuance of common stock                    92          --      99,715           --           --             --      99,807
  Repurchase of common stock                  --          --          --           --           --            572         572
  Conversion of Class B common
    stock to Class A common
    stock                                      2          (2)         --           --           --             --          --
  Net loss                                    --          --          --       (4,020)          --             --      (4,020)
  Currency translation adjustment             --          --          --           --       (2,322)            --      (2,322)
                                                                                                                   ----------
  Comprehensive loss                          --          --          --           --           --             --      (6,342)
                                      ----------  ----------  ----------   ----------   ----------     ----------  ----------
  Balance at July 31, 1998                   182          63     106,392      (16,194)      (4,074)        (2,129)     84,240
  Repurchase of common stock                  --          --        (340)          --           --           (284)       (624)
  Other                                       --          --      (1,876)          --           --          1,876          --
  Net income                                  --          --          --       28,346           --             --      28,346
  Currency translation adjustment             --          --          --           --       (2,442)            --      (2,442)
                                                                                                                   ----------
  Comprehensive income                        --          --          --           --            --            --      25,904
                                      ----------  ----------  ----------   ----------   ----------     ----------  ----------
  Balance at July 31, 1999            $     182   $      63   $  104,176   $   12,152   $   (6,516)    $     (537) $  109,520
                                      ==========  ==========  ==========   ==========   ==========     ==========  ==========

                            See Accompanying Notes

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                (in thousands)

                                                                               For The Year Ended July 31,
                                                                  -------------------------------------------------------
                                                                        1999                1998                1997
                                                                  ----------------    ----------------   ----------------
Operating Activities:
Net income (loss)................................................. $   28,346           $  (4,020)          $  (14,296)
Extraordinary item................................................      --                  2,095                3,498
Adjustments to  reconcile  net income  (loss) to net cash
   provided by (used in) operating activities:
   Depreciation..................................................      18,358              13,591               17,923
   Amortization..................................................       6,851               4,756                4,400
   Minority interest in income of subsidiaries...................       3,921               2,389                  892
   Income from unconsolidated joint ventures.....................      (5,420)             (2,568)               --
   Gain on sale of building......................................       --                  --                  (2,082)
   Deferred income taxes.........................................       6,656               1,713               (9,578)
   Post-retirement benefits other than pensions..................       4,555               3,818                4,491
   Accrued pension benefits......................................      (1,909)                 86                3,592
   Non-cash interest expense.....................................       1,648               2,387                7,949
   Deemed dividend on preferred stock conversion.................       --                  1,639                --
   Preferred dividend requirement of subsidiary..................       --                    645                1,648
   Changes in operating assets and liabilities, net of
    acquisitions:
     Accounts receivable.........................................       4,621              (8,432)              (3,341)
     Inventories.................................................     (17,705)            (17,400)             (10,245)
     Accounts payable............................................      13,634              (7,573)             (11,036)
     Other current assets and liabilities........................      (6,645)              4,280               (4,538)
     Accrued restructuring.......................................     (14,941)             (1,857)              31,836
     Other non-current assets and liabilities, net...............       1,116              (6,855)               1,424
                                                                  ----------------    ----------------   ----------------
Net cash provided by (used in) operating activities..............      43,086             (11,306)              22,537

Investing Activities:
Acquisitions, net of cash acquired...............................     (48,321)            (35,722)             (42,442)
Purchase of property and equipment...............................     (25,066)            (24,190)             (31,888)
Investment in joint ventures.....................................       --                 (9,355)              (3,119)
Proceeds from sale of building...................................       --                  --                   3,362
                                                                  ----------------    ----------------   ----------------
Net cash used in investing activities............................     (73,387)            (69,267)             (74,087)

Financing Activities:
Proceeds from initial public offering............................       --                 51,336              --
Proceeds from issuances of long-term debt........................       --                141,375              180,000
Payments on long-term debt.......................................       --               (145,786)            (126,200)
Net borrowing under revolving line of credit and other...........      38,048              32,198                3,986
                                                                  ----------------    ----------------   ----------------
Net cash provided by financing activities........................      38,048              79,123               57,786

Effect of exchange rate changes on cash..........................        (551)               (487)                 408
                                                                  ----------------    ----------------   ----------------
Net increase (decrease) in cash and cash equivalents.............       7,196              (1,937)               6,644
Cash and cash equivalents at beginning of year...................       8,113              10,050                3,406
                                                                  ----------------    ----------------   ----------------
Cash and cash equivalents at end of year.........................  $   15,309           $   8,113           $   10,050
                                                                  ================    ================   ================

                                              See Accompanying Notes

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                 July 31, 1999
                            (dollars in thousands)

1.   ORGANIZATION AND ACQUISITIONS

Delco Remy America Acquisition

     On August 1, 1994, Delco Remy International, Inc. (the "Company" or "DRI") through a wholly-owned subsidiary, Delco Remy America, Inc. (DRA), purchased substantially all of the assets, other than facilities, and assumed certain liabilities of specific business activities of the Delco Remy Division of General Motors Corporation (the GM Acquisition). The specific business activities purchased are engaged in the design, manufacture, remanufacture and sale of heavy duty starter motors and generators, automotive starter motors, and related components.

     The aggregate purchase price of the GM Acquisition of $155,665 (including fees and expenses) was accounted for as a purchase. The Company issued (i) common stock of $1,531, (ii) preferred stock of $11,507 and (iii) debt of $158,200 to fund the purchase and provide capital for general corporate purposes. The GM Acquisition resulted in the recording of approximately $17,600 of goodwill which is being amortized over 15 years. While the GM Acquisition was recorded based on the best estimates available, certain purchase price adjustments as of the August 1, 1994 purchase date have not been determined or agreed to by General Motors Corporation ("GM") and DRI. When finalized, the resolution of these items could result in a charge or credit to operations, which the Company does not expect to be material. The accompanying consolidated financial statements reflect the consolidated results of operations and cash flows for the Company subsequent to the GM Acquisition. The Company had no operations prior to August 1, 1994.

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

     Concurrent with the GM Acquisition, the Company entered into certain supply agreements with GM whereby the Company will be the sole-source supplier to GM for component parts manufactured by the Company at the date of the GM Acquisition. The supply agreement for automotive starter motors has an initial term of ten years, while the supply agreement for heavy duty starter motors and generators has an initial term of six years. In fiscal year 1999, the Company and GM amended the agreement for the Company's price of automotive products and extended the agreement term to August 31, 2008.

1999 Acquisitions

     On November 13, 1998, the Company, through a wholly-owned subsidiary, purchased all of the common stock of Williams Technologies, Inc. ("Williams") for $38,840 in cash, net of cash acquired and less Williams' intercompany and third-party debt. The purchase was funded through proceeds from the Company's Senior Credit Facility. The acquisition was treated as a purchase for accounting purposes and resulted in goodwill of $21,104 which is being amortized over 35 years. Williams is a remanufacturer of automatic transmissions and torque converters for automotive and medium and heavy duty truck applications. Its primary market is the dealer network of major North American and foreign original equipment vehicle manufacturers. The Company does not currently anticipate any significant changes in the operation of the business of Williams. Results of operations for Williams are included in the Company's consolidated results from the acquisition date.

     On June 25, 1999, the Company, through a wholly-owned subsidiary, purchased 31% of the capital shares of Remy Korea Limited ("Remy Korea") from certain shareholders for $6,204 in cash, net of cash acquired. The purchase was funded through proceeds from the Company's Senior Credit Facility. This investment increased the Company's ownership position in Remy Korea to 81%. The acquisition was treated as a purchase for accounting purposes with no resulting goodwill. During fiscal year 1997, the Company acquired a 50% interest in Remy Korea for approximately $5,300. Effective June 25, 1999, the Company accounted for Remy Korea as a consolidated subsidiary. It was accounted for under the equity method prior to that date. Remy Korea is a manufacturer of automotive starter motors and parts for the U.S. original equipment market, as well as customers in Asian markets. The Company does not currently anticipate any significant changes in the operation of the business of Remy Korea.

1998 Acquisitions and Investments

     On December 22, 1997, the Company acquired all of the capital stock of Ballantrae for $53,900, including assumed debt, a working capital adjustment and fees and expenses. The Company exchanged 1,918,623 shares of its Common Stock with a value of approximately $23,023 for the equity of Ballantrae and repaid approximately $29,500 of Ballantrae's debt. The acquisition was treated as a purchase for accounting purposes and is included in the consolidated financial statements of the Company beginning with the acquisition date. The acquisition resulted in goodwill of $24,580, which is being amortized over 35 years. Ballantrae operates through two subsidiaries: Tractech, a leading producer of traction control systems for heavy duty original equipment manufacturers and the aftermarket; and Kraftube, Inc., a tubing assembly business which sells products to compressor manufacturers for commercial air conditioners and refrigeration equipment.

     On March 5, 1998, the Company acquired certain assets from Atlantic Reman Limited, which is a Canadian Ford Authorized Remanufacturer for the Maritime Provinces in Canada for $1,277. It remanufactures and distributes engines, starters, alternators and water pumps to Ford, General Motors, and Chrysler dealers in Canada.

     In March 1998, the Company acquired 37% of Sahney Paris Rhone Ltd. (SPR), an Indian remanufacturer of starters and alternators which sells principally to the Indian market. SPR is accounted for under the equity method.

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

     On July 16, 1998, the Company acquired Electro Diesel Rebuild (EDR) in Belgium and Electro Rebuild Tunisia located in Tunisia, which produce heavy duty and automotive starters and alternators for the European replacement market. The purchase price was $7,586 (including fees and expenses) and was funded by the proceeds from a loan facility. Resulting goodwill of $4,663 is being amortized over 35 years. The acquisition is being accounted for as a purchase and is included in the consolidated financial statements from the date of acquisition. Pro forma consolidated results are not presented for this acquisition because the effect on the Company is not material.

1997 Acquisition

      On May 8, 1997, the Company, through a wholly-owned subsidiary, acquired 82.5% of the outstanding common stock of World Wide Automotive, Inc. (World
Wide). The remaining 17.5% interest in World Wide is owned by management of World Wide. The aggregate purchase price was $40,842, including cash payments of $38,692 and the issuance of 168,000 shares of Class A Common Stock valued at $2,150. The World Wide acquisition was treated as a purchase for accounting purposes and is included in the consolidated financial statements of the Company beginning with the acquisition date. The World Wide acquisition resulted in goodwill of $21,301 which is being amortized over 35 years. World Wide is primarily an aftermarket supplier of light duty import starters and alternators, although it also has a small amount of heavy duty remanufacturing sales and domestic aftermarket sales.

Unaudited Pro Forma Results of Operations

     The unaudited pro forma consolidated results of operations, assuming the Williams, Remy Korea and Ballantrae acquisitions had been consummated as of the beginning of the preceding year, are as follows:

                                                                      For the Year Ended July 31
                                                                 -------------------------------------
                                                                       1999                1998
                                                                 ------------------  -----------------
          Revenues.........................................           $987,317           $ 863,812
          Operating income.................................            103,512              52,201
          Income from continuing operations................             28,799                 207
          Net income (loss)................................             28,799              (1,626)
          Basic income (loss) per share....................               1.21                (.08)
          Diluted income (loss) per share..................               1.11                (.08)

     The pro forma consolidated financial information has been prepared for comparative purposes only and does not purport to present what the Company's consolidated results of operations would actually have been if the operations were combined during the periods presented and is not intended to project future results or trends of operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of DRI and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

     The Company designs, manufactures, remanufactures and distributes electrical, powertrain/drivetrain and engine-related components for automobiles, light and heavy duty trucks and other heavy duty vehicles. The Company's products include starter motors, alternators, engines, transmissions, traction control devices, torque convertors and fuel systems for the aftermarket and the original equipment manufacturer market, principally in North America but also in Europe, Latin America, Asia- Pacific, India, and Africa.

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

     The percentage of the Company's labor force covered by a collective bargaining agreement ("CBA") and covered by a CBA that will expire within one year is 24.6% and 5.8%, respectively.

     The Company conducts a significant portion of its business with GM. See
Note 12.

Derivative Financial Instruments

     In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values, interest rates and commodity prices that can affect the cost of operating, investing and financing. Accordingly, the Company addresses a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The Company's objective is to reduce earnings and cash flow volatility associated with these fluctuations. The Company's derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of established policies and procedures designed to manage market risk. The Company does not enter into any derivative transactions for speculative purposes. From time to time, the Company enters into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. Gains and losses from hedges are classified in the statement of operations in cost of goods sold when the contracts are closed. Cash flows from hedges are classified in the consolidated statement of cash flows under the same category as the anticipated transactions. The Company had foreign exchange contracts outstanding in the amount of $6,179 and $3,804 at July 31, 1999 and 1998, respectively. The fair value of these contracts was $6,259 and $3,463 at July 31, 1999 and 1998, respectively.

Inventories

     Inventories are carried at lower of cost or market determined on the first-in, first-out (FIFO) method. Raw materials also include supplies and repair parts which consist of materials consumed in the manufacturing process but not directly incorporated into the finished products. Inventories at July 31, 1999 and 1998 consist of the following:

                                                           July 31
                                                  ----------------------------
                                                    1999               1998
                                                  ---------          ---------
          Raw material.................           $ 121,725          $ 102,281
          Work-in-process..............              50,725             36,742
          Finished goods...............              59,715             59,414
                                                  ---------          ---------
                                                  $ 232,165          $ 198,437
                                                  =========          =========

Property and Equipment

     Property and equipment are stated at cost and include certain expenditures for leased facilities. Depreciation is calculated primarily using the straight-line method over the estimated useful lives of the related assets (15 to 40 years for buildings and 3 to 15 years for machinery and equipment).

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

Investments in Joint Ventures

     Investments in companies representing an ownership interest of 20% to 50% are accounted for by the equity method. Joint ventures consisted of a 37% interest in Sahney Paris Rhone Ltd. (SPR) in fiscal 1998 and fiscal 1999 and a 50% interest Remy Korea Ltd. (RKL) in fiscal 1998 and fiscal 1999 through June
25. Subsequent to that date, RKL was accounted for as a consolidated subsidiary (see Note 1). Due to the significance of the Company's equity in the earnings of RKL, the financial statements for RKL are presented on pages 66 to 87. The Company's investment in SPR and its share of SPR's earnings were not significant relative to consolidated assets and earnings in fiscal years 1999 and 1998.

Long-Term Assets

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Recognition of Revenue

     Substantially all of the Company's revenue is recognized at the time the product is shipped. The Company's remanufacturing operations obtain used diesel and gasoline engines, fuel systems, transmissions, starter motors and generators, commonly known as cores, from its customers as trade-ins. Net sales and cost of goods sold are reduced by $156,383, $160,731, and $113,100 for 1999, 1998 and 1997, respectively, to reflect the cost of cores returned for credit.

Foreign Currency Translation

     Financial statements of foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and at the average exchange rate for each year for revenue and expenses. Translation adjustments are recorded as a separate component of stockholders' equity and reflected in comprehensive income (loss).

Earnings Per Share

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments including stock options, warrants and the stock purchase plan. The effect of warrants and the stock purchase plan on diluted earnings per share is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Stock options did not affect the calculation of diluted earnings per share in fiscal year 1999 because the exercise price of stock options outstanding were greater than the market price. Stock options, warrants, and stock purchase plans did not affect the calculation of the weighted average shares for the diluted loss per share in fiscal years 1998 and 1997 because their effect would have been antidilutive.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                               For the Year Ended July 31
                                                                 --------------------------------------------------------
                                                                       1999               1998               1997
                                                                 -----------------  ------------------ ------------------
Numerator:
   Income (loss) from continuing operations...............        $     28,346      $      (2,187)     $      (10,263)
   Loss from operations of discontinued businesses........                  --                 --                (808)
   Loss on disposal of businesses.........................                  --                 --                (874)
   Extraordinary items....................................                  --             (1,833)             (2,351)
                                                                 -----------------  ------------------ ------------------
   Numerator for basic and diluted earnings (loss) per
   share..................................................        $     28,346      $      (4,020)     $      (14,296)
                                                                 =================  ================== ==================
Denominator:
   Denominator for basic earnings (loss) per share -
     weighted average shares..............................          23,913,848         19,981,240          14,319,943
   Effect of dilutive securities:
      Warrants............................................           1,679,804                 NA                  NA
      Stock purchase plan.................................             351,335                 NA                  NA
                                                                 -----------------  ------------------ ------------------
   Denominator for diluted earnings (loss) per share......          25,944,987         19,981,240          14,319,943
                                                                 =================  ================== ==================

     On November 20, 1997, the Company authorized a 16.8-to-one stock split which occurred on December 19, 1997. All share and per share amounts have been adjusted to reflect this split.

Comprehensive Income

     In fiscal 1999, the Company adopted Financial Accounting Standards Board
(FASB) Statement No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income includes certain items that historically have been excluded from the calculation of net income. The Company's other comprehensive income consists of unrealized gains and losses on the translation of the assets and liabilities of its foreign operations. See Note 11.

Fair Value of Financial Instruments

     The Company's financial instruments generally consist of cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The fair value of the Company's fixed rate debt was estimated using a discounted cash flow analysis based upon the Company's current incremental borrowing rates. With the exception of the Senior Notes and the Senior Subordinated Notes, the carrying amounts of these financial instruments approximated their fair value at July 31, 1999 and 1998. At July 31, 1999, the Senior Notes have a face value of $145.0 million and a fair value of $144.1 million and the Senior Subordinated Notes have a face value of $140.0 million and a fair value of $142.8 million.

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

Impact of Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized on the balance sheet at fair value. Changes in fair values of derivatives will be accounted for based upon their intended use and designation. SFAS No. 137 deferred the effective date of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is required to adopt this standard not later than the first quarter of fiscal year 2001. Since the Company's holdings in such instruments are minimal, adoption of this standard is not expected to have a material effect on the financial statements.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5). This statement requires the cost of start-up activities and organization costs to be expensed as incurred. Initial application of this SOP is to be reported as the cumulative effect of a change in accounting principle. The Company is required to adopt this statement in fiscal year 2000. It is not currently expected that adoption will have a material effect on the Company's financial position or results of operations.

3.   DISCONTINUED OPERATIONS

     In fiscal year 1997 , the Company adopted plans to sell certain non-core businesses acquired in connection with the acquisition of Power Investments, Inc. Charges totaling $1,682, net of tax benefits of $821, for expected losses on disposal and operating losses during the transition period were recorded in fiscal year 1997. The reserves were utilized and all discontinued businesses were sold or otherwise liquidated during fiscal years 1998 and 1999. Summary operating results of the discontinued operations in fiscal 1997 consisted of net sales of $10,935 and net losses of $808. Net assets of

$1,719 were included in the consolidated balance sheet at July 31, 1998.

4.   RESTRUCTURING CHARGES

     In May 1998, the Company offered an incentive separation payment to DRA hourly employees through a voluntary employee termination program (VTEP). By the program's completion date on July 10, 1998, 337 employees had accepted the Company's offer. A charge of $26,515 was recorded for these separation costs, $9,974 of which were paid in fiscal year 1998 and $11,565 of which were paid in fiscal year 1999. $3,649 are to be paid in 2000 and $1,326 are to be paid in fiscal year 2001.

     In May 1997, the Company decided to restructure the manufacturing operations of DRA to utilize focus factory manufacturing concepts and to close the Company's operations in the old vertically-integrated factories that were leased from GM. These decisions resulted in the impairment of certain production assets with a carrying amount of $30,321 ($25,279 of which was property and equipment and $5,042 of which was related tooling and other supplies) which the Company sold or otherwise disposed of. In fiscal year 1998, the reserve established for this charge was reduced $5.4 million to reflect the utilization of certain assets previously targeted for disposal. The Company estimated the loss on disposal including related costs at $26,260. In addition, the Company estimated a cost of $8,240 for reducing its workforce through several transition programs. In fiscal year 1998, this charge was increased $5.2 million to reflect greater than anticipated participation in the various workforce transition programs. Some of the operations for the closed facilities were transferred to the new focus factories; others were outsourced.

     The following table summarizes the provisions and reserves for restructuring and non-recurring charges:

                                                               Termination        Exit/Impairment
                                                                Benefits               Costs                Total
                                                           --------------------  -------------------  -------------------
Reserve at August 1, 1996............................            $  2,051            $  3,490             $   5,541
Provision in 1997....................................               8,240              26,260                34,500
Change in estimate...................................              (1,230)                 --                (1,230)
Payments and charges in 1997.........................                (821)               (613)               (1,434)
                                                           --------------------  -------------------  -------------------
Reserve at July 31, 1997.............................               8,240              29,137                37,377
Provision in 1998....................................              26,515                  --                26,515
Change in estimate...................................               5,232              (5,366)                 (134)
Payments and charges in 1998.........................             (19,204)             (9,035)              (28,239)
                                                           --------------------  -------------------  -------------------
Reserve at July 31,1998..............................              20,783              14,736                35,519

Payments and charges in 1999.........................             (15,808)            (13,845)              (29,653)
                                                           --------------------  -------------------  -------------------
Reserve at July 31,1999..............................            $  4,975            $    891             $   5,866
                                                           ====================  ===================  ===================

5.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the allowance for doubtful accounts is as follows:

                                                                            For the Year Ended July 31
                                                          ---------------------------------------------------------------
                                                                  1999                 1998                 1997
                                                          --------------------- -------------------- --------------------
Balance at beginning of year.............................        $2,083                $2,935               $1,209
Additions charged to costs and expenses..................         1,984                 1,037                3,774
Acquisition of certain businesses........................            50                    28                  324
Uncollectible accounts written off, net of recoveries            (2,012)               (1,917)              (2,372)
                                                          --------------------- -------------------- --------------------
Balance at end of year...................................        $2,105                $2,083               $2,935
                                                          ===================== ==================== ====================

6.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                            July 31
                                            ----------------------------------------
                                                   1999                 1998
                                            -------------------  -------------------
Land and buildings.....................         $  16,281            $   7,290

Buildings under capital leases.........            22,304               22,336
Leasehold improvements.................            10,737                6,088
Machinery and equipment................           209,405              172,823
                                            -------------------  -------------------
                                                $ 258,727            $ 208,537
                                            ===================  ===================

7.   LONG-TERM DEBT

     Borrowings under long-term debt arrangements consist of the following:

                                                                    July 31
                                                    ----------------------------------------
                                                           1999                 1998
                                                    -------------------  -------------------
Senior credit facility:
   Revolving acquisition loans.................           $  96,784            $  64,845
Senior Subordinated Notes......................             140,000              140,000
Senior Notes...................................             145,000              145,000
GM Subordinated Debentures.....................              18,630               18,459
Other, including capital lease obligations.....              47,113               27,450
                                                    -------------------  -------------------
                                                            447,527              395,754
Less current portion...........................              12,596                1,948
                                                    -------------------  -------------------
                                                          $ 434,931            $ 393,806
                                                    ===================  ===================

Senior Credit Facility

     On November 13, 1998, the Company amended its Senior Credit Facility. Pursuant to the Senior Credit Facility, as amended, revolving loans are available in the aggregate principal amount of $300 million for general purposes (including acquisitions). The Senior Credit Facility terminates on October 31, 2003. The Company has the option of paying an interest rate of one bank's prime rate or a LIBOR-based rate. The weighted average interest on amounts outstanding at July 31, 1999 was 7.21%.

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

Senior Subordinated Notes

     On August 2, 1996, the Company issued $140 million of 10 5/8% Senior Subordinated Notes due August 1, 2006 (the "Senior Subordinated Notes"). The Company recorded an extraordinary loss in 1997 of $2,351, net of a tax benefit of $1,147, related to deferred financing costs associated with the payoff of a previous senior credit facility.

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

     The indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness,
(ii) pay dividends or make other distributions with respect to capital stock (as defined) of the Company and its restricted subsidiaries, (iii) sell assets of the Company or its restricted subsidiaries, (iv) issue or sell restricted subsidiary stock, (v) enter into certain transactions with affiliates, (vi) create certain liens, (vii) enter into certain mergers and consolidations and
(viii) incur indebtedness which is subordinate to senior indebtedness and senior to the Senior Subordinated Notes.


Senior Notes

     On December 22, 1997, the Company issued $145 million of 8 5/8% Senior Notes due December 15, 2007 (the Senior Notes). The proceeds from the Senior Notes were $141.4 million, net of issuance costs. The proceeds were used to repay higher interest bearing debt.

     The Senior Notes are general unsecured senior obligations of the Company and rank pari passu in right of payment with all existing and future senior indebtedness of the Company and senior in right of payment to all existing and future subordinated obligations of the Company. In addition, the obligations of the Company under the Senior Notes will be fully and unconditionally guaranteed on a joint and several basis by each of the Company's existing and future domestic restricted subsidiaries. The subsidiary guaranties will rank pari passu in right of payment with all existing and future senior indebtedness of the subsidiary guarantors and senior in right of payment to all existing and future subordinate obligations of the subsidiary guarantors. The Senior Notes and the subsidiary guaranties will be effectively subordinated to all existing and future secured indebtedness of the Company and the subsidiary guarantors and to any liabilities of subsidiaries other than subsidiary guarantors.

     The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 2002, at the redemption prices set forth in the note agreement plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to December 15, 2000, the Company may use the proceeds of one or more public equity offerings to redeem up to 40% of the original principal amount of the Senior Notes at a redemption price of 108.625% of the original aggregate principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption; provided that not less than 50% of the original aggregate principal amount of the Senior Notes remains outstanding following any such redemption.

     Upon the occurrence of a change of control (as defined), each holder of the Senior Notes will have the right to require the Company to purchase all or a portion of such holder's notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

     The indenture pursuant to which the Senior Notes were issued contains certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or make other distributions with respect to capital stock (as defined) of the Company and its restricted subsidiaries, (iii) sell assets of the Company or its restricted subsidiaries, (iv) issue or sell restricted subsidiary stock,
(v) enter into certain transactions with affiliates, (vi) create certain liens,
(vii) enter into certain mergers and consolidations and (viii) incur indebtedness which is subordinate to senior indebtedness and senior to the Senior Subordinate Notes.


GM Subordinated Debenture

     On December 22, 1997, the Company converted preferred stock into a subordinated debenture with General Motors

(the GM Subordinated Debenture). The debenture bears interest at the rate of 8% annually and will mature on July 31, 2004. The Company is amortizing the discount from the maturity value of $19,488 using the straight-line method.

Capital Lease Obligations

     Capital leases have been capitalized using interest rates ranging from 8.1% to 15.2%. The carrying value of assets under capital leases was $17,832 at July 31, 1999.

Other

     Total cash interest paid for 1999, 1998 and 1997 was $41,502, $33,397, and $31,744, respectively.

     Required principal payments of long-term debt and capitalized leases are as follows:

              2000.............................   $  12,596
              2001.............................       6,772
              2002.............................       3,151
              2003.............................       3,120
              2004.............................     118,715
              Thereafter.......................     303,173
                                                  ---------
                                                  $ 447,527
                                                  =========

8.   EMPLOYEE BENEFIT PLANS

     Effective in 1999, the Company adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits. SFAS No. 132 revises the disclosure requirements for the Company's benefit plans.

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

Pension and Post-Retirement Health Care and Life Insurance Plans

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

     The changes in benefit obligations and plan assets, components of expense, and assumptions for the plans are as follows:

                                                                                           Post-Retirement Health Care and Life
                                                          Pension Benefits                           Insurance Plans
                                              -----------------------------------------  -----------------------------------------
                                                  1999          1998          1997           1999          1998          1997
                                              ------------- ------------- -------------  ------------- ------------- -------------
Change in benefit obligations
Benefit obligation at beginning of year....    $    17,656   $    12,575   $     7,021   $     13,006  $     11,619  $      7,109
Service cost...............................          2,111         2,012         3,163          3,538         3,384         3,959
Interest cost..............................          1,237           930           544            924           637           551
Amendments.................................             --          (430)          879             --            --            --
Actuarial (gain)/losses....................         (1,636)        3,077          (966)        (2,428)       (2,634)           --
Benefits paid..............................           (962)         (508)           (3)            --            --            --
Curtailment charges and other..............             --            --         1,937             --            --            --
                                              ------------- ------------- -------------  ------------- ------------- -------------

Benefit obligation at end of year..........    $    18,406   $    17,656   $    12,575   $     15,040  $     13,006  $     11,619
                                              ============= ============= =============  ============= ============= =============

Change in plan assets
Fair value of plan assets at beginning of
year.......................................    $    12,516   $     9,663   $     6,406   $         --  $         --  $         --
Actual return on plan assets...............          1,635         1,158         2,180             --            --            --
Employer contributions.....................          3,560         2,203         1,080             --            --            --
Benefits paid..............................           (962)         (508)           (3)            --            --            --
                                              ------------- ------------- -------------  ------------- ------------- -------------
Fair value of plan assets at end of year...    $    16,749   $    12,516   $     9,663   $         --  $         --  $         --
                                              ============= ============= =============  ============= ============= =============

Funded status..............................    $    (1,657)  $    (5,140)  $    (2,912)  $    (15,040) $    (13,006) $    (11,619)
Unrecognized actuarial loss................         (1,819)         (322)       (1,577)        (6,010)       (3,488)       (1,058)
Unrecognized prior service cost............            757           834           911             --            --            --
                                              ------------- ------------- -------------  ------------- ------------- -------------

Net amount recognized......................    $    (2,719)  $    (4,628)  $    (3,578)  $    (21,050) $    (16,494) $    (12,677)
                                              ============= ============= =============  ============= ============= =============

Amounts recognized in the
consolidated balance sheets consist
of:
Accrued benefit liability..................    $    (2,719)  $    (4,206)  $    (3,578)  $    (21,050) $    (16,494) $    (12,677)
Minimum pension liability adjustment.......             --          (422)           --             --            --            --
                                              ------------- ------------- -------------  ------------- ------------- -------------

Net amount recognized......................    $    (2,719)  $    (4,628)  $    (3,578)  $    (21,050) $    (16,494) $    (12,677)
                                              ============= ============= =============  ============= ============= =============

Components of Expense
Service costs..............................    $     2,111   $     2,012   $     3,163   $      3,538  $      3,384  $      3,959
Interest costs.............................          1,237           930           544            924           637           551
Expected return on plan assets.............         (1,331)       (1,016)         (672)            --            --            --
Amortization of prior service cost.........             77            77             4             --            --            --
Recognized net actuarial loss/(gain).......              8          (103)           --             93          (203)          (19)
Curtailments, settlements and other........             --            --         1,633             --            --            --
                                              ------------- ------------- -------------  ------------- ------------- -------------

Net periodic pension cost..................    $     2,102   $     1,900   $     4,672   $      4,555  $      3,818  $      4,491
                                              ============= ============= =============  ============= ============= =============

Weighted-average assumptions
Discount rate..............................           7.75%         7.00%         7.75%          7.75%        7.00%          7.75%

Expected return on plan assets.............          10.00%        10.00%        10.00%            --           --             --
Rate of compensation increase..............           5.00%         5.00%         5.00%          5.00%        5.00%          5.00%

     In 1997, the Company offered retirement incentives to salaried employees. The program liability of $1,633 was included with the restructuring charge.

     The measurement of the July 31, 1999 and 1998 projected benefit obligation was based upon a discount rate of 7.75% and 7.00%, respectively. The expected compensation growth rate is 5% for salaried employees. The expected rate of return on plan assets is 10%.

      Measurement of the accumulated post-retirement benefit obligation was based on a 6.85% annual rate of increase in the cost of covered health care benefits. The rate was assumed to decrease ratably to 5.0% through 2004 and remain level at that rate thereafter. The discount rate used in determining the accumulated post-retirement benefit obligation was 7.75%, 7.00% and 7.75% in 1999, 1998, 1997, respectively. An increase and decrease of one-percentage-point in the assumed health care trend rates would have the following effects on 1999 service and interest cost and the accumulated post-retirement benefit obligation at July 31, 1999.

                                                                                 1% Increase            1% Decrease
                                                                              -------------------    -------------------
                                                                                       (Dollars in thousands)
Effect on total of service and interest cost components of net
  periodic post-retirement health care benefit cost....................           $    1,265             $     (934)
Effect on the health care component of the accumulated post-retirement
  benefit obligation...................................................                3,722                 (2,798)

Defined Contribution Plans

     Various subsidiaries of the Company sponsor voluntary savings plans for eligible salaried and hourly employees. These plans allow participants to make contributions pursuant to section 401(k) of the Internal Revenue Code. Certain of these plans have Company matching contribution provisions. Charges to operations were $1,227, $953, and $532 in 1999, 1998 and 1997, respectively.

Profit Sharing Plans

     DRA sponsors profit sharing plans covering substantially all of its employees. Distributions are determined based upon formulas established by management and are made annually. Profit sharing expense for 1999, 1998 and 1997 was $1,804, $918, and $1,400, respectively.

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

Stock Purchase Plan

     On October 21, 1994, the Company approved a private placement memorandum whereby the Company is authorized to offer for sale to certain members of management of DRA up to 1,596,000 shares of Class A Common Stock. As of July 31, 1999, 310,800 shares were outstanding pursuant to the private placement at a price approximating book value. Shares issued pursuant to this plan generally vest over three to five years. The balance of the unearned compensation of $215 is being amortized over the remaining vesting period. The stockholder notes receivable of $322 and $414 at July 31, 1999 and 1998, respectively, are associated with the sale of Class A Common Stock and are payable in 1999 through 2002 together with interest at 9.25% per annum.

Initial Public Offering

     On December 22, 1997, the Company issued 4,000,000 shares of Class A Common Stock in an initial public offering at $12.00 per share. Also, on January 16, 1998, the Company issued an additional 600,000 shares of Class A Common Stock at $12.00 per share as a result of the underwriters' exercise of their over-allotment option. Net proceeds to the Company from such offerings, after deduction of associated expense, were approximately $51,336.

Warrants

     DRI has issued warrants to purchase 1,680,000 shares of DRI Class A Common Stock at a price of $.0012 per share. The warrants can be exercised, in whole or in part, at any time through June 31, 2004.

Redeemable Exchangeable Preferred Stock of DRA

     In connection with the GM Acquisition, DRA issued 15,000 shares of Class A Preferred Stock (par value $.01 shares and liquidation preference $1,000 per share) to GM (DRA Preferred Stock). The DRA Preferred Stock was exchangeable, at the option of DRA, in whole or in part, for 8% subordinated debentures to be issued by DRA at $1,000 per share plus accrued and unpaid dividends. As a part of the December 22, 1997 initial offering and recapitalization, the DRA Preferred Stock was exchanged for the 8% Subordinated Debenture. As a result, $1,639 in deemed dividend on the preferred stock conversion was incurred in fiscal year 1998.

Dividends

     The Company has never paid dividends on its common stock. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and capital requirements and the terms of the Company's financing agreements. The Company plans to retain future earnings for use in the business in the foreseeable future. The ability of the Company to make dividend payments is also restricted by the terms of certain of its debt instruments.

Stock Options

     The Company has two fixed stock option plans which reserve shares of common stock for issuance to executives, key employees, and directors.

     In December 1997, the Company adopted the Stock-Based Incentive Compensation Plan whereby employees of the Company are eligible to be granted incentive stock options or non-qualified stock options. As of July 31, 1999, an aggregate total of 1,224,000 shares are reserved for grants of stock options, stock appreciation rights, and restricted stock awards under the plan.

     In December 1997, the Company adopted the Non-Qualified Stock Option Plan for Non-Employee Directors whereby non-employee directors are eligible to be granted non-qualified stock options. As of July 31, 1999, a total of 100,000 shares were reserved for grant under the plan. On December 16, 1997, each non-employee director of the Company was granted options to purchase 2,000 shares. On December 16, 1999, and through December 16, 2001, an additional 2,000 options will be granted annually to non-employee directors. The non-employee directors waived their right to the December 16, 1998 grant of 2,000 shares each.

     The exercise price of stock options granted may not be less than the fair market value of a share of common stock on the date of the grant. Options become exercisable in periods ranging from one to five years and vest ratably over a period of five years from the date of the grant. Information regarding these option plans for 1999 and 1998 is as follows:

                                                                                                                     Weighted
                                                                                                                 Average Exercise
                                                                                             Shares                   Price
                                                                                        ---------------------------------------
Initial grant of options (weighted average fair value of $5.56).......................       258,700                 $12.00
Cancelled.............................................................................        (7,600)                 12.00
                                                                                        -------------------
Outstanding as of July 31, 1998.......................................................       251,100                  12.00
Granted (weighted average fair value of $5.45)........................................       224,100                  11.75
Cancelled.............................................................................       (39,460)                 11.92
                                                                                        -------------------
Outstanding as of July 31, 1999.......................................................       435,740                 $11.88
                                                                                        ===================

     At July 31, 1999, there were approximately 888,260 additional shares available for grant under the Company's plans.

     No options were exercised during 1999 or 1998. The exercise prices for all outstanding options are $11.75 and $12.00 for 1999 and 1998, respectively. The remaining contractual life of all options is approximately 8.9 years.

     Disclosure of pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 as if the Company has accounted for its stock options under the fair value method as defined by that Statement. The fair value for options granted by the Company was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                                              1999          1998
                                                                                           --------------------------
        Risk-free interest rate..........................................................     5.00%         5.00%
        Dividend yield...................................................................     0.00%         0.00%
        Volatility factor of the expected market price of the Company's common stock.....     0.30          0.30
        Expected life of the options (years).............................................     8             8

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

     For purpose of pro forma disclosures, the estimated fair value of the options are amortized to expense over the related vesting period. Because compensation expense is recognized over the vesting period, the initial impact on pro forma net income may not be representative of compensation expense in future years, when the effect of amortization of multiple awards would be reflected in the consolidated statements of operations. The Company's pro forma information giving effect to the estimated compensation expense related to stock options is as follows (in thousands, except per share data):

                                                                        1999              1998
                                                                   -----------------------------------
        Pro forma net income (loss)..............................     $28,109            $(4,128)
        Pro forma earnings (loss) per share:
           Basic.................................................     $  1.18            $  (.21)
           Diluted...............................................     $  1.08            $  (.21)

10. INCOME TAXES

     The following is a summary of the components of the provision for income taxes (benefit) of continuing operations:

                                                                               For the Year Ended July 31
                                                                 --------------------------------------------------------
                                                                       1999               1998               1997
                                                                 -----------------  ------------------ ------------------
Current:
   Federal................................................           $    257           $ (2,916)           $ 3,220
   State and local........................................              1,478              2,276              2,019
   Foreign................................................              5,214              2,834                977
                                                                 -----------------  ------------------ ------------------
                                                                        6,949              2,194              6,216
                                                                 -----------------  ------------------ ------------------
Deferred:
   Federal................................................              7,146             (1,019)            (8,615)
   State and local........................................              1,703             (1,227)              (960)
   Foreign................................................                656                 --                345
                                                                 -----------------  ------------------ ------------------
                                                                        9,505             (2,246)            (9,230)
                                                                 -----------------  ------------------ ------------------
                                                                     $ 16,454           $    (52)           $(3,014)
                                                                 =================  ================== ==================

     Income (loss) from continuing operations before income taxes (benefit), minority interest in income of subsidiaries, income from unconsolidated joint ventures, preferred dividend requirement of subsidiary and deemed dividend on preferred stock conversion was taxed in the following jurisdictions:

                                                                               For the Year Ended July 31
                                                                 --------------------------------------------------------
                                                                       1999               1998               1997
                                                                 -----------------  ------------------ ------------------
Domestic..................................................            $25,101           $ (10,789)         $(15,640)
Foreign...................................................             19,844              10,655             4,903
Eliminations..............................................             (1,644)(a)              --                --
                                                                 -----------------  ------------------ ------------------
                                                                      $ 43,301          $    (134)         $(10,737)
                                                                 =================  ================== ==================

(a)  Represents elimination of intercompany profit in inventory.

     A reconciliation of income taxes at the United States federal statutory rate to the effective income tax rate follows:

                                                                                For the Year Ended July 31
                                                                 --------------------------------------------------------
                                                                        1999               1998               1997
                                                                 -----------------  ------------------ ------------------
Federal statutory income tax rate.........................              35.0%              35.0%              35.0%
State and local income taxes--net of federal tax benefit...              4.8              (21.7)              (7.7)
Compensation expense......................................                --                 --               (6.0)
Foreign operations........................................              (2.3)              43.0                4.0
Goodwill..................................................                .7              (13.3)              (0.1)
Other items...............................................               (.2)              (4.2)               2.9
                                                                 -----------------  ------------------ ------------------
Effective income tax rate.................................              38.0%              38.8%              28.1%
                                                                 =================  ================== ==================

     State and local income taxes include provisions for Indiana and Michigan which do not provide proportional benefit in loss years.

     The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                                                                                   July 31
                                                                                     ------------------------------------
                                                                                           1999               1998
                                                                                     -----------------  -----------------
Deferred tax assets:
   Restructuring...............................................................          $  2,244           $ 11,912
   Employee benefits...........................................................             9,648              8,779
   Inventories.................................................................             4,576              5,852
   Warranty....................................................................             3,350              4,387
   Asset impairment............................................................                --              1,215
   Discontinued operations.....................................................                --                283

   Non-compete agreements......................................................               789                722
   Alternative minimum tax credits.............................................             5,309              6,503
   Net operating loss carryforwards............................................             7,925              1,403
   Other.......................................................................             1,615              2,702
                                                                                     -----------------  -----------------
Total deferred tax assets......................................................            35,456             43,758
   Valuation allowance.........................................................            (2,507)              (530)
                                                                                     -----------------  -----------------
Deferred tax assets net of valuation allowance.................................            32,949             43,228
Deferred tax liabilities:
   Depreciation................................................................           (17,633)           (16,689)
   Other.......................................................................            (4,887)            (6,127)
                                                                                     -----------------  -----------------
     Total deferred tax liabilities............................................           (22,520)           (22,816)
                                                                                     -----------------  -----------------
   Net deferred tax asset after valuation allowance..........................            $ 10,429           $ 20,412
                                                                                     =================  =================

     The Company's alternative minimum tax credit may be carried forward indefinitely. The Company's net operating loss carryforwards expire between 2018 and 2019. Income tax payments (refunds), including state taxes, for 1999, 1998, and 1997 were $617, $(483), and ($1,100), respectively.

     No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries ($34,749 at July 31, 1999) because it is expected that such earnings will be reinvested in these foreign operations indefinitely. It is not practical to estimate the amount of taxes that might be payable on the eventual remittances of such earnings.

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     In fiscal year 1999, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income includes certain items that historically have been excluded from the calculation of net income.

     The Company's other comprehensive income consists of unrealized gains and losses on the translation of the assets and liabilities of its foreign operations. The before tax gain(loss), related income tax expense (benefit) and accumulated balance are as follows:

                                                                   1999                 1998                 1997
                                                              ----------------     ----------------     ----------------
         Foreign currency translation adjustment:
             Before tax gain (loss)                             $   (3,939)          $   (3,794)          $      569
             Income tax expense (benefit)                           (1,497)              (1,472)                 160
                                                              ----------------     ----------------     ----------------
             After tax gain (loss)                              $   (2,442)          $   (2,322)          $      409
                                                              ================     ================     ================
         Accumulated other comprehensive
         income (loss)                                          $   (6,516)          $   (4,074)          $   (1,752)
                                                              ================     ================     ================

12. TRANSACTIONS WITH GM

     The Company and GM have entered into several transactions and agreements related to their respective businesses. In addition to the transactions disclosed elsewhere in the accompanying consolidated financial statements and related notes, the Company entered into the following transactions with GM:

                                                                               For the Year Ended July 31
                                                                 --------------------------------------------------------
                                                                        1999              1998               1997
                                                                 -----------------  ------------------ ------------------
      Sales................................................           $359,162           $307,048           $301,328
      Material purchases and costs for services............             34,273             52,273             97,934

     In addition, the Company had the following balances with GM:

                                                                               July 31
                                                                 -------------------------------------
                                                                       1999               1998
                                                                 ------------------ ------------------
      Trade accounts receivable............................            $43,490            $34,449
      Other receivables....................................              4,990              3,711

13. LEASE COMMITMENTS

      The Company occupies space and uses certain equipment under lease arrangements. Rent expense was $7,793, $8,207 and $4,004 for 1999, 1998 and 1997, respectively. Rental commitments at July 31, 1999 for long-term non-cancelable operating leases were as follows:

                        Year ending 2000.................................    $     6,831
                        Year ending 2001.................................          5,397
                        Year ending 2002.................................          3,597
                        Year ending 2003.................................          2,046
                        Year ending 2004.................................          1,772
                        Thereafter.......................................         10,484
                                                                            -----------------
                                                                             $    30,127
                                                                            =================

14.  COMMITMENTS AND CONTINGENCIES

     The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. The Company believes that the ultimate liability, if any, in excess of amounts already provided or covered by insurance on the disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

15.  BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

    In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and related disclosures about products and geographic areas.

    The Company is a global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor. Products include starter motors, alternators, engines, transmissions, traction control systems, torque convertors and fuel systems which are principally sold or distributed to OEMs for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. It manages its business and operates in a single reportable business segment. Because of the similar economic characteristics of the operations, including the nature of products, production processes, customers and methods of distribution, those operations have been aggregated following the provisions of SFAS No. 131 for segment reporting purposes.

    The Company is a multi-national corporation with operations in many countries, including the United States, Canada, Mexico, Hungary, Germany, Korea, the United Kingdom, Belgium and the Netherlands. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Korean Won, the Mexican Peso and various European currencies. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both denominated in the local currency. From time to time, the Company enters into exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. Sales are attributed to geographic locations based on the location of product production.

                                                                           For the Year Ended July 31
                                                             --------------------------------------------------------
                                                                   1999               1998               1997
                                                             -----------------  ------------------ ------------------
  Net sales to external customers:
  United States............................................      $ 845,945          $ 733,551          $ 625,178
  Canada...................................................         47,270             44,660             47,234
  Europe...................................................         46,325             23,547             14,206
  Other....................................................         14,166             13,555              3,169
                                                             -----------------  ------------------ ------------------
     Total net sales.......................................      $ 953,706          $ 815,313          $ 689,787
                                                             =================  ================== ==================

                                                                           July 31
                                                             -------------------------------------
  Long-lived assets:                                               1999               1998
                                                             -----------------  ------------------
  United States............................................      $ 280,785          $ 274,329
  Canada...................................................         11,361              9,964
  Europe...................................................         23,960             19,566
  Other....................................................         37,699             11,508
                                                             -----------------  ------------------
     Total long-lived assets...............................      $ 353,805          $ 315,367
                                                             =================  ==================

Customers that accounted for a significant portion of consolidated net sales were as follows:

                                                                           For the Year Ended July 31
                                                             --------------------------------------------------------
                                                                    1999              1998               1997
                                                             -----------------   ----------------  ------------------
   General Motors Corporation:
     North American OE Operations..........................      $ 241,288           $ 209,695         $ 219,285
     Other.................................................        117,874              97,353            82,043
   Navistar International Corporation......................        127,842                  NA                NA

Sales to Navistar International Corporation accounted for less than 10% of consolidated net sales in 1998 and 1997.

Following is a summary of the composition by product category of the Company's sales to external customers:

                                                                           For the Year Ended July 31
                                                             -------------------------------------------------------
                                                                   1999               1998               1997
                                                             -----------------  -----------------  -----------------
     Electrical systems....................................      $ 793,727          $ 697,448          $ 605,255
     Powertrain/drivetrain.................................        149,279            110,370             84,532
     Other.................................................         10,700              7,495                 --
                                                             -----------------  -----------------  ------------------
     Total.................................................      $ 953,706          $ 815,313          $ 689,787
                                                             =================  =================  ==================

16.  OTHER INFORMATION

Supplemental Cash Flow Information

Supplemental cash flow information is as follow:

                                                                             For the Year Ended July 31
                                                              ----------------------------------------------------------
                                                                   1999                 1998                 1997
                                                              ----------------    -----------------    -----------------
   Cash paid for interest, net of amounts capitalized.          $   41,502          $   33,397           $   31,744
   Cash paid for income taxes, net of refunds received                 617                (483)              (1,100)
   Detail of acquisitions:
     Fair value of assets acquired....................          $   63,786          $   35,135           $   44,801
     Liabilities assumed..............................             (33,398)             (6,168)             (20,481)
     Goodwill recorded................................              23,383              29,778               21,301
     Minority interest................................              (5,450)                 --               (1,029)
     Common stock issued..............................                  --             (23,023)              (2,150)
                                                              ----------------    -----------------    -----------------
     Net cash paid for acquisitions ..................              48,321              35,722               42,442
     Cash acquired....................................               4,571                 189                  150
                                                              ----------------    -----------------    -----------------
     Total............................................          $   52,892          $   35,911           $   42,592
                                                              ================    =================    =================

Research and Development Costs

     The Company spent approximately $19,500, $13,300 and $16,700 in 1999, 1998 and 1997, respectively, on research and development activities. All expenditures were Company funded.

17.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR
     SUBSIDIARIES

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

     Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at July 31, 1999 and 1998 and for the years ended July 31, 1999, 1998 and 1997.

     The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented, except for Williams Technologies, Inc., based on management's determination that they do not provide additional information that is material to investors. Separate financial statements for Williams Technologies, Inc. are included as required by Securities and Exchange Commission rules and regulations due to significance in year of acquisition.

     The following table sets forth the Guarantor and direct Non-Guarantor
Subsidiaries:

Guarantor Subsidiaries              Non-Guarantor Subsidiaries
Delco Remy America, Inc.            Delco Remy Hungary RT (formerly Autovill RT Ltd.)
Nabco, Inc.                         Power Investments Canada Ltd.
The A&B Group, Inc.                 Remy UK Limited
A&B Enterprises, Inc                Delco Remy International (Europe) GmbH
Dalex, Inc.                         Remy India Holdings, Inc.
A&B Cores, Inc.                     Remy Korea Holdings, Inc
R&L Tool Company, Inc.              Alberta Ltd.
MCA, Inc. of Mississippi            World Wide Automotive Distributors, Inc.
Power Investments, Inc.             KraftTube, Inc.
Franklin Power Products, Inc.       Tractech (Ireland) Ltd.
International Fuel Systems, Inc     Central Precision Limited
Marine Drive Systems, Inc.          Electro Diesel Rebuild
Marine Corporation of America       Electro Rebuild Tunisia S.A.R.L. (Tunisia)
Powrbilt Products, Inc.             Delco Remy Mexico, S. de R.L. de C.V.
World Wide Automotive, Inc.         Publitech, Inc.
Ballantrae Corporation              Delco Remy Brazil, Ltda.
Tractech Inc.                       Western Reman Ltd. (Canada)
Williams Technologies, Inc.         Engine Rebuilders Ltd.
Western Reman, Inc.                 Reman Transport Ltd.
                                    Delco Remy Remanufacturing

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                              Condensed Consolidating Balance Sheet
                                                                          July 31, 1999
                                         ----------------------------------------------------------------------------------
                                          Delco Remy
                                         International                         Non-
                                         Inc. (Parent       Subsidiary       Guarantor
                                         Company Only)      Guarantors      Subsidiaries      Eliminations      Consolidated
                                         -------------     ------------     ------------      ------------      ------------
  Assets:
  Current assets:
    Cash and cash equivalents.....       $          --     $       (291)    $     15,600      $         --      $     15,309
    Trade accounts receivable.....                  --          118,371           29,617                --           147,988
    Other receivables.............                  --            6,626            8,870                --            15,496
    Inventories...................                  --          189,893           43,916            (1,644)(b)       232,165
    Deferred income taxes.........                  --           14,997               --                --            14,997
    Other current assets..........                  --            2,125              778                --             2,903
                                         -------------     ------------     ------------      ------------      ------------
  Total current assets............                  --          331,721           98,781            (1,644)          428,858

  Property and equipment..........                  40          195,403           63,284                --           258,727
  Less accumulated depreciation...                  40           54,754            8,738                --            63,532
                                         -------------     ------------     ------------      ------------      ------------
                                                    --          140,649           54,546                --           195,195

  Deferred financing costs........               8,352            2,840               --                --            11,192
  Goodwill, net...................                  --          114,799           22,630                --           137,429
  Net assets held for disposal....                  --               --              182                --               182
  Investment in affiliates........             381,246               --               19          (376,509)(a)         4,756
  Other assets....................               2,411              295            2,345                --             5,051
                                         -------------     ------------     ------------      ------------      ------------
  Total assets....................       $     392,009     $    590,304     $    178,503      $   (378,153)     $    782,663
                                         =============     ============     ============      ============      ============

________________
(a)  Elimination of investments in subsidiaries.
(b)  Elimination of intercompany profit in inventory.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                Condensed Consolidating Balance Sheet
                                                                            July 31, 1999
                                          -----------------------------------------------------------------------------------
                                            Delco Remy
                                          International                           Non-
                                           Inc. (Parent       Subsidiary       Guarantor
                                          Company Only)       Guarantors      Subsidiaries     Eliminations      Consolidated
                                          -------------      ------------     ------------     ------------      ------------
  Liabilities And Stockholders'
  Equity:
  Current liabilities:
    Accounts payable...................   $         636      $     85,590     $     33,113     $         --      $    119,339
    Intercompany accounts..............         (19,630)           43,825          (23,596)            (599)(c)            --
    Accrued interest payable...........           9,001             2,592               10               --            11,603
    Accrued restructuring charges......              --             5,866               --               --             5,866
    Other liabilities and accrued
      expenses.........................          (1,250)           24,684           13,671               --            37,105
    Current debt.......................              --             1,227           11,369               --            12,596
                                          -------------      ------------     ------------     ------------      ------------
  Total current liabilities............         (11,243)          163,784           34,567             (599)          186,509

  Deferred income taxes................              --             4,560                8               --             4,568
  Long-term debt, less current
  portion..............................         285,000           138,117           11,814               --           434,931
  Post-retirement benefits other
    than pensions......................              --            21,050               --               --            21,050
  Accrued pension benefits.............              --             2,719               --               --             2,719
  Other non-current liabilities........           2,216             1,328                1               --             3,545
  Minority interest in subsidiaries....              --            10,112            9,709               --            19,821

  Stockholders' equity:
    Common stock:
       Class A Shares..................             182                --               --               --               182
       Class B Shares..................              63                --               --               --                63
    Paid-in capital....................         104,176                --               --               --           104,176
    Subsidiary investment..............              --           200,052           92,998         (293,050)(a)            --
    Retained earnings..................          12,152            48,582           35,922          (84,504)(b)        12,152
    Accumulated other comprehensive
    income.............................              --                --           (6,516)              --            (6,516)
    Stock purchase plan................            (537)               --               --               --              (537)
                                          -------------      ------------     ------------     ------------      ------------
  Total stockholders' equity...........         116,036           248,634          122,404         (377,554)          109,520
                                          -------------      ------------     ------------     ------------      ------------
  Total liabilities and
    stockholders' equity...............   $     392,009      $    590,304     $    178,503     $   (378,153)     $    782,663
                                          =============      ============     ============     ============      ============

_______________

(a)  Elimination of investments in subsidiaries.
(b)  Elimination of investments in subsidiaries' earnings.
(c)  Elimination of intercompany profit in inventory.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                           Condensed Consolidating Statement of Operations
                                                                  For the Year Ended July 31, 1999
                                            -------------------------------------------------------------------------------
                                             Delco Remy
                                            International                       Non-
                                            Inc. (Parent     Subsidiary       Guarantor
                                            Company Only)    Guarantors     Subsidiaries     Eliminations      Consolidated
                                            -------------   ------------    ------------     ------------      ------------
  Net sales...............................  $          --   $    953,652    $    266,447     $   (266,393)(a)  $    953,706

  Cost of goods sold......................             --        802,324         222,240         (264,749)(a)       759,815
                                            -------------   ------------    ------------     ------------      ------------
  Gross profit............................                       151,328          44,207           (1,644)(c)       193,891
  Selling, engineering, and
    administrative expenses...............         11,241         67,587          21,054               --            99,882
  Amortization of goodwill and intangibles              5          4,680             518               --             5,203
                                            -------------   ------------    ------------     ------------      ------------
  Operating (loss) income.................        (11,246)        79,061          22,635           (1,644)           88,806
  Interest expense........................        (27,693)       (16,390)         (1,422)              --           (45,505)
                                            -------------   ------------    ------------     ------------      ------------

  (Loss) income from continuing
    operations before income tax
    (benefit), minority interest in
    income of subsidiaries, income from
    unconsolidated joint ventures and
    equity earnings of subsidiaries.....          (38,939)        62,671          21,213           (1,644)           43,301
  Income taxes (benefit)..................         (4,528)        15,584           5,997             (599)(c)        16,454
  Minority interest in income of
    subsidiaries .........................             --         (2,898)         (1,023)              --            (3,921)
  Income from unconsolidated  joint
    ventures..............................             --             --           5,420               --             5,420
  Equity in earnings of subsidiaries......         62,757             --              --          (62,757)(b)            --
                                            -------------   ------------    ------------     ------------      ------------
  Net income (loss).......................  $      28,346   $     44,189    $     19,613     $    (63,802)     $     28,346
                                            =============   ============    ============     ============      ============

__________

(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.
(c)  Elimination of intercompany profit in inventory.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                         Condensed Consolidating Statement of Cash Flows
                                                                 For the Year Ended July 31, 1999
                                        -----------------------------------------------------------------------------------
                                           Delco Remy
                                          International                        Non-
                                          Inc. (Parent       Subsidiary      Guarantor
                                          Company Only)      Guarantors    Subsidiaries      Eliminations      Consolidated
                                          -------------     ------------   ------------      ------------      ------------
  Operating Activities:
  Net income (loss)....................   $      28,346     $     44,189   $     19,613      $    (63,802)(a)  $     28,346
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in) operating
    activities:
  Depreciation.........................              20           15,010          3,328                --            18,358
  Amortization.........................           1,153            5,180            518                --             6,851
  Minority interest in income of
    subsidiaries.......................              --            2,898          1,023                --             3,921
  Income from unconsolidated joint
    ventures...........................              --               --         (5,420)               --            (5,420)
  Equity (loss) in earnings of
    subsidiaries.......................         (62,757)              --             --            62,757  (a)           --
  Deferred income taxes................           6,428              228             --                --             6,656
  Post-retirement benefits other
    than pensions......................              --            4,555             --                --             4,555
  Accrued pension benefits.............              --           (1,909)            --                --            (1,909)
  Non-cash interest expense ...........              --            1,648             --                --             1,648
  Changes in operating assets and
    liabilities, net of
    acquisitions:
  Accounts receivable..................              --           (2,634)         7,255                --             4,621
  Inventories..........................              --          (13,500)        (5,849)            1,644  (b)      (17,705)
  Accounts payable.....................             506            6,479          6,649                --            13,634
  Intercompany accounts................          48,638          (38,373)        (9,666)             (599) (b)           --
  Other current assets and
    liabilities........................          (4,001)          (1,662)          (982)               --            (6,645)
  Accrued restructuring................              --          (14,941)            --                --           (14,941)
  Other non-current assets and
    liabilities, net...................          26,729          (20,475)        (5,138)               --             1,116
                                          -------------     ------------   ------------      ------------      ------------
  Net cash provided by (used in)
    operating activities...............          45,062          (13,307)        11,331                --            43,086
  Investing Activities:
  Acquisitions, net of cash acquired...         (45,042)              --         (3,279)               --           (48,321)
  Purchase of property and equipment...             (20)         (19,267)        (5,779)               --           (25,066)
                                          -------------     ------------   ------------      ------------      ------------
  Net cash used in investing
    activities.........................         (45,062)         (19,267)        (9,058)               --           (73,387)
  Financing Activities:
  Net borrowing under revolving
    line of credit and other...........              --           32,158          5,890                --            38,048
                                          -------------     ------------   ------------      ------------      ------------
  Net cash provided by financing
    activities.........................              --           32,158          5,890                --            38,048
  Effect of exchange rate changes
    on cash............................              --               --           (551)               --              (551)
                                          -------------     ------------   ------------      ------------      ------------
  Net increase (decrease) in cash
    and cash equivalents...............              --             (416)         7,612                --             7,196
  Cash and cash equivalents at
    beginning of year..................              --              125          7,988                --             8,113
                                          =============     ============   ============      ============      ============
  Cash and cash equivalents at end
    of year............................   $          --     $       (291)  $     15,600      $         --      $     15,309
                                          =============     ============   ============      ============      ============

________________

(a)  Elimination of equity in earnings.of subsidiary.
(b)  Elimination of intercompany profit in inventory.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                              Condensed Consolidating Balance Sheet
                                                                          July 31, 1998
                                        ---------------------------------------------------------------------------------
                                          Delco Remy
                                         International                        Non-
                                         Inc. (Parent      Subsidiary       Guarantor
                                         Company Only)     Guarantors     Subsidiaries    Eliminations          Consolidated
                                         -------------    ------------    ------------    ------------          ------------
  Assets:
  Current assets:
    Cash and cash equivalents.....       $          --    $        125    $      7,988    $         --          $      8,113
    Trade accounts receivable.....                  --         106,543          20,353              --               126,896
    Other receivables.............                  --           8,161           1,685              --                 9,846
    Recoverable income taxes......                  --           1,802              --              --                 1,802
    Inventories...................                  --         165,150          33,287              --               198,437
    Deferred income taxes.........               6,428          15,225              --              --                21,653
    Other current assets..........                  --           2,405             478              --                 2,883
                                         -------------    ------------    ------------    ------------          ------------
  Total current assets............               6,428         299,411          63,791              --               369,630
  Property and equipment..........                  20         178,146          30,371              --               208,537
  Less accumulated depreciation...                  20          44,769           5,779              --                50,568
                                         -------------    ------------    ------------    ------------          ------------
                                                    --         133,377          24,592              --               157,969

  Deferred financing costs........               9,437           1,312              37              --                10,786
  Goodwill, net...................                  --          93,673          21,773              --               115,446
  Net assets held for disposal....                  --          14,894              --              --                14,894
  Investment in affiliates........             261,541              --              --        (249,067)(a)(b)         12,474
  Other assets....................               2,523             876             399              --                 3,798
                                         -------------    ------------    ------------    ------------          ------------
  Total assets....................       $     279,929    $    543,543    $    110,592    $   (249,067)         $    684,997
                                         =============    ============    ============    ============          ============

____________________
(a)     Elimination of investments in subsidiaries.
(b)     Elimination of investments in subsidiaries' earnings.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                              Condensed Consolidating Balance Sheet
                                                                          July 31, 1998
                                         ---------------------------------------------------------------------------------
                                            Delco Remy
                                          International                         Non-
                                           Inc. (Parent      Subsidiary       Guarantor
                                          Company Only)      Guarantors     Subsidiaries    Eliminations      Consolidated
                                          -------------     ------------    ------------    ------------      ------------
  Liabilities And Stockholders'
  Equity:
  Current liabilities:
    Accounts payable .............        $         130     $     71,180    $     14,494    $         --      $     85,804
    Intercompany accounts.........              (79,839)          82,869          (3,030)             --                --
    Accrued interest payable......                9,001              580              --              --             9,581
    Accrued restructuring charges.                   --           35,519              --              --            35,519
    Other liabilities and accrued
      expenses....................                2,751           30,505           4,062              --            37,318
    Current debt..................                   --              961             987              --             1,948
                                          -------------     ------------    ------------    ------------      ------------
  Total current liabilities.......              (67,957)         221,614          16,513              --           170,170

  Deferred income taxes...........              (25,431)          23,755           2,917              --             1,241
  Long-term debt, less current
    portion.......................              285,000          101,218           7,588              --           393,806
  Post-retirement benefits other
    than pensions.................                   --           16,495              --              --            16,495
  Accrued pension benefits........                   --            4,628              --              --             4,628
  Other non-current liabilities...                    3            3,802             162              --             3,967
  Minority interest in
    subsidiaries..................                   --            8,650           1,800              --            10,450

  Stockholders' equity:
    Common stock:
       Class A Shares.............                  182               --              --              --               182
       Class B Shares.............                   63               --              --              --                63
    Paid-in capital...............              106,392               --              --              --           106,392
    Subsidiary investment.........                   --          158,988          69,377        (228,365)(a)            --
    Retained earnings (deficit) ..              (16,194)           4,393          16,309         (20,702)(b)       (16,194)
    Accumulated other
    comprehensive income (loss)...                   --               --          (4,074)             --            (4,074)
    Stock purchase plan...........               (2,129)              --              --              --            (2,129)
                                          =============     ============    ============    ============      ============
  Total stockholders' equity......               88,314          163,381          81,612        (249,067)           84,240
                                          =============     ============    ============    ============      ============
  Total liabilities and
    stockholders' equity                  $     279,929     $    543,543    $    110,592    $   (249,067)     $    684,997
                                          =============     ============    ============    ============      ============

____________

(a)  Elimination of investments in subsidiaries.
(b)  Elimination of investments in subsidiaries' earnings.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                        Condensed Consolidating Statement of Operations
                                                                         July 31, 1998
                                          --------------------------------------------------------------------------------
                                           Delco Remy
                                          International                        Non-
                                          Inc. (Parent       Subsidiary      Guarantor
                                          Company Only)      Guarantors    Subsidiaries    Eliminations       Consolidated
                                          -------------      ----------    ------------    ------------       ------------
  Net sales.............................  $          --      $  833,952    $    138,016    $   (156,655)(a)   $    815,313

  Cost of goods sold....................             --         700,080         114,437        (156,655)(a)        657,862
                                          -------------      ----------    ------------    ------------       ------------

  Gross profit..........................             --         133,872          23,579              --            157,451
  Selling, engineering, and
    administrative expenses.............            175          75,616          11,082              --             86,873
  Amortization of goodwill and
    intangibles.........................            191           3,088             199              --              3,478
  Restructuring charges.................             --          26,515              --              --             26,515
                                          -------------      ----------    ------------    ------------       ------------
  Operating (loss) income...............           (366)         28,653          12,298              --             40,585
  Other income (expense):
  Non-operating expense ................             --              --            (428)             --               (428)
  Interest expense......................        (24,911)        (15,179)           (201)             --            (40,291)
                                          -------------      ----------    ------------    ------------       ------------
  (Loss) income from continuing
    operations before income tax
    (benefit), preferred dividend
    requirement of subsidiary,
    minority interest and deemed
    dividend............................        (25,277)         13,474          11,669              --               (134)
  Income taxes (benefit)................         (9,415)          6,440           2,923              --                (52)
  Minority interest in income of
    subsidiaries........................             --          (2,027)           (362)             --             (2,389)
  Equity in earnings of subsidiaries....         11,842              --              --         (11,842)(b)             --
  Income from unconsolidated joint
    ventures............................             --              --           2,568              --              2,568
  Preferred dividend requirement of
    subsidiary..........................             --              --              --            (645)(c)           (645)
  Deemed dividend on preferred
    stock conversion....................             --              --              --          (1,639)            (1,639)
                                          -------------      ----------    ------------    ------------       ------------
  (Loss) income from continuing
    operations..........................         (4,020)          5,007          10,952         (14,126)            (2,187)
  Extraordinary item:
  Write-off of debt issuance costs
    (net of applicable income tax
    benefit)............................             --          (1,833)             --              --             (1,833)
                                          -------------      ----------    ------------    ------------       ------------
  Net (loss) income.....................  $      (4,020)     $    3,174    $     10,952    $    (14,126)      $     (4,020)
                                          =============      ==========    ============    ============       ============

______________
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.
(c)  Recording of preferred dividend requirement of subsidiary.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                           Condensed Consolidating Statement of Cash Flows
                                                                  For the Year Ended July 31, 1998
                                          --------------------------------------------------------------------------------
                                           Delco Remy
                                          International                        Non-
                                          Inc. (Parent       Subsidiary      Guarantor
                                          Company Only)      Guarantors    Subsidiaries    Eliminations       Consolidated
                                          -------------     ------------   ------------    ------------       ------------
  Operating Activities:
  Net (loss) income....................   $      (4,020)    $      3,174   $     10,952    $    (14,126)(a)   $     (4,020)
  Extraordinary item...................              --            2,095             --              --              2,095
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in) operating
    activities:
  Depreciation.........................               7           12,634            950              --             13,591
  Amortization.........................           1,076            3,473            207              --              4,756
  Minority interest in income of
    subsidiaries.......................              --            2,027            362              --              2,389
  Income from unconsolidated joint
    ventures...........................              --               --         (2,568)             --             (2,568)
  Equity in earnings of subsidiary.....         (11,842)              --             --          11,842(a)              --
  Deferred income taxes................         (10,325)          12,012             26              --              1,713
  Post-retirement benefits other
    than pensions......................              --            3,818             --              --              3,818
  Accrued pension benefits.............              --               86             --              --                 86
  Non-cash interest expense ...........              --            2,387             --              --              2,387
  Preferred dividend requirement of
    subsidiary.........................              --               --             --             645(b)             645
  Deemed dividend requirement of
    subsidiary.........................              --               --             --           1,639              1,639
  Changes in operating assets and
    liabilities, net of
    acquisitions:
  Accounts receivable..................              --           (4,136)        (4,296)             --             (8,432)
  Inventories..........................              --          (15,428)        (1,972)             --            (17,400)
  Accounts payable.....................             (65)         (12,621)         5,113              --             (7,573)
  Intercompany accounts................         (98,447)         113,029        (14,582)             --                 --
  Other current assets and
    liabilities........................          (6,283)          13,119         (2,556)             --              4,280
  Accrued restructuring................              --           (1,857)            --              --             (1,857)
  Other non-current assets and
    liabilities, net...................         (10,799)          (7,297)        11,241              --             (6,855)
                                          -------------     ------------   ------------    ------------       ------------
  Net cash (used in) provided by
    operating activities...............        (140,698)         126,515          2,877              --            (11,306)
  Investing Activities:
  Acquisitions, net of cash acquired...         (34,358)              --         (1,364)             --            (35,722)
  Purchase of property and equipment...              --          (22,545)        (1,645)             --            (24,190)
  Investment in joint ventures.........          (9,355)              --             --              --             (9,355)
                                          -------------     ------------   ------------    ------------       ------------
  Net cash (used in) provided by
    investing activities...............         (43,713)         (22,545)        (3,009)             --            (69,267)
  Financing Activities:
  Proceeds from initial public
    offering...........................          51,336               --             --              --             51,336
  Proceeds from issuances of
    long-term debt.....................         141,375               --             --              --            141,375
  Payments on long-term debt...........          (8,300)        (137,486)            --              --           (145,786)
  Net borrowing under revolving
    line of credit and other...........              --           32,137             61              --             32,198
                                          -------------     ------------   ------------    ------------       ------------
  Net cash provided by (used in)
    financing activities...............         184,411         (105,349)            61              --             79,123
  Effect of exchange rate changes
    on cash............................              --               --           (487)             --               (487)
                                          -------------     ------------   ------------    ------------       ------------
  Net decrease in cash and cash
    equivalents........................              --           (1,379)          (558)             --             (1,937)
  Cash and cash equivalents at
    beginning of year..................              --            1,504          8,546              --             10,050
                                          -------------     ------------   ------------    ------------       ------------
  Cash and cash equivalents at end
    of year............................   $          --     $        125   $      7,988    $         --       $      8,113
                                          =============     ============   ============    ============       ============

____________

(a)  Elimination of equity in earnings of subsidiary.
(b)  Recording of preferred dividend requirement of subsidiary.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                        Condensed Consolidating Statement of Operations
                                                                         July 31, 1997
                                          --------------------------------------------------------------------------------
                                           Delco Remy
                                          International                        Non-
                                          Inc. (Parent       Subsidiary      Guarantor
                                          Company Only)      Guarantors    Subsidiaries    Eliminations       Consolidated
                                          -------------     ------------   ------------    ------------       ------------
  Net sales............................   $          --     $    684,790   $     68,779    $    (63,782)(a)   $    689,787

  Cost of goods sold...................              --          548,875         55,141         (63,782)(a)        540,234
                                          -------------     ------------   ------------    ------------       ------------
  Gross profit.........................              --          135,915         13,638              --            149,553
  Selling, engineering, and
    administrative expenses............           5,259           69,845         10,840              --             85,944
  Amortization of goodwill and
    intangibles........................           1,066            2,088             --              --              3,154
  Restructuring charges................              --           34,500             --              --             34,500
                                          -------------     ------------   ------------    ------------       ------------
  Operating (loss) income..............          (6,325)          29,482          2,798              --             25,955
  Other income (expense):
  Non-operating income.................              --               --          2,082              --              2,082
  Interest expense.....................         (18,815)         (19,997)            38              --            (38,774)
                                          -------------     ------------   ------------    ------------       ------------
  (Loss) income from continuing
    operations before income tax
    (benefit), preferred dividend
    requirement of subsidiary, and
    minority interest..................         (25,140)           9,485          4,918              --            (10,737)
  Income taxes (benefit)...............          (9,023)           4,042          1,967              --             (3,014)
  Minority interest in income of
    subsidiaries.......................              --             (921)            29              --               (892)
  Equity in earnings of subsidiaries...           1,821               --             --          (1,821)(b)             --
  Preferred dividend requirement of
    subsidiary.........................              --               --             --          (1,648)(c)         (1,648)
                                          -------------     ------------   ------------    ------------       ------------
  (Loss) income from continuing
    operations.........................         (14,296)           4,522          2,980          (3,469)           (10,263)

  Discontinued operations:
    Loss from operations of
       discontinued businesses
       (net of applicable income
       tax benefit)....................              --             (808)            --              --               (808)
    Loss on disposal of businesses
       (net of applicable income
       tax benefit)....................              --             (874)            --              --               (874)

  Extraordinary item:
     Write-off of debt issuance
       costs (net of applicable
       income tax benefit).............              --           (2,351)            --              --             (2,351)
                                          -------------     ------------   ------------    ------------       ------------
  Net (loss) income....................   $     (14,296)    $        489   $      2,980    $     (3,469)      $    (14,296)
                                          =============     ============   ============    ============       ============

_________________________
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.
(c)  Recording of preferred dividend requirement of subsidiary.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                Condensed Consolidating Statement of Cash Flows
                                                                        For the Year Ended July 31, 1997
                                                ------------------------------------------------------------------------------------
                                                   Delco Remy
                                                International Inc.                       Non-
                                                    (Parent            Subsidiary      Guarantor
                                                   Company Only)       Guarantors     Subsidiaries    Eliminations    Consolidated
                                                ------------------   --------------- --------------  --------------  ---------------
  Operating Activities:
  Net (loss) income.........................        $(14,296)           $    489        $  2,980      $ (3,469)         $(14,296)
  Extraordinary item........................             375               3,123              --            --             3,498
  Adjustments to reconcile net
    income (loss) to net cash provided
    by (used in) operating activities:
  Depreciation..............................              --              17,171             752            --            17,923
  Amortization..............................           1,629               2,771              --            --             4,400
  Minority interest in income of
    subsidiaries............................              --                 892              --            --               892
  Gain on sale of building..................              --                  --          (2,082)           --            (2,082)
  Equity in earnings of subsidiary..........          (1,821)                 --              --         1,821 (a)            --
  Deferred income taxes.....................           7,864             (17,481)             39            --            (9,578)
  Post-retirement benefits other than
    pensions................................              --               4,491              --            --             4,491
  Accrued pension benefits..................              --               3,592              --            --             3,592
  Non-cash interest expense.................           3,337               4,612              --            --             7,949
  Preferred dividend requirement of
    subsidiary..............................              --                  --              --         1,648 (b)         1,648
  Changes in operating assets and
    liabilities, net of acquisitions:
  Accounts receivable.......................              --              (1,715)         (1,626)           --            (3,341)
  Inventories...............................              --              (4,950)         (5,295)           --           (10,245)
  Accounts payable..........................             (67)            (10,970)              1            --           (11,036)
  Intercompany accounts.....................         (74,450)             65,730           8,720            --                --
  Other current assets and liabilities......          (8,727)                995           3,194            --            (4,538)
  Accrued restructuring.....................              --              31,836              --            --            31,836
  Other non-current assets and liabilities,
    net.....................................         (12,209)             15,288          (1,655)           --             1,424
                                                ------------------   --------------- --------------  --------------  ---------------
  Net cash (used in) provided by operating
    activities..............................         (98,365)            115,874           5,028            --            22,537
  Investing Activities:
  Acquisitions, net of cash acquired........         (45,284)                135           2,707            --           (42,442)
  Purchase of property and equipment........              --             (27,025)         (4,863)           --           (31,888)
  Investment in joint ventures..............          (3,119)                 --              --            --            (3,119)
  Proceeds from sale of building............              --                  --           3,362            --             3,362
                                                ------------------   --------------- --------------  --------------  ---------------
  Net cash (used in) provided by investing
    activities..............................         (48,403)            (26,890)          1,206            --           (74,087)
  Financing Activities:
  Proceeds from issuances of long-term
    debt....................................         162,700              17,300              --            --           180,000
  Payments on long-term debt................         (16,000)           (110,200)             --            --          (126,200)
  Net borrowing under revolving line of
    credit and other........................              --               3,986              --            --             3,986
                                                ------------------   --------------- --------------  --------------  ---------------
  Net cash provided by (used in) financing
    activities..............................         146,700             (88,914)             --            --            57,786
  Effect of exchange rate changes on
    cash....................................              --                  --             408            --               408
                                                ------------------   --------------- --------------  --------------  ---------------
  Net (decrease) increase in cash and cash
    equivalents.............................             (68)                 70           6,642            --             6,644
  Cash and cash equivalents at beginning
    of year.................................              68               1,434           1,904            --             3,406
                                                ------------------   --------------- --------------  --------------  ---------------
  Cash and cash equivalents at end of
    year....................................        $     --            $  1,504        $  8,546      $     --          $ 10,050
                                                ==================   =============== ==============  ==============  ===============

_____________
(a)  Elimination of equity in earnings of subsidiary.
(b)  Recording of preferred dividend requirement of subsidiary.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                       10/31/98       1/31/99        4/30/99       7/31/99      Total Year
                                                      ------------  -------------  ------------  ------------  ------------
Net sales...................................             $ 232,785      $ 222,324     $ 248,826     $ 249,771     $ 953,706
Gross profit................................                41,772         46,710        52,521        52,888       193,891
Net income..................................                 5,389          5,856         8,174         8,927        28,346
Basic earnings per common share.............                   .23            .25           .34           .37          1.19
Diluted earnings per common share...........                   .21            .23           .32           .33          1.09

                                                       10/31/97       1/31/98        4/30/98       7/31/98      Total Year
                                                      ------------  -------------  ------------  ------------  ------------
Net sales...................................             $ 209,020      $ 193,259     $ 217,083     $ 195,951     $ 815,313
Gross profit................................                38,143         39,198        44,734        35,376       157,451
Extraordinary item..........................                    --          1,803            --            30         1,833
Net income (loss)...........................                 3,061            661         5,927       (13,669)       (4,020)
Basic earnings (loss) from continuing.......
     operations per common share............                   .21            .13           .25          (.57)         (.11)
Diluted earnings (loss) from continuing.....
     operations per common share............                   .18            .12           .23          (.57)         (.11)
Basic earnings (loss) per common share......                   .21            .04           .25          (.57)         (.20)
Diluted earnings (loss) per common share....                   .18            .03           .23          (.57)         (.20)

INDEPENDENT AUDITORS' REPORT

To the Stockholder and Directors of
Williams Technologies, Inc.

We have audited the accompanying balance sheets of Williams Technologies, Inc. (a wholly owned subsidiary of The W. W. Williams Company) as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Columbus, Ohio


March 26, 1998

WILLIAMS TECHNOLOGIES, INC.

BALANCE SHEETS


                                                                                           December 31
                                                                                1997                          1996
                                                                     ---------------------------    -------------------------
                                                                                           (thousands)
Assets:
Current Assets:
 Cash..............................................................      $           5                  $           5
 Accounts receivable - less allowance for doubtful accounts:
 1997 - $50; 1996 - $25............................................              9,301                          4,300
 Inventories:
 Finished goods....................................................              1,682                          1,819
 Parts for remanufacturing.........................................             11,169                          7,589
 Prepaid expenses and other........................................                 67                             64
 Deferred income taxes.............................................                305                            407
                                                                     ---------------------------    -------------------------
 Total current assets..............................................             22,529                         14,184
                                                                     ---------------------------    -------------------------

Property and Equipment - at cost:
 Leasehold improvements............................................                293                            166
 Equipment.........................................................              8,580                          7,088
                                                                     ---------------------------    -------------------------
 Total.............................................................              8,873                          7,254
 Less accumulated depreciation.....................................              4,348                          3,425
                                                                     ---------------------------    -------------------------
 Property and equipment - net......................................              4,525                          3,829

 Total.............................................................      $      27,054                  $      18,013
                                                                     ===========================    =========================

Liabilities and Stockholders' Equity:
Current Liabilities:
 Accounts payable - trade..........................................      $       9,262                  $       8,095
 Accrued liabilities...............................................              1,129                          1,223
 Current portion of long - term debt...............................                160                            160
                                                                     ---------------------------    -------------------------
 Total current liabilities.........................................             10,551                          9,478
                                                                     ---------------------------    -------------------------

Long - Term Debt:
 Parent company....................................................              9,375                          3,005
 Equipment - net of current portion................................                320                            480
                                                                     ---------------------------    -------------------------
 Net long - term debt..............................................              9,695                          3,485
                                                                     ---------------------------    -------------------------
 Commitments and contingencies ( Note 4)
 Stockholders' Equity:
 Common stock: $1 par value; authorized and outstanding
 100,000 shares....................................................                100                            100
 Retained earnings.................................................              6,708                          4,950
                                                                     ---------------------------    -------------------------
 Total stockholders' equity........................................              6,808                          5,050
                                                                     ---------------------------    -------------------------

  Total............................................................      $      27,054                  $      18,013
                                                                     ===========================    =========================

                       See Notes to Financial Statements

  WILLIAMS TECHNOLOGIES, INC.

  STATEMENTS OF INCOME

                                                                            For the Years ended December 31
                                                                ---------------------------------------------------------
                                                                     1997                1996                 1995
                                                                ----------------    ----------------    -----------------
                                                                                      (thousands)
  Gross revenue........................................           $   49,424          $   36,894          $   23,420
  Cost of purchased parts sold.........................               22,493              14,076               7,259
                                                                ----------------    ----------------    -----------------
  Net revenue..........................................               26,931              22,818              16,161
  Labor and other direct remanufacturing costs.........               20,784              17,133              13,447
                                                                ----------------    ----------------    -----------------
  Gross margin.........................................                6,147               5,685               2,714
  Selling, general and administrative expenses.........                2,759               2,082               1,504
                                                                ----------------    ----------------    -----------------
  Income from operations...............................                3,388               3,603               1,210
  Interest expense.....................................                 (692)               (337)               (236)
                                                                ----------------    ----------------    -----------------
  Income before income taxes...........................                2,696               3,266                 974
  Income tax provision.................................                  938               1,142                 351
                                                                 ---------------    ----------------    -----------------
  Net income...........................................           $    1,758          $    2,124          $      623
                                                                ================    ================    =================

                       See Notes to Financial Statements

  STATEMENTS OF STOCKHOLDERS' EQUITY

  For the Years Ended December 31, 1997, 1996 and 1995

                                                                 Common Stock
                                                            Shares           $1.00 Par        Retained
                                                         Outstanding           Value          Earnings          Total
                                                       -----------------    ------------    -------------    ------------
                                                                                            (thousands)
  Balance, December 31, 1994..................             100,000            $    100        $  3,239         $  3,339
  Net income..................................                                                     623              623
  Dividends to Parent.........................                                                    (151)            (151)
                                                       -----------------    ------------    -------------    ------------
  Balance, December 31, 1995..................             100,000                 100           3,711            3,811
  Net Income..................................                                                   2,124            2,124
  Dividends to Parent.........................                                                    (885)            (885)
                                                       -----------------    ------------    -------------    ------------
  Balance, December 31, 1996..................             100,000                 100           4,950            5,050
  Net income..................................                                                   1,758            1,758
                                                       -----------------    ------------    -------------    ------------

  Balance, December 31,1997...................             100,000            $    100        $  6,708         $  6,808
                                                       =================    ============    =============    ============

                       See Notes to Financial Statements

WILLIAMS TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

                                                                            For the Years Ended December 31
                                                                       1997              1996             1995
                                                                   ------------       -----------    ------------
                                                                                      (thousands)
 Cash Flows From Operating Activities:
   Net income.................................................       $    1,758        $    2,124      $      623
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
     Depreciation and amortization............................              934               766             490
     Deferred income taxes....................................              102              (111)
                                                                                                               76
     Gain on sale of assets...................................               (2)               (6)             --

     Change in assets and liabilities:
      Accounts receivable.....................................           (5,001)             (413)         (2,153)
      Inventories.............................................           (3,443)           (5,926)         (1,900)
      Prepaid expenses and other..............................               (3)              (39)             --
      Accounts payable - trade................................            1,167             3,745           2,667
      Accrued liabilities.....................................              (94)              494             (75)
                                                                   ------------       -----------    ------------

 Net cash provided (used) by operating activities.............           (4,582)              634            (272)
                                                                   ------------      ------------    ------------

 Cash Flows From Investing Activities:
   Property and equipment additions...........................           (1,633)           (1,519)         (1,719)

   Proceed from sale of property and equipment................                5                 7               -
                                                                   ------------      ------------    ------------

 Net cash used by investing activities........................           (1,628)           (1,512)         (1,719)
                                                                   ------------      ------------    ------------

 Cash Flows From Financing Activities:
   Proceeds from long-term debt...............................                -                 -             800
   Payments of long-term debt.................................             (160)             (160)              -
   Net change in debt to Parent company.......................            6,370             1,923           1,339
   Dividends..................................................                -              (885)           (151)
                                                                   ------------      ------------    --------------

 Net cash provided by financing activities....................            6,210               878           1,988
                                                                   ------------      ------------    --------------

 Net Increase (Decrease) in Cash..............................                -                 -              (3)

 Cash at Beginning of Year....................................                5                 5               8
                                                                   ------------      ------------    --------------

 Cash at End of Year..........................................        $       5        $        5      $        5
                                                                   ============      ============    ==============

 Supplemental Cash Flow Disclosure:
   Interest paid..............................................        $     683        $      337      $      236
   Income taxes paid to Parent................................            1,017             1,023             341
   Income taxes paid to (refunded by) state and
    local governments.........................................              (79)              119              10

                       See Notes to Financial Statements

WILLIAMS TECHNOLOGIES, INC.

Notes to Financial Statements
For the Years Ended December 31, 1997, 1996 and 1995

1.  Summary of Significant Accounting Policies

General
The Company is a wholly-owned subsidiary of The W.W. Williams Company ("Parent"). The Company remanufactures transmissions, parts and components on a contract basis for original equipment manufacturers primarily for use in the United States. The Company is incorporated in South Carolina with 100,000 shares of $1 par value stock that is authorized, issued, and outstanding.

Basis of Presentation
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories
Inventories are valued at the lower of cost or market. The cost of inventory is determined using the first-in, first-out (FIFO) method.

Revenue Recognition
The Company recognizes revenue at the time product is shipped or service is completed. During 1997, 1996 and 1995, approximately 94%, 97% and 99% respectively, of gross revenue consisted of sales to four customers.

Parent Allocations
Records of the Company are maintained separately from the Parent company; however, costs incurred by the Parent for employee pension and group self-insurance plans, on the Company's behalf, are allocated to the Company, based on the number of employees for pension and actual net cost for group insurance. Amounts allocated to the Company for such expenses were $1,046,000, $949,000, and $864,000 in 1997, 1996 and 1995, respectively. In addition, the Company was charged $118,000, $118,000, and $106,000 during 1997, 1996 and 1995, respectively, for certain administrative functions performed for it by the Parent. Allocation of such costs are based on underlying costs or comparative volumes. The Company is not charged for any of the Parent company's executive officers' cost. Interest expense of $653,000, $287,000, and $236,000 in 1997, 1996 and 1995, respectively, was charged on Parent company debt. The Company leases its manufacturing facility from its Parent. The lease is for a 10 year term commencing January 1, 1995, and includes annual escalators tied to the Consumer Price Index. Rent expense of $458,000, $438,000, and $425,000 in 1997, 1996 and 1995, respectively, was charged by the Parent. Management believes the manner of allocating costs to the Company by the Parent is reasonable.

Pension Plan
The Company's employees participate in the Parent's pension plan. The plan is a defined benefit pension plan covering full-time employees. Benefits are based on years of service and the employees' highest consecutive five years' average compensation. Contributions to the plan are made to the extent deductible for Federal income tax purposes.

The projected benefit obligation was determined using an assumed long-term rate of return on assets of 8%, future salary increases of 4%, and a discount rate of 6.5% for 1997, 1996 and 1995.

The Company recorded pension expense of $265,000, $263,000, and $269,000 during 1997, 1996 and 1995, respectively.

Depreciation
Depreciation on property and equipment (1997 - $936,000; 1996 - $767,000; 1995 - $490,000) is computed based on the estimated useful lives of the assets using accelerated and straight-line methods for financial reporting purposes.

2.  Income From Operations
During 1997, the Company incurred a $500,000 charge to fully reserve certain parts variance receivables due to a contract dispute with a customer. In 1998, the Company and the customer amended the contract which management believes includes terms more favorable to the Company. During 1996, a special project added $1,253,000 to income from operations.

3.  Long-Term Debt
Equipment debt matures in 2000 and bears interest at variable rates with an effective interest rate of 7.0% and 6.8% for 1997 and 1996, respectively, and 7.0% as of December 31, 1997. Equipment debt is guaranteed by the Parent and is collateralized by certain equipment of the Company. Long-term debt maturities are $160,000 per year in 1998, 1999 and 2000.

4.  Commitments and Contingencies
The Company has operating leases for its manufacturing and warehouse facilities through December 31, 2004 and March 31, 2002, respectively. The warehouse has a lease purchase option and a renewal option. Future annual rental amounts (including amounts to Parent), subject to annual escalators tied to the Consumer Price Index, are as follows:

1998 - $926,000; 1999 - $940,000; 2000 - $954,000; 2001 - $969,000; 2002 -
$638,000; thereafter - $1,093,000. Annual rental expense (including amounts to Parent) was approximately $744,000, $671,000 and $563,000 in 1997, 1996 and
1995, respectively.

5.  Income Taxes
The income tax provision (benefit) consists of the following:

                                                                   1997                 1996                 1995
                                                              ----------------    -----------------    -----------------
                                                                               (Dollars in thousands)
Current:
Federal.....................................                    $      836          $    1,207           $      261
State.......................................                            --                  43                   17
                                                              ----------------    -----------------    -----------------
Subtotal....................................                           836               1,250                  278
                                                              ----------------    -----------------    -----------------

Deferred (Federal and state)................                           102                (108)                  73
                                                              ----------------    -----------------    -----------------
Total income tax provision..................                    $      938          $    1,142           $      351
                                                              ================    =================    =================

Company results are included in the Parent's consolidated Federal Income Tax return. The Company computes its income tax provision as if it filed a separate income tax return. The effective income tax rate differs from the federal statutory rate due to the effect of state income taxes, net of state tax credits, and certain nondeductible expenses. Unused state tax credits at December 31, 1997 amounted to $45,000.

The net deferred tax asset of $305,000 and $407,000 at December 31, 1997 and 1996 includes deferred tax assets of $404,000 and $450,000 and deferred tax liabilities of $99,000 and $43,000, respectively. Deferred taxes related primarily to valuation and other reserves, and depreciation.

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Remy Korea, Ltd.

We have audited the accompanying balance sheets of Remy Korea, Ltd. ("the Company") as of December 31, 1998 and 1997, and the related statements of income, appropriations of unappropriated retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion, as independent auditors, on these financial statements based on our audits. For this purpose, we conducted our audits in accordance with auditing standards generally accepted in the Republic of Korea.

As fully described in Note 10, the Company has had transactions with affiliated companies.

In our opinion, the financial statements referred to above present fairly the financial position of Remy Korea, Ltd. as of December 31, 1998 and 1997, and the results of its operations, appropriations of unappropriated retained earnings and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Republic of Korea.

The operations of the Company, and those of other companies in the Republic of Korea have been significantly affected, and will continue to be affected for the foreseeable future, by the country's unstable economy caused in part by the currency volatility in the Asia-Pacific region. While the Korean economy has recently shown signs of improvement, there are still uncertainties that may affect future operations. The financial statements do not include any adjustments that might result from those uncertainties.

The accompanying financial statements are not intended to present the financial position, results of operations and cash flows in accordance with accounting principles and practices generally accepted in countries and jurisdictions other than the Republic of Korea. Accordingly, the accompanying financial statements are not designed for those who are not informed about Korean accounting principles, procedures and practices. The standards, procedures and practices utilized in the Republic of Korea to audit such financial statements may differ from those generally accepted in other countries and jurisdictions.


                                                   Young Wha
February 13, 1999

                               REMY KOREA, LTD.
                                BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997

                                  Assets                                             1998                        1997
 --------------------------------------------------------------------    ------------------------       ---------------------
 Currents Assets:
    Cash on hand and in banks (Notes 3 and 9).....................            W     6,466,632,571         W     4,582,019,613
    Marketable securities.........................................                             --                 159,190,000
    Accounts receivable - trade, less allowance for doubtful
     accounts of W116,500,530 in 1998 and W38,092,094 in 1997
     (notes 9 and 10).............................................                 11,533,552,574               3,771,117,376
    Accounts receivable - other (Notes 9 and 10)..................                  1,044,886,402                 619,891,139
    Accrued interest receivable...................................                    133,877,316                  52,808,560
    Advance payments..............................................                    322,062,600                  13,687,411
    Inventories (Notes 4 and 5)...................................                  4,871,099,662                 622,022,571
    Prepaid expenses..............................................                     47,572,138                   1,827,075
                                                                            ---------------------       ---------------------
    Total current assets..........................................                 24,419,683,263               9,822,563,745
 Investments and other assets:
    Long - term deposits (Note 3).................................                    600,000,000                 500,000,000
    Long - term loans.............................................                    156,800,000                  20,000,000
    Investment securities.........................................                    188,317,652                          --
    Restricted bank deposits (Note3)..............................                      5,500,000                   2,500,000
    Leasehold key money and other refundable deposits.............                    417,220,200                  98,504,000
    Deposits for employees' severance indemnities.................                     49,500,000                          --
                                                                            ---------------------       ---------------------
    Total investments and other assets............................                  1,417,337,852                 621,004,000
 Property, plant and equipment (Notes 4, 5 and 10):
    Land..........................................................                  2,247,015,100               2,018,149,850
    Buildings.....................................................                  4,308,937,152                          --
    Structures....................................................                  1,172,165,996                          --
    Machinery and equipment.......................................                 14,900,812,648               1,010,611,006
    Vehicles and transportation equipment.........................                    169,963,713                  84,622,730
    Tools.........................................................                    522,920,370                          --
    Furniture and fixtures........................................                    866,091,756                  36,942,271
    Construction in progress......................................                  2,310,412,949               5,896,479,938
                                                                            ---------------------       ---------------------
                                                                                   26,498,319,684               9,046,805,795
    Less accumulated depreciation.................................                  2,847,462,162                 125,125,161
                                                                            ---------------------       ---------------------
    Property, plant and equipment - net...........................                 23,650,857,522               8,921,680,634
 Intangible assets................................................                     35,021,385                  38,725,282
                                                                            ---------------------       ---------------------

 Total assets.....................................................            W    49,522,900,022         W    19,403,973,661
                                                                            =====================       =====================

                            See accompanying notes.

                               REMY KOREA, LTD.
                            BALANCE SHEETS (CONT'D)
                          DECEMBER 31, 1998 AND 1997

                   Liabilities and Stockholders' Equity                              1998                        1997
----------------------------------------------------------------------    ---------------------       ---------------------
  Current liabilities:
    Accounts payable - trade......................................            W     8,402,949,573         W     3,512,158,381
    Accounts payable - other (Notes 9 and 10).....................                  6,812,355,327               3,739,718,137
    Short term borrowings.........................................                  2,000,000,000                          --
    Current portion of long-term debt and long-term accounts payable,
    net of discount (Notes 6 and 7)...............................                    285,776,929                  87,850,218
    Income taxes payable (Note 11)................................                  2,311,538,497                 113,476,010
    Advance receipts (Notes 9 and 10).............................                     94,649,028                          --
    Accrued expenses..............................................                    249,265,370                  47,447,963
    Other current liabilities.....................................                     54,561,227                   9,343,760
                                                                            ---------------------       ---------------------
    Total current liabilities.....................................                 20,211,095,951               7,509,994,469
  Long-term liabilities:
    Long-term debt (Notes 6 and 9)................................                  6,612,500,000               3,072,465,280
    Long-term accounts payable, net of current portion and discount
    (Notes 7 and 9)...............................................                    819,830,786                 161,472,918
    Accrued severance and retirement benefits.....................                     94,526,740                          --
    Prepayment of severance indemnities...........................                     (6,024,900)                         --
                                                                            ---------------------       ---------------------
    Total long-term liabilities...................................                  7,520,832,626               3,233,938,198
                                                                            ---------------------       ---------------------

    Total liabilities.............................................                 27,731,928,577              10,743,932,667

  Stockholders' equity:
    Common stock, W5,000 par value:
      Authorized - 1,600,000 shares...............................
      Issued and outstanding - 1,600,000 shares...................                  8,000,000,000               8,000,000,000
    Retained earnings (Note 8):
    Reserve for business rationalization..........................                  2,200,000,000                 100,000,000
    Reserve for enterprise development............................                  9,500,000,000                          --
    Reserve for business expansion................................                  1,900,000,000                 400,000,000
    Unappropriated retained earnings..............................                    190,971,445                 160,040,994
                                                                            ---------------------       ---------------------
    Total retained earnings.......................................                 13,790,971,445                 660,040,994
                                                                            ---------------------       ---------------------

    Total stockholders' equity....................................                 21,790,971,445               8,660,040,994
                                                                            ---------------------       ---------------------

    Total liabilities and stockholders' equity....................            W    49,522,900,022         W    19,403,973,661
                                                                            =====================       =====================

                            See accompanying notes.

                               REMY KOREA, LTD.
                             STATEMENTS OF INCOME
                          DECEMBER 31, 1998 AND 1997

                                                                                     1998                        1997
                                                                            ---------------------       ---------------------
    Sales (Note 10)...............................................            W    86,896,956,993         W     3,912,480,614

    Cost of sales.................................................                 68,476,615,628               2,890,067,197
                                                                            ---------------------       ---------------------

    Gross profit..................................................                 18,420,341,365               1,022,413,417

    Selling and administrative expenses...........................                  1,579,165,241                  77,724,207
                                                                            ---------------------       ---------------------

    Operating income..............................................                 16,841,176,124                 944,689,210

    Non-operating income:
      Interest income.............................................                    924,808,145                 398,199,510
      Realized foreign exchange gains.............................                  2,270,711,469                         673
      Unrealized foreign currency translation gains...............                    115,195,042                 219,334,301
      Commission..................................................                      2,796,333                          --
      Miscellaneous...............................................                    144,805,385                   2,929,940
                                                                            ---------------------       ---------------------
      Total non-operating income..................................                  3,458,316,374                 620,464,424

    Non-operating expenses:
      Interest expenses...........................................                    954,166,221                  11,872,530
      Amortization of deferred charges............................                  1,053,348,843                 429,699,654
      Unrealized foreign currency translation losses..............                     21,718,696                 336,685,017
      Realized foreign exchange losses............................                  2,495,036,477                          --
      Donations...................................................                      2,388,100                          --
      Loss on sales of property, plant and equipment..............                    113,254,523                          --
      Miscellaneous...............................................                      2,565,603                      23,902
                                                                            ---------------------       ---------------------
      Total non-operating expenses................................                  4,642,478,463                 778,281,103
                                                                            ---------------------       ---------------------

    Income before income taxes....................................                 15,657,014,035                 786,872,531

    Provision for income taxes (Note 11)..........................                  2,526,083,584                 194,941,057
                                                                            ---------------------       ---------------------

    Net income....................................................            W    13,130,930,451         W       591,931,474
                                                                            =====================       =====================

    Ordinary income per share and earnings per share (Note 12)....            W             8,207         W               574
                                                                            =====================       =====================

                            See accompanying notes.

                               REMY KOREA, LTD.
                         STATEMENTS OF APPROPRIATIONS
                      OF UNAPPROPRIATED RETAINED EARNINGS
                          DECEMBER 31, 1998 AND 1997

                                                                                     1998                        1997
                                                                            ------------------------    ------------------------
    Retained earnings before appropriations:
      Beginning of year...........................................            W       160,040,994         W        68,109,520
      Net income..................................................                 13,130,930,451                 591,931,470
                                                                            ------------------------    ------------------------
      Total retained earnings before appropriations...............                 13,290,971,445                 660,040,990

    Appropriations:
      Reserve for business rationalization (Note 8)...............                  2,100,000,000                 100,000,000
      Reserve for enterprise development (Note 8).................                  9,500,000,000                          --
      Reserve for business expansion..............................                  1,500,000,000                 400,000,000
                                                                            ------------------------    ------------------------
      Total appropriations........................................                 13,100,000,000                 500,000,000
                                                                            ------------------------    ------------------------

    Balance of unappropriated retained earnings at the end of year            W       190,971,445         W       160,040,990
                                                                            ========================    ========================

                            See accompanying notes.

                               REMY KOREA, LTD.
                           STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                     1998                        1997
                                                                            ------------------------    ------------------------
   Cash flows from operating activities:
    Net income........................................................        W    13,130,930,451         W       591,931,474
    Additions of expenses not involving cash outflows:
      Depreciation....................................................              2,699,115,399                 127,163,333
      Amortization of deferred charges................................              1,053,348,843                 429,699,654
      Interest expenses (amortization of discount on long-term
      accounts payable)...............................................                119,049,727                  11,872,530
      Unrealized foreign currency translation losses..................                 21,718,696                 336,032,697
      Loss on sales of property, plant and equipment..................                113,254,523                      --
      Provision for severance and retirement benefits.................                 85,007,040                      --
                                                                            ------------------------    ------------------------
      Subtotal........................................................              4,091,494,228                 904,768,214
    Deduction of revenues not involving cash inflows:
      Unrealized foreign currency translation gains...................               (114,440,786)               (219,334,301)
      Interest income.................................................                 (1,060,652)                     --
                                                                            ------------------------    ------------------------
      Subtotal........................................................               (115,501,438)               (219,334,301)
    Changes in assets and liabilities resulting from operations:
      Accounts receivable - trade.....................................             (7,685,120,246)             (3,874,387,847)
      Accounts receivable - other.....................................               (426,307,208)               (619,891,139)
      Accrued interest receivable.....................................                (81,068,756)                 15,091,735
      Advance payments................................................               (308,375,189)                (13,687,411)
      Inventories.....................................................             (4,249,077,091)               (622,022,571)
      Prepaid expenses................................................                (45,745,063)                 (1,827,075)
      Prepayment of severance indemnities.............................                 (6,024,900)                     --
      Accounts payable - trade........................................              4,902,449,356               3,512,158,381
      Accounts payable - other........................................              3,072,637,190               3,838,973,692
      Income taxes payable............................................              2,198,062,487                 113,433,115
      Advance receipts................................................                 99,709,947                      --
      Accrued expenses and other current liabilities..................                244,034,874                  56,791,723
                                                                            ------------------------    ------------------------
      Subtotal........................................................             (2,284,824,599)              2,404,632,603
                                                                            ------------------------    ------------------------
    Net cash provided by operating activities.........................             14,822,098,642               3,681,997,990
   Investing activities:
    Cash inflows from investing activities:
      Decrease in long-term deposits..................................                500,000,000                      --
      Decrease in machinery and equipment.............................                    690,000                      --
                                                                            ------------------------    ------------------------
                                                                                      500,690,000                      --

                               REMY KOREA, LTD.
                       STATEMENTS OF CASH FLOWS (CONT'D)
                    YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                     1998                        1997
                                                                              -------------------         -------------------
    Cash outflows from investing activities:
      Increase in marketable securities...............................        W        15,425,000         W       157,190,000
      Increase in long-term deposits..................................                600,000,000                 500,000,000
      Increase in long-term loans.....................................                136,800,000                  20,000,000
      Increase in investment securities...............................                 12,642,000                          --
      Increase in restricted deposits.................................                  3,000,000                   2,500,000
      Increase in leasehold key money and other refundable deposits                   318,716,200                  98,504,000
      Increase in deposits for employees' severance indemnities.......                 49,500,000                          --
      Acquisition of property, plant and equipment....................              5,549,334,415               1,132,176,007
      Expenditures for construction in progress.......................             12,095,433,216               7,914,629,788
      Increase in intangible assets...................................                  1,265,560                  40,763,454

      Increase in deferred charges....................................                936,328,865                 388,776,944
                                                                              -------------------         -------------------
                                                                                   19,718,445,256              10,254,540,193
                                                                              -------------------         -------------------
    Net cash used in investing activities.............................            (19,217,755,256)            (10,254,540,193)

    Financing activities:
     Cash inflows from financing activities:
      Issue of stocks.................................................                         --               6,000,000,000
      Increase in short-term borrowings...............................              3,000,000,000                          --
      Increase in other current liabilities...........................                  3,000,000                          --
      Increase in long-term debt......................................              3,972,000,000               2,959,781,800
      Increase in long-term accounts payable..........................                812,585,070                 237,450,606
                                                                              -------------------         -------------------
                                                                                    7,787,585,070               9,197,232,406
     Cash outflows from financing activities:
      Increase in deferred charges....................................                         --                  32,136,710
      Decrease in current portion of long-term debt...................                 87,850,218                          --
      Decrease in short-term borrowings...............................              1,000,000,000                          --
      Decrease in long-term debt......................................                419,465,280                          --
                                                                              -------------------         -------------------
                                                                                    1,507,315,498                  32,136,710
                                                                              -------------------         -------------------
     Net cash provided by financing activities........................              6,280,269,572               9,165,095,696
                                                                              -------------------         -------------------
    Increase in cash on hand and in banks.............................              1,884,612,958               2,592,553,493
    Cash on hand and in banks at beginning of the year................              4,582,019,613               1,989,466,120
                                                                              -------------------         -------------------

    Cash on hand and in banks at end of the year......................        W     6,466,632,571         W     4,582,019,613
                                                                              ===================         ===================

                            See accompanying notes.

                               REMY KOREA, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                          December 31, 1998 and 1997

1.   Organization and business
     -------------------------

     Remy Korea, Ltd. ("the Company") was incorporated on September 9, 1996 under the laws of the Republic of Korea to engage in manufacturing, assembling and selling electric parts for cars. It was organized under a joint venture agreement between Remy Korea Holdings Inc., a company incorporated in the United States of America and several domestic investors on a 50/50 basis.

     On November 4, 1997, the Company was registered with the Ministry of Finance and Economy under the Foreign Capital Inducement Law. Under this registration, profits attributable to the foreign partner are fully remittable. Further, repatriation of the foreign stockholder's capital contribution is guaranteed after satisfying certain conditions.

2.   Basis of financial statements and summary of significant accounting
     -------------------------------------------------------------------
     policies
     --------

     Basis of financial statements - The Company maintains its books of accounts
     -----------------------------
     and prepares its financial statements in conformity with accounting principles generally accepted in the Republic of Korea ("Korean GAAP"), which may differ from accounting principles generally accepted in countries and jurisdictions other than the Republic of Korea. Accordingly, the accompanying financial statements are not primarily intended to present the Company's financial position, results of operations and cash flows for those who are not informed about Korean GAAP, procedures and practices.

     For the convenience of the reader, in preparing the accompanying financial statements, certain reclassifications, and changes in statement format and extent of disclosures have been made to the financial statements issued in the Korean language for domestic statutory purposes. Certain supplementary information included in the statutory Korean language financial statements, but not required for a fair presentation of the Company's financial position, results of operations and cash flows, is not presented in the accompanying financial statements.

     Investment securities - Investment securities, consisting of mandatory
     ---------------------
     government bonds, are stated at acquisition cost.

     Allowance for doubtful accounts - The Company provides allowance for
     -------------------------------
     doubtful accounts to cover estimated losses that may arise from non-collection of its receivables.

     Inventories - Inventories are stated at the lower of cost (total average
     -----------
     cost for finished goods and work in-process, and moving average cost for raw materials and supplies) or market; materials in transit are stated at cost by specific identification.

     Property, plant and equipment and depreciation - Property, plant and
     ----------------------------------------------
     equipment are stated at cost. Improvements that significantly extend the life of an asset or add to its productive capacity are capitalized, while expenditures for maintenance and repairs are charged to current operations as incurred. Interest expenses and financing charges on borrowings relating to the construction of property, plant and equipment are capitalized during the asset construction period. The capitalized interest expenses were W180,554,645 and W34,268,793 in 1998 and 1997, respectively.

     Depreciation is computed by the straight-line method over the following useful lives of assets as stipulated in the Korean Corporate Income Tax Law.

                                                       Useful lives of assets
                                                       ----------------------
     Buildings...................................               40 Years
     Structures..................................               40
     Machinery and equipment.....................                7
     Vehicles and transportation equipment.......                7
     Tools.......................................                7
     Furniture and fixtures......................                7


     Deferred charges and amortization - Expenditures for organization costs,
     ---------------------------------
     pre-operating costs and stock issuance costs are first charged to deferred charges during the year, and are all written off as amortization of deferred charges at the end of the year.

     Discount of long-term accounts payable to present value - Long-term
     -------------------------------------------------------
     accounts payable are stated at discounted net present value. The discount is being amortized as interest expense over the repayment period of the long-term accounts payable, using the effective interest rate method (see
     Note 7).

     Accrued severance and retirement benefits - In accordance with the Korean
     -----------------------------------------
     Labor Standards Law and the Company's regulations, employees with at least one year of service are entitled to severance and retirement benefits upon termination of their employment, based on the rates of pay in effect at the time of termination, years of service and certain other factors. Severance and retirement benefits are calculated based on services performed to and at rates of pay in effect at year-end. Funding of this liability is not required by Korean Law. In accordance with the Korean National Pension Law, the Company prepays a portion of its severance and retirement benefits obligation to the Korean National Pension Corporation (KNPC) at a certain rate of payroll expense. Such accumulated prepayments amounting to W6,024,900 as of December 31, 1998 (nil as of December 31, 1997), are deducted from accrued severance and retirement benefits. In accordance with the revised Korean National Pension Law, however, such prepayments will no longer be required effective April 1, 1999.

     To obtain tax benefits, the Company has deposited a portion of its severance and retirement benefits obligation with a life insurance company. Such deposits are refundable upon demand. However, since refunding the deposits for purposes other than the payment of benefits would result in a reversal of the tax benefits, the Company has no intention of seeking a refund except for the purpose of paying benefits. Accordingly, the deposits are shown in the balance sheet as non-current under investments and other assets.

     Foreign currency transactions - The Company's books and records are
     -----------------------------
     maintained in Korean won. Transactions conducted in foreign currencies are recorded in Korean won based on the prevailing rates of exchange at the dates of the transactions. Accounts with balances denominated in foreign currencies are restated into Korean won at the year-end mid rates of W1,207.80 per US$1 as of December 31, 1998 and W1,415.20 per US$1 as of December 31, 1997. The resulting unrealized foreign currency translation gains or losses are credited or charged to current operations.

     Intangibles - Intangibles are stated at cost, less amortization computed
     -----------
     under the straight-line method, over the service lives provided by the Korean Corporation Tax Law:

                                                          Years of service lives
                                                          ----------------------
     Right to use electrical installation........                  10
     Trademarks..................................                   5

     Income taxes - The Company provides for taxes on income that are currently
     ------------
     payable. In conformity with accounting practices prevailing in the Republic of Korea, the Company does not provide for deferred income taxes arising from temporary differences between income before income taxes for accounting purposes and taxable income for income tax purposes.

     Per share amounts - Earnings per share of common stock is calculated by
     -----------------
     dividing net income by the weighted average number of shares of common stock outstanding during the year. Ordinary income per share is also required to be disclosed and is computed by reversing the effect of extraordinary items (net of effect of income tax), if any.

     Korean GAAP revisions from 1999 - On December 11, 1998, the Financial
     -------------------------------
     Supervisory Commission announced certain changes in accounting principles generally accepted in the Republic of Korea with the intention to revise Korean GAAP and disclosure rules to meet international practices. The revised accounting standards will apply to companies (subject to external audit) for the first fiscal year starting after December 12, 1998. Early adoption of the revised accounting standards is allowed; partial adoption is not allowed. The cumulative effect on prior years of the changes in accounting policies will be charged or credited to opening retained earnings with disclosure made on the effect of the change. The revisions include changes in the areas of accounting for foreign currency translation, intangibles and deferred charges, investments using the equity method, derivatives, asset impairment, interest capitalization, income taxes, and disclosure concerning segment information and discontinued operations.

     The Company plans to adopt the revised accounting standards from January 1, 1999. The Company is currently evaluating the impact that adoption of the revised accounting standards will have on its financial position and results of operations.


     3.   Cash on hand and in banks and other bank deposits
          -------------------------------------------------

          At December 31, 1998 and 1997, cash on hand and in banks and other bank deposits consisted of the following:

                                                                         1998                                 1997
                                                            ------------------------------------    -------------------------------
                                                            Interest rate           Amount           Interest rate         Amount
                                                              per annum                                per annum
                                                                (%)                                      (%)
                                                            --------------   -------------------    --------------  ---------------
     Cash on hand and in banks:
     Cash on hand.....................................            --           W         860,420         --         W      1,039,260
     Current account..................................            --                   1,939,099         --                  100,000
     Passbook account.................................          1 - 2                 79,075,127     1.8 - 6.0             7,566,539
     Time deposits....................................        9.3 - 13.3           6,384,757,925    12.7 - 21.0        4,573,313,814
                                                                               -----------------                    ----------------
                                                                               W   6,466,632,571                    W  4,582,019,613
                                                                               =================                    ================

     Long-term deposits:
     Time deposits....................................          12.7           W     600,000,000       19.05        W   500,000,000
                                                                               =================                    ===============
     Restricted bank deposits required to maintain
     checking accounts................................           --            W       5,500,000         --         W     2,500,000
                                                                               =================                    ===============

     4.   Inventories
          -----------

     Inventories at December 31, 1998 and 1997 consisted of the following:

                                                 1998                 1997
                                           -----------------   -----------------
     Finished goods...................     W   1,416,644,699   W     223,350,030
     Raw materials....................           673,803,451         347,414,249
     Work in-process..................         2,284,194,742          51,258,292
     Supplies.........................           483,288,263                  --
     Material in-transit..............            13,168,507                  --
                                           =================   =================
                                           W   4,871,099,662   W     622,022,571
                                           =================   =================

     5.   Property, plant and equipment
          -----------------------------

     At December 31, 1998, a substantial portion of the Company's land, buildings and machinery and equipment are mortgaged to secure long-term debts (see Note 6)

     At December 31, 1998, buildings, machinery and equipment, and inventories were insured against fire and other casualty losses up to W27,580,478,648.

     At December 31, 1998, the total value of the Company's land as determined by the Korean government for tax purpose is W1,576,361,900.

     6.   Short-term borrowings and long-term debt
          ----------------------------------------

     The short-term borrowing at December 31, 1998 is from Korea Exchange Bank, which bears interest at 12.25% a year.

     The long-term debt at December 31, 1998 and 1997 consisted of the following:

                                                 Interest in                                      Amount
                                                                                    -----------------------------------
                                                   1998 (%)        Maturity              1998                 1997
                                                 -----------     -------------      ---------------     ---------------
     Korea Exchange Bank

     Long - term facility loan (U.S.
     Dollars denominated)................                --                 --      W            --     W   419,465,280
     Long - term facility loan...........             12.50%      Dec. 1, 2004        6,225,000,000       2,653,000,000

     Shihan Bank

     Long - term facility loan...........             10.00%     Sep. 30, 2006          300,000,000                  --
     Long - term general loan............              9.25%     Sep. 30, 2001          100,000,000                  --
                                                                                   ----------------     ---------------

     Total...............................                                             6,625,000,000       3,072,465,280
     Current portion.....................                                               (12,500,000)                 --
                                                                                   ----------------     ---------------

     Long - term portion.................                                          W  6,612,500,000     W 3,072,465,280
                                                                                   ================     ===============

     At December 31, 1998, the Company's land, buildings, and machinery and equipment, to the extent of W11,500,000,000, were mortgaged to Korea Exchange Bank to secure the short-term borrowings and the long term facility loan, and Korea Technology Credit Guarantee Fund provided payment guarantee of W400,000,000 to

     Shinhan Bank to secure the long term debt.

     As of December 31, 1998, the long-term debts are scheduled to be repaid as follows:

                              Year                                               Amount
     ---------------------------------------------------------             -----------------
     1999.................................................                 W      12,500,000
     2000.................................................                     1,282,200,000
     2001.................................................                     1,300,700,000
     2002.................................................                     1,308,200,000
     2003 and after.......................................                     2,721,400,000
                                                                           -----------------
                                                                           W   6,625,000,000
                                                                           =================

     7.   Long term accounts payable
          --------------------------

     Under certain agreements for machinery and equipment purchase, inventory purchase and license purchase, entered into between the Company and Daewoo Automotive Components, Ltd. on December 5, 1996, the Company has entered into a detailed agreement for the purchase of manufacturing facilities to produce certain car parts, for the total amount of W11,865,756,033, including interest. Under this agreement, W10,444,716,006 was paid as of December 31, 1998 and the balance, scheduled to be repaid as follows, is recorded in long-term accounts payable:

                              Year                                               Amount
     ---------------------------------------------------------             -----------------
     1999.................................................                 W     404,449,854
     2000.................................................                       371,656,623
     2001.................................................                       338,863,391
     2002.................................................                       306,070,159
                                                                           -----------------
                                                                               1,421,040,027
     Discount to present value............................                      (327,932,312)
     Current portion......................................                      (273,276,929)
                                                                           -----------------
                                                                           W     819,830,786
                                                                           =================


     8.   Retained earnings
          -----------------

     The amount of tax credits claimed in accordance with the Korean Tax Exemption and Reduction Control Law is required to be appropriated as a reserve for business rationalization. In accordance with the Korean Corporate Tax Law, the Company has provided for a reserve for enterprise development to reduce its exposure to accumulated earnings tax. These reserves may not be utilized for cash dividends but may only be used to offset a deficit, if any, or be transferred to capital.

     9.   Foreign currency denominated assets and liabilities
          ---------------------------------------------------

     Foreign currency denominated assets and liabilities at December 31, 1998 and 1997 consisted of the following:

                                                     1998                                          1997
                                      --------------------------------------        -------------------------------------
                                      Denominated in       Equivalent Korean        Denominated in      Equivalent Korean
                                        US Dollars                Won                 US Dollars               Won
                                      --------------       -----------------        ---------------     -----------------
     Assets:
     Cash on hand in banks..........  $       48,793       W      58,931,640        $         2,160     W       3,056,832
     Accounts receivable - trade....       5,750,208           6,945,101,223              2,691,640         3,809,209,470
     Account receivable - other.....          22,546              27,230,514                     --                    --
                                      --------------       -----------------        ---------------     -----------------
                                      $    5,821,547       W   7,031,263,377        $     2,693,800     W   3,812,266,302
                                      ==============       =================        ===============     =================

      Liabilities:
      Accounts payable - other.......  $      140,713       W     169,953,329        $       463,100     W     655,379,120
      Advance receipt................          78,365              94,649,028                     --                    --
      Long - term debt...............              --                      --                296,400           419,465,280
                                       --------------       -----------------        ---------------     -----------------
                                       $      219,078       W     264,602,357        $       759,500     W   1,074,844,400
                                       ==============       =================        ===============     =================

     10.  Related party transactions
          --------------------------

     At December 31, 1998 and 1997 and for the years then ended, the Company's transactions and related outstanding balances with Delco Remy America Inc. were as follows:

                                                                              Amount
                                                            ----------------------------------------
                                                                   1998                   1997
                                                            -----------------        ---------------
     Accounts receivable - trade......................      W   6,945,101,223 *      W            --
     Account receivable - other.......................             27,230,514                     --
     Accounts payable - other.........................            109,568,571            650,284,000
     Advance receipt..................................             94,649,028                     --
     Sales............................................         66,410,596,680 *        3,912,480,604
     Purchase of machinery and equipment..............                     --            748,769,040

     * Exports to Delco Remy America Inc. are made mainly through Daewoo Corporation ("Daewoo"). Accordingly, accounts receivable from Daewoo at December 31, 1998 amounting to W6,844,194,418 and sales to Daewoo in 1998 amounting to W66,153,395,833 (W3,912,480,604 in 1997) comprise the bulk of these amounts.

     11.  Income taxes
          ------------

     The Company is subject to corporate income tax, including resident surtax, at the aggregate rates of 17.6% on taxable income up to W 100 million and 30.8% on taxable income exceeding W100 million.

     Reconciliation between income before income taxes as per the accompanying financial statements and taxable income for 1998 and 1997 are as follows:

                                                                            1998                    1997
                                                                        (Preliminary)              (Final)
                                                                     -------------------      -------------------
     Income before income taxes per the financial statements.....    W    15,657,014,035      W       786,872,531

     Temporary differences:
     Unrealized foreign currency translation loss - net..........           (110,478,325)             110,478,325
     Accrued interest receivable - net...........................            (81,068,756)              15,091,735
     Other.......................................................                541,168                       --
                                                                     -------------------      -------------------
     Sub - total.................................................           (191,005,913)             125,570,060
     Permanent differences.......................................                140,000                    3,883
                                                                     -------------------      -------------------
     Taxable income..............................................    W    15,466,148,122      W       912,446,474
                                                                     -------------------      -------------------
     Income tax..................................................          4,318,521,474              243,485,002
     Tax credit..................................................         (2,022,081,850)             (66,265,852)
     Resident tax................................................            229,643,960               17,721,907
                                                                     -------------------      -------------------
     Total provision for income tax..............................    W     2,526,083,584      W       194,941,057
                                                                     ===================      ===================
     Effective tax rate..........................................                   16.1%                    24.8%
                                                                     ===================      ===================

     12.  Per share amounts
          -----------------

     Earnings per share for the years ended December 31, 1998 and 1997 are computed as follows:

                                                                          1998                 1997
                                                                   -------------------   ----------------
     Net income and ordinary income (*)..........................  W    13,130,903,451   W    591,931,474
     Weighted  average  number of shares  outstanding  during the
     year........................................................            1,600,000          1,031,781
                                                                   -------------------   ----------------
     Ordinary income per share...................................  W             8,207   W            574
                                                                   ===================   ================
     Earnings per share..........................................  W             8,207   W            574
                                                                   ===================   ================

     (*) Ordinary income is computed by reversing the effect of extraordinary items (net of effect of income taxes), if any. There were no extraordinary items in 1998 and 1997.

     13.  Statements of cash flows
          ------------------------

     Significant transactions which did not involve cash flows are as follows:

                                                                                 1998                       1997
                                                                          -------------------        -------------------
     Transfer of investment securities from marketable securities...      W       174,615,000        W                --
     Transfer of  construction  in progress to  appropriate  property,
     plant and equipment............................................           17,135,604,581                         --
     Transfer of current portion of long - term debt................               12,500,000                 87,850,218
     Transfer of current portion of long - term accounts payable....              404,449,854                         --

    14.   Subsequent event
          ----------------

    Pursuant to a business transfer agreement with Dongjin Electric Co., Ltd. ("Dongjin") dated January 4, 1999, the Company acquired from Dongjin certain fixed assets and inventories related to manufacturing and supply of car starters and alternators for the total price of W3,772 million.

    15.   Korean economy
          --------------

    Starting in late 1997, the affects of adverse economic conditions in the Republic of Korea included national liquidity crisis, significant depreciation of the value of the Korean Won, higher domestic interest rate, reduced opportunities for refinancing of maturing debts, and a general reduction in spending across the country. In order to partially address this situation, the Government of the Republic of Korea decided to seek assistance from the International Monetary Fund and announced a comprehensive policy package intended to address the structural weaknesses in the Korean economy and financial sector. While the reform policies were intended to alleviate the economic crisis in Korea and improve the economy over time, the effects included, among others, slower economic growth, a reduction in availability of credit, volatility in interest rates, an increased rate of inflation due to the devaluation of the Korean Won, an increase in the number of bankruptcies of Korean companies and individuals, and labor unrests resulting from the increase in unemployment. The effect on the Company's financial position of future developments with respect to the Korean economy can not presently be determined.

    16.   Differences Between Korean and United States Generally Accepted
          ---------------------------------------------------------------
          Accounting Principles
          ---------------------

    The Company's accounts are prepared in accordance with accounting principles generally accepted in the Republic of Korea ("Korean GAAP") which differ from United States generally accepted accounting principles ("US GAAP"). The significant differences applicable to the company are summarized below.

     Depreciation of Freehold Property
     ---------------------------------

     Useful lives of property, plant and equipment under Korean GAAP are different from those of US GAAP as follows:

                                                                                      Useful lives
                                                                ----------------------------------------------------------
                           Description                                Per Korean GAAP                  Per US GAAP
     --------------------------------------------------------   -------------------------    -----------------------------
     Building..........................................                     40                             40
     Structures........................................                     40                             40
     Machinery.........................................                      7                             15
     Vehicles..........................................                      7                              3
     Tools.............................................                      7                              3
     Furniture and fixtures............................                      7                           3 - 5

     Deferred Taxation
     -----------------

     The Company provides for taxes on income that are currently payable. Under Korean GAAP, the Company does not provide for deferred income taxes arising from temporary differences between income before income taxes for accounting purposes and taxable income for income tax purposes.

     Under US GAAP, recognition of deferred tax assets and liabilities created by temporary differences between the financial statements and tax bases of assets and liabilities is required. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets to the extent that it is more likely than not that such deferred tax assets will be realized.

      The following is a summary of the significant adjustments to income and shareholders' equity which would be required if US GAAP were to be applied instead of Korean GAAP.

                                           Stockholders'                                                      Stockholders'
                                        Equity - beginning    Increase ( Decrease)     1997 Net Income       Equity - ending
                                        -------------------- ----------------------- -------------------- ----------------------
     1997
     Balance per Company's books....... W    2,068,109,520   W     6,000,000,000     W      591,931,474     W    8,660,040,994
     Adjustments:
     Depreciation......................                 --                    --             73,640,469             73,640,469
     Deferred income taxes.............        (10,456,645)                   --             (3,343,475)           (13,800,120)
                                        -------------------- ----------------------- -------------------- ----------------------
     Balance per US GAAP............... W    2,057,652,875   W     6,000,000,000     W      662,228,468     W    8,719,881,343
                                        ==================== ======================= ==================== ======================
     1998
     Balance per Company's books....... W    8,660,040,994   W                --     W   13,130,930,451     W   21,790,971,445
     Adjustments:
     Depreciation......................         73,640,469                    --          1,441,676,901          1,515,317,370
     Deferred income taxes.............        (13,800,120)                   --           (473,451,397)          (487,251,517)

                                        -------------------- ----------------------- -------------------- ----------------------
     Balance per US GAAP............... W    8,719,881,343   W                --     W   14,099,155,955     W   22,819,037,298
                                        ==================== ======================= ==================== ======================

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Remy Korea, Ltd.


We have audited the accompanying balance sheet of Remy Korea, Ltd. ("the Company") as of December 31, 1996, and the related statements of income, appropriations of unappropriated retained earnings and cash flows for the period from September 9, 1996 to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion, as independent auditors, on these financial statements based on our audit. For this purpose, we conducted our audit in accordance with auditing standards generally accepted in the Republic of Korea.

In our opinion, the financial statements referred to above present fairly the financial position of Remy Korea, Ltd. as of December 31, 1996, and the results of its operations, appropriations of unappropriated retained earnings and its cash flows for the period from September 9, 1996 to December 31, 1996 in conformity with accounting principles generally accepted in the Republic of Korea.

Without qualifying our opinion, we draw attention to Note 7 to the financial statements. Starting in late 1997, the operations of the Company, and those of similar companies in the Republic of Korea have been significantly affected, and will continue to be affected for the foreseeable future, by the country's unstable economy caused in part by the currency volatility in the Asia-Pacific region. While the Korean economy has recently shown signs of improvement, there are still significant uncertainties that may affect future operations, the recoverability of the Company's assets and the ability of the Company to pay its debts as they mature. The financial statements do not include any adjustments that might result from those uncertainties.

The accompanying financial statements are not intended to present the financial position, results of operations and cash flows in accordance with accounting principles and practices generally accepted in countries and jurisdictions other than the Republic of Korea. Accordingly, the accompanying financial statements are not designed for those who are not informed about Korean accounting principles, procedures and practices. The standards, procedures and practices utilized in the Republic of Korea to audit such financial statements may differ from those generally accepted in other countries and jurisdictions.


                                                  Young Wha

August 27, 1999

                               REMY KOREA, LTD.
                                 BALANCE SHEET
                               December 31,1996

                                                                                         1996
                                                                        ----------------------------------------
     Assets
     Current assets:
      Cash on hand and in banks (Note 3).................                     W          1,989,466,120
      Marketable securities..............................                                    2,000,000
      Accrued interest receivable (Note 4)...............                                   67,900,295
                                                                        ----------------------------------------
     Total current assets.................................                               2,059,366,415
     Organization costs...................................                                   8,786,000
                                                                        ----------------------------------------
     Total Assets.........................................                    W          2,068,152,415
                                                                        ========================================

     Liabilities and Stockholders' Equity:
     Current liabilities:
      Income taxes payable (Note 4)......................                     W                 42,895
                                                                        ----------------------------------------
     Total Liabilities....................................                                      42,895
                                                                        ----------------------------------------

     Stockholders' equity (Note 5):
      Common stock, W5,000 par value:
        Authorized - 1,600,000 shares
        Issued and outstanding - 400,000 shares.........                                 2,000,000,000
       Retained earnings:
        Unappropriated retained earnings................                                    68,109,520
                                                                        ----------------------------------------
     Total stockholders' equity...........................                               2,068,109,520
                                                                        ========================================
     Total liabilities and stockholders' equity...........                    W          2,068,152,415
                                                                        ========================================

                               REMY KOREA, LTD.
                              STATEMENT OF INCOME
    FOR THE PERIOD FROM SEPTEMBER 9, 1996 (INCEPTION) TO DECEMBER 31, 1996

                                                                                          1996
                                                                        ----------------------------------------
     Sales................................................                     W                     --
     Cost of sales........................................                                           --
                                                                        ----------------------------------------
     Gross profit.........................................                                           --
     Selling and administrative expenses..................                                           --
                                                                        ----------------------------------------
     Operating income.....................................                                           --
     Non-operating income:
     Interest income......................................                                   72,056,298
     Realized foreign exchange gains......................                                      490,907
                                                                        ----------------------------------------
     Total non-operating income...........................                                   72,547,205
                                                                        ----------------------------------------
     Non-operating expenses:
     Amortization of organization costs...................                                    4,393,000
                                                                        ----------------------------------------
     Income before income taxes...........................                                   68,154,205
     Provision for income taxes (Note 4)..................                                       44,685
                                                                        ----------------------------------------
     Net income...........................................                     W             68,109,520
                                                                        ========================================
     Earnings per share (Note 6)..........................                     W                    170
                                                                        ========================================

                            See accompanying notes.



        STATEMENT OF APPROPRIATIONS OF UNAPPROPRIATED RETAINED EARNINGS FOR THE PERIOD FROM SEPTEMBER 9, 1996 (INCEPTION) TO DECEMBER 31, 1996

                                                                                          1996
                                                                        ----------------------------------------
     Unappropriated retained earnings at inception........                     W                     --
     Net income...........................................                                   68,109,520
                                                                        ----------------------------------------

     Unappropriated  retained  earnings  at  end of  period  before
     appropriations.......................................                                   68,109,520
     Appropriations.......................................                                           --
                                                                        ----------------------------------------

     Unappropriated  retained  earnings  at  end  of  period  to be
     carried forward......................................                     W             68,109,520
                                                                        ========================================

                            See accompanying notes.

                                REMY KOREA, LTD
                            STATEMENT OF CASH FLOWS
    FOR THE PERIOD FROM SEPTEMBER 9, 1996 (INCEPTION) TO DECEMBER 31, 1996


                                                                                         1996
                                                                        ----------------------------------------
     Cash flows from operating activities:
       Net income.........................................                     W             68,109,520
       Additions of expenses not involving cash outflows:
          Amortization of organization costs..............                                    4,393,000
       Deductions of revenues not involving cash inflows:
          Realized foreign exchange gains.................                                     (490,907)
       Changes in assets and liabilities resulting from
        operations:
          Accrued interest receivable.....................                                  (67,900,295)
          Income taxes payable............................                                       42,895
                                                                        ----------------------------------------
       Sub-total..........................................                                  (67,857,400)
                                                                        ----------------------------------------
       Net cash provided by operating activities..........                                    4,154,213
     Investing activities:
       Cash inflows from investing activities.............                                           --
       Cash outflows from investing activities:
          Increase in marketable securities...............                                    2,000,000
          Increase in organization costs..................                                   13,179,000
                                                                        ----------------------------------------
       Net cash used in investing activities..............                                  (15,179,000)
                                                                        ----------------------------------------
      Financing activities:
       Cash inflows from financing activities:
          Issuance of shares..............................                                2,000,490,907
       Cash outflows from financing activities............                                           --
                                                                        ----------------------------------------
       Net cash provided by financing activities..........                                2,000,490,907
                                                                        ----------------------------------------
      Increase in cash on hand and in banks...............                                1,989,466,120
      Cash on hand and in banks at inception..............                                           --
                                                                        ========================================
      Cash on hand and in banks at end of the period......                     W          1,989,466,120
                                                                        ========================================

                            See accompanying notes.

                               REMY KOREA, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996

     1.   General
          -------

     Remy Korea, Ltd. ("the Company") was incorporated on September 9, 1996 under the laws of the Republic of Korea to engage in manufacturing, assembling and selling electric parts for cars. The Company was organized under a joint venture agreement between Remy Korea Holdings Inc., a company incorporated in the United States of America, and several domestic investors on a 50% / 50% ownership basis.

     2.   Summary of significant accounting policies
          ------------------------------------------

     Basis of financial statements - The Company maintains its books of accounts
     -----------------------------
     and prepares its financial statements in conformity with accounting principles generally accepted in the Republic of Korea ("Korean GAAP"), which may differ from accounting principles generally accepted in countries and jurisdictions other than the Republic of Korea. Accordingly, the accompanying financial statements are not primarily intended to present the Company's financial position, results of operations and cash flows for those who are not informed about Korean GAAP, procedures and practices.

     Marketable securities - Marketable securities are stated at acquisition
     ---------------------
     cost.

     Organization costs and amortization - Organization costs are amortized
     -----------------------------------
     equally over 3 years starting from the year of establishment.

     Foreign currency transactions - The Company's books and records are
     -----------------------------
     maintained in Korean won. Transactions conducted in foreign currencies are recorded in Korean won based on the prevailing rates of exchange at the dates of the transactions. Accounts with balances denominated in foreign currencies are restated into Korean won at the year-end middle exchange rate of W844.20 per US$1 as of December 31, 1996. The resulting unrealized foreign currency translation gains (losses) are credited (charged) to current operations.

     Income taxes - The Company provides for taxes on income that are currently
     ------------
     payable. In conformity with accounting practices prevailing in the Republic of Korea, the Company does not provide for deferred income taxes arising from temporary differences between income before income taxes for accounting purposes and taxable income for income tax purposes.

     Earnings per share - Earnings per share are calculated by dividing net
     ------------------
     income by the weighted average number of shares outstanding during the year.

     3.   Cash on hand and in banks
          -------------------------

     At December 31, 1996, cash on hand and in banks consisted of the following:

                                                          Interest rate per annum
                    Cash on hand and in banks                       (%)                             1996
     -----------------------------------------------    ----------------------------    ------------------------------
     Passbook account..................................               3                 W           208,533
     Cash Management Account...........................              12                       1,989,257,587
                                                                                        ==============================
                                                                                        W     1,989,466,120
                                                                                        ==============================

     4.   Income taxes
          ------------

     The Company is subject to corporate income tax, including resident surtax, at the rates of 17.6% of taxable income up to W100 million. The Company's effective tax rate for 1996 was 0.07% mainly because the accrued interest income of W67,900,295 as of December 31, 1996 was not included as taxable income for tax purposes.

     5.   Common stock
          ------------

     The paid-in capital at the time of establishment of the Company was W2,000,000,000 representing 400,000 common shares.

     6.   Earnings per share
          ------------------

     Earnings per share for the period from inception to December 31, 1996 are computed as follows:

                                                                                         1996
                                                                              --------------------------
      Net income..........................................................         W       68,109,520
      Weighted average number of shares outstanding during this fiscal year                   400,000
                                                                              ==========================
      Earnings per share..................................................         W              170
                                                                              ==========================

     7.   Korean economy
          ---------------

     Starting in late 1997, the affects of adverse economic conditions in the Republic of Korea included national liquidity crisis, significant depreciation of the value of the Korean won, higher domestic interest rates, reduced opportunities for refinancing of maturing debts, and a general reduction in spending across the country. In order to partially address this situation, the Government of the Republic of Korea decided to seek assistance from the International Monetary Fund and announced a comprehensive policy package intended to address the structural weaknesses in the Korean economy and financial sector. While the reform policies were intended to alleviate the economic crisis in Korea and improve the economy over time, the effects included, among others, slower economic growth, a reduction in availability of credit, volatility in interest rates, an increased rate of inflation due to the devaluation of the Korean won, an increase in the number of bankruptcies of Korean companies and individuals, and labor unrest resulting from the increase in unemployment. The effect on the Company's financial position of future developments with respect to the Korean economy can not presently be determined.

     8.   Differences Between Korean and United States Generally Accepted
          ---------------------------------------------------------------
          Accounting Principles
          ---------------------

     The company's accounts are prepared in accordance with accounting principles generally accepted in the Republic of Korea ("Korean GAAP") which differ from United States generally accepted accounting principles ("US GAAP"). The significant differences applicable to the company are summarized below.

     Depreciation of Freehold Property
     ---------------------------------
     Useful lives of property, plant and equipment under Korean GAAP are different from those of US GAAP as follows:

                                                                                Useful lives
                                                          ---------------------------------------------------------
                     Description                              Per Korean GAAP                 Per US GAAP
------------------------------------------------------    ------------------------    -----------------------------
Building..........................................                     40                          40
Structures........................................                     40                          40
Machinery.........................................                      7                          15
Vehicles..........................................                      7                           3
Tools.............................................                      7                           3
Furniture and fixtures............................                      7                        3 - 5

     Deferred Taxation
     -----------------

     The Company provides for taxes on income that are currently payable. Under Korean GAAP, the Company does not provide for deferred income taxes arising from temporary differences between income before income taxes for accounting purposes and taxable income for income tax purposes.

     Under US GAAP, recognition of deferred tax assets and liabilities created by temporary differences between the financial statements and tax bases of assets and liabilities is required. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets to the extent that it is more likely than not that such deferred tax assets will be realized.

     The following is a summary of the significant adjustments to income and shareholders' equity which would be required if US GAAP were to be applied instead of Korean GAAP.

                                           Stockholders'                                                      Stockholders'
                                        Equity - beginning    Increase ( Decrease)     1996 Net Income       Equity - ending
                                        -------------------- ----------------------- -------------------- ----------------------
     Balance per Company's books....    W          --        W          --           W   68,109,520           W    2,068,109,520
     Adjustments:
     Depreciation...................               --                   --                       --                           --
     Deferred income taxes..........               --                   --              (10,456,645)                 (10,456,645)
                                        ------------------   -------------------     --------------           ------------------
                                        W          --        W          --           W   57,652,875           W    2,057,652,875
                                        ==================   ===================     ==============           ==================

ITEM 9  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

     There were no disagreements with the independent accountants.


                                   PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to executive officers and directors will appear in the definitive Proxy Statement to be filed with the Commission relating to the Company's 1999 Annual Meeting of Shareholders, which section is incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION

     The definitive Proxy Statement to be filed with the Commission relating to the Company's 1999 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The definitive Proxy Statement to be filed with the Commission relating to the Company's 1999 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The definitive Proxy Statement to be filed with the Commission relating to the Company's 1999 Annual Meeting of Shareholders, are incorporated herein by reference.

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

(3)                      Exhibits

                         The following exhibits have been filed as part of this report in response to Item 14(c) of Form 10-K:


+++++++                  3.1        Restated Certificate of Incorporation

++++++++                 3.2        By-laws of the Registrant

+                        4.1        Indenture, dated as of August 1, 1996, among
                                    the Company, certain of the Company's
                                    subsidiaries signatories thereto and
                                    National City Bank of Indiana, as trustee

+++++                    4.2        Indenture governing 8 5/8% Senior Notes Due
                                    2007 among the Company, the Subsidiary
                                    Guarantors and United States Trust Company
                                    of New York, as trustee, dated December 22,
                                    1997

++++                     10.1       Light Duty Starter Motor Supply Agreement,
*                                   dated July 31, 1994, by and between Delco
                                    Remy America, Inc. ("DRA") and General
                                    Motors Corporation ("GM")

++++                     10.2       Heavy Duty Component Supply Agreement, dated
                                    July 31, 1994, by and between DRA and GM

++++                     10.3       Distribution and Supply Agreement, dated
                                    July 31, 1994, by and between DRA and GM

+                        10.4       Trademark License, dated July 31, 1994, by
                                    and among DRA, DRI International, Inc. and
                                    GM

+                        10.5       Tradename License Agreement, dated July 31,
                                    1994, by and among DRA, DR International,
                                    Inc. and GM

+                        10.6       Partnership Agreement of Delco Remy Mexico
                                    S. de R.L. de C.V., dated April 17, 1997

++                       10.7       Joint Venture Agreement, dated , by and
                                    between Remy Korea Holdings, Inc. and S.C.
                                    Kim

                         10.8 Second Amended and Restated Securities Purchase and Holders Agreement by and among the Company, CVC, WEP, MascoTech, Harold K. Sperlich, James R. Gerrity and the individuals named therein as Management Investors

+                        10.9       Registration Rights Agreement, dated July
                                    29, 1994, by and among the Company, CVC, WEP, MascoTech, Harold K. Sperlich, James R.
                                    Gerrity and the individuals named therein as Managment Investors

+++                      10.10      Employment Agreement, dated July 31, 1994,
                                    by and between Delco Remy International, Inc. and Thomas J. Snyder

++++                     10.11      Form of Fourth Amended and Restated
                                    Financing Agreement, dated as of December
                                    16, 1997, among the Company, certain of the Company's subsidiaries signatories thereto and Bank One, Indianapolis, National
                                    Association, The CIT Group/Business Credit,
                                    Inc.

++++                     10.13      8% Subordinated Debenture of DRA, due July
                                    31, 2004 in favor of GM

+                        10.14      Contingent Purchase Price Note of DRA, in
                                    favor of GM, dated July, 31, 1994

++                       10.15      Lease by and between ANDRA L.L.L. and DRA,
                                   dated February 9, 1995

++                       10.16      Lease by and between Eagle I L.L.C. and DRA,
                                    dated August 11, 1995

*                        10.20      Starter Motor Pricing Agreement, dated March
                                    17, 1999, by and between DRA and GM
                                    ("Pricing Adjustment Agreement").

                         21         Subsidiaries of the Registrant

                         23.1       Consent of Ernst & Young LLP

                         23.2       Consent of Deloitte & Touche LLP

                         23.3       Consent of Young Wha

                         27 Financial Data Schedule (Filed via EDGAR only)

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment.


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

+++++++ Incorporated by reference to Exhibit 2.1 to the Company's Form 10-Q for the quarter ended January 31, 1998

++++++++ Incorporated by reference to Exhibit 2.2 to the Company's Form 10-Q for the quarter ended January 31, 1998

+++++++++                           Incorporated by reference to Exhibit 10.8 to
                                    the Company's Form 10-K for the year ended
                                    July 31, 1998


(b) The Company filed one report on Form 8-K relative to the acquisition of Remy Korea Ltd. during the quarter end July 31, 1998. This report was subsequently amended on September 8, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DELCO REMY INTERNATIONAL, INC.

                                             By: /s/ Thomas J. Snyder
                                                --------------------------------
                                                     Thomas J. Snyder President,
                                                     Chief Operating Officer and
                                                     Director

                                                Date: October 1, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ Harold K Sperlich                    By: /s/ Thomas J. Snyder
   ------------------------------               ------------------------------
   Harold K. Sperlich                           Thomas J. Snyder
   Chairman of the Board                        President, Chief Operating
   (Principal Executive Officer)                Officer and Director

By: /s/ David L. Harbert                     By: /s/ David E. Stoll
   ------------------------------               ------------------------------
   David L. Harbert                             David E. Stoll
   Executive Vice President                     Vice President and Controller
   and Chief Financial Officer                  (Principal Accounting Officer)
   (Principal Financial Officer)

By: /s/ E. H. Billig
   ------------------------------
   E .H. Billig
   Vice Chairman of the
   Board of Directors                           Date: October 1, 1999

By: /s/ Richard M. Cashin, Jr
   ------------------------------
   Richard M. Cashin, Jr.
   Director

By: /s/ Michael A. Delaney
   ------------------------------
   Michael A. Delaney
   Director

By: /s/ James R. Gerrity
   ------------------------------
   James R. Gerrity
   Director

By:
   ------------------------------
   Robert J. Schultz
   Director