Form 10-Q
period 1999-10-31
DELCO REMY INTERNATIONAL INC
filed 1999-12-03
CIK 1046859

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED October 31, 1999      COMMISSION FILE NO. 1-13683


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

                                (765) 778-6499
             (Registrant's telephone number, including area code)

                                Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

               Yes  X                                       No
                   ---                                        ---

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                         Number of common shares outstanding
                  Class                         as of November 9, 1999
          ------------------------      -------------------------------------
           Common Stock - Class A                      18,118,058
           Common Stock - Class B                       6,278,055


================================================================================

                                     INDEX

PART I       FINANCIAL INFORMATION                                                          Page
             Item 1      Financial Statements (Unaudited)

                         Condensed Consolidated Statements of Operations................      3

                         Condensed Consolidated Balance Sheets..........................      4

                         Condensed Consolidated Statements of Cash Flows................      5

                         Notes to Condensed Consolidated Financial Statements...........      6

             Item 2      Management's Discussion and Analysis of Financial Condition and
                         Results of Operations..........................................      15

PART II      OTHER INFORMATION

             Item 5      Other Information..............................................      18

             Item 6      Exhibits and Reports on Form 8-K...............................      18

SIGNATURES               ...............................................................      19

                         PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

                Condensed Consolidated Statements of Operations
                Delco Remy International, Inc. and Subsidiaries
                                  (Unaudited)

                                                                           Three-Month Period
                                                                            Ended October 31
                                                            ------------------------------------------------------
                                                                     1999                               1998
                                                            -------------------                -------------------
                                                              (in thousands of dollars, except for share amounts)
Net sales                                                   $           277,189                $           232,785
Cost of goods sold                                                      216,764                            191,013
                                                            -------------------                -------------------

Gross profit                                                             60,425                             41,772
Selling, engineering and administrative expenses                         30,870                             22,164
Amortization of goodwill and intangibles                                  1,640                              1,060
                                                            -------------------                -------------------

Operating income                                                         27,915                             18,548
Interest expense                                                        (12,124)                           (10,403)
                                                            -------------------                -------------------

Income before income taxes, minority interest in
 income of subsidiaries and income (loss) from
 unconsolidated joint ventures                                           15,791                              8,145

Income taxes                                                              6,000                              3,177
Minority interest in income of subsidiaries                              (1,811)                              (761)
Income (loss) from unconsolidated joint ventures                             (6)                             1,181
                                                            -------------------                -------------------

Net income                                                  $             7,974                $             5,388
                                                            ===================                ===================

Basic earnings per common share                             $              0.33                $              0.23
                                                            ===================                ===================

Diluted earnings per common share                           $              0.31                $              0.21
                                                            ===================                ===================

           See Notes to Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets
                Delco Remy International, Inc. and Subsidiaries
                                  (Unaudited)

                                                               October 31,                 July 31,
                                                                   1999                      1999
                                                               -----------                ---------
                                                                     (in thousands of dollars)
Assets
Current assets:
 Cash and cash equivalents                                     $   11,738                 $    15,309
 Trade accounts receivable, net                                   185,675                     147,988
 Other receivables                                                 15,372                      15,496
 Inventories                                                      239,236                     232,165
 Deferred income taxes                                             14,997                      14,997
 Other current assets                                               3,147                       2,903
                                                               ----------                 -----------

Total current assets                                              470,165                     428,858

Property and equipment                                            270,352                     258,727
Less accumulated depreciation                                      67,036                      63,532
                                                               ----------                 -----------

 Property and equipment, net                                      203,316                     195,195

Deferred financing costs                                           10,752                      11,192
Goodwill (net of accumulated amortization)                        135,448                     137,429
Investments in joint ventures                                       4,759                       4,756
Other assets                                                        5,586                       5,233
                                                               ----------                 -----------

 Total assets                                                  $  830,026                 $   782,663
                                                               ==========                 ===========

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                              $  133,800                 $   119,339
 Accrued interest payable                                           9,799                      11,603
 Accrued restructuring charges                                      5,403                       5,866
 Other liabilities and accrued expenses                            46,733                      37,105
 Current debt                                                      11,089                      12,596
                                                               ----------                 -----------

Total current liabilities                                         206,824                     186,509

Deferred income taxes                                               4,568                       4,568
Long-term debt, less current portion                              451,235                     434,931
Post-retirement benefits other than pensions                       21,894                      21,050
Accrued pension benefits                                            2,957                       2,719
Other noncurrent liabilities                                        3,902                       3,545
Commitments and contingencies
Minority interest in subsidiaries                                  21,585                      19,821

Stockholders' equity:
 Common stock:
   Class A shares                                                     182                         182
   Class B shares                                                      63                          63
 Paid-in capital                                                  104,176                     104,176
 Retained earnings                                                 20,126                      12,152
 Accumulated other comprehensive loss                              (7,004)                     (6,516)
 Stock purchase plan                                                 (482)                       (537)
                                                               ----------                 -----------

Total stockholders' equity                                        117,061                     109,520
                                                               ----------                 -----------

 Total liabilities and stockholders' equity                    $  830,026                 $   782,663
                                                               ==========                 ===========

           See Notes to Condensed Consolidated Financial Statements

                Condensed Consolidated Statements of Cash Flows
                Delco Remy International, Inc. and Subsidiaries
                                  (Unaudited)

                                                                               Three-Month Period
                                                                               Ended October 31,
                                                                       ----------------------------------
                                                                          1999                   1998
                                                                       ------------          ------------
                                                                           (in thousands of dollars)
Operating activities:
Net income                                                                 $  7,974              $  5,388
Adjustments to reconcile net income to net cash flows
 provided by (used in) operating activities:
   Depreciation                                                               6,330                 4,039
   Amortization                                                               1,640                 1,060
   Minority interest in income of subsidiaries                                1,811                   761
   Income (loss) from unconsolidated joint ventures                               6                (1,181)
   Deferred income taxes                                                          -                  (545)
   Post-retirement benefits other than pensions                                 844                   957
   Accrued pension benefits                                                     238                   477
   Non-cash interest expense                                                    439                   339
   Changes in operating assets and liabilities, net of
   acquisitions:
     Accounts receivable                                                    (37,687)              (23,505)
     Inventories                                                             (3,484)                 (435)
     Accounts payable                                                        14,461                 6,913
     Other current assets and liabilities                                     7,302               (13,174)
     Accrued restructuring charges                                             (463)               (5,571)
     Other non-current assets and liabilities, net                            1,096                   (21)
                                                                       ------------          ------------
Net cash provided by (used in) operating activities                             507               (24,498)

Investing activities:
Acquisitions, net of cash acquired                                           (5,733)                    -
Purchases of property and equipment                                         (13,142)               (5,946)
                                                                       ------------          ------------
Net cash used in investing activities                                       (18,875)               (5,946)

Financing activities:
Net borrowings under revolving line of credit                                14,797                30,698
                                                                       ------------          ------------
Net cash provided by financing activities                                    14,797                30,698
Effect of exchange rate changes on cash                                           -                   126
                                                                       ------------          ------------
Net increase (decrease) in cash and cash equivalents                         (3,571)                  380
Cash and cash equivalents at beginning of period                             15,309                 8,113
                                                                       ------------          ------------
Cash and cash equivalents at end of period                                 $ 11,738              $  8,493
                                                                       ============          ============

           See Notes to Condensed Consolidated Financial Statements

                        DELCO REMY INTERNATIONAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                           (in thousands of dollars)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at July 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended July 31, 1999 in Form 10-K.

2. Additional Balance Sheet Information

                                      October 31,                July 31,
     Inventory:                          1999                      1999
                                   ----------------          ---------------

     Raw material                       $128,776                  $121,725
     Work-in-process                      49,344                    50,725
     Finished goods                       61,116                    59,715
                                   ----------------          ---------------
     Total                              $239,236                  $232,165
                                   ================          ===============

3. Comprehensive Income

The Company's other comprehensive income consists of unrealized gains and losses on the translation of the assets and liabilities of its foreign operations. Comprehensive income was $7,486 and $4,658 for the three month periods ending October 31, 1999 and 1998, respectively.

4. Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments, including stock options, warrants and the stock purchase plan.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                             Three-Month Period
                                                                             Ended October 31,
                                                                --------------------------------------------
                                                                       1999                      1998
                                                                ------------------        ------------------
Numerator:
Net income                                                             $     7,974               $     5,388
                                                                ==================        ==================

Denominator:
Denominator for basic earnings per share (weighted
 average shares)                                                        24,207,113                23,775,061
Effect of dilutive securities:
    Warrants                                                             1,679,786                 1,679,821
    Stock purchase plan                                                     88,703                   445,594
                                                                ------------------        ------------------
Denominator for diluted earnings per share
  (weighted average shares and assumed conversions)                     25,975,602                25,900,476
                                                                ==================        ==================


5. Financial Information for Subsidiary Guarantors and Non-Guarantor
Subsidiaries

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

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at October 31, 1999 and July 31, 1999 and for the three month periods ended October 31, 1999 and 1998.

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

The following table sets forth the Guarantor and direct Non-Guarantor
Subsidiaries:

--------------------------------------------------------------------------------
        Guarantor Subsidiaries                  Non-Guarantor Subsidiaries
--------------------------------------------------------------------------------
Delco Remy America, Inc.              Delco Remy Hungary RT (formerly Autovill
                                      RT Ltd.)
Nabco, Inc.                           Power Investments Canada Ltd.
The A&B Group, Inc.                   Delco Remy UK Limited
A&B Enterprises, Inc.                 Delco Remy International (Europe) GmbH
Dalex, Inc.                           Remy India Holdings, Inc.
A&B Cores, Inc.                       Remy Korea Holdings, Inc.
R&L Tool Company, Inc.                Alberta Ltd.
MCA, Inc. of Mississippi              World Wide Automotive Distributors, Inc.
Power Investments, Inc.               Kraftube, Inc.
Franklin Power Products, Inc.         Tractech (Ireland) Ltd.
International Fuel Systems, Inc.      Central Precision Limited
Marine Drive Systems, Inc.            Electro Diesel Rebuild BVBA
Marine Corporation of America         Electro Rebuild Tunisia S.A.R.L. (Tunisia)
Powrbilt Products, Inc.               Delco Remy Mexico, S. de R.L. de C.V.
World Wide Automotive, Inc.           Publitech, Inc.
Ballantrae Corporation                Delco Remy Brazil, Ltda.
Tractech Inc.                         Western Reman Ltd. (Canada)
Williams Technologies, Inc.           Engine Rebuilders Ltd.
Western Reman, Inc.                   Reman Transport Ltd.
Engine Master, L.P.                   Delco Remy Remanufacturing
                                      Delco Remy Germany GmbH
                                      Remy Componentes S. de R. L. de C. V.
                                      Delco Remy Belgium BVBA
                                      Magnum Power Products, LLC
--------------------------------------------------------------------------------

                        Delco Remy International, Inc.
                Condensed Consolidating Statement of Operations
                  For the Three Months Ended October 31, 1999
                                  (Unaudited)
                           (in thousands of dollars)

                                                   Delco Remy
                                                  International Inc.                   Non-
                                                      (Parent          Subsidiary    Guarantor
                                                   Company Only)       Guarantors   Subsidiaries   Eliminations      Consolidated
                                                  ------------------   -----------  ------------   ------------      ------------
Net sales                                         $                -   $   277,581  $     91,561   $    (91,953)(a)  $    277,189
Cost of goods sold                                                 -       235,213        73,504        (91,953)(a)       216,764
                                                  ------------------   -----------  ------------   ------------      ------------

Gross profit                                                       -        42,368        18,057              -            60,425

Selling, engineering and administrative expenses               3,394        19,790         7,686              -            30,870
Amortization of goodwill and intangibles                          64         1,246           330              -             1,640
                                                  ------------------   -----------  ------------   ------------      ------------

Operating (loss) income                                       (3,458)       21,332        10,041              -            27,915
Interest expense                                              (6,971)       (4,569)         (584)             -           (12,124)
                                                  ------------------   -----------  ------------   ------------      ------------

Income (loss) before income taxes, minority
interest in income (loss) of subsidiaries and
income (loss) from unconsolidated joint ventures             (10,429)       16,763         9,457              -            15,791


Income taxes (benefit)                                        (2,453)        6,370         2,083              -             6,000
Minority interest in income of subsidiaries                        -          (688)       (1,123)             -            (1,811)
Income (loss) from unconsolidated  joint ventures                  -             -            (6)             -                (6)
Equity in earnings of subsidiaries                            15,950             -             -        (15,950)(b)             -
                                                  ------------------   -----------  ------------   ------------      ------------

Net income (loss)                                 $            7,974   $     9,705  $      6,245   $    (15,950)     $      7,974
                                                  ==================   ===========  ============   ============      ============


______________________________________________________________
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.

                         Delco Remy International, Inc.
                Condensed Consolidating Statement of Operations
                  For the Three Months Ended October 31, 1998
                                  (Unaudited)
                           (in thousands of dollars)

                                                        Delco Remy
                                                     International Inc.                      Non-
                                                         (Parent           Subsidiary      Guarantor
                                                       Company Only)       Guarantors    Subsidiaries    Eliminations  Consolidated
                                                     ------------------    ----------    ------------    ------------  ------------
Net sales                                            $                -    $  234,940    $     55,001    $(57,156)(a)   $   232,785
Cost of goods sold                                                    -       202,974          45,195     (57,156)(a)       191,013
                                                     ------------------    ----------    ------------    --------       -----------
Gross profit                                                          -        31,966           9,806           -            41,772
Selling, engineering and administrative expenses                  1,894        15,861           4,409           -            22,164
Amortization of goodwill and intangibles                            288           701              71           -             1,060
                                                     ------------------    ----------    ------------    --------      ------------

Operating (loss) income                                          (2,182)       15,404           5,326           -            18,548
Interest expense                                                 (7,167)       (3,219)            (17)          -           (10,403)
                                                     ------------------    ----------    ------------    --------      ------------

Income (loss) before income taxes, minority interest
 in income of subsidiaries and income from
 unconsolidated joint ventures                                   (9,349)       12,185           5,309           -             8,145
Income taxes (benefit)                                           (1,706)        3,440           1,443           -             3,177
Minority interest in income of subsidiaries                           -          (588)           (173)          -              (761)
Income from unconsolidated  joint ventures                            -             -           1,181           -             1,181
Equity in earnings of subsidiaries                               13,031             -               -     (13,031)(b)             -
                                                     ------------------    ----------    ------------    --------      ------------

Net income (loss)                                    $            5,388    $    8,157    $      4,874    $(13,031)     $      5,388
                                                     ==================    ==========    ============    ========      ============

__________________________________________________________
(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income (loss) from consolidated subsidiaries.

                         Delco Remy International, Inc.
                     Condensed Consolidating Balance Sheet
                                October 31, 1999
                                  (Unaudited)
                           (in thousands of dollars)

                                                 Delco Remy
                                              International Inc.                        Non-
                                                 (Parent            Subsidiary        Guarantor
                                               Company Only)        Guarantors       Subsidiaries    Eliminations      Consolidated
                                              ------------------    ----------       ------------    ------------      ------------
Assets

Current assets:
  Cash and cash equivalents                   $                -    $      (42)      $     11,780    $          -      $     11,738
  Trade accounts receivable, net                               -       150,197             35,478               -           185,675
  Other receivables                                            -         7,482              7,890               -            15,372
  Inventories                                                  -       193,394             47,488          (1,646)(c)       239,236
  Deferred income taxes                                        -        14,997                  -               -            14,997
  Other current assets                                         -         2,485                662               -             3,147
                                              ------------------    ----------       ------------    ------------      ------------
Total current assets                                           -       368,513            103,298          (1,646)          470,165

Property and equipment                                        40       203,599             66,713               -           270,352
Less accumulated depreciation                                 40        58,804              8,192               -            67,036
                                              ------------------    ----------       ------------    ------------      ------------
  Property and equipment, net                                  -       144,795             58,521               -           203,316

Deferred financing costs                                   8,079         2,673                  -               -            10,752
Goodwill, net                                                  -       113,434             22,014               -           135,448
Investments in affiliates                                402,853             -                  -        (398,094)(a)         4,759
Other assets                                               2,440           721              2,425               -             5,586
                                              ------------------    ----------       ------------    ------------      ------------

  Total assets                                $          413,372    $  630,136       $    186,258    $   (399,740)     $    830,026
                                              ==================    ==========       ============    ============      ============

Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                            $              566    $  100,306       $     32,928    $          -      $    133,800
  Intercompany accounts                                  (10,704)       36,685            (25,380)           (601)(c)             -
  Accrued interest payable                                 8,409         1,378                 12               -             9,799
  Accrued restructuring charges                                -         5,403                  -               -             5,403
  Other liabilities and accrued expenses                   3,778        24,813             18,142               -            46,733
  Current debt                                                 -           976             10,113               -            11,089
                                              ------------------    ----------       ------------    ------------      ------------
Total current liabilities                                  2,049       169,561             35,815           (601)           206,824

Deferred income taxes                                          -         4,560                  8               -             4,568
Long-term debt, less current portion                     285,000       153,766             12,469               -           451,235
Post-retirement benefits other than pensions                   -        21,894                  -               -            21,894
Accrued pension benefit                                        -         2,957                  -               -             2,957
Other non-current liabilities                              2,258         1,640                  4               -             3,902
Minority interests in subsidiaries                             -         9,558             12,027               -            21,585

Stockholders' equity:
  Common stock:
  Class A shares                                             182             -                  -               -               182
  Class B shares                                              63             -                  -               -                63
  Paid-in capital                                        104,176             -                  -               -           104,176
  Subsidiary investment                                        -       207,913             90,772        (298,685)(a)             -
  Retained earnings (deficit)                             20,126        58,287             42,167        (100,454)(b)        20,126
  Accumulated other comprehensive loss                         -             -             (7,004)              -            (7,004)
  Stock purchase plan                                       (482)            -                  -               -              (482)
                                              ------------------    ----------       ------------    ------------      ------------

Total stockholders' equity                               124,065       266,200            125,935        (399,139)          117,061
                                              ------------------    ----------       ------------    ------------      ------------

  Total liabilities and stockholders' equity  $          413,372    $  630,136       $    186,258    $   (399,740)     $    830,026
                                              ==================    ==========       ============    ============      ============

________________________________________________________________
(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.
(c) Elimination of intercompany profit in inventory.

                         Delco Remy International, Inc.
                     Condensed Consolidating Balance Sheet
                                 July 31, 1999
                           (in thousands of dollars)

                                                  Delco Remy
                                               International Inc.                        Non-
                                                    (Parent           Subsidiary      Guarantor
                                                 Company Only)        Guarantors     Subsidiaries    Eliminations      Consolidated
                                               ------------------     ----------     ------------    ------------      ------------
Assets

Current assets:
  Cash and cash equivalents                    $                -     $     (291)    $     15,600    $          -      $     15,309
  Trade accounts receivable, net                                -        118,371           29,617               -           147,988
  Other receivables                                             -          6,626            8,870               -            15,496
  Inventories                                                   -        189,893           43,916          (1,644)(c)       232,165
  Deferred income taxes                                         -         14,997                -               -            14,997
  Other current assets                                          -          2,125              778               -             2,903
                                               ------------------     ----------     ------------    ------------      ------------
Total current assets                                            -        331,721           98,781          (1,644)          428,858

Property and equipment                                         40        195,403           63,284               -           258,727
Less accumulated depreciation                                  40         54,754            8,738               -            63,532
                                               ------------------     ----------     ------------    ------------      ------------
  Property and equipment, net                                   -        140,649           54,546               -           195,195

Deferred financing costs                                    8,352          2,840                -               -            11,192
Goodwill, net                                                   -        114,799           22,630               -           137,429
Investments in affiliates                                 381,246              -               19        (376,509)(a)         4,756
Other assets                                                2,411            295            2,527               -             5,233
                                               ------------------     ----------     ------------    ------------      ------------

  Total assets                                 $          392,009     $  590,304     $    178,503    $   (378,153)     $    782,663
                                               ==================     ==========     ============    ============      ============

Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                             $              636     $   85,590     $     33,113    $          -      $    119,339
  Intercompany accounts                                   (19,630)        43,825          (23,596)           (599)(c)             -
  Accrued interest payable                                  9,001          2,592               10               -            11,603
  Accrued restructuring charges                                 -          5,866                -               -             5,866
  Other liabilities and accrued expenses                   (1,250)        24,684           13,671               -            37,105
  Current debt                                                  -          1,227           11,369               -            12,596
                                               ------------------     ----------     ------------    ------------      ------------
Total current liabilities                                 (11,243)       163,784           34,567            (599)          186,509

Deferred income taxes                                           -          4,560                8               -             4,568
Long-term debt, less current portion                      285,000        138,117           11,814               -           434,931
Post-retirement benefits other than pensions                    -         21,050                -               -            21,050
Accrued pension benefit                                         -          2,719                -               -             2,719
Other non-current liabilities                               2,216          1,328                1               -             3,545
Minority interests in subsidiaries                              -         10,112            9,709               -            19,821

Stockholders' equity:
  Common stock:
  Class A shares                                              182              -                -               -               182
  Class B shares                                               63              -                -               -                63
  Paid-in capital                                         104,176              -                -               -           104,176
  Subsidiary investment                                         -        200,052           92,998        (293,050)(a)             -
  Retained earnings (deficit)                              12,152         48,582           35,922         (84,504)(b)        12,152
  Accumulated other comprehensive loss                          -              -           (6,516)              -            (6,516)
  Stock purchase plan                                        (537)             -                -               -              (537)
                                               ------------------     ----------     ------------    ------------      ------------

Total stockholders' equity                                116,036        248,634          122,404        (377,554)          109,520
                                               ------------------     ----------     ------------    ------------      ------------

  Total liabilities and stockholders' equity   $          392,009     $  590,304     $    178,503    $   (378,153)     $    782,663
                                               ==================     ==========     ============    ============      ============

___________________________________________________________
(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.
(c) Elimination of intercompany profit in inventory.

                        Delco Remy International, Inc.
                Condensed Consolidating Statement of Cash Flows
                  For the Three Months Ended October 31, 1999
                                  (Unaudited)
                           (in thousands of dollars)


                                                               Delco Remy
                                                           International Inc.                       Non-
                                                                (Parent          Subsidiary       Guarantor
                                                              Company Only)      Guarantors     Subsidiaries     Eliminations
                                                           ------------------   ------------   --------------   --------------
Operating activities:
Net income                                                        $     7,974       $  9,705        $   6,245       $  (15,950)(a)
Adjustments to reconcile net income to net cash flows
 provided by (used in) operating activities:
  Depreciation                                                              -          5,282            1,048                -
  Amortization                                                             64            849              727                -
  Minority interest in income of subsidiaries                               -            688            1,123                -
  Income from unconsolidated joint ventures                                 -              -                6                -
  Equity in earnings of subsidiary                                    (15,950)             -                -           15,950(a)
  Post-retirement benefits other than pensions                              -            844                -                -
  Accrued pension benefits                                                  -            238                -                -
  Non-cash interest expense                                               273            166                -                -
  Changes in operating assets and liabilities, net of
   acquisitions:
    Accounts receivable                                                     -        (31,826)          (5,861)               -
    Inventories                                                             -             88           (3,572)               -
    Accounts payable                                                      (70)        14,716             (185)               -
    Other current assets and liabilities                                4,436         (2,703)           5,569                -
    Intercompany accounts                                               8,720         (3,195)          (5,525)               -
    Accrued restructuring charges                                           -           (463)               -                -
    Other non-current assets and liabilities, net                         286         (3,540)           4,350                -
                                                           ------------------   ------------   --------------   --------------
Net cash provided by (used in) operating activities                     5,733         (9,151)           3,925                -

Investing activities:
Acquisitions, net of cash acquired                                     (5,733)             -                -                -
Purchases of property and equipment                                         -         (5,998)          (7,144)               -
                                                           ------------------   ------------   --------------   --------------
Net cash used in investing activities                                  (5,733)        (5,998)          (7,144)               -

Financing activities:
Net borrowings (repayments) under revolving line of
 credit and other                                                           -         15,398             (601)               -
                                                           ------------------   ------------   --------------   --------------
Net cash provided by (used in) financing activities                         -         15,398             (601)               -
Effect of exchange rate changes on cash                                     -              -                -                -
                                                           ------------------   ------------   --------------   --------------
Net increase (decrease) in cash and cash equivalents                        -            249           (3,820)               -
Cash and cash equivalents at beginning of period                            -           (291)          15,600                -
                                                           ------------------   ------------   --------------   --------------
Cash and cash equivalents at end of period                        $         -       $    (42)       $  11,780   $            -
                                                           ==================   =============  ==============   ==============

                                                                Consolidated
                                                               --------------
Operating activities:
Net income                                                         $    7,974
Adjustments to reconcile net income to net cash flows
 provided by (used in) operating activities:
  Depreciation                                                          6,330
  Amortization                                                          1,640
  Minority interest in income of subsidiaries                           1,811
  Income from unconsolidated joint ventures                                 6
  Equity in earnings of subsidiary                                          -
  Post-retirement benefits other than pensions                            844
  Accrued pension benefits                                                238
  Non-cash interest expense                                               439
  Changes in operating assets and liabilities, net of
   acquisitions:
    Accounts receivable                                               (37,687)
    Inventories                                                        (3,484)
    Accounts payable                                                   14,461
    Other current assets and liabilities                                7,302
    Intercompany accounts                                                   -
    Accrued restructuring charges                                        (463)
    Other non-current assets and liabilities, net                       1,096
                                                               --------------
Net cash provided by (used in) operating activities                       507

Investing activities:
Acquisitions, net of cash acquired                                     (5,733)
Purchases of property and equipment                                   (13,142)
                                                               --------------
Net cash used in investing activities                                 (18,875)

Financing activities:
Net borrowings (repayments) under revolving line of
 credit and other                                                      14,797
                                                               --------------
Net cash provided by (used in) financing activities                    14,797
Effect of exchange rate changes on cash                                     -
                                                               --------------
Net increase (decrease) in cash and cash equivalents                   (3,571)
Cash and cash equivalents at beginning of period                       15,309
                                                               --------------
Cash and cash equivalents at end of period                         $   11,738
                                                               ==============

_________________________________________________________________
(a)  Elimination of equity in earnings of subsidiaries.

                        Delco Remy International, Inc.
                Condensed Consolidating Statement of Cash Flows
                  For the Three Months Ended October 31, 1998
                                  (Unaudited)
                           (in thousands of dollars)


                                                                Delco Remy
                                                          International Inc.                        Non-
                                                                (Parent          Subsidiary       Guarantor
                                                             Company Only)       Guarantors     Subsidiaries     Eliminations
                                                          ------------------    ------------   --------------   --------------
Operating activities:
Net income                                                       $     5,388     $     8,157        $   4,874      $   (13,031)(a)
Adjustments to reconcile net income to net cash flows
 from operating activities:
  Depreciation                                                             -           3,478              561                -
  Amortization                                                           288             701               71                -
  Minority interest in income of subsidiaries                              -             586              175                -
  Income from unconsolidated joint ventures                                -               -           (1,181)               -
  Equity in earnings of subsidiaries                                 (13,031)              -                -           13,031(a)
  Deferred income taxes                                               (1,420)            955              (80)               -
  Post-retirement benefits other than pensions                             -             957                -                -
  Accrued pension benefits                                                 -             477                -                -
  Non-cash interest expense                                              273              66                -                -
  Changes in operating assets and liabilities, net of
   acquisitions:
    Accounts receivable                                                    -         (26,199)           2,694                -
    Inventories                                                            -           2,435           (2,870)               -
    Accounts payable                                                     816           6,807             (710)               -
    Intercompany accounts                                             12,268          (1,381)         (10,887)               -
    Other current assets and liabilities                              (3,205)         (7,088)          (2,881)               -
    Accrued restructuring charges                                          -          (5,571)               -                -
    Other non-current assets and liabilities, net                     (1,377)         (7,434)           8,790                -
                                                          ------------------    ------------   --------------   --------------
Net cash used in operating activities                                      -         (23,054)          (1,444)               -

Investing activities:
Purchases of property and equipment                                        -          (5,001)            (945)               -
                                                          ------------------    ------------   --------------   --------------
Net cash used in investing activities                                      -          (5,001)            (945)               -

Financing activities:
Net borrowings under revolving line of credit and
 other                                                                     -          28,916            1,782                -
                                                          ------------------    ------------   --------------   --------------
Net cash provided by financing activities                                  -          28,916            1,782                -
Effect of exchange rate changes on cash                                    -               -              126                -
                                                          ------------------    ------------   --------------   --------------
Net increase (decrease) in cash and cash equivalents                       -             861             (481)               -
Cash and cash equivalents at beginning of period                           -             125            7,988                -
                                                          ------------------    ------------   --------------   --------------
Cash and cash equivalents at end of period                       $         -     $       986        $   7,507      $         -
                                                          ==================    ============   ==============   ==============

                                                               Consolidated
                                                              --------------
Operating activities:
Net income                                                        $    5,388
Adjustments to reconcile net income to net cash flows
 from operating activities:
  Depreciation                                                         4,039
  Amortization                                                         1,060
  Minority interest in income of subsidiaries                            761
  Income from unconsolidated joint ventures                           (1,181)
  Equity in earnings of subsidiaries                                       -
  Deferred income taxes                                                 (545)
  Post-retirement benefits other than pensions                           957
  Accrued pension benefits                                               477
  Non-cash interest expense                                              339
  Changes in operating assets and liabilities, net of
   acquisitions:
    Accounts receivable                                              (23,505)
    Inventories                                                         (435)
    Accounts payable                                                   6,913
    Intercompany accounts                                                  -
    Other current assets and liabilities                             (13,174)
    Accrued restructuring charges                                     (5,571)
    Other non-current assets and liabilities, net                        (21)
                                                              --------------
Net cash used in operating activities                                (24,498)

Investing activities:
Purchases of property and equipment                                   (5,946)
                                                              --------------
Net cash used in investing activities                                 (5,946)

Financing activities:
Net borrowings under revolving line of credit and
 other                                                                30,698
                                                              --------------
Net cash provided by financing activities                             30,698
Effect of exchange rate changes on cash                                  126
                                                              --------------
Net increase (decrease) in cash and cash equivalents                     380
Cash and cash equivalents at beginning of period                       8,113
                                                              --------------
Cash and cash equivalents at end of period                        $    8,493
                                                              ==============

____________________________________________________________
(a)  Elimination of equity in earnings of subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                                                                                     For the Three Months
                                                                                       Ended October 31,
                                                                 ---------------------------------------------------------
                                                                           1999                             1998
                                                                 ------------------------        -------------------------
                   (Thousands of Dollars)                         Amount            %             Amount             %
                                                                 ------------------------        -------------------------
Net Sales                                                        $277,189          100.0%          $232,785         100.0%
Cost of Sales                                                     216,764           78.2%           191,013          82.1%
                                                                 --------       --------           --------       -------
Gross Profit                                                       60,425           21.8%            41,772          17.9%
Selling, Engineering and Administrative Expense                    30,870           11.1%            22,164           9.5%
Amortization of Goodwill and Intangibles                            1,640            0.6%             1,060           0.5%
                                                                 --------       --------           --------       -------
Operating Income                                                   27,915           10.1%            18,548           8.0%
Interest Expense                                                  (12,124)          (4.4%)          (10,403)         (4.5%)

Provision for Income Taxes                                          6,000            2.2%             3,177           1.4%
Minority Interest                                                  (1,811)          (0.7%)             (761)         (0.3%)
Income from Unconsolidated Joint Ventures                              (6)           0.0%             1,181           0.5%
                                                                 --------       --------           --------       -------
Net Income                                                       $  7,974            2.9%          $  5,388           2.3%
                                                                 ========       ========           ========       =======

Three Months Ended October 31, 1999 Compared to Three Months Ended October 31, 1998

Net Sales Net sales of $277.2 million in the first quarter of fiscal year 2000 increased $44.4 million, or 19.1%, from the first quarter of fiscal year 1999. This increase was due to higher demand for automotive electrical products in the OEM market, the effect of the acquisitions of Williams Technologies in the second quarter of fiscal year 1999 and Engine Master in the first quarter of fiscal year 2000 and increased demand for both electrical and powertrain/drivetrain remanufactured products in the aftermarket.

Gross Profit Gross profit of $60.4 million increased $18.7 million, or 44.7%, and as a percentage of sales improved from 17.9% in the first quarter of 1999 to 21.8% in the first quarter of 2000. The growth in gross profit dollars reflects the sales growth discussed above. The improvement in margin was due to the realization of cost efficiencies generated by the OEM restructuring, the benefits of lean manufacturing initiatives, leveraging of fixed manufacturing costs and the effect of certain aftermarket and foreign acquisitions which generate higher gross profit margins.

Selling, Engineering and Administrative Expenses Selling, engineering and administrative (SE&A) expenses increased $8.7 million, or 39.3%, and as a percentage of sales increased from 9.5% to 11.1% due primarily to the effect of acquisition related activities and aftermarket marketing initiatives.

Operating Income Operating income of $27.9 million increased $9.4 million, or 50.5%, and as a percentage of sales improved from 8.0% in the first quarter of fiscal year 1999 to 10.1% in the first quarter of fiscal year 2000. This improvement reflects the sales and gross margin issues discussed above, partially offset by higher SE&A expense.

Interest Expense Interest expense of $12.1 million increased $1.7 million, or 16.5%, from the first quarter of fiscal 1999 due primarily to a higher average level of debt incurred to finance acquisitions and capital expenditures.

Income Taxes Income tax expense in the first quarter of fiscal year 2000 was $6.0 million compared to $3.2 million in the comparable period last year. The Company's consolidated effective income tax rate of 38.0% was down from 39.0% due to the implementation of various tax planning initiatives and the effect of the acquisition of certain foreign subsidiaries.

Income (Loss) From Unconsolidated Joint Ventures The Company's share of the earnings of its unconsolidated joint ventures of $1.2 million in the first quarter of fiscal year 1999 were primarily attributable to Remy Korea Ltd., which was consolidated effective June 25, 1999.

Liquidity and Capital Resources

The Company's short-term liquidity needs include required debt service, including capital lease payments, day to day operating expenses, working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include principal payments of long-term debt and the funding of acquisitions. The Company's principal sources of cash to fund its short-term liquidity needs consist of cash generated by operations and borrowing under the Senior Credit Facility. As of December 1, 1999, borrowings under the Senior Credit Facility were $114.7 million, leaving $185.3 million available under the $300 million facility, net of letters of credit.

In the first quarter of fiscal year 2000, cash provided by operating activities was $.5 million compared to cash used of $24.5 million in the first quarter of fiscal year 1999. This improvement reflects increased earnings, depreciation, amortization and a smaller increase in net working capital from year-end. Accounts receivable increased $37.7 from July 31 due to strong shipments during the quarter to both OEM and aftermarket customers. Accounts payable increased $14.5 million due to first quarter production levels and the timing of payments. The Company's net trade cycle, including accounts receivable, inventory and accounts payable days, declined compared with both year-end and first quarter 1999.

Capital expenditures of $13.1 million in the first quarter were in line with planned spending and included investments in machinery and equipment in certain foreign operations. In the first quarter, the Company completed the acquisition of Engine Master, a remanufacturer of engines.

Net borrowings under the Company's revolving line of credit and other debt increased $14.8 million in the first quarter compared to a $30.7 million increase in the first quarter of fiscal year 1999. This improvement reflects the increase in cash generated by operating activities discussed above partially offset by higher capital spending and the acquisition.

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

          Enterprise awareness and planning. This phase involved the establishment of project teams and plans for each subsidiary and joint venture. This phase has been completed for all subsidiaries and the Company is in the process of determining the status of the joint ventures.
          Inventory of all hardware and software. This phase has been completed.
          Impact analysis/assessment.  This phase has been completed.
          Planning and scheduling. Plans have been implemented for all mission-critical applications.
          Conversion. Each material mission-critical system has been converted to a tested Year 2000 environment.
          Testing. Testing will continue until December 31, 1999 on all mission-critical systems to mitigate any exposure.
          Implementation. All material mission-critical systems have been implemented.

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

PART II OTHER INFORMATION

Item 5.  Other Information

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

The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks including, but not limited to risks associated with the uncertainty of future financial results, acquisitions, additional financing requirements, development of new products and services, the effect of competitive products or pricing, the effect of economic conditions and other uncertainties. Due to these uncertainties, the Company cannot assure readers that any forward-looking statements will prove to have been correct.


Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    27 Financial Data Schedule (Filed via EDGAR only)

               (b)  Reports on Form 8-K

                    On September 8, 1999, the Company filed an amendment to its report on Form 8-K relative to the acquisition of an additional 31% of the capital shares of Remy Korea Ltd., providing financial statements of Remy Korea Ltd. and pro forma financial information of the Company.

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


                                        DELCO REMY INTERNATIONAL, INC.
                                        ------------------------------
                                                (Registrant)



Date:  November 30, 1999                By: /s/ David L. Harbert
                                            ---------------------------------
                                                David L. Harbert
                                                Executive Vice President and
                                                Chief Financial Officer



Date:  November 30, 1999                By: /s/ David E. Stoll
                                            ---------------------------------
                                                David E. Stoll
                                                Vice President and Controller
                                                Chief Accounting Officer