Form 10-Q
period 2000-01-31
DELCO REMY INTERNATIONAL INC
filed 2000-03-03
CIK 1046859

===============================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED January 31, 2000    COMMISSION FILE NO. 1-13683

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

               Yes X                                   No___
                   -

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                          Number of common shares outstanding
           Class                                as of February 18, 2000
   -------------------                  ---------------------------------------

   Common Stock - Class A                              18,118,058
   Common Stock - Class B                               6,278,055

===============================================================================

                Delco Remy International, Inc. and Subsidiaries

                                     INDEX

                                                                                       Page
PART I    FINANCIAL INFORMATION

          Item 1    Financial Statements (Unaudited)

                    Condensed Consolidated Statements of Operations................     3

                    Condensed Consolidated Balance Sheets..........................     4

                    Condensed Consolidated Statements of Cash Flows................     5

                    Notes to Condensed Consolidated Financial Statements...........     6

          Item 2    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations..........................................    18

PART II   OTHER INFORMATION

          Item 4    Submission of Matters to a Vote of Security Holders............    22

          Item 5    Other Information..............................................    22

          Item 6    Exhibits and Reports on Form 8-K...............................    23

SIGNATURES          ...............................................................    24


                         PART I  FINANCIAL INFORMATION


Item 1.   Financial Statements

                Condensed Consolidated Statements of Operations
                Delco Remy International, Inc. and Subsidiaries
                                  (Unaudited)


                                                        Three-Month Period             Six-Month Period
                                                         Ended January 31              Ended January 31
                                                   -------------------------      -----------------------
                                                       2000           1999            2000          1999
                                                   ------------  -----------      ----------  -----------
                                                      (in thousands of dollars, except for share amounts)
Net sales                                          $260,037        $222,324         $537,226      $455,109
Cost of goods sold                                  202,290         175,614          419,054       366,627
                                                   --------        --------         --------      --------
Gross profit                                         57,747          46,710          118,172        88,482
Selling, engineering and administrative
 expenses                                            30,886          24,611           61,756        46,775
Amortization of goodwill and intangibles              1,268           1,276            2,908         2,336
                                                   --------        --------         --------      --------

Operating income                                     25,593          20,823           53,508        39,371
Interest expense and other non-operating
 expenses                                           (11,798)        (11,266)         (23,922)      (21,669)
                                                   --------        --------         --------      --------

Income before income taxes, minority
 interest in income of subsidiaries and
 income (loss) from unconsolidated joint
 ventures                                            13,795           9,557           29,586        17,702
Income taxes                                          5,242           3,727           11,242         6,904
Minority interest in income of subsidiaries          (1,616)           (821)          (3,427)       (1,582)
Income (loss) from unconsolidated joint
 ventures                                               (30)            847              (36)        2,028
                                                   --------        --------         --------      --------

Net income                                         $  6,907        $  5,856         $ 14,881      $ 11,244
                                                   ========        ========         ========      ========

Basic earnings per common share                    $   0.29        $   0.25         $   0.61      $   0.47
                                                   ========        ========         ========      ========

Diluted earnings per common share                  $   0.27        $   0.23         $   0.57      $   0.43
                                                   ========        ========         ========      ========

           See Notes to Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets
                Delco Remy International, Inc. and Subsidiaries
                                  (Unaudited)


                                                            January 31,                  July 31,
                                                               2000                        1999
                                                       --------------------        -------------------
                                                                  (in thousands of dollars)
Assets
Current assets:
 Cash and cash equivalents                                   $ 17,557                    $ 15,309
 Trade accounts receivable, net                               159,987                     147,988
 Other receivables                                             15,132                      15,496
 Inventories                                                  240,375                     232,165
 Deferred income taxes                                         14,997                      14,997
 Other current assets                                           3,427                       2,903
                                                       --------------------        -------------------
Total current assets                                          451,475                     428,858

Property and equipment                                        278,123                     258,727
Less accumulated depreciation                                  73,903                      63,532
                                                       --------------------        -------------------
 Property and equipment, net                                  204,220                     195,195

Deferred financing costs                                       10,312                      11,192
Goodwill (net of accumulated amortization)                    135,375                     137,429
Investments in joint ventures                                   4,742                       4,756
Other assets                                                    5,352                       5,233
                                                       --------------------        -------------------
 Total assets                                                $811,476                    $782,663
                                                       ====================        ===================

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                            $125,127                    $119,339
 Accrued interest payable                                      10,846                      11,603
 Accrued restructuring charges                                  4,777                       5,866
 Other liabilities and accrued expenses                        44,816                      37,105
 Current debt                                                   5,007                      12,596
                                                       --------------------        -------------------
Total current liabilities                                     190,573                     186,509

Deferred income taxes                                           4,569                       4,568
Long-term debt, less current portion                          437,686                     434,931
Post-retirement benefits other than pensions                   23,097                      21,050
Accrued pension benefits                                        2,744                       2,719
Other noncurrent liabilities                                    3,910                       3,545
Commitments and contingencies
Minority interest in subsidiaries                              23,697                      19,821

Stockholders' equity:
 Common stock:
   Class A shares                                                 182                         182
   Class B shares                                                  63                          63
 Paid-in capital                                              104,176                     104,176
 Retained earnings                                             27,033                      12,152
 Accumulated other comprehensive loss                          (5,822)                     (6,516)
 Stock purchase plan                                             (432)                       (537)
                                                       --------------------        -------------------
Total stockholders' equity                                    125,200                     109,520
                                                       --------------------        -------------------
 Total liabilities and stockholders' equity                  $811,476                    $782,663
                                                       ====================        ===================

           See Notes to Condensed Consolidated Financial Statements

                Condensed Consolidated Statements of Cash Flows
                Delco Remy International, Inc. and Subsidiaries
                                  (Unaudited)

                                                                                  Six-Month Period
                                                                                  Ended January 31,
                                                                      ---------------------------------------
                                                                            2000                   1999
                                                                      ----------------       ----------------
                                                                             (in thousands of dollars)
Operating activities:
Net income                                                               $ 14,881               $ 11,244
 Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
 Depreciation                                                              13,624                  8,512
 Amortization                                                               2,908                  2,336
 Minority interest in income of subsidiaries                                3,427                  1,582
 Income (loss) from unconsolidated joint ventures                              36                 (2,028)
 Deferred income taxes                                                         --                  3,047
 Post-retirement benefits other than pensions                               2,047                  1,912
 Accrued pension benefits                                                      25                    403
Non-cash interest expense                                                     880                    767
Changes in operating assets and liabilities, net of
 acquisitions:
   Accounts receivable                                                    (11,999)                (3,616)
   Inventories                                                             (4,624)               (10,917)
   Accounts payable                                                         5,788                  1,604
   Other current assets and liabilities                                     6,392                (14,884)
   Accrued restructuring charges                                           (1,089)               (10,619)
   Other non-current assets and liabilities, net                            2,165                    186
                                                                      ----------------       ----------------
Net cash provided by (used in) operating activities                        34,461                (10,471)

Investing activities:
Acquisitions, net of cash acquired                                         (5,733)               (40,148)
Purchases of property and equipment                                       (21,642)               (11,161)
                                                                      ----------------       ----------------
Net cash used in investing activities                                     (27,375)               (51,309)

Financing activities:
Net (repayments) borrowings under revolving line of credit and
 other                                                                     (4,834)                63,855
                                                                      ----------------       ----------------
Net cash (used in) provided by financing activities                        (4,834)                63,855
Effect of exchange rate changes on cash                                        (4)                   (47)
                                                                      ----------------       ----------------
Net increase in cash and cash equivalents                                   2,248                  2,028
Cash and cash equivalents at beginning of period                           15,309                  8,113
                                                                      ----------------       ----------------
Cash and cash equivalents at end of period                               $ 17,557               $ 10,141
                                                                      ================       ================

           See Notes to Condensed Consolidated Financial Statements

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                           (in thousands of dollars)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended January 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at July 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended July 31, 1999 in Form 10-K.


2.  Additional Balance Sheet Information

                                      January 31,         July 31,
     Inventory:                          2000               1999
                                    --------------      --------------

     Raw material                      $133,373            $121,725
     Work-in-process                     45,109              50,725
     Finished goods                      61,893              59,715
                                    --------------      --------------
     Total                             $240,375            $232,165
                                    ==============      ==============


3.  Comprehensive Income

The Company's other comprehensive income consists of unrealized gains and losses on the translation of the assets and liabilities of its foreign operations. Comprehensive income was $8,090 and $6,488 for the three month periods ending January 31, 2000 and 1999, respectively, and $15,576 and $11,146 for the six-month periods ending January 31, 2000 and 1999, respectively.

4. Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the period plus potential dilutive instruments, including stock options, warrants and the stock purchase plan.

The following table sets forth the numerator and denominator for the computation of basic and diluted earnings per share:

                                                        Three-Month Period             Six-Month Period
                                                         Ended January 31,             Ended January 31,
                                                  -----------------------------   ---------------------------
                                                        2000           1999           2000           1999
                                                  --------------   ------------   ------------   ------------
Numerator:
Net income                                        $      6,907     $     5,856    $    14,881    $     11,244
                                                  ============     ===========    ===========    ============

Denominator:
Denominator for basic earnings per share
 (weighted average shares)                          24,223,913      23,841,713     24,215,513      23,808,387
Effect of dilutive securities:
    Warrants                                         1,679,765       1,679,806      1,679,776       1,679,814
    Stock purchase plan                                 85,474         351,144         87,088         398,362
                                                  ------------     -----------    -----------    ------------
Denominator for diluted earnings per share
  (weighted average shares and assumed
   conversions)                                     25,989,152      25,872,663     25,982,377      25,886,563
                                                  ============     ===========    ===========     ===========


5. Restructuring Charges

In May 1998, the Company offered an incentive separation payment to DRA hourly employees through a voluntary employee termination program (VTEP). By the program's completion date on July 10, 1998, 337 employees had accepted the Company's offer. A charge of $26,515 was recorded for these separation costs, $9,974 of which were paid in fiscal year 1998, $11,565 of which were paid in fiscal year 1999 and $1,060 of which were paid in the first half of fiscal year 2000. Approximately $2,590 are to be paid in the second half of fiscal year 2000 and $1,325 are to be paid in fiscal year 2001.

In May 1997, the Company decided to restructure the manufacturing operations of DRA to utilize focus factory manufacturing concepts and to close the Company's operations in the old vertically-integrated factories that were leased from GM. These decisions resulted in the impairment of certain production assets with a carrying amount of $30,321 ($25,279 of which was property and equipment and $5,042 of which was related tooling and other supplies) which the Company sold or otherwise disposed of. In fiscal year 1998, the reserve established for this charge was reduced $5,366 to reflect the utilization of certain assets previously targeted for disposal. The Company estimated the loss on disposal including related costs at $26,260. In addition, the Company estimated a cost of $8,240 for reducing its workforce through several transition programs. In fiscal year 1998, this charge was increased $5,232 to reflect greater than anticipated participation in the various workforce transition programs. Some of the operations for the closed facilities were transferred to the new focus factories; others were outsourced.

The following table summarizes the status of the reserves for restructuring charges:

                                                     Termination         Exit/Impairment
                                                      Benefits              Costs              Total
                                                   --------------     ------------------   ------------------
Reserve at July 31, 1999                                $4,975                 $891               $5,866
Payments and changes in the three month
 period ended October 31, 1999                            (455)                  (8)                (463)
                                                   --------------     ------------------   ------------------
Reserve at October 31, 1999                              4,520                  883                5,403
Payments and charges in the three month
 period ended January 31, 2000                            (605)                 (21)                (626)
                                                   --------------     ------------------   ------------------
Reserve at January 31, 2000                             $3,915                 $862               $4,777
                                                   ==============     ==================   ==================

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

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at January 31, 2000 and July 31, 1999 and for the three month and six month periods ended January 31, 2000 and 1999.

The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

In fiscal year 2000, the Company changed its methodology for identifying certain assets and liabilities of Subsidiary Guarantors and Non-Guarantor Subsidiaries. The condensed consolidating balance sheet at July 31, 1999 has been restated to reflect this change. This restatement had no effect on consolidated balance sheet amounts or net income.

The following table sets forth the Guarantor and direct Non-Guarantor
Subsidiaries:

-----------------------------------------------------------------------------------------------------------------------------------
          Guarantor Subsidiaries                               Non-Guarantor Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
Delco Remy America, Inc.                              Delco Remy Hungary RT (formerly Autovill RT Ltd.)
Nabco, Inc.                                           Power Investments Canada Ltd.
The A&B Group, Inc.                                   Delco Remy UK Limited
A&B Enterprises, Inc.                                 Delco Remy International (Europe) GmbH
Dalex, Inc.                                           Remy India Holdings, Inc.
A&B Cores, Inc.                                       Remy Korea Holdings, Inc.
R&L Tool Company, Inc.                                Alberta Ltd.
MCA, Inc. of Mississippi                              World Wide Automotive Distributors, Inc.
Power Investments, Inc.                               Kraftube, Inc.
Franklin Power Products, Inc.                         Tractech (Ireland) Ltd.
International Fuel Systems, Inc.                      Central Precision Limited
Marine Drive Systems, Inc.                            Electro Diesel Rebuild BVBA
Marine Corporation of America                         Electro Rebuild Tunisia S.A.R.L. (Tunisia)
Powrbilt Products, Inc.                               Delco Remy Mexico, S. de R.L. de C.V.
World Wide Automotive, Inc.                           Publitech, Inc.
Ballantrae Corporation                                Delco Remy Brazil, Ltda.
Tractech Inc.                                         Western Reman Ltd. (Canada)
Williams Technologies, Inc.                           Engine Rebuilders Ltd.
Western Reman, Inc.                                   Reman Transport Ltd.
Engine Master, L.P.                                   Delco Remy Remanufacturing
                                                      Delco Remy Germany GmbH
                                                      Remy Componentes S. de R. L. de C. V.
                                                      Delco Remy Belgium BVBA
                                                      Magnum Power Products, LLC
------------------------------------------------------------------------------------------------------------------------------------

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations
               For the Three Month Period Ended January 31, 2000
                                  (Unaudited)
                           (in thousands of dollars)


                                                                   Delco Remy
                                                                International Inc.                      Non-
                                                                     (Parent          Subsidiary      Guarantor
                                                                  Company Only)       Guarantors    Subsidiaries    Eliminations
                                                                ------------------   ------------  --------------  --------------
Net sales                                                           $      -           $ 263,877       $90,674      $  (94,514)(a)
Cost of goods sold                                                         -             223,904        72,900         (94,514)(a)
                                                                ------------------   ------------  --------------  --------------
Gross profit                                                               -              39,973        17,774               -

Selling, engineering and administrative expenses                       3,275              20,019         7,592               -
Amortization of goodwill and intangibles                                  14               1,068           186               -
                                                                ------------------   ------------  --------------  --------------
Operating (loss) income                                               (3,289)             18,886         9,996               -
Interest expense and other non-operating expense                      (6,982)             (4,123)         (693)              -
                                                                ------------------   ------------  --------------  --------------
Income (loss) before income taxes, minority interest in
 income of subsidiaries, income (loss) from
 unconsolidated joint ventures and equity in earnings of
 subsidiaries                                                        (10,271)             14,763         9,303               -
Income taxes (benefit)                                                (4,343)              6,546         3,039               -
Minority interest in income of subsidiaries                                -                (656)         (960)              -
Income (loss) from unconsolidated joint ventures                           -                   -           (30)              -
Equity in earnings of subsidiaries                                    12,835                   -             -         (12,835)(b)
                                                                ------------------   ------------  --------------  --------------
Net income (loss)                                                   $  6,907           $   7,561       $ 5,274      $  (12,835)
                                                                ==================   ============  ==============  ==============

                                                                Consolidated
                                                                ------------
Net sales                                                        $  260,037
Cost of goods sold                                                  202,290
                                                                ------------
Gross profit                                                         57,747

Selling, engineering and administrative expenses                     30,886
Amortization of goodwill and intangibles                              1,268
                                                                ------------
Operating (loss) income                                              25,593
Interest expense and other non-operating expense                    (11,798)
                                                                ------------
Income (loss) before income taxes, minority interest in
 income of subsidiaries, income (loss) from
 unconsolidated joint ventures and equity in earnings of
 subsidiaries                                                        13,795
Income taxes (benefit)                                                5,242
Minority interest in income of subsidiaries                          (1,616)
Income (loss) from unconsolidated joint ventures                        (30)
Equity in earnings of subsidiaries                                        -
                                                                ------------
Net income (loss)                                                  $  6,907
                                                                ============

________________________________________________________________________
(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income of consolidated subsidiaries.

               Delco Remy International, Inc. and Subsidiaries
               Condensed Consolidating Statement of Operations
               For the Six Month Period Ended January 31, 2000
                                  (Unaudited)
                           (in thousands of dollars)

                                                                    Delco Remy
                                                                International Inc.                      Non-
                                                                     (Parent         Subsidiary      Guarantor
                                                                  Company Only)      Guarantors    Subsidiaries      Eliminations
                                                                ------------------  ------------  --------------  -----------------
Net sales                                                           $       -           $541,458       $182,235      $ (186,467)(a)
Cost of goods sold                                                          -            459,117        146,404        (186,467)(a)
                                                                ------------------  ------------  --------------  -----------------
Gross profit                                                                -             82,341         35,831               -
Selling, engineering and administrative expenses                        6,669             39,809         15,278               -
Amortization of goodwill and intangibles                                   78              2,314            516               -
                                                                ------------------  ------------  --------------  -----------------
Operating (loss) income                                                (6,747)            40,218         20,037               -
Interest expense and other non-operating expense                      (13,953)            (8,692)        (1,277)              -
                                                                ------------------  ------------  --------------  -----------------
Income (loss) before income taxes, minority interest in
 income of subsidiaries, income (loss) from
 unconsolidated joint ventures and equity in earnings of
 subsidiaries                                                         (20,700)            31,526         18,760               -
Income taxes (benefit)                                                 (6,796)            12,916          5,122               -
Minority interest in income of subsidiaries                                 -             (1,344)        (2,083)              -
Income (loss) from unconsolidated joint ventures                            -                  -            (36)              -
Equity in earnings of subsidiaries                                     28,785                  -              -         (28,785)(b)
                                                                ------------------  ------------  --------------  -----------------
Net income (loss)                                                   $  14,881           $ 17,266       $ 11,519      $  (28,785)
                                                                ==================  ============  ==============  =================

                                                                 Consolidated
                                                                 ------------
Net sales                                                           $537,226
Cost of goods sold                                                   419,054
                                                                 ------------
Gross profit                                                         118,172
Selling, engineering and administrative expenses                      61,756
Amortization of goodwill and intangibles                               2,908
                                                                 ------------
Operating (loss) income                                               53,508
Interest expense and other non-operating expense                     (23,922)
                                                                 ------------
Income (loss) before income taxes, minority interest in
 income of subsidiaries, income (loss) from
 unconsolidated joint ventures and equity in earnings of
 subsidiaries                                                         29,586
Income taxes (benefit)                                                11,242
Minority interest in income of subsidiaries                           (3,427)
Income (loss) from unconsolidated joint ventures                         (36)
Equity in earnings of subsidiaries                                        --
                                                                 ------------
Net income (loss)                                                   $ 14,881
                                                                 ============

_________________________________________________________________
(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income of consolidated subsidiaries.

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations
               For the Three Month Period Ended January 31, 1999
                                  (Unaudited)
                           (in thousands of dollars)


                                                                    Delco Remy
                                                                International Inc.                     Non-
                                                                     (Parent         Subsidiary      Guarantor
                                                                  Company Only)      Guarantors    Subsidiaries    Eliminations
                                                                ------------------   -----------   ------------  ---------------
Net sales                                                             $     -          $223,288       $65,595     $ (66,559)(a)
Cost of goods sold                                                          -           187,971        54,202       (66,559)(a)
                                                                ------------------   -----------   ------------  ---------------

Gross profit                                                                -            35,317        11,393             -
Selling, engineering and administrative expenses                        2,911            16,440         5,260             -
Amortization of goodwill and intangibles                                   15             1,087           174             -
                                                                ------------------   -----------   ------------  ---------------

Operating (loss) income                                                (2,926)           17,790         5,959             -
Interest expense and other non-operating expense                       (6,664)           (4,097)         (505)            -
                                                                ------------------   -----------   ------------  ---------------

Income (loss) from continuing operations  before income
 tax (benefit), minority interest in income of
 subsidiaries, income from unconsolidated joint ventures
 and equity in earning of subsidiaries                                 (9,590)           13,693         5,454             -
Income taxes (benefit)                                                   (628)            2,595         1,760             -
Minority interest in income of subsidiaries                                 -              (650)         (171)            -
Income from unconsolidated joint ventures                                   -                 -           847             -
Equity in earnings of subsidiaries                                     14,818                 -             -       (14,818)(b)
                                                                ------------------   -----------   ------------  ---------------
Net income (loss)                                                     $ 5,856          $ 10,448       $ 4,370     $ (14,818)
                                                                ==================   ===========   ============  ===============

                                                                   Consolidated
                                                                  --------------
Net sales                                                            $222,324
Cost of goods sold                                                    175,614
                                                                  --------------
Gross profit                                                           46,710

Selling, engineering and administrative expenses                       24,611
Amortization of goodwill and intangibles                                1,276
                                                                  --------------

Operating (loss) income                                                20,823
Interest expense and other non-operating expense                      (11,266)
                                                                  --------------

Income (loss) from continuing operations  before income
 tax (benefit), minority interest in income of
 subsidiaries, income from unconsolidated joint ventures
 and equity in earning of subsidiaries                                  9,557
Income taxes (benefit)                                                  3,727
Minority interest in income of subsidiaries                              (821)
Income from unconsolidated joint ventures                                 847
Equity in earnings of subsidiaries                                          -
                                                                  --------------
Net income (loss)                                                    $  5,856
                                                                  ==============

___________________________________________________________________
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income of consolidated subsidiaries.

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations
                For the Six Month Period Ended January 31, 1999
                                  (Unaudited)
                           (in thousands of dollars)


                                                                    Delco Remy
                                                                International Inc.                       Non-
                                                                     (Parent          Subsidiary      Guarantor
                                                                  Company Only)       Guarantors     Subsidiaries     Eliminations
                                                                ------------------  --------------  --------------  ---------------
Net sales                                                            $       -         $458,228         $120,596      $(123,715)(a)
Cost of goods sold                                                           -          390,945           99,397       (123,715)(a)
                                                                ------------------  --------------  --------------  ---------------

Gross profit                                                                 -           67,283           21,199              -
Selling, engineering and administrative expenses                         5,078           32,028            9,669              -
Amortization of goodwill and intangibles                                    30            2,061              245              -
                                                                ------------------  --------------  --------------  ---------------
Operating (loss) income                                                 (5,108)          33,194           11,285              -
Interest expense                                                       (13,831)          (7,316)            (522)             -
                                                                ------------------  --------------  --------------  ---------------

Income (loss) from continuing operations  before income
 tax (benefit), minority interest in income of
 subsidiaries, income from unconsolidated joint ventures
 and equity in earning of subsidiaries                                 (18,939)          25,878           10,763              -
Income taxes (benefit)                                                  (2,334)           6,035            3,203              -
Minority interest in income of subsidiaries                                  -           (1,238)            (344)             -
Income from unconsolidated joint ventures                                    -                -            2,028              -
Equity in earnings of subsidiaries                                      27,849                -                -        (27,849)(b)
                                                                ------------------  --------------  --------------  ---------------
Net income (loss)                                                     $ 11,244         $ 18,605         $  9,244      $ (27,849)
                                                                ==================  ==============  ==============  ===============

                                                                      Consolidated
                                                                     --------------
Net sales                                                               $455,109
Cost of goods sold                                                       366,627
                                                                     --------------

Gross profit                                                              88,482
Selling, engineering and administrative expenses                          46,775
Amortization of goodwill and intangibles                                   2,336
                                                                     --------------

Operating (loss) income                                                   39,371
Interest expense                                                         (21,669)
                                                                     --------------

Income (loss) from continuing operations  before income
 tax (benefit), minority interest in income of
 subsidiaries, income from unconsolidated joint ventures
 and equity in earning of subsidiaries                                    17,702
Income taxes (benefit)                                                     6,904
Minority interest in income of subsidiaries                               (1,582)
Income from unconsolidated joint ventures                                  2,028
Equity in earnings of subsidiaries                                             -
                                                                     --------------
Net income (loss)                                                       $ 11,244
                                                                     ==============

___________________________________________________________________
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income of consolidated subsidiaries.

                Delco Remy International, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheet
                               January 31, 2000
                                  (Unaudited)
                           (in thousands of dollars)


                                                       Delco Remy
                                                   International Inc.                    Non-
                                                       (Parent          Subsidiary     Guarantor
                                                     Company Only)      Guarantors    Subsidiaries   Eliminations   Consolidated
                                                   ------------------ -------------- -------------- -------------- --------------
Assets

Current assets:
 Cash and cash equivalents                             $      -        $     (193)      $ 17,750     $       -        $ 17,557
 Trade accounts receivable, net                               -           135,709         24,278             -         159,987
 Other receivables                                            -             6,860          8,272             -          15,132
 Inventories                                                  -           193,291         48,730        (1,646)(c)     240,375
 Deferred income taxes                                        -            14,997              -             -          14,997
 Other current assets                                         -             2,892            535             -           3,427
                                                   ------------------ -------------- -------------- -------------- --------------
Total current assets                                          -           353,556         99,565        (1,646)        451,475

Property and equipment                                       40           213,102         64,981             -         278,123
Less accumulated depreciation                                40            64,947          8,916             -          73,903
                                                   ------------------ -------------- -------------- -------------- --------------
 Property and equipment, net                                  -           148,155         56,065             -         204,220

Deferred financing costs                                  7,806             2,506              -             -          10,312
Goodwill, net                                                 -           114,415         20,960             -         135,375
Investments in affiliates                               396,823                 -             -       (392,081)(a)       4,742
Other assets                                              1,937               677          2,738             -           5,352
                                                   ------------------ -------------- -------------- -------------- --------------
 Total assets                                          $406,566          $619,309       $179,328     $(393,727)       $811,476
                                                   ================== ============== ============== ============== ==============

 Liabilities and stockholders' equity

 Current liabilities:
  Accounts payable                                     $    381          $ 95,990       $ 28,756     $       -        $125,127
  Intercompany accounts                                 (27,608)           37,421         (9,212)         (601)(c)           -
  Accrued interest payable                                8,993             1,754             99             -          10,846
  Accrued restructuring charges                               -             4,777              -             -           4,777
  Other liabilities and accrued expenses                  6,479            27,292         11,045             -          44,816
  Current debt                                                -             1,034          3,973             -           5,007
                                                   ------------------ -------------- -------------- -------------- --------------
Total current liabilities                               (11,755)          168,268         34,661          (601)        190,573

Deferred income taxes                                         -             4,561              8             -           4,569
Long-term debt, less current portion                    285,000           138,200         14,486             -         437,686
Post-retirement benefits other than pensions                  -            23,097              -             -          23,097
Accrued pension benefit                                       -             2,744              -             -           2,744
Other non-current liabilities                             2,299             1,611              -             -           3,910
Minority interests in subsidiaries                            -            13,227         10,470             -          23,697

Stockholders' equity:
 Common stock:
 Class A shares                                             182                 -              -             -             182
 Class B shares                                              63                 -              -             -              63
 Paid-in capital                                        104,176                 -              -             -         104,176
 Subsidiary investment                                        -           214,993         83,847      (298,840)(a)           -
 Retained earnings (deficit)                             27,033            52,608         41,678       (94,286)(b)      27,033
 Accumulated other comprehensive income (loss)                -                 -         (5,822)            -          (5,822)
 Stock purchase plan                                       (432)                -              -             -            (432)
                                                   ------------------ -------------- -------------- -------------- --------------
Total stockholders' equity                              131,022           267,601        119,703      (393,126)        125,200
                                                   ------------------ -------------- -------------- -------------- --------------
 Total liabilities and stockholders' equity            $406,566          $619,309       $179,328     $(393,727)       $811,476
                                                   ================== ============== ============== ============== ==============

____________________________________________________________________
(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.
(c) Elimination of intercompany profit in inventory.

                Delco Remy International, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheet
                                 July 31, 1999
                           (in thousands of dollars)

                                                    Delco Remy
                                                International Inc.                       Non-
                                                     (Parent         Subsidiary        Guarantor
                                                  Company Only)      Guarantors      Subsidiaries    Eliminations   Consolidated
                                                ------------------   ----------      ------------    ------------   ------------
Assets

Current assets:
 Cash and cash equivalents                           $       -        $    (242)      $  15,551      $        -       $  15,309
 Trade accounts receivable, net                              -          122,957          25,031               -         147,988
 Other receivables                                           -            6,657           8,839               -          15,496
 Inventories                                                 -          193,264          40,543          (1,642)(c)     232,165
 Deferred income taxes                                       -           14,997               -               -          14,997
 Other current assets                                        -            2,125             778               -           2,903
                                                     ---------        ---------       ---------      ----------       ---------

Total current assets                                         -          339,758          90,742          (1,642)        428,858

Property and equipment                                      40          202,462          56,225               -         258,727
Less accumulated depreciation                               40           55,664           7,828               -          63,532
                                                     ---------        ---------       ---------      ----------       ---------
 Property and equipment, net                                 -          146,798          48,397               -         195,195

Deferred financing costs                                 8,352            2,840               -               -          11,192
Goodwill, net                                                -          116,710          20,719               -         137,429
Investments in affiliates                              362,247               14               5        (357,510)(a)       4,756
Other assets                                             2,411              858           1,964               -           5,233
                                                     ---------        ---------       ---------      ----------       ---------

 Total assets                                        $ 373,010        $ 606,978       $ 161,827      $ (359,152)      $ 782,663
                                                     =========        =========       =========      ==========       =========

Liabilities and stockholders' equity

Current liabilities:
 Accounts payable                                    $     636        $  90,185       $  28,518      $        -       $ 119,339
 Intercompany accounts                                 (38,629)          56,721         (17,491)           (601)(c)           -
 Accrued interest payable                                9,001            2,592              10               -          11,603
 Accrued restructuring charges                               -            5,866               -               -           5,866
 Other liabilities and accrued expenses                 (1,250)          27,622          10,733               -          37,105
 Current debt                                                -            1,227          11,369               -          12,596
                                                     ---------        ---------       ---------      ----------       ---------

 Total current liabilities                             (30,242)         184,213          33,139            (601)        186,509

 Deferred income taxes                                       -            4,560               8               -           4,568
 Long-term debt, less current portion                  285,000          136,867          13,064               -         434,931
 Post-retirement benefits other than pensions                -           21,050               -               -          21,050
 Accrued pension benefit                                     -            2,719               -               -           2,719
 Other non-current liabilities                           2,216            1,329               -               -           3,545
 Minority interests in subsidiaries                          -           10,663           9,158               -          19,821

Stockholders' equity:
 Common stock:
 Class A shares                                            182                -               -               -             182
 Class B shares                                             63                -               -               -              63
 Paid-in capital                                       104,176              851            (851)              -         104,176
 Subsidiary investment                                       -          209,384          83,666        (293,050)(a)           -
 Retained earnings (deficit)                            12,152           35,342          30,159         (65,501)(b)      12,152
 Accumulated other comprehensive loss                        -                -          (6,516)              -          (6,516)
 Stock purchase plan                                      (537)               -               -               -            (537)
                                                     ---------        ---------       ---------      ----------       ---------

Total stockholders' equity                             116,036          245,577         106,458        (358,551)        109,520
                                                     ---------        ---------       ---------      ----------       ---------

 Total liabilities and stockholders' equity          $ 373,010        $ 606,978       $ 161,827      $ (359,152)      $ 782,663
                                                     =========        =========       =========      ==========       =========

(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.
(c) Elimination of intercompany profit in inventory.

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Cash Flows
                For the Six Month Period Ended January 31, 2000
                                  (Unaudited)
                           (in thousands of dollars)

                                                           Delco Remy
                                                       International Inc.                  Non-
                                                            (Parent        Subsidiary   Guarantor
                                                          Company Only)    Guarantors  Subsidiaries  Eliminations     Consolidated
                                                       ------------------  ----------  ------------  ------------     ------------
Operating activities:
 Net income                                                    $   14,881  $   17,266    $   11,519    $  (28,785)(a)   $   14,881
 Adjustments to reconcile net income to net cash
  flows provided by operating activities:
   Depreciation                                                         -      10,644         2,980             -           13,624
   Amortization                                                        78       2,314           516             -            2,908
   Minority interest in income of subsidiaries                          -       1,344         2,083             -            3,427
   Income from unconsolidated joint ventures                            -           -            36             -               36
   Equity in earnings of subsidiary                               (28,785)          -             -        28,785(a)             -
   Post-retirement benefits other than pensions                         -       2,047             -             -            2,047
   Accrued pension benefits                                             -          25             -             -               25
   Non-cash interest expense                                          546         334             -             -              880
   Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable                                              -     (12,752)          753             -          (11,999)
       Inventories                                                      -       2,351        (6,975)            -           (4,624)
       Accounts payable                                              (255)      5,804           239             -            5,788
       Other current assets and liabilities                         5,993        (811)        1,210             -            6,392
       Intercompany accounts                                       12,758     (12,290)         (468)            -                -
       Accrued restructuring charges                                    -      (1,089)            -             -           (1,089)
       Other non-current assets and liabilities, net                  517      (6,175)        7,823             -            2,165
                                                               ----------  ----------    ----------    ----------       ----------
 Net cash provided by operating activities                          5,733       9,012        19,716             -           34,461

 Investing activities:
 Acquisitions, net of cash acquired                                (5,733)          -             -             -           (5,733)
 Purchases of property and equipment                                    -     (10,105)      (11,537)            -          (21,642)
                                                               ----------  ----------    ----------    ----------       ----------
 Net cash used in investing activities                             (5,733)    (10,105)      (11,537)            -          (27,375)

 Financing activities:
 Net borrowings (repayments) under revolving line of
  credit and other                                                      -       1,142        (5,976)            -           (4,834)
                                                               ----------  ----------    ----------    ----------       ----------

 Net cash provided by (used in) financing activities                    -       1,142        (5,976)            -           (4,834)
 Effect of exchange rate changes on cash                                -           -            (4)            -               (4)
                                                               ----------  ----------    ----------    ----------       ----------
 Net increase in cash and cash equivalents                              -          49         2,199             -            2,248
 Cash and cash equivalents at beginning of period                       -        (242)       15,551             -           15,309
                                                               ----------  ----------    ----------    ----------       ----------
 Cash and cash equivalents at end of period                    $        -  $     (193)   $   17,750    $        -       $   17,557
                                                               =========== ==========    ==========    ==========       ==========

_________________________________
(a)  Elimination of equity in earnings of subsidiaries.

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Cash Flows
                For the Six Month Period Ended January 31, 1999
                                  (Unaudited)
                           (in thousands of dollars)


                                                                    Delco Remy
                                                                International Inc.                   Non-
                                                                      (Parent        Subsidiary    Guarantor
                                                                   Company Only)     Guarantors   Subsidiaries    Eliminations
                                                                ------------------   ----------   ------------    ------------
Operating activities:

Net income                                                             $ 11,244       $ 18,605       $ 9,244         $(27,849)
Adjustments to reconcile net income to net cash flows
 from operating activities:
  Depreciation                                                                -          7,306         1,206                -
  Amortization                                                               30          2,061           245                -
  Minority interest in income of subsidiaries                                 -          1,238           344                -
  Income from unconsolidated joint ventures                                   -              -        (2,028)               -
  Equity in earnings of subsidiaries                                    (27,849)             -             -           27,849(a)
  Deferred income taxes                                                    (150)         3,264           (67)               -
  Post-retirement benefits other than pensions                                -          1,912             -                -
  Accrued pension benefits                                                    -            403             -                -
  Non-cash interest expense                                                 546            221             -                -
  Changes in operating assets and liabilities, net of
   acquisitions:
    Accounts receivable                                                       -         (6,616)        3,000                -
    Inventories                                                               -         (4,913)       (6,004)               -
    Accounts payable                                                        113          1,996          (505)               -
    Intercompany accounts                                                51,484        (50,956)         (528)               -
    Other current assets and liabilities                                  1,215        (12,644)       (3,455)               -
    Accrued restructuring charges                                             -        (10,619)            -                -
    Other non-current assets and liabilities, net                         3,515            700        (4,029)               -
                                                                ------------------   ----------   ------------    ------------
Net cash provided by (used in) operating activities                      40,148        (48,042)       (2,577)               -

Investing activities:
Acquisition, net of cash acquired                                       (40,148)             -             -                -
Purchases of property and equipment                                           -         (8,081)       (3,080)               -
                                                                ------------------   ----------   ------------    ------------
Net cash used in investing activities                                   (40,148)        (8,081)       (3,080)               -

Financing activities:
Net borrowings under revolving line of credit and other
                                                                              -         57,794         6,061                -
                                                                ------------------   ----------   ------------    ------------
Net cash provided by financing activities                                     -         57,794         6,061                -
                                                                ------------------   ----------   ------------    ------------
Effect of exchange rate changes on cash                                       -              -           (47)               -
                                                                ------------------   ----------   ------------    ------------
Net increase in cash and cash equivalents                                     -          1,671           357                -
Cash and cash equivalents at beginning of period                              -            125         7,988                -
                                                                ------------------   ----------   ------------    ------------
Cash and cash equivalents at end of period                             $      -       $  1,796       $ 8,345         $      -
                                                                ==================   ==========   ============    ============

                                                                 Consolidated
                                                                --------------
Operating activities:

Net income                                                          $ 11,244
Adjustments to reconcile net income to net cash flows
 from operating activities:
  Depreciation                                                         8,512
  Amortization                                                         2,336
  Minority interest in income of subsidiaries                          1,582
  Income from unconsolidated joint ventures                           (2,028)
  Equity in earnings of subsidiaries                                       -
  Deferred income taxes                                                3,047
  Post-retirement benefits other than pensions                         1,912
  Accrued pension benefits                                               403
  Non-cash interest expense                                              767
  Changes in operating assets and liabilities, net of
   acquisitions:
    Accounts receivable                                               (3,616)
    Inventories                                                      (10,917)
    Accounts payable                                                   1,604
    Intercompany accounts                                                  -
    Other current assets and liabilities                             (14,884)
    Accrued restructuring charges                                    (10,619)
    Other non-current assets and liabilities, net                        186
                                                                --------------
Net cash provided by (used in) operating activities                  (10,471)

Investing activities:
Acquisition, net of cash acquired                                    (40,148)
Purchases of property and equipment                                  (11,161)
                                                                --------------
Net cash used in investing activities                                (51,309)

Financing activities:
Net borrowings under revolving line of credit and other
                                                                      63,855
                                                                --------------
Net cash provided by financing activities                             63,855
                                                                --------------
Effect of exchange rate changes on cash                                  (47)
                                                                --------------
Net increase in cash and cash equivalents                              2,028
Cash and cash equivalents at beginning of period                       8,113
                                                                --------------
Cash and cash equivalents at end of period                          $ 10,141
                                                                ==============

_________________________________________________________
(a) Elimination of equity in earnings of subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                                                        For the Three Months                             For the Six Months

                                                         Ended January 31,                               Ended January 31,
                                            ----------------------------------------------------------------------------------------
                                                    2000                    1999                     2000                   1999
                                            --------------------  ---------------------   ----------------------  ------------------
     (Thousands of Dollars)                   Amount       %        Amount        %          Amount         %       Amount      %
                                            ---------  ---------  ----------  ---------   ------------  --------  --------- --------
Net sales                                   $ 260,037     100.0%  $  222,324    100.0%    $ 537,226      100.0%  $455,109    100.0%
Cost of goods sold                            202,290      77.8%     175,614     79.0%      419,054       78.0%   366,627     80.6%
                                            ---------  --------   ----------  -------     ---------     ------    -------   ------
Gross profit                                   57,747      22.2%      46,710     21.0%      118,172       22.0%    88,482     19.4%
Selling, engineering and administrative
  expenses                                     30,886      11.9%      24,611     11.0%       61,756       11.5%    46,775     10.3%
Amortization of goodwill and intangibles        1,268       0.5%       1,276      0.6%        2,908        0.5%     2,336      0.5%
                                            ---------  --------   ----------  -------     ---------     ------    -------   ------
Operating income                               25,593       9.8%      20,823      9.4%       53,508       10.0%    39,371      8.6%
Interest expense and other non-operating
  expense                                     (11,798)     (4.5)%    (11,266)    (5.1)%     (23,922)      (4.5)%  (21,669)    (4.8)

Provision for income taxes                      5,242       2.0%       3,727      1.7%       11,242        2.1%     6,904      1.5%
Minority interest                              (1,616)     (0.6)%       (821)    (0.4)%      (3,427)      (0.6)%   (1,582)    (0.3)%
Income from unconsolidated joint ventures         (30)      0.0%         847      0.4%          (36)       0.0%     2,028      0.5%
                                            ---------  --------   ----------  -------     ---------     ------    -------   ------
Net income                                  $   6,907       2.7%  $    5,856      2.6%    $  14,881        2.8%   $11,244      2.5%
                                            =========  ========   ==========  =======     =========     ======    =======   ======

Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

Net Sales Net sales of $260.0 million in the second quarter of fiscal year 2000 increased $37.7 million, or 17.0%, from the second quarter of fiscal year 1999. This increase was due to higher demand for electrical products in the aftermarket and OEM automotive and heavy duty/industrial markets, the consolidation of results for Remy Korea Ltd. effective in the fourth quarter of fiscal 1999, increased demand for powertrain/drivetrain products in the aftermarket and the effect of the acquisitions of Engine Master in the first quarter of fiscal year 2000 and Williams Technologies in the second quarter of fiscal year 1999.

Gross Profit Gross profit of $57.7 million increased $11.0 million, or 23.6%, and as a percentage of sales improved from 21.0% in the second quarter of 1999 to 22.2% in the second quarter of 2000. The growth in gross profit dollars reflects the sales growth discussed above. The improvement in margins was due to the realization of cost efficiencies generated by the OEM restructuring, the benefits of lean manufacturing initiatives, leveraging of fixed manufacturing costs and growth in the higher margin aftermarket.

Selling, Engineering and Administrative Expenses Selling, engineering and administrative (SE&A) expenses increased $6.3 million, or 25.5%, and as a percentage of sales increased from 11.1% to 11.9% due primarily to the effect of acquisition related activities and aftermarket marketing initiatives.

Operating Income Operating income of $25.6 million increased $4.8 million, or 22.9%, and as a percentage of sales improved from 9.4% in the second quarter of fiscal year 2000. This improvement reflects the sales and gross margin issues discussed above, partially offset by higher SE&A expense.

Interest Expense and Other Non-operating Expenses Interest expense of $11.4 million compares with $11.3 million in the second quarter of fiscal 1999. Debt balances were higher at the beginning of the quarter, versus last year, due to acquisitions and capital spending, and declined throughout the quarter as debt was paid down with cash generated by operating activities. The Company's overall cost of funds was essentially unchanged year over year.

Income Taxes Income tax expense in the second quarter of fiscal year 2000 was $5.2 million compared to $3.7 million in the comparable period last year. The Company's consolidated effective income tax rate of 38.0% was down from 39.0% due to the implementation of various tax planning initiatives and the effect of the acquisition of certain foreign subsidiaries.

Minority Interest in Income of Subsidiaries and Income (Loss) From Unconsolidated Joint Ventures The year over year change in these items primarily reflects the Company's acquisition of an additional 31% (resulting in total ownership of 81%) of the capital shares of Remy Korea Ltd., effective June 25, 1999. This subsidiary was accounted for under the equity method prior to that date.

Six Months Ended January 31, 2000 Compared to Six Months Ended January 31, 1999

Net Sales Net sales of $537.2 million in the first half of fiscal year 2000 increased $82.1 million, or 18.0%, from the comparable period of fiscal year 1999. This increase was due to higher demand for electrical products in the aftermarket and OEM automotive and heavy duty/industrial markets, the consolidation of results for Remy Korea Ltd., increased demand for powertrain/drivetrain products in the aftermarket and the effect of the acquisitions of Williams Technologies and Engine Master.

Gross Profit Gross profit of $118.2 million increased $29.7 million, or 33.6%, and as a percentage of sales improved from 19.4% to 22.0%. The growth in gross profit dollars reflects the sales growth discussed above. The improvement in margins was due to the realization of cost efficiencies generated by the OEM restructuring, the benefits of lean manufacturing initiatives, leveraging of fixed manufacturing costs and growth in the higher margin aftermarket.

Selling, Engineering and Administrative Expenses SE&A expenses increased $15.0 million, or 32.0%, and as a percentage of sales increased from 10.3% to 11.5% due primarily to the effect of acquisition related activities and aftermarket marketing initiatives.

Operating Income Operating income of $53.5 million increased $14.1 million, or 35.9%, and as a percentage of sales improved from 8.7% in the first half of fiscal year 1999 to 10.0% in the first half of fiscal year 2000. This improvement reflects the sales and gross margin issues discussed above, partially offset by higher SE&A expense.

Interest Expense and Other Non-operating Expenses Interest expense of $23.5 million compares with $21.7 million in the first half of fiscal 1999. Debt balances were higher in the first quarter and at the beginning of the second quarter, versus last year, due to acquisitions and capital spending, and declined throughout the second quarter as debt was paid down with cash generated by operating activities. The Company's overall cost of funds was up marginally year over year.

Income Taxes Income tax expense in the first half of fiscal year 2000 was $11.2 million compared to $6.9 million in the comparable period last year. The Company's consolidated effective income tax rate of 38.0% was down from 39.0% due to the implementation of various tax planning initiatives and the effect of the acquisition of certain foreign subsidiaries.

Minority Interest in Income of Subsidiaries and Income (Loss) From Unconsolidated Joint Ventures The year over year change in these items primarily reflects the Company's acquisition of an additional 31% of the capital shares of Remy Korea Ltd., effective June 25, 1999.

Liquidity and Capital Resources

The Company's short-term liquidity needs include required debt service, including capital lease payments, day to day operating expenses, working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include principal payments of long-term debt and the funding of acquisitions. The Company's principal sources of cash to fund its short-term liquidity needs consist of cash generated by operations and borrowing under the Senior Credit Facility. As of January 31, 2000, borrowings under the Senior Credit Facility were $99.4 million and utilization of letters of credit totaled $12.2 million, leaving $188.4 million available under the $300 million facility.

In the first half of fiscal year 2000, cash provided by operating activities was $34.5 million compared to cash used of $10.5 million in the first half of fiscal year 1999. This improvement reflects increased earnings and depreciation, a smaller increase in net working capital from year-end and lower restructuring payments and charges. Accounts receivable increased $12.0 million from July 31, 1999 due to higher shipments year over year to both OEM and aftermarket customers, but have decline $25.7 million since the end of the first quarter due to improved collections and lower sales in the second quarter compared with the first quarter. Accounts payable increased $5.9 million due to second quarter production levels and the timing of payments. The Company's net trade cycle, including accounts receivable, inventory and accounts payable days, declined compared with both year-end and second quarter 1999.

Capital expenditures of $21.6 million in the first two quarters were in line with planned spending and included investments in machinery and equipment in certain foreign operations. Total capital spending in fiscal year 2000 is expected to be approximately $30.0 million. In the first quarter, the Company completed the acquisition of Engine Master, a remanufacturer of engines.

Net borrowings under the Company's revolving line of credit and other debt declined $19.6 million in the second quarter compared to a $33.2 million increase in the second quarter of fiscal year 1999. This improvement reflects the increase in cash generated by operating activities discussed above and borrowing in fiscal year 1999 to fund the acquisition of William Technology, partially offset by higher capital spending. On a year to date basis, net repayments of $4.8 million in 2000 compare with net borrowings of $63.9 million in 1999.

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

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In December 1999, the Company completed its remediation and testing of all major information technology based systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $2.0 million in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout calendar year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Foreign Sales

A portion of the Company's sales are derived from sales made to customers in foreign countries. Because of these foreign sales, the Company's business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

                           PART II OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on December 16, 1999. Matters voted upon by proxy were: the election of directors for terms expiring at the Company's next annual meeting of shareholders and the ratification of the Board of Directors' appointment of Ernst & Young LLP, Certified Public Accountants, as independent accountants to examine the financial statements of the Company for the fiscal year 2000.

                                             Voted For     Voted Against    Abstained
                                           -------------  --------------- -------------
Election of Directors:
     Harold K. Sperlich                      15,662,526         ___          18,293
     Thomas J. Snyder                        15,662,627         ___          18,192
     E.H. Billig                             15,662,182         ___          18,637
     Richard M. Cashin, Jr.                  14,992,127         ___         688,692
     Michael A. Delaney                      15,662,182         ___          18,637
     James R. Gerrity                        15,662,182         ___          18,637
     Robert J. Schultz                       15,662,627         ___          18,192

Proposal to ratify Ernst & Young LLP as
     the Company's independent
     accountants                             15,668,969       7,173           4,677

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

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

              27 Financial Data Schedule (Filed via EDGAR only)

          (b) Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended January 31, 2000.

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


                                    DELCO REMY INTERNATIONAL, INC.
                                    ------------------------------
                                             (Registrant)


Date:  March 3, 2000                By: /s/ David E. Stoll
                                        --------------------------
                                            David E. Stoll
                                            Vice President and Controller
                                            Chief Accounting Officer