Form 10-Q
period 2000-04-30
DELCO REMY INTERNATIONAL INC
filed 2000-06-14
CIK 1046859

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


FOR THE QUARTERLY PERIOD ENDED April 30, 2000    COMMISSION FILE NO. 1-13683


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

                 Yes X                                        No
                    ---                                         ---

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                           Number of common shares outstanding
         Class                                      as of June 6, 2000
----------------------                    ------------------------------------
Common Stock - Class A                                  18,118,058
Common Stock - Class B                                   6,278,055

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX


PART I   FINANCIAL INFORMATION                                                     Page

     Item 1      Financial Statements (Unaudited)

                 Condensed Consolidated Statements of Operations................     3

                 Condensed Consolidated Balance Sheets..........................     4

                 Condensed Consolidated Statements of Cash Flows................     5

                 Notes to Condensed Consolidated Financial Statements...........     6

     Item 2      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..........................................    19

PART II  OTHER INFORMATION

     Item 5      Other Information..............................................    23

     Item 6      Exhibits and Reports on Form 8-K...............................    23

SIGNATURES       ...............................................................    24


                         PART I  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                  (UNAUDITED)

                                                 THREE-MONTH PERIOD            NINE-MONTH PERIOD
                                                   ENDED APRIL 30               ENDED APRIL 30
                                         ----------------------------------------------------------
                                                 2000           1999           2000          1999
                                         ----------------------------------------------------------
                                              (IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARE AMOUNTS)

Net sales                                      $274,861       $248,826       $812,087      $703,935
Cost of goods sold                              210,330        196,305        629,384       562,932
                                         ----------------------------------------------------------

Gross profit                                     64,531         52,521        182,703       141,003
Selling, general and administrative
 expenses                                        31,084         27,142         92,840        73,918

Amortization of goodwill and intangibles          1,603          1,015          4,511         3,351
                                         ----------------------------------------------------------

Operating income                                 31,844         24,364         85,352        63,734
Interest expense and other non-operating
 expenses                                       (12,760)       (12,695)       (36,682)      (34,363)
                                         ----------------------------------------------------------

Income before income taxes, minority
 interest in income of subsidiaries and
 income (loss) from unconsolidated joint
 ventures                                        19,084         11,669         48,670        29,371
Income taxes                                      7,249          4,550         18,491        11,456
Minority interest in income of
 subsidiaries                                    (1,626)          (746)        (5,053)       (2,328)
Income (loss) from unconsolidated joint
 ventures                                           (10)         1,801            (46)        3,828
                                         ----------------------------------------------------------

Net income                                     $ 10,199       $  8,174       $ 25,080      $ 19,415
                                         ==========================================================

Basic earnings per common share                   $0.42          $0.34          $1.04         $0.81
                                         ==========================================================

Diluted earnings per common share                 $0.39          $0.32          $0.97         $0.75
                                         ==========================================================

                     See Notes to Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets
                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                  (UNAUDITED)

                                                                        April 30,                          JULY 31,
                                                                          2000                               1999
                                                              ---------------------------        ---------------------------
                                                                                 (in thousands of dollars)
Assets
Current assets:
 Cash and cash equivalents                                              $ 15,343                           $ 15,309
 Trade accounts receivable, net                                          168,785                            147,988
 Other receivables                                                        16,529                             15,496
 Inventories                                                             276,126                            232,165
 Deferred income taxes                                                    15,336                             14,997
 Other current assets                                                      5,952                              2,903
                                                              ---------------------------        ---------------------------

Total current assets                                                     498,071                            428,858

Property and equipment                                                   288,387                            258,727
Less accumulated depreciation                                             81,241                             63,532
                                                              ---------------------------        ---------------------------

 Property and equipment, net                                             207,146                            195,195

Deferred financing costs                                                   9,864                             11,192
Goodwill (net of accumulated amortization)                               167,838                            137,429
Investments in joint ventures                                              5,903                              4,756
Other assets                                                               6,340                              5,233
                                                              ---------------------------        ---------------------------

 Total assets                                                           $895,162                           $782,663
                                                              ===========================        ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                       $137,144                           $119,339
 Accrued interest payable                                                 11,752                             11,603
 Accrued restructuring charges                                             5,493                              5,866
 Other liabilities and accrued expenses                                   48,424                             37,105
 Current debt                                                              5,010                             12,596
                                                              ---------------------------        ---------------------------

Total current liabilities                                                207,823                            186,509

Deferred income taxes                                                      4,569                              4,568
Long-term debt, less current portion                                     500,641                            434,931
Post-retirement benefits other than pensions                              23,685                             21,050
Accrued pension benefits                                                       -                              2,719
Other noncurrent liabilities                                               3,603                              3,545
Commitments and contingencies
Minority interest in subsidiaries                                         24,292                             19,821

Stockholders' equity:
 Common stock:
   Class A shares                                                            182                                182
   Class B shares                                                             63                                 63
 Paid-in capital                                                         104,176                            104,176
 Retained earnings                                                        37,232                             12,152
 Accumulated other comprehensive loss                                    (10,718)                            (6,516)
 Stock purchase plan                                                        (386)                              (537)
                                                              ---------------------------        ---------------------------

Total stockholders' equity                                               130,549                            109,520
                                                              ---------------------------        ---------------------------

 Total liabilities and stockholders' equity                             $895,162                           $782,663
                                                              ===========================        ===========================

                              See Notes to Condensed Consolidated Financial Statements

                Condensed Consolidated Statements of Cash Flows
                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                  (UNAUDITED)

                                                                               NINE-MONTH PERIOD
                                                                                ENDED APRIL 30,
                                                                   ---------------------------------------
                                                                         2000                   1999
                                                                   ----------------       ----------------
                                                                           (IN THOUSANDS OF DOLLARS)
Operating activities:
Net income                                                                 $ 25,080               $ 19,415
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation                                                                20,777                 13,614
 Amortization                                                                 4,511                  3,351
 Minority interest in income of subsidiaries                                  5,053                  2,328
 (Income) loss from unconsolidated joint ventures                                46                 (3,828)
 Deferred income taxes                                                            -                  5,547
 Post-retirement benefits other than pensions                                 2,635                  2,871
 Accrued pension benefits                                                    (2,739)                (1,679)
 Non-cash interest expense                                                    1,321                  1,207
 Changes in operating assets and liabilities, net of
  acquisitions:
   Accounts receivable                                                        2,695                (19,167)
   Inventories                                                              (25,448)               (14,955)
   Accounts payable                                                          10,400                 19,042
   Other current assets and liabilities                                       2,307                 (6,816)
   Accrued restructuring charges                                               (373)               (11,322)
   Other non-current assets and liabilities, net                             (2,989)                (1,652)
                                                                   ----------------       ----------------

Net cash provided by operating activities                                    43,276                  7,956

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                          (67,646)               (41,748)
Purchases of property and equipment                                         (28,779)               (18,023)
                                                                   ----------------       ----------------

Net cash used in investing activities                                       (96,425)               (59,771)

FINANCING ACTIVITIES:
Net borrowings under revolving line of credit and other                      54,933                 51,802
Distributions to minority interests                                          (1,200)                     -
                                                                   ----------------       ----------------

Net cash provided by financing activities                                    53,733                 51,802
Effect of exchange rate changes on cash                                        (550)                  (390)
                                                                   ----------------       ----------------

Net increase (decrease) in cash and cash equivalents                             34                   (403)
Cash and cash equivalents at beginning of period                             15,309                  8,113
                                                                   ----------------       ----------------

Cash and cash equivalents at end of period                                 $ 15,343               $  7,710
                                                                   ================       ================

                            See Notes to Condensed Consolidated Financial Statements

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at July 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended July 31, 1999 in Form 10-K.

2. ADDITIONAL BALANCE SHEET INFORMATION

                                                         APRIL 30,                  JULY 31,
Inventory:                                                 2000                      1999
                                                   --------------------      --------------------

Raw material                                              $138,569                  $121,725
Work-in-process                                             50,286                    50,725
Finished goods                                              87,271                    59,715
                                                   --------------------      --------------------

Total                                                     $276,126                  $232,165
                                                   ====================      ====================

3. COMPREHENSIVE INCOME

The Company's other comprehensive income consists of unrealized gains and losses on the translation of the assets and liabilities of its foreign operations. Comprehensive income was $5,302 and $8,760 for the three- month periods ending April 30, 2000 and 1999, respectively, and $20,878 and $19,906 for the nine-month periods ending April 30, 2000 and 1999, respectively. The unrealized other comprehensive net loss of $4,202 in the first three quarters of fiscal 2000 primarily reflects the weakening of the Irish Punt, Hungarian Forint and Belgian Franc against the U.S. Dollar, partially offset by the strengthening of the South Korean Won against the U.S. Dollar between July 31, 1999 and April 30, 2000.

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

The following table sets forth the numerator and denominator for the computation of basic and diluted earnings per share:

                                                        THREE-MONTH PERIOD                         NINE-MONTH PERIOD
                                                          ENDED APRIL 30,                           ENDED APRIL 30,
                                              --------------------------------------   ---------------------------------------
                                                        2000            1999                     2000             1999
                                              ------------------ -------------------   ------------------- -------------------
Numerator:
Net income                                          $    10,199     $     8,174              $    25,080      $    19,415
                                              ================== ===================   =================== ===================

DENOMINATOR:
Denominator for basic earnings per share
 (weighted average shares)                           24,240,713      23,859,570               24,223,913       23,825,522

Effect of dilutive securities:
    Warrants                                          1,679,726       1,679,787                1,679,759        1,679,805
    Stock purchase plan and stock options                79,445         305,450                   84,541          367,391
                                              ------------------ -------------------   ------------------- -------------------
Denominator for diluted earnings per share
  (weighted average shares and assumed
   conversions)                                      25,999,884      25,844,807               25,988,213       25,872,718
                                              ================== ===================   =================== ===================

5. RESTRUCTURING CHARGES

In May 1998, the Company offered an incentive separation payment to DRA hourly employees through a voluntary employee termination program (VTEP). By the program's completion date on July 10, 1998, 337 employees had accepted the Company's offer. A charge of $26,515 was recorded for these separation costs, $9,975 of which were paid in fiscal year 1998, $11,565 of which were paid in fiscal year 1999 and $1,109 of which were paid in the first three quarters of fiscal year 2000. Approximately $2,541 are to be paid in the fourth quarter of fiscal year 2000 and $1,325 are to be paid in fiscal year 2001.

The following table summarizes the status of the reserves for restructuring charges:

                                                  Termination          Exit/Impairment
                                                   Benefits                 Costs                      Total
                                             ------------------     ----------------------     ------------------
Reserve at July 31, 1999                                 $4,975                      $ 891                 $5,866
Payments and charges in the three month
 period ended October 31, 1999                             (455)                        (8)                  (463)
                                             ------------------     ----------------------     ------------------
Reserve at October 31, 1999                               4,520                        883                  5,403
Payments and charges in the three month
 period ended January 31, 2000                             (605)                       (21)                  (626)
                                             ------------------     ----------------------     ------------------
Reserve at January 31, 2000                               3,915                        862                  4,777
Payments and charges in the three month
 period ended April 30, 2000                                (49)                      (285)                  (334)

Reserve established in acquisition of
 business                                                 1,050                          -                  1,050
                                             ------------------     ----------------------     ------------------
Reserve at April 30, 2000                                $4,916                      $ 577                 $5,493
                                             ==================     ======================     ==================

6.  ACQUISITIONS

On March 10, 2000, Reman Holdings, Inc., a wholly owned subsidiary of the Company, purchased 100% of the capital shares of M&M Knopf Auto Parts, Inc. ("Knopf") from certain shareholders. The purchase price of approximately $61,000, net of cash acquired and including the payoff of certain debt of Knopf, was funded through proceeds from the Company's Senior Credit Facility and is subject to certain adjustments. The acquisition will be accounted for under the purchase method. Accordingly, the assets and liabilities were recorded based upon their fair values at the date of acquisition and resulting goodwill of approximately $34,000 will be amortized over 30 years. The purchase price is subject to an additional contingent payment of cash and/or common stock of the Company in fiscal year 2005, subject to the achievement by Knopf of certain earnings goals. The amount of this payment can not currently be determined. This additional contingent purchase price, if any, will increase the goodwill recorded for the acquisition and will be amortized over its remaining useful life. Results of operations for Knopf are included in the Company's financial statements effective March 1, 2000. Knopf is engaged in automotive component recovery and exchange.

In April 2000, the Company acquired Elmot-DR, Sp.z.o.o., a Polish manufacturer of starters and alternators for the OEM and aftermarket in Europe, for approximately $675. In August 1999, the Company acquired Engine Master, a remanufacturer of engines located in Dallas, Texas, for approximately $5,700.

The unaudited pro forma consolidated results of operations, assuming the acquisitions of Williams Technologies, Inc. (Williams) (acquired on November 13,
1998), Remy Korea Limited (Remy Korea) (additional 31% interest acquired on June 25, 1999) and Knopf had been consummated as of the beginning of the preceding year, are as follows:


                              Nine Months Ended  Nine Months Ended
                               April 30, 2000     April 30, 1999
                              -----------------  -----------------

     Net sales                      $853,655           $782,108
     Net income                       29,578             27,557
     Basic earnings per share           1.22               1.16
     Diluted earnings per share         1.14               1.07

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

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at April 30, 2000 and July 31, 1999 and for the three month and nine month periods ended April 30, 2000 and 1999.

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

The following table sets forth the Guarantor and direct Non-Guarantor
Subsidiaries:

             GUARANTOR SUBSIDIARIES                              NON-GUARANTOR SUBSIDIARIES
---------------------------------------------------------------------------------------------------------
Delco Remy America, Inc.                           Delco Remy Hungary RT (formerly Autovill RT Ltd.)
Nabco, Inc.                                        Power Investments Canada Ltd.
The A&B Group, Inc.                                Delco Remy UK Limited
A&B Enterprises, Inc.                              Delco Remy International (Europe) GmbH
Dalex, Inc.                                        Remy India Holdings, Inc.
A&B Cores, Inc.                                    Remy Korea Holdings, Inc.
R&L Tool Company, Inc.                             Alberta Ltd.
MCA, Inc. of Mississippi                           World Wide Automotive Distributors, Inc.
Power Investments, Inc.                            Kraftube, Inc.
Franklin Power Products, Inc.                      Tractech (Ireland) Ltd.
International Fuel Systems, Inc.                   Central Precision Limited
Marine Drive Systems, Inc.                         Electro Diesel Rebuild BVBA
Marine Corporation of America                      Electro Rebuild Tunisia S.A.R.L. (Tunisia)
Powrbilt Products, Inc.                            Delco Remy Mexico, S. de R.L. de C.V.
World Wide Automotive, Inc.                        Publitech, Inc.
Ballantrae Corporation                             Delco Remy Brazil, Ltda.
Tractech Inc.                                      Western Reman Ltd. (Canada)
Williams Technologies, Inc.                        Engine Rebuilders Ltd.
Western Reman, Inc.                                Reman Transport Ltd.
Engine Master, L.P.                                Delco Remy Remanufacturing
M & M Knopf Auto Parts, Inc.                       Delco Remy Germany GmbH
                                                   Remy Componentes S. de R. L. de C. V.
                                                   Delco Remy Belgium BVBA
                                                   Magnum Power Products, LLC
                                                   Elmot-DR, Sp.z.o.o.
---------------------------------------------------------------------------------------------------------

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                FOR THE THREE MONTH PERIOD ENDED APRIL 30, 2000
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                             DELCO REMY
                                         INTERNATIONAL INC.                           NON-
                                               (PARENT           SUBSIDIARY         GUARANTOR
                                            COMPANY ONLY)        GUARANTORS       SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                    -----------------------------------------------------------------------------------------------

Net sales                               $         -                  $280,044          $97,377     $  (102,560)(a)         $274,861
Cost of goods sold                                -                   232,580           80,310        (102,560)(a)          210,330
                                    -----------------------------------------------------------------------------------------------

Gross profit                                      -                    47,464           17,067                -              64,531
Selling, general and administrative
 expenses                                      3,231                   20,611            7,242                -              31,084
Amortization of goodwill and
 intangibles                                      16                    1,414              173                -               1,603
                                    -----------------------------------------------------------------------------------------------
Operating (loss) income                       (3,247)                  25,439            9,652                -              31,844
Interest expense and other
 non-operating expenses                       (7,585)                  (4,287)            (888)               -             (12,760)
                                    -----------------------------------------------------------------------------------------------

Income (loss) before income taxes,
 minority interest in income of
 subsidiaries, loss from
 unconsolidated joint ventures and
 equity in earnings of subsidiaries          (10,832)                  21,152            8,764                -              19,084
Income taxes (benefit)                        (2,196)                   8,079            1,366                -               7,249
Minority interest in income of
 subsidiaries                                     -                      (655)            (971)               -              (1,626)
Loss from unconsolidated  joint
 ventures                                         -                         -              (10)               -                 (10)
Equity in earnings of subsidiaries            18,835                        -                -          (18,835)(b)               -
                                    -----------------------------------------------------------------------------------------------

Net income (loss)                           $ 10,199                 $ 12,418          $ 6,417         $(18,835)           $ 10,199
                                    ===============================================================================================

-------------------------------------------------------------------------------
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income of consolidated subsidiaries.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2000
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                             DELCO REMY
                                         INTERNATIONAL INC.                           NON-
                                               (PARENT           SUBSIDIARY         GUARANTOR
                                            COMPANY ONLY)        GUARANTORS       SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                    -----------------------------------------------------------------------------------------------

Net sales                               $           -                $821,502         $279,612     $  (289,027)(a)         $812,087
Cost of goods sold                                  -                 691,697          226,714        (289,027)(a)          629,384
                                    -----------------------------------------------------------------------------------------------

Gross profit                                        -                 129,805           52,898                -             182,703
Selling, general and administrative
 expenses                                        9,900                 60,420           22,520                -              92,840
Amortization of goodwill and
 intangibles                                        94                  3,728              689                -               4,511
                                    -----------------------------------------------------------------------------------------------

Operating (loss) income                         (9,994)                65,657           29,689                -              85,352
Interest expense and other
 non-operating expenses                        (21,538)               (12,979)          (2,165)               -             (36,682)
                                    -----------------------------------------------------------------------------------------------

Income (loss) before income taxes,
 minority interest in income of
 subsidiaries, loss from
 unconsolidated joint ventures and
 equity in earnings of subsidiaries            (31,532)                52,678           27,524                -              48,670
Income taxes (benefit)                          (8,992)                20,995            6,488                -              18,491
Minority interest in income of
 subsidiaries                                       -                  (1,999)          (3,054)               -              (5,053)
Loss from unconsolidated  joint
 ventures                                           -                       -              (46)               -                 (46)
Equity in earnings of subsidiaries              47,620                      -                -          (47,620)(b)               -
                                    -----------------------------------------------------------------------------------------------

Net income (loss)                             $ 25,080               $ 29,684         $ 17,936         $(47,620)           $ 25,080
                                    ===============================================================================================

------------------------------------------------------------------------------
(a) Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income of consolidated subsidiaries.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                FOR THE THREE MONTH PERIOD ENDED APRIL 30, 1999
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                             DELCO REMY
                                         INTERNATIONAL INC.                            NON-
                                               (PARENT            SUBSIDIARY         GUARANTOR
                                            COMPANY ONLY)         GUARANTORS       SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                    ------------------------------------------------------------------------------------------------

Net sales                                 $       -              $  250,886          $ 70,940         $(73,000)(a)        $248,826
Cost of goods sold                                -                 211,008            58,297          (73,000)(a)         196,305
                                    ------------------------------------------------------------------------------------------------

Gross profit                                      -                  39,878            12,643               -              52,521
Selling, general and administrative
 expenses                                      3,397                 18,202             5,543               -              27,142
Amortization of goodwill and
 intangibles                                      15                    893               107               -               1,015
                                    ------------------------------------------------------------------------------------------------

Operating (loss) income                       (3,412)                20,783             6,993               -              24,364
Interest expense and other
 non-operating expenses                       (6,698)                (4,587)           (1,410)              -             (12,695)
                                    ------------------------------------------------------------------------------------------------

Income (loss) before income taxes,
 minority interest in income of
 subsidiaries, income from
 unconsolidated joint ventures and
 equity in earnings of subsidiaries          (10,110)                16,196             5,583               -              11,669
Income taxes (benefit)                        (1,592)                 4,575             1,567               -               4,550
Minority interest in income of
 subsidiaries                                     -                    (416)             (330)              -                (746)
Income from unconsolidated joint
 ventures                                         -                      -              1,801               -               1,801
Equity in earnings of subsidiaries            16,692                     -                 -           (16,692)(b)
                                    ------------------------------------------------------------------------------------------------

Net income (loss)                         $    8,174             $   11,205          $  5,487         $(16,692)           $ 8,174
                                    ================================================================================================

----------------------------------------------------------------------
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income of consolidated subsidiaries.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE NINE MONTH PERIOD ENDED APRIL 30, 1999
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                             DELCO REMY
                                         INTERNATIONAL INC.                            NON-
                                               (PARENT            SUBSIDIARY         GUARANTOR
                                            COMPANY ONLY)         GUARANTORS       SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                    ------------------------------------------------------------------------------------------------
Net sales                                   $     -                $709,114          $191,536         $(196,715)(a)       $703,935
Cost of goods sold                                -                 601,953           157,694          (196,715)(a)        562,932
                                    ------------------------------------------------------------------------------------------------

Gross profit                                      -                 107,161            33,842                -             141,003
Selling, general and administrative
 expenses                                      8,475                 50,231            15,212                -              73,918
Amortization of goodwill and
 intangibles                                      45                  2,954               352                -               3,351
                                    ------------------------------------------------------------------------------------------------

Operating (loss) income                       (8,520)                53,976            18,278                -              63,734
Interest expense and other
 non-operating expenses                      (20,529)               (11,902)           (1,932)               -             (34,363)
                                    ------------------------------------------------------------------------------------------------

Income (loss) before income taxes,
 minority interest in income of
 subsidiaries, income from
 unconsolidated joint ventures and
 equity in earnings of subsidiaries          (29,049)                42,074            16,346                -              29,371



Income taxes (benefit)                        (3,926)                10,612             4,770                -              11,456
Minority interest in income of
 subsidiaries                                     -                  (1,654)             (674)               -              (2,328)
Income from unconsolidated joint
 ventures                                         -                      -              3,828                -               3,828
Equity in earnings of subsidiaries            44,538                     -                 -            (44,538)(b)             -
                                    ------------------------------------------------------------------------------------------------

Net income (loss)                           $ 19,415               $ 29,808          $ 14,730         $ (44,538)          $ 19,415
                                    ================================================================================================

-------------------------------------------------------------------------
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income of consolidated subsidiaries.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 APRIL 30, 2000
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                  DELCO REMY
                                              INTERNATIONAL INC.                        NON-
                                                    (PARENT          SUBSIDIARY       GUARANTOR
                                                 COMPANY ONLY)       GUARANTORS     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                           ------------------------------------------------------------------------------------
Assets

Current assets:
Cash and cash equivalents                            $      -        $ (3,362)        $ 18,705      $       -        $ 15,343
Trade accounts receivable, net                              -         141,271           27,514              -         168,785
Other receivables                                           -           7,332            9,197              -          16,529
Inventories                                                 -         223,843           54,576         (2,293)(c)     276,126
Deferred income taxes                                       -          14,997              339              -          15,336
Other current assets                                        -           2,700            3,252              -           5,952
                                           -------------------------------------------------------------------------------------

Total current assets                                        -         386,781          113,583         (2,293)        498,071

Property and equipment                                     40         208,122           80,225              -         288,387
Less accumulated depreciation                              40          70,017           11,184              -          81,241
                                           -------------------------------------------------------------------------------------

Property and equipment, net                                 -         138,105           69,041              -         207,146

Deferred financing costs                                7,533           2,331                -              -           9,864
Goodwill, net                                               -         145,346           22,492              -         167,838
Investments in affiliates                             429,640          69,136                -       (492,873)(a)       5,903
Other assets                                            1,759             656            3,925              -           6,340
                                           -------------------------------------------------------------------------------------

Total assets                                         $438,932        $742,355         $209,041      $(495,166)       $895,162
                                           =====================================================================================

Liabilities and stockholders' equity

Current liabilities:
Accounts payable                                     $    589        $102,860         $ 33,695      $       -        $137,144
Intercompany accounts                                 (19,026)         34,299          (14,672)          (601)(c)           -
Accrued interest payable                                8,401           1,366            1,985              -          11,752
Accrued restructuring charges                               -           4,500              993              -           5,493
Other liabilities and accrued expenses                 15,940          19,478           13,006              -          48,424
Current debt                                                -           1,093            3,917              -           5,010
                                           -------------------------------------------------------------------------------------

Total current liabilities                               5,904         163,596           38,924           (601)        207,823

Deferred income taxes                                   4,560               -                9              -           4,569
Long-term debt, less current portion                  285,000         198,434           17,207              -         500,641
Post-retirement benefits other
 than pensions                                              -          23,685                -              -          23,685
Accrued pension benefits                                    -               -                -              -               -
Other non-current liabilities                           2,201           1,402                -              -           3,603
Minority interest in subsidiaries                           -          10,868           13,424              -          24,292

Stockholders' equity:
Common stock:
Class A shares                                            182              78              (78)             -             182
Class B shares                                             63               -                -              -              63
Paid-in capital                                       104,176             (61)              61              -         104,176
Subsidiary investment                                       -         266,087           96,354       (362,441)(a)           -
Retained earnings (deficit)                            37,232          78,266           53,858       (132,124)(b)      37,232
Accumulated other comprehensive loss                        -               -          (10,718)             -         (10,718)
Stock purchase plan                                      (386)              -                -              -            (386)
                                           -------------------------------------------------------------------------------------

Total stockholders' equity                            141,267         344,370          139,477       (494,565)        130,549
                                           -------------------------------------------------------------------------------------

Total liabilities and stockholders' equity           $438,932        $742,355         $209,041      $(495,166)       $895,162
                                           =====================================================================================

-------------------------------------------------------------
(a)  Elimination of investments in subsidiaries.
(b)  Elimination of investments in subsidiaries' earnings.
(c)  Elimination of intercompany profit in inventory.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                     Condensed Consolidating Balance Sheet
                                 JULY 31, 1999
                           (IN THOUSANDS OF DOLLARS)

                                                    DELCO REMY
                                                INTERNATIONAL INC.                         NON-
                                                      (PARENT          SUBSIDIARY       GUARANTOR
                                                   COMPANY ONLY)       GUARANTORS     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                           ----------------------------------------------------------------------------------------
Assets

Current assets:
Cash and cash equivalents                         $          -          $   (242)      $ 15,551        $       -          $ 15,309
Trade accounts receivable, net                               -           122,957         25,031                -           147,988
Other receivables                                            -             6,657          8,839                -            15,496
Inventories                                                  -           193,264         40,543           (1,642)(c)       232,165
Deferred income taxes                                        -            14,997              -                -            14,997
Other current assets                                         -             2,125            778                -             2,903
                                           ---------------------------------------------------------------------------------------

Total current assets                                         -           339,758         90,742           (1,642)          428,858

Property and equipment                                      40           202,462         56,225                -           258,727
Less accumulated depreciation                               40            55,664          7,828                -            63,532
                                           ---------------------------------------------------------------------------------------

Property and equipment, net                                  -           146,798         48,397                -           195,195

Deferred financing costs                                 8,352             2,840              -                -            11,192
Goodwill, net                                                -           116,710         20,719                -           137,429
Investments in affiliates                              381,250                14              5         (376,513)(a)         4,756
Other assets                                             2,411               858          1,964                -             5,233
                                           ---------------------------------------------------------------------------------------

Total assets                                      $    392,013          $606,978       $161,827        $(378,155)         $782,663
                                           =======================================================================================

Liabilities and stockholders' equity

Current liabilities:
Accounts payable                                  $        636          $ 90,185       $ 28,518        $       -          $119,339
Intercompany accounts                                  (19,626)           44,513        (24,286)            (601)(c)             -
Accrued interest payable                                 9,001             2,592             10                -            11,603
Accrued restructuring charges                                -             5,866              -                -             5,866
Other liabilities and accrued expenses                  (1,250)           27,622         10,733                -            37,105
Current debt                                                 -             1,227         11,369                -            12,596
                                           ---------------------------------------------------------------------------------------

Total current liabilities                              (11,239)          172,005         26,344             (601)          186,509

Deferred income taxes                                        -             4,560              8                -             4,568
Long-term debt, less current portion                   285,000           136,867         13,064                -           434,931
Post-retirement benefits other
 than pensions                                               -            21,050              -                -            21,050
Accrued pension benefits                                     -             2,719              -                -             2,719
Other non-current liabilities                            2,216             1,329              -                -             3,545
Minority interest in subsidiaries                            -            10,663          9,158                -            19,821

Stockholders' equity:
Common stock:
Class A shares                                             182                 -              -                -               182
Class B shares                                              63                 -              -                -                63
Paid-in capital                                        104,176                 -              -                -           104,176
Subsidiary investment                                        -           209,203         83,847         (293,050)(a)             -
Retained earnings (deficit)                             12,152            48,582         35,922          (84,504)(b)        12,152
Accumulated other comprehensive loss                         -                 -         (6,516)               -            (6,516)
Stock purchase plan                                       (537)                -              -                -              (537)
                                           ---------------------------------------------------------------------------------------

Total stockholders' equity                             116,036           257,785        113,253         (377,554)          109,520
                                           ---------------------------------------------------------------------------------------

Total liabilities and stockholders' equity        $    392,013          $606,978       $161,827        $(378,155)         $782,663
                                           =======================================================================================

------------------------------------------------------------
(a)  Elimination of investments in subsidiaries.
(b)  Elimination of investments in subsidiaries' earnings.
(c)  Elimination of intercompany profit in inventory.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                FOR THE NINE MONTH PERIOD ENDED APRIL 30, 2000
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                             DELCO REMY
                                         INTERNATIONAL INC.                          NON-
                                              (PARENT            SUBSIDIARY        GUARANTOR
                                           COMPANY ONLY)         GUARANTORS      SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                    -----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                  $  25,080             $ 29,684         $ 17,936         $(47,620)(a)       $ 25,080
Adjustments to reconcile net income
 to net cash flows provided by
 (used in) operating activities:
 Depreciation                                       -               15,560            5,217                -             20,777
 Amortization                                      94                3,728              689                -              4,511
 Minority interest in income of
  subsidiaries                                      -                1,999            3,054                -              5,053
 Loss from unconsolidated joint
  ventures                                          -                    -               46                -                 46
 Equity in earnings of subsidiary            (47,620)                    -                -           47,620(a)               -
 Post-retirement benefits other
  than pensions                                     -                2,635                -                -              2,635
 Accrued pension benefits                           -               (2,739)               -                -             (2,739)
 Non-cash interest expense                        819                  502                -                -              1,321
 Changes in operating assets and
  liabilities, net of acquisitions:
  Accounts receivable                               -                  449            2,246                -              2,695
  Inventories                                       -              (17,162)          (8,286)               -            (25,448)
  Accounts payable                               (47)                7,710            2,737                -             10,400
  Other current assets and
   liabilities                                 14,555               (7,352)          (4,896)               -              2,307
  Intercompany accounts                        73,880              (80,280)           6,400                -                  -
  Accrued restructuring charges                     -               (1,366)             993                -               (373)
  Other non-current assets and
   liabilities, net                               419               (5,382)           1,974                -             (2,989)
                                    -----------------------------------------------------------------------------------------------

Net cash provided by (used in)
 operating activities                          67,180              (52,014)          28,110                -             43,276

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired            (67,180)                   -             (466)               -            (67,646)
Purchases of property and equipment                 -              (12,539)         (16,240)               -            (28,779)
                                    -----------------------------------------------------------------------------------------------

Net cash used in investing
 activities                                   (67,180)             (12,539)         (16,706)               -            (96,425)

FINANCING ACTIVITIES:
Net borrowings (repayments) under
 revolving line of credit and other                 -               61,433           (6,500)               -             54,933

Distributions to minority interests                 -                    -           (1,200)               -             (1,200)
                                    -----------------------------------------------------------------------------------------------

Net cash provided by (used in)
 financing activities                               -               61,433           (7,700)               -             53,733
Effect of exchange rate changes on
 cash                                               -                    -             (550)               -               (550)
                                    -----------------------------------------------------------------------------------------------

Net increase (decrease) in cash and
 cash equivalents                                   -               (3,120)           3,154                -                 34
Cash and cash equivalents at
 beginning of period                                -                 (242)          15,551                -             15,309
                                    -----------------------------------------------------------------------------------------------

Cash and cash equivalents at end of
 period                                     $       -             $ (3,362)        $ 18,705         $      -           $ 15,343
                                    ===============================================================================================

-----------------------------------------------------------
(a)  Elimination of equity in earnings of subsidiaries.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                FOR THE NINE MONTH PERIOD ENDED APRIL 30, 1999
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                            DELCO REMY
                                        INTERNATIONAL INC.                           NON-
                                              (PARENT           SUBSIDIARY         GUARANTOR
                                           COMPANY ONLY)        GUARANTORS       SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                     --------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                   $ 19,415            $ 29,808         $ 14,730         $(44,538)          $ 19,415
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
 Depreciation                                      20              10,750            2,844                -             13,614
 Amortization                                      45               2,954              352                -              3,351
 Minority interest in income of
  subsidiaries                                      -               1,654              674                -              2,328
 Income from unconsolidated joint
  ventures                                          -                   -           (3,828)               -             (3,828)
 Equity in earnings of
  subsidiaries                                (44,538)                  -                -           44,538(a)               -
 Deferred income taxes                            791               4,814              (58)               -              5,547
 Post-retirement benefits other
  than pensions                                     -               2,871                -                -              2,871
 Accrued pension benefits                           -              (1,679)               -                -             (1,679)
 Non-cash interest expense                        819                 388                -                -              1,207
 Changes in operating assets and
  liabilities, net of
  acquisitions:
  Accounts receivable                               -             (19,474)             307                -            (19,167)
  Inventories                                       -              (6,349)          (8,606)               -            (14,955)
  Accounts payable                                496              15,102            3,444                -             19,042
  Intercompany accounts                        62,169             (50,212)         (11,957)               -                  -
  Other current assets and
   liabilities                                 (6,082)             (1,741)           1,007                -             (6,816)
  Accrued restructuring charges                     -             (11,322)               -                -            (11,322)
  Other non-current assets and
   liabilities, net                             5,334             (14,322)           7,336                -             (1,652)
                                     --------------------------------------------------------------------------------------------

Net cash provided by (used in)
 operating activities                          38,469             (36,758)           6,245                -              7,956

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired            (38,469)                  -           (3,279)               -            (41,748)
Purchases of property and
 equipment                                          -             (12,924)          (5,099)               -            (18,023)
                                     --------------------------------------------------------------------------------------------

Net cash used in investing
 activities                                   (38,469)            (12,924)          (8,378)               -            (59,771)

FINANCING ACTIVITIES:
Net borrowings under revolving
 line of credit and other                           -              49,575            2,227                -             51,802

                                     --------------------------------------------------------------------------------------------

Net cash provided by financing
 activities                                         -              49,575            2,227                -             51,802
Effect of exchange rate changes
 on cash                                            -                   -             (390)               -               (390)
                                     --------------------------------------------------------------------------------------------

Net decrease in cash and cash
 equivalents                                        -                (107)            (296)               -               (403)
Cash and cash equivalents at
 beginning of period                                -                 125            7,988                -              8,113
                                     --------------------------------------------------------------------------------------------

Cash and cash equivalents at end
 of period                                   $      -            $     18         $  7,692         $      -           $  7,710
                                     ============================================================================================

--------------------------------------------------------------
(a)  Elimination of equity in earnings of subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                                                  FOR THE THREE MONTHS                            FOR THE NINE MONTHS
                                                    ENDED APRIL 30,                                 ENDED APRIL 30,
                                    ------------------------------------------------  --------------------------------------------
                                              2000                    1999                     2000                   1999
                                    -----------------------  -----------------------  ----------------------  --------------------
(Thousands of Dollars)                 AMOUNT         %        AMOUNT         %         AMOUNT          %        AMOUNT        %
                                    ------------  ---------  -----------  ----------  -----------  ---------  -----------  -------
Net sales                              $274,861     100.0%    $248,826      100.0%     $812,087      100.0%    $703,935     100.0%
Cost of goods sold                      210,330      76.5%     196,305       78.9%      629,384       77.5%     562,932      80.0%
                                    ------------  ---------  -----------  ----------  -----------  ---------  -----------  -------

Gross profit                             64,531      23.5%      52,521       21.1%      182,703       22.5%     141,003      20.0%
Selling, engineering and
 administrative expenses                 31,084      11.3%      27,142       10.9%       92,840       11.4%      73,918      10.5%

Amortization of goodwill and
 intangibles                              1,603       0.6%       1,015        0.4%        4,511        0.6%       3,351       0.4%
                                    ------------  ---------  -----------  ----------  -----------  ---------  -----------  -------

Operating income                         31,844      11.6%      24,364        9.8%       85,352       10.5%      63,734       9.1%
Interest expense and other
 non-operating expenses                 (12,760)     (4.6)%    (12,695)      (5.1)%     (36,682)      (4.5)%    (34,363)     (4.9)%


Income taxes                              7,249       2.7%       4,550        1.8%       18,491        2.3%      11,456       1.6%
Minority interest                        (1,626)     (0.6)%       (746)      (0.3)%      (5,053)      (0.6)%     (2,328)     (0.3)%
Income (loss) from unconsolidated
 joint ventures                             (10)      0.0%       1,801        0.7%          (46)       0.0%       3,828       0.5%
                                    ------------  ---------  -----------  ----------  -----------  ---------  -----------  -------

Net income                             $ 10,199       3.7%    $  8,174        3.3%     $ 25,080        3.1%    $ 19,415       2.8%
                                    ============  =========  ===========  ==========  ===========  =========  ===========  =======

THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED APRIL 30, 1999

Net Sales Net sales of $274.9 million in the third quarter of fiscal year 2000 increased $26.0 million, or 10.5%, from the third quarter of fiscal year 1999. This improvement was due to sales generated by businesses acquired in fiscal 2000 (Knopf and Engine Master) and the fourth quarter of fiscal 1999 (the additional 31% interest in Remy Korea) and higher demand from automotive and heavy duty OEM customers and for powertrain/drive train products in the aftermarket. These increases were partially offset by lower shipments of electrical products in the aftermarket.

Gross Profit Gross profit of $64.5 million increased $12.0 million, or 22.9%, and as a percentage of sales improved from 21.1% in the third quarter of 1999 to 23.5% in the third quarter of 2000. The growth in gross profit dollars reflects the sales growth discussed above. The improvement in margins was due to the benefits of lean manufacturing initiatives, realization of cost efficiencies generated by the OEM restructuring, leveraging of fixed manufacturing costs and growth in the higher margin aftermarket.

Selling, General and Administrative Expenses Selling, general and administrative (SG&A) expenses increased $3.9 million, or 14.5%, and as a percentage of sales increased from 10.9% to 11.3% due to the effect of acquisitions, aftermarket marketing initiatives and enterprise-wide system implementations.

Operating Income Operating income of $31.8 million increased $7.5 million, or 30.7%, and as a percentage of sales improved from 9.8% in the third quarter of fiscal year 1999 to 11.6% in fiscal year 2000. This improvement reflects the sales and gross margin issues discussed above, partially offset by higher SG&A expenses.

Interest Expense and Other Non-operating Expenses Interest expense of $12.2 million compares with $12.7 million in the third quarter of fiscal 1999. The average debt balance was up year over year due to acquisitions and higher capital spending, partially offset by improved cash flow from operating activities. Recent interest rate increases by the Fed will not begin to effect the Company's overall cost of funds until the fourth quarter due to LIBOR locks currently in place.

Income Taxes Income tax expense in the third quarter of fiscal year 2000 was $7.2 million compared to $4.6 million in the comparable period last year. The Company's consolidated effective income tax rate of 38.0% was down from 39.0% due to the implementation of various tax planning initiatives and the effect of the acquisition of certain foreign subsidiaries.

Minority Interest in Income of Subsidiaries and Income (Loss) From Unconsolidated Joint Ventures The year over year change in these items primarily reflects the Company's acquisition of a majority ownership of Remy Korea in the fourth quarter of fiscal 1999. This subsidiary was accounted for under the equity method prior to that.


NINE MONTHS ENDED APRIL 30, 2000 COMPARED TO NINE MONTHS ENDED APRIL 30, 1999

Net Sales Net sales of $812.1 million in the first nine months of fiscal year 2000 increased $108.2 million, or 15.4%, from the comparable period of fiscal year 1999. This increase was due to the effect of the acquisitions discussed above, the acquisition of Williams in the second quarter of fiscal 1999 and higher demand across all major product lines and markets.

Gross Profit Gross profit of $182.7 million increased $41.7 million, or 29.6%, and as a percentage of sales improved from 20.0% to 22.5%. The growth in gross profit dollars reflects the sales growth discussed above. The improvement in margins was due to the benefits of lean manufacturing initiatives, realization of cost efficiencies generated by the OEM restructuring, leveraging of fixed manufacturing costs and growth in the higher margin aftermarket.

Selling, General and Administrative Expenses SG&A expenses increased $18.9 million, or 25.6%, and as a percentage of sales increased from 10.5% to 11.4% due to the effect of acquisitions, aftermarket marketing initiatives and enterprise-wide system implementations.

Operating Income Operating income of $85.4 million increased $21.6 million, or 33.9%, and as a percentage of sales improved from 9.1% in the first three quarters of fiscal year 1999 to 10.5% in fiscal year 2000. This improvement reflects the sales and gross margin issues discussed above, partially offset by higher SG&A expenses.

Interest Expense and Other Non-operating Expenses Interest expense of $35.8 million compares with $34.4 million in the first three quarters of fiscal 1999. The average debt balance was up year over year due to acquisitions and higher capital spending, partially offset by improved cash flow from operating activities.

Recent rate increases by the Fed will not begin to effect the Company's overall cost of funds until the fourth quarter due to LIBOR locks currently in place.

Income Taxes Income tax expense in the first three quarters of fiscal year 2000 was $18.5 million compared to $11.5 million in the comparable period last year. The Company's consolidated effective income tax rate of 38.0% was down from 39.0% due to the implementation of various tax planning initiatives and the effect of the acquisition of certain foreign subsidiaries.

Minority Interest in Income of Subsidiaries and Income (Loss) From Unconsolidated Joint Ventures The year over year change in these items primarily reflects the Company's acquisition of a majority ownership of Remy Korea in the fourth quarter of fiscal 1999. This subsidiary was accounted for under the equity method prior to that.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term liquidity needs include required debt service, including capital lease payments, day to day operating expenses, working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include principal payments of long-term debt and the funding of acquisitions. The Company's principal sources of cash to fund its short-term liquidity needs consist of cash generated by operations and borrowing under the Senior Credit Facility. As of April 30, 2000, borrowings under the Senior Credit Facility were $159.9 million and utilization of letters of credit totaled $12.2 million, leaving $127.9 million available under the $300 million facility.

In the first nine months of fiscal 2000, cash provided by operating activities was $43.3 million compared to $8.0 million in the comparable period of fiscal 1999. This improvement reflects increased earnings and depreciation, a smaller increase in net working capital from year-end and lower restructuring payments and charges. Accounts receivable declined $2.7 million versus a $19.2 million increase in 1999. The $25.4 million increase in inventories reflects a seasonal build-up in the aftermarket, which should begin to decline in the fourth quarter. Accounts payable increased $10.4 million due to production levels and the timing of payments. The Company's net trade cycle, including accounts receivable, inventory and accounts payable days, declined compared with both year-end and third quarter 1999.

Acquisitions in fiscal 2000 consisted of Knopf ($61.0 million), Engine Master and Elmot, and in fiscal 1999 consisted primarily of Williams. Capital expenditures of $28.8 million in the first three quarters compares with $18.0 million in the comparable period of fiscal 1999. The increase was due to enterprise-wide system implementations and equipment supporting new products and customers. Total capital spending in fiscal 2000 is expected to be approximately to $35.0 million.

The increase in net borrowings under the Company's revolving line of credit and other debt of $54.9 million through three quarters reflects the extent to which cash used for acquisitions and capital expenditures exceeded cash generated by operating activities.

In late May 2000, the Company, as part of ongoing competitiveness initiatives, offered an incentive separation payment to DRA hourly employees. The offer expires in July 2000. The cost of this program, which is dependent on the number and seniority level of employees accepting the separation payment, will be recorded in the fourth quarter of fiscal 2000.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             27  Financial Data Schedule (Filed via EDGAR only)

        (b)  Reports on Form 8-K

             There were no reports on Form 8-K filed during the quarter ended April 30, 2000.

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


                                      DELCO REMY INTERNATIONAL, INC.
                                      ------------------------------
                                              (Registrant)





Date:  June 12, 2000                  By: /s/ J. Timothy Gargaro
                                          ----------------------
                                              J. Timothy Gargaro
                                              Senior Vice President and
                                              Chief Financial Officer



Date:  June 12, 2000                  By: /s/ David E. Stoll
                                          ------------------
                                              David E. Stoll
                                              Vice President and Controller
                                              Chief Accounting Officer