Form 10-K405
period 2000-07-31
DELCO REMY INTERNATIONAL INC
filed 2000-10-27
CIK 1046859

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 2000             COMMISSION FILE NO. 1-13683

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

              Yes [ X ]                               No [   ]

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

                                     Market value of common shares outstanding
                                              As of October 10, 2000
                                              ----------------------
    Common Stock - Class A                          $61,391,033

       INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                     Number of common shares outstanding
                                              As of October 10, 2000
                                              ----------------------
    Common Stock - Class A                          18,118,058
    Common Stock - Class B                           6,278,055

DOCUMENTS INCORPORATED BY REFERENCE.

Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days after July 31, 2000 for the Registrant's 2000 Annual Meeting of Shareholders.

                         DELCO REMY INTERNATIONAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                                  JULY 31, 2000

                                TABLE OF CONTENTS

                  PART I                                                                                           PAGE
                                                                                                                   ----
   Item 1.        Business                                                                                            3
   Item 2.        Properties                                                                                         12
   Item 3.        Legal Proceedings                                                                                  13
   Item 4.        Submission of Matters to a Vote of Security Holders                                                13

                  PART II
   Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters                              14
   Item 6.        Selected Financial Data                                                                            15
   Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations              15
   Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                                         21
   Item 8.        Financial Statements and Supplementary Data                                                        22
   Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure               60

                  PART III
   Item 10.       Directors and Executive Officers of the Registrant                                                 60
   Item 11.       Executive Compensation                                                                             60
   Item 12.       Security Ownership of Certain Beneficial Owners and Management                                     60
   Item 13.       Certain Relationships and Related Transactions                                                     60

                  PART IV
   Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                   61

                  SIGNATURES                                                                                         64

                                     PART I

    From time to time, the Company makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the SEC in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the future performance of the Company contained in this Form 10-K and in other filings with the SEC.

    Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements. These statements relate to the Company's future plans, objectives, expectations and intentions and may be identified by words like "believe," "expect," "may," "will," "should," "seek," or "anticipate," and similar expressions.

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

ITEM 1 BUSINESS

     Delco Remy International, Inc. (the "Company"), headquartered in Anderson, Indiana, is a leading global manufacturer and remanufacturer of original equipment manufacturer ("OEM") and aftermarket electrical, powertrain/drivetrain and related components for automobiles and light trucks, medium and heavy duty trucks and other heavy duty vehicles. The Company's products include starter motors ("starters"), alternators, engines, transmissions, torque converters, traction control systems and fuel systems which are principally sold or distributed to OEMs for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. The Company also provides core exchange services for third party aftermarket remanufacturers. The Company serves the aftermarket and the OEM market, principally in North America, Europe, Latin America and Asia- Pacific.

     In 1994, Citicorp Venture Capital Ltd. ("CVC") and Harold K. Sperlich, former president of Chrysler Corporation, together with a subsidiary of MascoTech Inc. ("MascoTech") and certain senior management of the former Delco Remy Division of General Motors Corporation ("GM") (the "Former GM Division"), formed the Company for the purpose of acquiring the assets of the automotive starter and the heavy duty starter and alternator businesses of the Former GM Division (the "GM Acquisition").

     Since the GM Acquisition, the Company has completed fourteen strategic acquisitions, substantially increasing the Company's aftermarket remanufacturing operations, and entered into four global joint ventures.

     During fiscal year 2000, the Company completed several strategic acquisitions as follows:

       - In August 1999, the Company purchased the assets of Engine Master, a remanufacturer of gasoline engines for the aftermarket. The Company anticipates that the acquisition of Engine Master will expand the Company's sales of powertrain/drivetrain components by taking advantage of the growing use of remanufactured engines for vehicle repair.

       - In March 2000, the Company purchased 100% of the capital shares of M&M Knopf, Inc. ("Knopf"), one of the world's largest automotive components recovery exchange companies. The Company anticipates the acquisition of Knopf will not only improve our ability to acquire used components returned for remanufacter (referred to in the industry as "cores") for our remanufacturing operations, but will expand the Company's role in the supply of product and core management to the entire industry.

       - In April 2000, the Company purchased 100% of the capital shares of Elmot-DR Sp z.o.o ("Elmot"), a Polish OEM electrical manufacturer. The Company anticipates this acquisition will establish a manufacturing base for light duty rotating electricals in Europe and expand the Company's product portfolio. Elmot currently supplies Fiat, Daewoo, and Ursus, adding to the Company's low cost, global manufacturing capability.

     As a result of these strategic acquisitions and alliances, the Company believes that it has established itself as a market leader in providing electrical system and powertrain/drivetrain products in the aftermarket and OEM marketplace. These acquisitions and joint ventures have broadened the Company's product line, expanded its remanufacturing capability, extended its participation in international markets and increased its penetration of the key aftermarket channels of distribution - OEM dealers, retail chains and warehouse distributors. In addition, the Company believes that its acquisition of Knopf has specifically provided a key competitive advantage in the area of core management. With the core being an integral part of the remanufacturing process, the Company believes that this acquisition will enable it to enhance the management of its core process.

     The Company completed its initial public offering on December 22, 1997 (the "Offering").

INDUSTRY OVERVIEW

     In general, the Company's business is influenced by the underlying trends of the automotive industry. However, the Company believes that its focus on expanding its remanufacturing capabilities heightens the importance of the aftermarket and reduces its dependence on the cyclical OEM business.

Aftermarket

     The aftermarket consists of the production and sale of both new and remanufactured parts used in the maintenance and repair of automobiles, trucks and other vehicles. Remanufacturing is a process through which cores are disassembled into their sub-components, cleaned, inspected, tested, combined with new subcomponents and reassembled into finished products. A remanufactured product can be produced at lower cost than a comparable individually repaired unit due to effective salvage technology methods, high volume precision manufacturing techniques and rigorous inspection and testing procedures. The ability to procure cores is critical to the remanufacturing process.

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

     Recently, large retail automotive parts chains offering a broad range of new and remanufactured products have experienced rapid growth at the expense of small, independent retail stores. The Company has significantly grown its sales to these large retail channels and believes that further increasing its sales to retail chains offers a significant opportunity for growth. Retail chains generally prefer to deal with large, national suppliers capable of meeting their cost, quality, volume and service requirements.

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

PRODUCTS

     The Company's product line includes a diverse array of manufactured and remanufactured products for the aftermarket and OEM markets under the "Delco Remy" brand name or under a private-label brand name specified by the OEM or the aftermarket customer. The Company also provides core exchange services for third party aftermarket remanufacturers as well as its own subsidiaries. The product line is classified into two product categories: Electrical Systems and Powertrain/Drivetrain. Third-party sales for core exchange services, which were not significant in fiscal year 2000, are included in the "Other" category.

     The following table sets forth the approximate composition by product category of the Company's revenues for the last three fiscal years*:

PRODUCT CATEGORIES                                                  2000                1999                 1998
------------------                                                  ----                ----                 ----
Electrical systems...................................               78.7%               83.2%                85.5%
Powertrain/drivetrain................................               17.8                15.7                 13.5
Other................................................                3.5                 1.1                  1.0
                                                                   -----               -----                -----
Total................................................              100.0%              100.0%               100.0%
                                                                   =====               =====                =====


    *Reference is hereby made to the consolidated financial statements and the notes relating thereto for a more detailed presentation of revenues from external customers, a breakdown of foreign revenues, measure of profit
     (loss) and total assets.

     Products within the electrical systems category include manufactured and remanufactured starters and alternators. The starters are used in all cars and trucks manufactured by GM in North America (except Saturn and Geo). The Company manufactures a full line of heavy duty starters and alternators for use primarily with large diesel engines. The Company's starters and alternators are specified as part of the standard electrical system by most North American heavy duty truck and engine manufacturers. The Company believes that it is the largest manufacturer and remanufacturer in North America of (i) starters for automobiles and light trucks (including sport-utility vehicles, minivans and pickup trucks) and (ii) starters and alternators for medium and heavy duty vehicles. With the acquisition of Knopf in March 2000, the Company expanded its role as a provider of core exchange services.

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

CUSTOMERS

     The Company's principal customers include OEM automotive and heavy duty manufacturers, OEM dealer networks, leading automotive parts retail chains and warehouse distributors. The Company's major customers include GM, Navistar, GM SPO, Freightliner, Caterpillar, Advance Auto Parts, Paccar, Delphi, Ford, Autozone, Cummins, Mack, Volvo Trucks, O'Reilly, Detroit Diesel, Pep Boy, and Brunswick.

     The Company has long-term agreements, with terms typically ranging from three to five years, to supply starters and alternators to GM, Navistar, Freightliner, PACCAR, Cummins, Volvo Trucks and Mack. Total sales to GM and related affiliates accounted for approximately 30.5%, of which approximately 23.6% are OE sales, and sales to Navistar accounted for approximately 13.0% of the Company's 2000 sales. No other customer accounted for more than 10% of consolidated net sales.

     In connection with the GM Acquisition, GM entered into long-term contracts (the "Supply Agreements") pursuant to which it has agreed to purchase from the Company 100% of its North American requirements for automotive starters (other than for Saturn and Geo) and 100% of its U.S. and Canadian requirements for heavy duty starters and alternators, in each case with respect to the Company's existing product line. GM's obligations to purchase the Company's automotive starters and heavy duty starters and alternators under the Supply Agreements are subject to such products remaining competitive as to price, technology and design. In fiscal year 1999, the Company and GM extended the terms of the Supply Agreement for the Company to supply starting motors for new engines introduced to support GM North American Operations to August 31, 2008. The amendment also provides that Delco Remy America ("DRA") and its international operations will be the supplier of starting motors for those engines for the life of production. The Supply Agreement with respect to heavy duty products terminated on July 31, 2000. GM's obligations to distribute the Company's automotive aftermarket products terminates on July 31, 2009. Although GM's obligations to distribute the Company's heavy duty aftermarket products terminated on July 31, 1998, GM and the Company have entered into an agreement for continued distribution of heavy duty products to the independent aftermarket. As part of this agreement, heavy duty replacement parts will continue to be supplied to the independent aftermarket through existing AC Delco distributors and newly appointed Delco Remy distributors. As a result of this agreement, the Company is developing a distribution network of independent warehouse distributors to expand the sales volume previously covered by the expired agreement for heavy duty aftermarket product distribution. The Company expects that it will be able to expand its market share through this more direct channel of distribution. Although the Company expects that its automotive and heavy duty products will remain competitive throughout the term of the agreements with GM, there can be no assurance that GM will not develop alternative sources for such components and purchase some or all of its requirements from these sources prior to or following the expiration of the agreements.

     The Company employs its own direct sales force which develops and maintains sales relationships with major North American truck fleet operators as well as its OEM customers worldwide. These sales efforts are supplemented by a network of field service engineers and product service engineers.

DISTRIBUTION

     The Company's products are distributed to its customers primarily by common carrier.

COMPETITION

     The automotive parts market is highly competitive. Competition is based primarily on quality of products, service, delivery, technical support and price. Most OEM manufacturers and aftermarket distributors source parts from one or two suppliers. The Company competes with a number of companies who supply automobile manufacturers throughout the world. In the North American automotive market, the Company's principal competitors include Denso, Valeo, Mitsubishi, Bosch, Prestolite, Units Parts and Motorcar Parts & Accessories.

STRATEGY

     The Company plans to continue to strengthen its strategic positioning and strong market position through increasing revenue profitably (Growth Strategy) and achieving improved manufacturing efficiency, cost reduction and increased productivity while continuing to achieve the highest levels of quality (Operating Strategy).

Growth Strategy

     Grow Market Leadership For Products. The Company intends to increase its sales to new and existing customers by capitalizing on its balanced coverage of the key channels of aftermarket distribution and its competitive strengths as an OEM supplier. Additionally, the current year acquisitions expanded the Company's geographical and product presence. The Company believes that it is the market share leader in several North American markets, including remanufactured electrical starters and alternators, heavy duty truck alternators and automotive starters. The Company continued its market leadership through the renewal of the GM contract for automotive starters, obtaining gasoline engine business with NAPA, and supplying new distribution centers owned by Advance and O'Reilly.

     Consolidating the Fragmented Aftermarket. The portion of the aftermarket in which the Company participates is large and highly fragmented, with most participants being small, regional companies offering relatively narrow product lines. Most have no OEM capability. Although the Company believes that it is the largest manufacturer and remanufacturer of aftermarket starters and alternators in North America, its sales of these products account for approximately 15% of this fragmented market. Consolidation of the aftermarket is occurring as many competitors are finding it difficult to meet the increasing quality, cost and service demands of customers, who, in turn, are seeking to rationalize their supplier base. With its OEM capabilities, remanufacturing expertise, full product line, greater access to cores and ability to capitalize on economies of scale, the Company believes it is well positioned to benefit from the consolidation of the aftermarket.

     Global Brand, Quality and Cost Leverage. The Company is expanding its international operations in order to (i) benefit from the trend toward international standardization of automotive and heavy duty vehicle platforms and
(ii) participate in rapidly growing foreign markets. In fiscal 2000, the Company sought to strengthen its global presence in the European market with its purchase of Elmot. In addition, the Company's brand name wins in Europe included 17 Warehouse/Distributors in continental Europe and 66 jobbers in the United Kingdom.

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

Operating Strategy

     Global Capacity Flexibility. One of the trends in the automotive industry has been the movement toward global sourcing of products. With this movement comes the requirement that providers of these parts have capacity flexibility on a global basis. The Company has shifted its OEM production from old, vertically-integrated manufacturing plants to new, smaller and more efficient "focus" factories in locations that provide this global capacity flexibility. In fiscal year 2000, the Company expanded its global capacity with the establishment of a remanufacturing facility in Mexico and the acquisition of Elmot in Poland.

     Productivity Improvements. In conjunction with its emphasis on focus factories, the Company continues to work with its local union representatives to establish best-in-class work practices, such as reducing the number of job classifications per focus factory and implementing team-based manufacturing processes. In the first quarter of fiscal 2000, the Company launched a company-wide "lean manufacturing" initiative. Concepts applied in its recently opened focus factories are being implemented throughout the organization.

     Product Quality and Continuous Improvement. The Company believes that its commitment to product quality and continuous improvement is evidenced by the QS9000 certification received by the majority of its manufacturing and remanufacturing facilities. In addition, the Company's powertrain/drivetrain operations that remanufacture products for Ford are Ford Qualified Manufacturers
(FQR) suppliers and Ford Authorized Remanufacturer ("Ford FAR") in six of the seven Ford Canadian territories. Global purchasing has further enhanced the Company's continuous improvement efforts. The Company is utilizing its international ventures to develop new, lower cost sources of materials and is consolidating its vendor base to fewer, more competitive suppliers. In August 2000, DRA was named by Automotive Industries magazine as "Best of the Best" in the Electrical Systems Suppliers category for the second consecutive year. The award is based on a survey of the Company's customers judging performance in quality, price, innovation, delivery and service.

PATENTS, TRADEMARKS AND LICENSES

     Pursuant to a Trademark Agreement between the Company and GM, GM has granted the Company an exclusive license to use the "Delco Remy" trademark on and in connection with automotive starters and heavy duty starters and alternators until July 31, 2004, extendable indefinitely at the Company's option upon payment of a fixed $100,000 annual licensing fee to GM. The Company has also been granted a perpetual, royalty-free license to use the "Remy" trademark. The "Delco Remy" and "Remy" trademarks are registered in the United States, Canada and Mexico and in most major markets worldwide. GM has agreed with the Company that, upon the Company's request, GM will register the trademarks in any jurisdiction where they are not currently registered.

     The Company has also been granted an exclusive license to use the "Delco Remy" name as a tradename and corporate name worldwide until July 31, 2004 pursuant to a Tradename License Agreement between the Company and GM. In addition, GM has granted the Company a perpetual license to use the "Remy" name as a tradename and corporate name worldwide.

     The Company owns and has obtained licenses to various domestic and foreign patents and patent applications related to its products and processes. The patents expire at various times over the next 15 years. While these patents and patent applications in the aggregate are important to the Company's competitive position, no single patent or patent application is material to the Company.

RAW MATERIALS

     Principal raw materials for the Company's business include bare copper strap, insulated copper, aluminum castings, forgings, outer frames, nomex paper, steel coils, steel bars, copper tube, copper wire, gray iron castings, ductile iron castings, copper cross-section coils, magnets, steel shafts, steel cores, steel wire and molding material. All materials are readily available from a number of suppliers, and the Company does not foresee any difficulty in obtaining adequate inventory supplies. The Company and GM have entered into a long-term worldwide purchasing support agreement that allows the Company to purchase copper wire and steel, which are used in the manufacture of starters sold to GM, at prices that the Company believes generally to be lower than those that would otherwise be obtainable by the Company. This agreement expires on July 31, 2004, or earlier, upon termination of the automotive and heavy duty supply OEM agreements between the Company and GM. The Company generally follows the North American industry practice of passing on to its customers the costs or benefits of fluctuation in copper and aluminum prices on an annual or semi-annual basis.

EMPLOYEES

     As of July 31, 2000, the Company employed 7,707 people, 1,746 of whom were salaried and administrative employees and 5,961 of whom were hourly employees. Of the Company's hourly employees, 30% are represented by unions. In the United States, 667 of the Company's hourly workers are represented by the United Auto Workers Union (the "UAW") under an agreement between the Company and the UAW, the applicable provisions of which were assumed by the Company in connection with the GM Acquisition. The agreement between the UAW and the Company, originally scheduled to expire on March 22, 2001, was extended an additional two years. In addition, 67 of the Company's hourly employees are represented by the International Brotherhood of Teamsters (the "Teamsters"). The agreement between the Teamsters and the Company expires on August 31, 2003.

     As of July 31, 2000, 157 of the Company's 481 Canadian hourly employees are represented by the Canadian Auto Workers Union, 142 are represented by the United Steel Workers Union and 3 are represented by the Metallurgists Unis d'Amerique. The agreements with these unions expire on December 31, 2002, December 31, 2002 and November 30, 2000, respectively.

     As of July 31, 2000, approximately 149 of Autovill's 399 hourly employees are affiliated with the Hungarian Steel Industry Workers Union. The agreement was signed July 17, 1996 and is perpetual, subject to termination upon three months' notice from either party.

     As of July 31, 2000, approximately 583 of Elmot's 695 hourly workers are affiliated with The Intercompany Trade Union or the Intercompany Union Organization NSZZ. Agreements with these unions were signed on August 23, 2000 and are perpetual.

     The Company's other facilities are primarily non-union. The Company is unaware of any current efforts to organize the employees in its other facilities. There can be no assurance that there will not be any labor union efforts to organize employees at facilities that are not currently unionized. At the present time, the Company believes that its relations with its employees are good.

RESEARCH AND DEVELOPMENT

     The Company's engineering staff works independently and with OEMs to design new products, improve performance and technical features of existing products and develop methods to lower manufacturing costs. In support of its engineering efforts, the Company has formed technical alliances with a select number of engineering and technology firms to identify long-term engineering advances and opportunities. The Company has entered into a joint venture with Continental AG for the joint industrialization of the Integrated Starter Alternator Damper ("ISAD") motor in Europe. This new technology combines the starter and alternator functions in one compact, high performance unit integrated between the engine and gearbox. The Company also is a participant in Electricore Incorporated, a consortium for advanced transportation technologies. Through this participation, the Company is working on developing the technical alliances to develop the next generation motors and alternators. The Company has also entered into an alliance with Lynx Motion Technologies to develop a family of electric drive motors which will be integral components of the propulsion system, needed for advanced hybrid gas-electric, diesel-electric and fuel cell vehicles.

     Consistent with its strategy to introduce technologically advanced and improved products, the Company spent approximately $14.1 million, $13.5 million, and $13.3 million in 2000, 1999 and 1998, respectively, on research and development activities. All expenditures were Company funded.

FOREIGN OPERATIONS

     Information about the Company's foreign operations is set forth in tables relating to geographic information in Note 14 to Consolidated Financial Statements "Business Segments and Geographic Area Information", which statements are included under Item 8, Financial Statements and Supplementary Data.

ENVIRONMENTAL REGULATION

     The Company's facilities and operations are subject to a wide variety of federal, state, local and foreign environmental laws, regulations and ordinances, including those related to air emissions, wastewater discharges and chemical and hazardous waste management and disposal ("Environmental Laws"). The Company's operations also are governed by laws relating to workplace safety and worker health, primarily the Occupational Safety and Health Act, and foreign counterparts to such laws ("Employee Safety Laws"). The Company believes that its operations are in compliance in all material respects with current requirements under Environmental Laws and Employee Safety Laws. The Company believes that any costs it may incur to resolve such matters will not be material. The nature of the Company's operations, however, exposes it to the risk of liabilities or claims with respect to environmental and worker health and safety matters. There can be no assurance that material costs will not be incurred in connection with such liabilities or claims.

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

     Certain Environmental Laws hold current owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products ("Hazardous Substances"). Because of its operations, the long history of industrial uses at some of its facilities, the operations of predecessor owners or operators of certain of the businesses, and the use, production and release of Hazardous Substances at these sites, the Company is affected by such liability provisions of Environmental Laws. Various of the Company's facilities have experienced some level of regulatory scrutiny in the past and are, or may become, subject to further regulatory inspections, future requests for investigation or liability for past disposal practices.

     During the environmental due diligence performed in connection with the GM Acquisition, GM and the Company identified certain on-site pre-closing environmental conditions including the presence of certain Hazardous Substances in the soil at the Company's Meridian, Mississippi property and in the soil and groundwater at the Company's Anderson, Indiana property. At the time, GM reported the presence of these substances in the groundwater to the United States Environmental Protection Agency ("EPA") and the Indiana Department of Environmental Management ("IDEM") and we understand that GM continues to be responsible for working with EPA to resolve these issues. The Company is in the process of vacating the Anderson and Meridian facilities and terminating its leases or subleases as applicable with GM. Based on the Company's experience to date, the terms of the indemnification in the GM Acquisition Agreement and GM's continuing performance in responding to these conditions, the Company does not believe that it will expend material costs in responding to these on-site environmental conditions or in terminating its leases or subleases.

     In connection with its acquisition of facilities and businesses from GM, Nabco, A&B Group, Autovill, Power Investments, World Wide, Ballantrae, Lucas, Electro Diesel Rebuild, Electro Rebuild Tunisia, Atlantic Reman Limited, Williams Technologies, Elmot and Knopf, the Company obtained various indemnities for certain claims related to on-site and/or off-site environmental conditions and violations of Environmental Laws which arose prior to such acquisitions. The environmental indemnities are subject to certain deductibles, caps, cost sharing and time limitations depending on the nature and timing of the environmental claim.

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

     The Resource Conservation and Recovery Act ("RCRA") and the regulations thereunder and similar state counterparts to this law regulate hazardous wastes. The Anderson, Indiana facilities the Company leased from GM, were once part of a larger industrial complex owned and operated by GM (the "GM Complex"). Since 1990 (when owned by GM), the GM Complex has been undergoing corrective action under RCRA. In connection with the RCRA corrective action requirements, GM has been investigating various solid waste management units ("SWMUs") and areas of concern ("AOCs") identified in the federal and state RCRA permits. Some of these SWMUs and AOCs are located on portions of the Anderson, Indiana properties leased by the Company from GM and certain SWMUs had been used by the Company. The costs of responding to releases, if any, from those SWMUs used by the Company would presumptively be borne by the Company. To date, no claims for any such costs have been made. Subject to the terms and conditions of GM's environmental indemnity provided in connection with the GM Acquisition, GM is required to indemnify the Company with respect to certain of these areas.

     One of the Company's facilities in Franklin, Indiana has been undergoing a RCRA site investigation and clean-up of volatile organic compounds ("VOCs") in the soil and groundwater pursuant to an EPA Administrative Order on Consent ("EPA Order") issued to both Franklin Power Products, one of the subsidiaries of the Company, and Amphenol Corporation, a prior owner of the property. Pursuant to the EPA Order, Franklin Power Products and Amphenol Corporation are jointly addressing this matter under an EPA Administrative Order on Consent. Amphenol indemnified Franklin Power Products for certain liabilities associated with the EPA Order and Amphenol has satisfied and continues to satisfy the requirements of the EPA Order. Based on the Company's experience to date and the indemnities from Amphenol and the sellers of Franklin Power Products to the Company, the Company believes that future costs associated with this site will not have a material adverse effect on the Company's results of operations, business or financial condition.

     The Company's Marion, Michigan facility was listed on Michigan's state list of sites pursuant to the Michigan version of CERCLA (the "Michigan SCL") in 1993 because of suspected releases of Hazardous Substances, primarily volatile organic compounds (mineral spirits), to the soils and groundwater at the facility. An investigation conducted by Nabco prior to its acquisition by the Company determined that the levels of volatile organic compounds in the soils and groundwater are below the applicable state clean-up levels. The Company proposed no further action at this facility. Although the Michigan environmental authority has not accepted this conclusion, it has taken no action on this matter for several years. Even if the Michigan environmental authority was to require remedial action with respect to this site, the Company does not believe that it would expend material costs in connection with the conditions giving rise to this Michigan SCL listing.

BACKLOG

     The majority of the Company's products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. For products supplied by outside suppliers, the Company generally purchases products from more than one source. The Company expects to be capable of handling the anticipated sales volumes for the next fiscal year.

ITEM 2  PROPERTIES

      The world headquarters of the Company are located at 2902 Enterprise Drive, Anderson, Indiana 46013. The Company leases its headquarters. The following table sets forth certain information regarding manufacturing and certain other facilities operated by the Company as of July 31, 2000.

                                                     NUMBER
     LOCATION                                    OF FACILITIES        USE                               OWNED/LEASED
     --------                                    -------------        ---                               ------------
   Anderson, IN                                         3          Office                                    Leased
   Anderson, IN                                         7          Manufacturing                             Leased
   Anderson, IN                                         1          Testing                                   Leased
   Anderson, IN                                         1          Warehouse                                 Leased
   Atlanta, GA                                          1          Warehouse                                 Leased
   Bay Springs, MS                                      2          Manufacturing                             Leased
   Brooklyn, NY                                         2          Warehouse                                 Leased
   Budapest, Hungary                                    1          Office                                     Owned
   Budapest, Hungary                                    1          Warehouse                                  Owned
   Buffalo, NY                                          2          Warehouse                                 Leased
   Chantilly, VA                                        1          Manufacturing                             Leased
   Dallas, TX                                           1          Manufacturing/Office                      Leased
   Edinburgh, IN                                        1          Manufacturing                             Leased
   Edmonton, Canada                                     2          Manufacturing                          Leased/Owned
   Swidnica, Poland                                     1          Warehouse                                 Leased
   Flint, MI                                            1          Warehouse                                 Leased
   Findlay, OH                                          1          Manufacturing                              Owned
   Fort Wayne, IN                                       1          Warehouse                                 Leased
   Fradley, United Kingdom                              1          Manufacturing                             Leased
   Franklin, IN                                         3          Manufacturing                              Owned
   Hancock, MD                                          1          Warehouse                                 Leased
   Hapsenburg, Belgium                                  1          Manufacturing                             Leased
   Heist op Den Berg, Belgium                           1          Office                                    Leased
   Heidelberg, MS                                       2          Manufacturing                             Leased
   Holbrook, NY                                         1          Warehouse                                 Leased
   Indianapolis, IN                                     3          Manufacturing                             Leased
   Jemmel, Tunisia                                      1          Manufacturing                             Leased
   Kaleva, MI                                           1          Manufacturing                             Leased
   Kyoungnam, South Korea                               2          Manufacturing                             Leased
   Laredo, TX                                           1          Warehouse                                 Leased
   Mansfield, TX                                        1          Manufacturing                             Leased
   Marion, MI                                           1          Manufacturing                             Leased
   Memphis, TN                                          1          Warehouse                                 Leased
   Meridian, MS                                         3          Manufacturing/Warehouse                   Leased
   Mezokovesd, Hungary                                  1          Manufacturing                              Owned
   Miskolc, Hungary                                     1          Manufacturing                             Leased
   Moncton, Canada                                      1          Manufacturing                             Leased
   North Kansas City, MO                                2          Manufacturing                             Leased
   Peru, IN                                             2          Manufacturing                             Leased
   Philadelphia, PA                                     2          Warehouse                                 Leased
   Piscataway, NJ                                       1          Office/Warehouse                          Leased
   Plainfield, IN                                       1          Warehouse                                 Leased
   Raleigh, MS                                          3          Manufacturing                          Leased/Owned
   Reed City, MI                                        4          Manufacturing/Warehouse                   Leased
   Ridgeville, SC                                       1          Manufacturing                             Leased
   San Luis Potosi, Mexico                              3          Manufacturing                             Leased

   Saskatoon, Canada                                    1          Manufacturing                             Leased
   Seoul, South Korea                                   1          Office                                    Leased
   Shabuta, MS                                          1          Manufacturing                             Leased
   Sligo, Ireland                                       1          Manufacturing                             Leased
   South Kearny, NJ                                     1          Warehouse                                 Leased
   Spartanburg, SC                                      1          Warehouse                                 Leased
   St. Laurent, Canada                                  1          Warehouse                                 Leased
   Summerville, SC                                      5          Manufacturing/Warehouse                   Leased
   Sylvarena, MS                                        1          Manufacturing                                *
   Taylorsville, MS                                     1          Manufacturing                             Leased
   Toledo, OH                                           1          Manufacturing                             Leased
   Toronto, Canada                                      2          Manufacturing/Warehouse                   Leased
   Troy, MI                                             1          Office                                    Leased
   Warren, MI                                           1          Manufacturing                              Owned
   Winchester, VA                                       1          Manufacturing/Warehouse                   Leased
   Winnepeg, Canada                                     2          Manufacturing                          Leased/Owned

*Leased on a month-to-month basis.

     All facilities are suitable for their intended purpose, are being efficiently utilized and are believed to provide adequate capacity to meet demand for the next several years.

ITEM 3 LEGAL PROCEEDINGS

     From time to time, the Company is party to various legal actions in the normal course of its business. The Company believes it is not currently party to any proceedings that, if adversely determined, would have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended July 31, 2000.

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

     Any statements set forth below or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statement. These statements relate to the Company's future plans, objectives, expectations and intentions and may be identified by words like "believe," "expect," "may," "will," "should," "seek," or "anticipate," and similar expressions.

     The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks including, but not limited to, risks associated with the uncertainty of future financial results, acquisitions, additional financing requirements, development of new products and services, the effect of competitive products or pricing, the effect of economic conditions and other uncertainties. Due to these uncertainties, the Company cannot assure readers that any forward-looking statements will prove to have been correct.

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company made its initial public offering of Class A Common Stock on December 22, 1997. The Company's Class A Common Stock is traded in the New York Stock Exchange (NYSE) under the ticker symbol "RMY". There is no public market for the Company's Class B Common Stock. The following table reflects the high and low selling prices of the Company's Class A Common Stock for each of the periods presented.

                                    FISCAL 2000                  FISCAL 1999
                                    -----------                  -----------
   QUARTER ENDED:              HIGH            LOW          HIGH           LOW
   --------------              ----            ---          ----           ---
   October 31                 10 3/8          8 1/4          14           9 1/8
   January 31                 9 3/4          7 31/32         12           9 5/16
   April 30                   8 1/8           6 5/8       10 11/16        8 1/16
   July 31                    9 1/4          7 1/16        11 1/8        8 11/16

HOLDERS

     The approximate number of record holders of each of the classes of the Company's common stock as of October 10, 2000 were as follows:

                 Class A Common Stock                             3,180
                 Class B Common Stock                               1

DIVIDENDS

     The Company has never paid dividends on its common stock. Payment of dividends is at the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and capital requirements and the terms of the Company's financing agreements. The Company plans to retain future earnings for use in the business in the foreseeable future. The ability of the Company to make dividend payments is also restricted by the terms of certain of its debt instruments.

ITEM 6 SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data of Delco Remy International, Inc., for fiscal years 1996 through 2000.

                                                       2000          1999          1998          1997          1996
                                                       ----          ----          ----          ----          ----
                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
   Net sales                                        $1,090,938     $953,706      $815,313      $689,787      $636,852
   Income (loss) from continuing operations(a)          12,418       28,346        (2,187)      (10,263)        5,796
   Income (loss) from continuing operations
   per common share
         Basic                                            0.51         1.19         (0.11)        (0.71)         0.38
         Diluted                                          0.48         1.09         (0.11)        (0.71)         0.34
   Total assets                                        889,240      782,663       684,997       570,569       475,082
   Long-term obligations and redeemable
      preferred stock                                  484,270      434,931       393,806       379,332       303,564
   Cash dividends declared per common share                 --           --            --            NA            NA

 (a) The results of acquired companies are included in operations from date of acquisition. Pro forma results of operations for acquisitions are presented in Note 1 to the consolidated financial statements. Results in 2000, 1998, 1997 and 1996 include non-recurring charges of $22,190, $16,227, $20,700 and $4,609, respectively, after income taxes. See Notes to Consolidated Financial Statements.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

GENERAL

     The Company manufactures and remanufactures electrical and powertrain/drivetrain components for the aftermarket and OEM market and provides core exchange services. The Company sells its products principally in North America and also in Europe, Latin America and Asia-Pacific to OEMs, warehouse distributors and retail automotive parts chains.

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

     The demand for components in the OEM market is cyclical. The Company believes that opportunities for growth in the OEM market will continue to come primarily through the introduction of new products and expansion of the Company's global operations. The Company believes that its aftermarket and OEM products are complementary and provide the Company with a competitive advantage in meeting customer needs and maintaining the high levels of expertise necessary to compete successfully in both markets. The Company believes that the high capability and expertise required to meet the stringent technology and quality requirements of OEM customers provides the Company with a competitive advantage in the development and production of products for the aftermarket.

     The primary components of cost of goods sold in the Company's products include component parts, material, labor costs, overhead and the cost of cores. While the availability and cost of cores fluctuate based on supply and demand, the Company's relationships with dealers and other customers have historically provided it with sufficient access to cores at favorable prices. The Company believes that the acquisition of Knopf, one of the world's largest automotive components recovery and exchange companies, will provide a key competitive advantage in the area of core management.

     Approximately 16% of the Company's domestic hourly labor force is represented by the UAW. In June 2000, the Company signed a new two-year extension to the previous four-year master agreement with the UAW. Wage and benefit increases under the agreement generally follow the same pattern as the prior agreement and, as a result, the Company will experience higher wage and benefit rates in future periods. Under provisions of the agreement, the UAW and the Company developed special programs of incentives for hourly employees who agree to leave the Company. The cost of these programs is included in the non-recurring charge in fiscal year 2000. The Company has implemented its strategy of shifting production to focus factories, which the Company believes has reduced costs and will continue to reduce costs as these focus factories continually improve and implement lean manufacturing concepts.

     Since the GM Acquisition, the Company has completed fourteen strategic acquisitions, and entered into four joint ventures. These acquisitions and joint ventures have broadened the Company's product line, expanded its remanufacturing capability, extended its participation in international markets and increased its penetration of OEM dealers, warehouse distributors and the retail automotive parts channel. As a result of these acquisitions and joint ventures and the Company's focus on increasing its participation in the aftermarket, the Company's reliance on GM has declined since the Company's formation. Net sales to customers other than GM increased from 41% in fiscal year 1995, the Company's first complete fiscal year of operations, to 70% in fiscal year 2000. Sales to GM North American OE operations constituted 24% of consolidated net sales in fiscal year 2000.

     In fiscal year 2000, the Company completed the acquisitions of Engine Master (August 1999), Knopf (March 2000) and Elmot (April 2000). Results for these businesses are reflected in the Company's results of operations effective with the acquisition dates. The acquisitions completed in fiscal year 1999, including Williams Technologies and Delco Remy Korea, provided a full year contribution to the Company's results in fiscal year 2000.

     In connection with the GM Acquisition, GM entered into long-term contracts (the "Supply Agreements") pursuant to which it has agreed to purchase from the Company 100% of its North American requirements for automotive starters (other than for Saturn and Geo) and 100% of its U.S. and Canadian requirements for heavy duty starters and alternators, in each case with respect to the Company's existing product line. GM's obligations to purchase the Company's automotive starters and heavy duty starters and alternators under the Supply Agreements are subject to such products remaining competitive as to price, technology and design. In fiscal year 1999, the Light Duty Starter Motor Component Supply Agreement was amended extending the Agreement's termination date with respect to automotive products from July 31, 2004 to August 31, 2008. The Company will be the supplier of starting motors for the life of production of engines introduced through August 31, 2008. The Supply Agreement for heavy duty products terminated on July 31, 2000. Sales to GM were not adversely affected and the Company now has the ability to provide an expanded heavy duty product offering to GM and other customers. GM's obligations to distribute the Company's automotive aftermarket products terminates on July 31, 2009.

     In May 2000, the Company completed plans for the realignment of certain manufacturing facilities in the United States, Canada and the United Kingdom. A one-time charge of $35.2 million was recorded in the fourth quarter for the estimated cost of the plan, which included various employee separation programs and the write-down of certain production assets. Cash payments relative to this charge were $5.0 million in fiscal 2000 and are expected to approximate $17.8 million, $2.4 million and $1.9 million in fiscal years 2001, 2002 and 2003, respectively.

     In fiscal year 1998, the Company developed a plan to restructure its workforce to a level that should enable it to realize better efficiency. The plan included a buyout plan for the hourly workforce to assist employees with their transition from the Company. This program was completed in fiscal 1999. A non-recurring charge of $26.5 million was incurred as a result of this action, and a reserve was established in that amount. The Company reduced this reserve through cash payments of $10.0 million in fiscal 1998, $11.6 million in fiscal 1999 and $3.9 million in fiscal 2000. The remaining balance is expected to be utilized through cash payments of $1.0 million in fiscal 2001.

     The following table sets forth certain statements of operations data expressed as a percentage of sales:

                                                                       2000               1999               1998
                                                                       ----               ----               ----
  Net sales                                                           100.0%             100.0%             100.0%
  Cost of goods sold                                                   77.5               79.7               80.7
                                                                      -----              -----              -----
  Gross profit                                                         22.5               20.3               19.3
  Selling, general and administrative expenses                         11.4               10.5               10.7
  Amortization of goodwill and intangibles                              0.6                0.5                0.4
  Non-recurring charges                                                 3.2               --                  3.2
                                                                      -----              -----              -----
  Operating income                                                      7.3                9.3                5.0
  Interest expense and other non-operating items                       (4.5)              (4.8)              (5.0)
                                                                      -----              -----              -----
  Income (loss) before income taxes (benefit), minority
    interest in income of subsidiaries, income from
    unconsolidated joint ventures, preferred dividend
    requirement of subsidiary and deemed dividend on
    preferred stock conversion                                          2.8                4.5                 --
  Income taxes (benefit)                                                1.1                1.7                 --
  Minority interest in income of subsidiaries                          (0.6)              (0.4)              (0.3)
  Income from unconsolidated joint ventures                              --                0.6                0.3
  Preferred dividend requirement of subsidiary                           --                 --               (0.1)
  Deemed dividend on preferred stock conversion                          --                 --               (0.2)
                                                                      -----              -----              -----
  Income (loss) from continuing operations                              1.1                3.0               (0.3)
  Extraordinary item:
     Write-off of debt issuance costs, net of applicable
        income tax benefit                                               --                 --               (0.2)
                                                                      -----              -----              -----
  Net income (loss)                                                     1.1%               3.0%              (0.5)%
                                                                      =====              =====              =====


FISCAL YEAR ENDED JULY 31, 2000 COMPARED TO FISCAL YEAR ENDED JULY 31, 1999

     Net Sales. Net sales of $1,090.9 million increased $137.2 million, or 14.4%, due to the effect of fiscal year 2000 and 1999 acquisitions ($93.1 million) and increased demand for electrical and powertrain/drivetrain products in the aftermarket ($26.5 million) and automotive products in the OEM market ($17.6 million). Sales in the heavy duty OEM market were down marginally due to lower customer production. Price increases did not have a significant effect on year-over-year sales as the Company continues to face price pressures in most of its markets.

     Gross Profit. Gross profit of $245.5 million increased $51.6 million, or 26.6%, and as a percentage of sales improved from 20.3% in 1999 to 22.5% in 2000. The increase in gross profit dollars was due to acquisitions ($34.8 million) and sales growth in the electrical aftermarket ($14.6 million) and automotive OEM market ($7.0 million), partially offset by lower demand and margins in the heavy duty OEM market ($4.8 million). The improvement in gross profit as a percentage of sales was due to the integration of strategic acquisitions, productivity improvements realized from lean manufacturing initiatives and the leveraging of higher production volume on fixed costs.

     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased $24.0 million, or 24.1%, and as a percentage of net sales were 11.4% in fiscal 2000 compared to 10.5% in fiscal 1999. These increases were the result of acquisitions and costs related to implementation of enterprise-wide systems.

     Operating Income. Operating income of $79.2 million declined $9.6 million, or 10.8%, from $88.8 million in 1999. Excluding the effect of the non-recurring charge of $35.2 million in 2000 (discussed above), operating income increased $25.7 million, or 28.9%, and as a percentage of sales improved from 9.3% in 1999 to 10.5% in 2000. This increase reflects the sales growth, gross margin improvement and SG&A expense issues discussed above.

     Interest Expense. Interest expense increased $3.3 million, or 7.2%, in fiscal 2000. This increase was due primarily to higher average levels of debt incurred to finance acquisitions ($2.7 million) and higher rates reflecting increases by the Federal Reserve.

     Income Taxes. The Company's consolidated effective income tax rate of 37.0% in fiscal 2000 was marginally lower than the 38.0% reported in fiscal 1999 due to implementation of various tax planning initiatives and acquisitions of foreign subsidiaries with lower rates. Foreign subsidiaries should continue to favorably impact the effective rate in future years.

     Minority Interest in Income of Subsidiaries. Minority interests' share of earnings of the Company's consolidated subsidiaries were $6.7 million in 2000 compared with $3.9 million in 1999. This increase reflects the consolidation of Delco Remy Korea effective in the fourth quarter of 1999.

     Income (Loss) From Unconsolidated Joint Ventures. The loss of $352 thousand in 2000 compares to income of $5.4 million in 1999. This change reflects the consolidation of Delco Remy Korea, which was previously accounted for under the equity method.

     Net Income. Net income of $12.4 million, or $.48 per share on a diluted basis, compares with $28.3 million, or $1.09 per share. Excluding the effect of the non-recurring charge, net income of $34.6 million, or $1.33 per share, increased 22.1% and 22.0%, respectively.

FISCAL YEAR ENDED JULY 31, 1999 COMPARED TO FISCAL YEAR ENDED JULY 31, 1998

     Net Sales. Net sales of $953.7 million increased $138.4 million, or 17.0%, due to increased demand for both automotive and heavy duty electrical products in the OEM market ($64.8 million), the effect of the fiscal year 1999 and 1998 acquisitions ($61.1 million) and increased demand for electrical and powertrain/drivetrain products in the aftermarket ($12.5 million). Price increases did not have a significant effect on year-over-year sales. A prolonged strike by GM reduced fiscal year 1998 sales by approximately $22.3 million.

     Gross Profit. Gross profit of $193.9 million increased $36.4 million, or 23.1%, and as a percentage of sales improved from 19.3% in 1998 to 20.3% in 1999. The increase in gross profit dollars was due to the effect of acquisitions in 1999 and 1998 ($17.4 million) and sales growth in the aftermarket ($14.9 million) and OEM market ($4.1 million) (including the effect of the GM strike in
1998). The improvement in gross profit as a percentage of sales reflects the realization of cost efficiencies generated by the OEM restructuring, including successful integration of the new focus factories, and the effect of certain aftermarket and foreign acquisitions which generate higher gross profit percentages.

     Selling, General and Administrative Expenses. SG&A expenses increased $13.0 million, or 15.0%, and as a percentage of net sales were 10.5% in fiscal 1999 compared to 10.7% in fiscal 1998. Sales growth and effective control of costs was partially offset by the cost structure of certain acquisitions completed in 1999 and 1998.

     Operating Income. Operating income of $88.8 million in 1999 compares with $40.6 million in 1998. Excluding the effect of the non-recurring charge in 1998, operating income increased $21.7 million, or 32.3%, and as a percentage of sales improved from 8.2% in 1998 to 9.3% in 1999. This increase reflects the sales growth, profitability improvements and cost control items discussed above. It is estimated that the GM strike reduced operating income by $8.6 million in 1998.

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

     Income From Unconsolidated Joint Ventures. The Company's share of the earnings of its unconsolidated joint ventures was $5.4 million in fiscal 1999 versus $2.6 million in fiscal 1998. The increase was primarily attributable to Delco Remy Korea.

         Net Income (Loss). As a result of the foregoing factors, net income of $28.3 million in 1999 compares with the net loss of $4.0 million in 1998. Excluding non-recurring charges, net income was $12.4 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's short-term liquidity needs include required debt service, including capital lease payments, day to day operating expenses, working capital requirements and the funding of capital expenditures. Cash interest payments are expected to exceed $49.0 million in fiscal year 2001. Long-term liquidity requirements include principal payments of long-term debt and the funding of acquisitions. The Company's principal payments on long-term debt and capital lease obligations are presented in Note 6 to Consolidated Financial Statements. The Company's principal sources of cash to fund its short-term liquidity needs consist of cash generated by operations and borrowings under the Senior Credit Facility. At July 31, 2000, borrowings under the Senior Credit Facility were $146.9 million, leaving $142.2 million available under the $300 million facility, net of lines of credit.

     Cash provided by operating activities of $69.7 million in 2000 compares with $43.1 million in 1999. This improvement was due primarily to increased earnings excluding the non-recurring charge and non-cash items. Earnings growth of $6.3 million excluding the non-recurring charge included the results of Delco Remy Korea, which was reported as an unconsolidated joint venture in 1999, a $9.7 million increase in depreciation and amortization expense, a $2.8 million increase in minority interest and a $5.8 million decline in earnings of joint ventures. Under the terms of the GM Acquisition, GM retained the liability for post-retirement benefits earned by the Company's employees while employed by GM. In addition, GM retained the liability for post-retirement benefits for all of the Company's employees who returned to GM pursuant to contractual arrangements at the time of the GM Acquisition. Excluding the amounts recorded from acquisitions, net working capital increased $19.3 million in 2000 compared to a $6.1 million increase in 1999. Accounts receivable increased $1.6 million due to very strong shipments in the fourth quarter. Collections improved overall in 2000. The $4.6 million decline in 1999 was due to strong fourth quarter collections. Inventories increased $18.2 million in 2000 due primarily to delayed product pull from aftermarket customers. The $17.7 million increase in 1999 reflected support for sales growth in the electrical aftermarket. Accounts payable increased $15.8 million in 2000 and $13.6 million in 1999. The $15.4 million increase in other current assets in 2000 reflects non-cash charges to the reserve for non-recurring items and decreases in other accrued expenses. The decline in other non-current assets and liabilities of $12.2 million in 2000 was due primarily to the net change in non-current deferred income taxes.

     Cash used in investing activities was $106.4 million in 2000 compared to $73.4 million in 1999. Acquisitions in 2000 included Knopf, Engine Master and Elmot, all of which were funded with proceeds from the Senior Credit Facility. The Company granted put/call options in connection with the acquisitions of World Wide and Power Investments that become exercisable in November 2000 for World Wide and March 2001 for Power Investments. The exercise prices of the put/call options, which are based on earnings formulas, are currently estimated to be approximately $22.0 million in total for the two acquisitions. The payments will be added to the goodwill recorded for each acquisition and amortized over its remaining useful life. Capital expenditures, consisting primarily of production equipment and tooling, were $38.4 million in 2000 and $25.1 million in 1999. This increase reflects implementation of enterprise-wide systems and projects to facilitate the global manufacturing realignment. The Company currently expects capital spending to approximate $36.0 million in fiscal year 2001 to support lean manufacturing initiatives, upgrades in machinery technology, new quality standards and environmental compliance. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Credit Facility.

     Cash provided by financing activities in 2000 and 1999 were generated entirely from the Company's Senior Credit Facility. In 2000, a $1.2 million cash distribution was made to the minority shareholders of Delco Remy Korea.

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

SEASONALITY

     The Company's business is moderately seasonal, as its major OEM customers historically have one or two week shutdowns of operations during July. In response, the Company typically has shut down its own operations for one week each July, depending on backlog, scheduled maintenance and inventory buffers, as well as an additional week during the December holidays. Consequently, the Company's second and fourth quarter results reflect the effects of these shutdowns. Refer to Note 17 to Consolidated Financial Statements which pertains to quarterly (unaudited) financial information.

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

FOREIGN SALES

     Approximately 27.3%, 21.3%, and 23.9% of the Company's 2000, 1999 and 1998 net sales, respectively, were derived from sales made to customers in foreign countries. Because of these foreign sales, the Company's business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

ACCOUNTING PRONOUNCEMENTS

     For a discussion of pending accounting pronouncements that may affect the Company, see Note 2 to the Company's financial statements included under Item 8.

EURO CONVERSION

     In January 1999, eleven European nations adopted a common currency, the EURO, and formed the European Economic and Monetary Union ("EMU"). For a three-year transition period, both the EURO and individual participants' currencies will remain in circulation. After July 1, 2002, at the latest, the EURO will be the sole legal tender for EMU countries. The adoption of the EURO will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the EURO and the existing national currency. The Company is currently addressing these issues and their potential effect on information systems, currency exchange rate risk, taxation, contracts, competition and pricing. Plans will be developed and implemented which are expected to result in compliance with all laws and regulations. However, there can be no certainty that such plans will be successfully implemented or that external factors will not have an adverse effect on the Company's operations. Any costs of compliance associated with the adoption of the EURO will be expensed as incurred and the Company does not expect these costs to be material to its results of operations, financial condition or liquidity.

IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In December 1999, the Company completed its remediation and testing of all major information technology based systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 change. The Company expensed approximately $2.0 million in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and service of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

     The Company's primary interest rate risk exposure results from changes in short-term U. S. dollar interest rates. In an effort to manage interest rate exposures, the Company strives to achieve an acceptable balance between fixed and variable rate debt positions. A sensitivity analysis has been prepared to estimate the Company's exposure to market risk of its fixed and variable rate debt positions. A hypothetical 10 percent adverse change in interest rates would have decreased earnings by approximately $3.1 million in 2000 and approximately $2.7 million in 1999. A hypothetical 10 percent favorable change in interest rates would have increased earnings by approximately $3.1 million in 2000 and approximately $2.7 million in 1999. The carrying value of the Company's variable rate debt, consisting primarily of the Senior Credit Facility, approximated fair value at July 31, 2000. The fair value of the Company's fixed rate debt is estimated using discounted cash flow analyses based upon the Company's current incremental borrowing rates. The fair value of the Senior Notes and the Senior Subordinated Notes approximated $272.8 million at July 31, 2000. Assuming a hypothetical 10 percent increase in market interest rates, the estimated fair value of these instruments on July 31, 2000 would decline approximately $13.2 million. Assuming a hypothetical 10 percent decrease in market interest rates, the estimated fair value of these instruments on July 31, 2000 would increase approximately $14.1 million.

     The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the strengthening of the U. S. dollar against the Korean Won and certain European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U. S. dollar at exchange rates that have fluctuated from the beginning of the period. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both denominated in the local currency. From time to time, the Company enters into exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. A hypothetical 10 percent strengthening in the exchange rates (primarily the Korean Won against the U.S. dollar) over a one-year period would decrease earnings by approximately $2.8 million, while a 10 percent weakening in the exchange rates would increase earnings by approximately $2.4 million. A hypothetical 10 percent weakening in exchange rates would reduce the carrying value of the Company's net investment in its foreign subsidiaries at July 31, 2000 by approximately $3.9 million. Alternatively, a hypothetical 10 percent strengthening in exchange rates would increase the Company's net investment by approximately $3.9 million.

     In order to reduce the uncertainty of price movements with respect to the purchase of certain commodities, primarily copper, the Company enters into forward purchase contracts and various supply and purchase agreements with its customers and vendors. Based on the Company's overall commodity hedge exposure at July 31, 2000 and 1999, a hypothetical 10 percent change in market rates applied to the fair value of the instruments, would not have a material effect on the Company's earnings, cash flows or financial position in fiscal years 2000 and 1999.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements of Delco Remy International, Inc.:                                                                   PAGE
                                                                                                                          ----
Report of Independent Auditors                                                                                             23
Consolidated Statements of Operations for the three years ended July 31, 2000                                              24
Consolidated Balance Sheets at July 31, 2000 and July 31, 1999                                                             25
Consolidated Statements of Stockholders' Equity (Deficit) for the three years ended July 31, 2000                          27
Consolidated Statements of Cash Flows for the three years ended July 31, 2000                                              28
Notes to Consolidated Financial Statements                                                                                 29

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and
Board of Directors of
Delco Remy International, Inc.

      We have audited the accompanying consolidated balance sheets of Delco Remy International, Inc. as of July 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delco Remy International, Inc. at July 31, 2000 and 1999, and the consolidated results of its operations and cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                        /S/ ERNST & YOUNG LLP


Indianapolis, Indiana
August 23, 2000

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                  FOR THE YEAR ENDED JULY 31
                                                                                  --------------------------
                                                                            2000             1999              1998
                                                                            ----             ----              ----
  Net sales.................................................             $1,090,938        $953,706          $815,313
  Cost of goods sold........................................                845,424         759,815           657,862
                                                                         ----------        --------          --------
  Gross profit..............................................                245,514         193,891           157,451
  Selling, general and administrative expenses..............                123,918          99,882            86,873
  Amortization of goodwill and intangibles..................                  7,129           5,203             3,478
  Non-recurring charges.....................................                 35,222              --            26,515
                                                                         ----------        --------          --------
  Operating income..........................................                 79,245          88,806            40,585
  Interest expense..........................................                (48,766)        (45,505)          (40,291)
  Non-operating income (expense)............................                    493              --              (428)
                                                                         ----------        --------          --------
  Income (loss) before income taxes (benefit),
     minority interest in income of subsidiaries, income
     (loss) from unconsolidated joint ventures, preferred
     dividend requirement of subsidiary and deemed dividend
     on preferred stock conversion                                           30,972          43,301              (134)
  Income taxes (benefit) ...................................                 11,460          16,454               (52)
  Minority interest in income of subsidiaries...............                 (6,742)         (3,921)           (2,389)
  Income (loss) from unconsolidated joint ventures..........                   (352)          5,420             2,568
  Preferred dividend requirement of subsidiary..............                     --            --                (645)
  Deemed dividend on preferred stock conversion.............                     --            --              (1,639)
                                                                         ----------        --------          --------
  Income (loss) from continuing operations..................                 12,418          28,346            (2,187)
  Extraordinary item:
     Write-off of debt issuance costs (less applicable
     income tax benefit of $1,172) .............................                 --              --            (1,833)
                                                                         ----------        --------          --------
  Net income (loss).........................................             $   12,418        $ 28,346          $ (4,020)
                                                                         ==========        ========          ========
  Basic earnings (loss) per share:
     Income (loss) from continuing operations...............             $      .51        $   1.19          $   (.11)
     Extraordinary item.....................................                     --              --              (.09)
                                                                         ----------        --------          --------
     Net income (loss)......................................             $      .51        $   1.19          $   (.20)
                                                                         ==========        ========          ========
  Diluted earnings (loss) per share:
     Income (loss) from continuing operations...............             $      .48        $   1.09          $   (.11)
     Extraordinary item.....................................                     --              --              (.09)
                                                                         ----------        --------          --------
     Net income (loss)......................................             $      .48        $   1.09          $   (.20)
                                                                         ==========        ========          ========

                             See Accompanying Notes

                           CONSOLIDATED BALANCE SHEETS

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                             JULY 31
                                                                                ---------------------------------
                                                                                   2000                     1999
                                                                                   ----                     ----
    ASSETS:
    Current assets:
    Cash and cash equivalents.....................................              $  17,822               $  15,309
    Trade accounts receivable (less allowance for doubtful accounts
       of $2,970 and $2,105) .....................................                169,563                 147,988
    Other receivables.............................................                 15,233                  15,496
    Inventories...................................................                268,153                 232,165
    Deferred income taxes.........................................                 18,145                  14,997
    Other current assets..........................................                  8,864                   2,903
                                                                                ---------                --------
    Total current assets..........................................                497,780                 428,858
    Property and equipment........................................                297,574                 258,727
    Less accumulated depreciation.................................                 95,663                  63,532
                                                                                ---------                --------
    Property and equipment, net...................................                201,911                 195,195
    Deferred financing costs......................................                  9,432                  11,192
    Goodwill (less accumulated amortization of $20,891 and
      $15,296)....................................................                171,032                 137,429
    Investments in joint ventures.................................                  5,333                   4,756
    Other assets..................................................                  3,752                   5,233
                                                                                ---------                --------
    Total assets..................................................              $ 889,240                $782,663
                                                                                =========                ========

                             See Accompanying Notes

                           CONSOLIDATED BALANCE SHEETS

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                             JULY 31
                                                                          ----------------------------------------------
                                                                                  2000                     1999
                                                                          ---------------------    ---------------------
   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
      Accounts payable..........................................                $141,944                 $119,339
      Accrued interest payable..................................                  10,858                   11,603
      Accrued non-recurring charges.............................                  24,778                    5,866
      Other liabilities and accrued expenses....................                  40,085                   37,105
      Current debt..............................................                   7,454                   12,596
                                                                          ---------------------    ---------------------
   Total current liabilities....................................                 225,119                  186,509
   Deferred income taxes........................................                  10,027                    4,568
   Long-term debt, less current portion.........................                 484,270                  434,931
   Post-retirement benefits other than pensions.................                  21,639                   21,050
   Accrued pension benefits.....................................                   1,286                    2,719
   Other non-current liabilities................................                   3,886                    3,545
   Commitments and contingencies
   Minority interest in subsidiaries............................                  25,187                   19,821
   Stockholders' equity:
     Common stock:
         Class A Shares (par value $.01; authorized 49,400,000;
           issued 18,168,456 in 2000 and 1999)  ................                     182                      182
         Class B Shares (par value $.01; authorized 17,600,000;
           issued 6,278,055 in 2000 and 1999)                                         63                       63
     Paid-in capital............................................                 104,176                  104,176
     Retained earnings .........................................                  24,570                   12,152
     Accumulated other comprehensive loss.......................                 (10,837)                  (6,516)
     Stock purchase plan........................................                    (328)                    (537)
                                                                          ---------------------    ---------------------
   Total stockholders' equity ..................................                 117,826                  109,520
                                                                          ---------------------    ---------------------
   Total liabilities and stockholders' equity ..................                $889,240                 $782,663
                                                                          =====================    =====================


                             See Accompanying Notes

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                                    ACCUMULATED
                                    CLASS A     CLASS B                RETAINED        OTHER         STOCK
                                     COMMON      COMMON    PAID-IN     EARNINGS    COMPREHENSIVE    PURCHASE
                                      STOCK       STOCK    CAPITAL    (DEFICIT)         LOSS          PLAN        TOTAL
                                      -----       -----    -------    ---------         ----          ----        -----
  Balance at August 1, 1997             $88         $65     $6,677    $(12,174)          $(1,752)     $(2,701)   $(9,797)
  Issuance of common stock               92          --     99,715           --               --           --     99,807
  Repurchase of common stock             --          --         --           --               --          572        572
  Conversion of Class B common
    stock to Class A common                                                                                --
    stock                                 2         (2)         --           --               --                      --
  Net loss                               --          --         --       (4,020)              --           --     (4,020)
  Currency translation
    adjustment                           --          --         --           --           (2,322)          --     (2,322)
                                                                                                                 -------
  Comprehensive loss                     --          --         --           --               --           --     (6,342)
                                       ----         ---   --------      -------         --------       ------    -------
  Balance at July 31, 1998              182          63    106,392      (16,194)          (4,074)      (2,129)    84,240
  Repurchase of common stock             --          --       (340)          --               --         (284)      (624)
  Other                                  --          --     (1,876)          --               --        1,876         --
  Net income                             --          --         --       28,346               --           --     28,346
  Currency translation
    adjustment                           --          --         --           --           (2,442)          --     (2,442)
                                                                                                                 -------
  Comprehensive income                   --          --         --           --               --           --     25,904
                                       ----         ---   --------      -------         --------       ------   --------
  Balance at July 31, 1999              182          63    104,176       12,152          (6,516)         (537)   109,520
  Other                                  --          --         --           --               --          209        209
  Net income                             --          --         --       12,418               --           --     12,418
  Currency translation
    adjustment                           --          --         --           --          (4,321)           --     (4,321)
                                                                                                                 -------
  Comprehensive income                   --          --         --           --               --           --      8,097
                                       ----         ---   --------      -------         --------        -----   --------
  Balance at July 31, 2000             $182         $63   $104,176      $24,570         $(10,837)       $(328)  $117,826
                                       ====         ===   ========      =======         ========        =====   ========

                             See Accompanying Notes

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                                FOR THE YEAR ENDED JULY 31
                                                                    -----------------------------------------------------
                                                                        2000                1999                1998
                                                                    --------------    ----------------   ----------------
OPERATING ACTIVITIES:
Net income (loss).................................................    $12,418             $28,346            $(4,020)
Extraordinary item................................................         --                  --              2,095
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation..................................................      26,126              18,358             13,591
   Amortization..................................................       7,129               5,203              3,478
   Minority interest in income of subsidiaries...................       6,742               3,921              2,389
   (Income) loss from unconsolidated joint ventures..............         352              (5,420)            (2,568)
   Deferred income taxes-current ..............................      (3,148)              6,656              1,713
   Post-retirement benefits other than pensions..................         589               4,555              3,818
   Accrued pension benefits......................................      (1,433)             (1,909)                86
   Non-cash interest expense.....................................       1,763               1,648              2,387
   Deemed dividend on preferred stock conversion.................          --                  --              1,639
   Preferred dividend requirement of subsidiary..................          --                  --                645
   Changes in operating assets and liabilities, net of
   acquisitions:
     Accounts receivable.........................................      (1,580)              4,621             (8,432)
     Inventories.................................................     (18,212)            (17,705)           (17,400)
     Accounts payable............................................      15,835              13,634             (7,573)
     Other current assets and liabilities........................     (15,391)             (6,645)            (4,888)
     Non-recurring charges.......................................      35,222               --                26,515
     Cash payments for non-recurring charges.....................      (8,900)           (14,941)            (19,204)
     Other non-current assets and liabilities, net...............      12,206               2,764             (5,577)
                                                                  -----------         -----------        -----------
Net cash provided by (used in) operating activities..............      69,718              43,086            (11,306)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired...............................     (68,005)            (48,321)           (35,722)
Purchases of property and equipment..............................     (38,371)            (25,066)           (24,190)
Investments in joint ventures....................................          --                  --             (9,355)
                                                                  -----------         -----------        -----------
Net cash used in investing activities............................    (106,376)            (73,387)           (69,267)

FINANCING ACTIVITIES:
Proceeds from initial public offering............................         --                   --             51,336
Proceeds from issuance of long-term debt.........................         --                   --            141,375
Payments on long-term debt.......................................         --                   --           (145,786)
Net borrowings under revolving line of credit and other..........      41,006              38,048             32,198
Distributions to minority interests..............................      (1,200)                 --                 --
                                                                  -----------         -----------        -----------
Net cash provided by financing activities........................      39,806              38,048             79,123

Effect of exchange rate changes on cash..........................        (635)               (551)              (487)
                                                                  -----------         -----------        -----------
Net increase (decrease) in cash and cash equivalents.............       2,513               7,196             (1,937)
Cash and cash equivalents at beginning of year...................      15,309               8,113             10,050
                                                                  -----------         -----------        -----------
Cash and cash equivalents at end of year.........................     $17,822             $15,309             $8,113
                                                                  ===========         ===========        ===========

                             See Accompanying Notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                  JULY 31, 2000
                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION AND ACQUISITIONS

DELCO REMY AMERICA ACQUISITION

     On August 1, 1994, Delco Remy International, Inc. (the "Company" or "DRI") through a wholly-owned subsidiary, Delco Remy America, Inc. ("DRA"), purchased substantially all of the assets, other than facilities, and assumed certain liabilities of specific business activities of the Delco Remy Division of General Motors Corporation (the "GM Acquisition"). The specific business activities purchased are engaged in the design, manufacture, remanufacture and sale of heavy duty starter motors and generators, automotive starter motors, and related components.

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

     Concurrent with the GM Acquisition, the Company entered into certain supply agreements with GM whereby the Company would be the sole-source supplier to GM for component parts manufactured by the Company at the date of the GM Acquisition. The supply agreement for automotive starter motors has an initial term of ten years, while the supply agreement for heavy duty starter motors and generators had an initial term of six years. In fiscal year 1999, the Company and GM amended the agreement for the Company's price of automotive products and extended the agreement term to August 31, 2008.

2000 ACQUISITIONS

     In August 1999, the Company, through a wholly-owned subsidiary, purchased the assets of Engine Master, a remanufacturer of gasoline engines located in Dallas, Texas, for $5,844 in cash. The acquisition was treated as a purchase for accounting purposes and resulted in goodwill of $1,076 which is being amortized over 35 years.

     In March 2000, the Company, through a wholly-owned subsidiary, purchased 100% of the capital shares of M&M Knopf Auto Parts, Inc. ("Knopf") from certain shareholders. The purchase price of $61,322, net of cash acquired and including the payoff of certain debt of Knopf, was funded through proceeds from the Company's Senior Credit Facility and is subject to certain adjustments. The acquisition was accounted for as a purchase. Resulting goodwill of approximately $37,000 is being amortized over 30 years. The purchase price is subject to an additional contingent payment of cash and/or common stock of the Company in fiscal year 2005, subject to the achievement by Knopf of certain earnings goals. The amount of this payment cannot currently be determined. This additional contingent purchase price, if any, will increase the goodwill recorded for the acquisition and will be amortized over its remaining useful life. Results of operations for Knopf are included in the Company's financial statements effective March 10, 2000. Knopf is engaged in automotive component recovery and exchange.

In April 2000, the Company, through a wholly-owned subsidiary, purchased 100% of the capital shares of Elmot-DR Sp z.o.o., a Polish manufacturer of starters and alternators for the OEM and aftermarket in Europe, for $839 in cash, net of cash acquired. The acquisition was treated as a purchase for accounting purposes with no resulting goodwill.

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

     On June 25, 1999, the Company, through a wholly-owned subsidiary, purchased 31% of the capital shares of Delco Remy Korea (formally Remy Korea Limited) from certain shareholders for $6,204 in cash, net of cash acquired. The purchase was funded through proceeds from the Company's Senior Credit Facility. This investment increased the Company's ownership position in Delco Remy Korea to 81%. The acquisition was treated as a purchase for accounting purposes with no resulting goodwill. During fiscal year 1997, the Company acquired a 50% interest in Delco Remy Korea for approximately $5,300. Effective June 25, 1999, the Company accounted for Delco Remy Korea as a consolidated subsidiary. It was accounted for under the equity method prior to that date. Delco Remy Korea is a manufacturer of automotive starter motors and parts for the U.S. original equipment market, as well as customers in Asian markets.

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

     In March 1998, the Company acquired 37% of Sahney Paris Rhone Ltd. ("SPR"), an Indian remanufacturer of starters and alternators which sells principally to the Indian market. SPR is accounted for under the equity method.

     The Company acquired the starter and alternator remanufacturing operations of Lucas Varity in the United Kingdom on April 6, 1998. The purchase price was $4,773 (including fees and expenses), and resulting goodwill of $535 is being amortized over 35 years. The acquisition was accounted for as a purchase and is included in the consolidated financial statements from date of acquisition. Located in England, the Lucas line of remanufactured starters and alternators is a market leader in the U.K. independent aftermarket.

     On July 16, 1998, the Company acquired Electro Diesel Rebuild ("EDR") in Belgium and Electro Rebuild Tunisia located in Tunisia, which produce heavy duty and automotive starters and alternators for the European replacement market. The purchase price was $7,586 (including fees and expenses) and was funded by the proceeds from a loan facility. Resulting goodwill of $4,663 is being amortized over 35 years. The acquisition is being accounted for as a purchase and is included in the consolidated financial statements from the date of acquisition.

UNAUDITED PRO FORMA RESULTS OF OPERATIONS

     The unaudited pro forma consolidated results of operations, assuming the Williams, Delco Remy Korea and Knopf acquisitions had been consummated as of the beginning of the preceding year, are as follows:

                                                                            FOR THE YEAR ENDED JULY 31
                                                                          ------------------------------
                                                                             2000                1999
                                                                          ----------          ----------
                Net sales........................................         $1,132,506          $1,052,335
                Operating income.................................             87,190             114,965
                Net income.......................................             15,123              32,270
                Basic earnings per share.........................               0.62                1.35
                Diluted earnings per share.......................               0.58                1.24

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

NATURE OF OPERATIONS

     The Company designs, manufactures, remanufactures and distributes electrical, powertrain/drivetrain and related components and provides core exchange services for automobiles and light trucks, medium- and heavy-duty trucks and other heavy-duty and industrial applications. Products include starter motors, alternators, engines, transmissions, torque converters, fuel systems and traction control systems. The Company serves the aftermarket and original equipment manufacturer market, principally in North America, as well as Europe, Latin America and Asia Pacific.

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

     The percentage of the Company's labor force covered by a collective bargaining agreement ("CBA") and covered by a CBA that will expire within one year is 29.7% and 0.1%, respectively.

     The Company conducts a significant portion of its business with GM. See
Note 11.

DERIVATIVE FINANCIAL INSTRUMENTS

     In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values, interest rates and commodity prices that can affect the cost of operating, investing and financing. Accordingly, the Company addresses a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The Company's objective is to reduce earnings and cash flow volatility associated with these fluctuations. The Company's derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of established policies and procedures designed to manage market risk. The Company does not enter into any derivative transactions for speculative purposes. From time to time, the Company enters into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. Gains and losses from hedges are classified in the statement of operations when the contracts are settled. Cash flows from hedges are classified in the consolidated statement of cash flows under the same category as the anticipated transactions. At maturity, non-deliverable forwards are settled at the difference between fair value and contract value. The notional amounts of the Company's foreign exchange contracts are summarized as follows:

                                                                                 JULY 31
                                                  ---------------------------------------------------------------------
                                                               2000                                   1999
                                                  ------------------------------          -----------------------------
                                                   BOOK VALUE         FAIR VALUE          BOOK VALUE         FAIR VALUE
                                                  -----------         ----------          ----------         ----------
         Forwards........................          $132,713             $6,048              $6,179             $6,259
         Non-deliverable forwards........            82,835             62,829                  --                 --


INVENTORIES

     Inventories are carried at lower of cost or market determined on the first-in, first-out (FIFO) method. Raw materials also include supplies and repair parts which consist of materials consumed in the manufacturing process but not directly incorporated into the finished products. Inventories at July 31, 2000 and 1999 consist of the following:

                                                                                         JULY 31
                                                                        -------------------------------------
                                                                              2000                1999
                                                                        ----------------   ------------------
                 Raw materials....................................              $132,713            $121,725
                 Work-in-process..................................                52,605              50,725
                 Finished goods...................................                82,835              59,715
                                                                        ----------------   -----------------
                                                                                $268,153            $232,165
                                                                        ================   =================

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

INVESTMENTS IN JOINT VENTURES

     Investments in companies representing an ownership interest of 20% to 50% are accounted for by the equity method. Joint ventures consisted of a 37% interest in Sahney Paris Rhone Ltd. ("SPR") in fiscal 1999 and fiscal 2000 and a 50% interest in Delco Remy Korea through June 25, 1999. Subsequent to that date, Delco Remy Korea was accounted for as a consolidated subsidiary (see Note 1). The Company's investment in SPR and its share of SPR's earnings were not significant relative to consolidated assets and earnings in fiscal years 2000 or 1999.

LONG-TERM ASSETS

     The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

RECOGNITION OF REVENUE

      Substantially all of the Company's revenue is recognized at the time product is shipped. The Company's remanufacturing operations obtain used diesel and gasoline engines, fuel systems, transmissions, starter motors and generators, commonly known as cores, from its customers as trade-ins. Net sales and cost of goods sold are reduced by $185,324, $156,383, and $160,731 for 2000, 1999 and 1998, respectively, to reflect the cost of cores returned for credit.

FOREIGN CURRENCY TRANSLATION

      Financial statements of foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and at the average exchange rate for each year for revenue and expenses. Translation adjustments are recorded as a separate component of stockholders' equity and reflected in comprehensive income (loss).

EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments including stock options, warrants and the Company's stock purchase plan. The effect of warrants and the stock purchase plan on diluted earnings per share is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Stock options did not affect the calculation of diluted earnings per share in fiscal years 2000 and 1999 because the exercise price of stock options outstanding was greater than the market price. Stock options, warrants, and stock purchase plans did not effect the calculation of the weighted average shares for the diluted loss per share in fiscal year 1998 because their effect would have been antidilutive.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                                  FOR THE YEAR ENDED JULY 31
                                                                 --------------------------------------------------------
                                                                       2000                1999               1998
                                                                 ----------------   -----------------   -----------------
Numerator:
   Income (loss) from continuing operations...............                $12,418             $28,346           $(2,187)
   Extraordinary item.....................................                     --                  --            (1,833)
                                                                 ----------------   -----------------   ---------------
   Numerator for basic and diluted earnings (loss) per
     share................................................                $12,418             $28,346           $(4,020)
                                                                 ================   =================   ===============
Denominator:
   Denominator for basic earnings (loss) per share -
     weighted average shares..............................             24,243,163          23,913,848        19,981,240
   Effect of dilutive securities:
      Warrants............................................              1,679,757           1,679,804                NA
      Stock purchase plan................................                  79,286             351,335                NA
                                                                 ----------------   -----------------   ---------------
   Denominator for diluted earnings (loss) per share......             26,002,206          25,944,987        19,981,240
                                                                 ================   =================   ===============

         On November 20, 1997, the Company authorized a 16.8-to-1 stock split which was effective on December 19, 1997. All share and per share amounts have been adjusted to reflect this split.

COMPREHENSIVE INCOME

         The Company's other comprehensive income consists of unrealized gains and losses on the translation of the assets and liabilities of its foreign operations. See Note 10.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments generally consist of cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The fair value of the Company's fixed rate debt was estimated using a discounted cash flow analysis based upon the Company's current incremental borrowing rates. With the exception of the Senior Notes and the Senior Subordinated Notes, the carrying amounts of these financial instruments approximated their fair value at July 31, 2000 and 1999. At July 31, 2000, the Senior Notes have a face value of $145,000 and a fair value of $133,212 and the Senior Subordinated Notes have a face value of $140,000 and a fair value of $139,580.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In 2000, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-5, which requires that the cost of start-up activities and organization costs be expensed as incurred. Adoption of this statement did not have material effect on the Company's financial position or results of operation.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized on the balance sheet at fair value. Changes in fair values of derivatives will be accounted for based upon their intended use and designation. SFAS No. 137 deferred the effective date of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is required to adopt this standard not later than the first quarter of fiscal year 2001. Since the Company's holdings in such instruments are minimal, adoption of this standard is not expected to have a material effect on the financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides the SEC staff's views on applying generally accepted accounting principles to revenue recognition in the financial statements. It does not change existing rules on revenue recognition and is not expect to have a material effect on the Company's financial statements. This standard will be effective in the Company's fiscal year 2001.

3. NON-RECURRING CHARGES

     In May 2000, the Company completed plans for the realignment of certain manufacturing facilities in the United States, Canada and the United Kingdom. A one-time charge of $35,222 was recorded in the fourth quarter for the estimated cost of the plan. The reserve included $27,098 for the estimated cost of various voluntary and involuntary employee separation programs associated with the resulting workforce reductions. A total of $5,011 was paid in fiscal 2000 and $17,770, $2,444 and $1,873 are estimated to be paid in fiscal 2001, 2002, and 2003, respectively. The reserve also includes $8,124, net of salvage value, for the write-down of certain production assets which will no longer be used as a result of the realignment. Additionally, a reserve of $1,050 was established in connection with the acquisition of Elmot in March 2000.

     In May 1998, the Company offered an incentive separation payment to DRA hourly employees through an employee termination program. A total of 337 employees accepted the Company's offer. A reserve of $26,515 was established for these separation costs, $9,974 of which were paid in fiscal year 1998, $11,565 of which were paid in fiscal year 1999, and $3,889 of which were paid in fiscal year 2000. The remaining $1,087 is to be paid in fiscal year 2001.

     In May 1997, the Company decided to realign the manufacturing operations of DRA to utilize focus factory manufacturing concepts and to close the Company's operations in the old vertically-integrated factories that were leased from GM. These decisions resulted in the impairment of certain production assets with a carrying amount of $30,321 ($25,279 of which was property and equipment and $5,042 of which was related tooling and other supplies) which the Company sold or otherwise disposed of. In fiscal year 1998, the reserve established for this charge was reduced $5,366 to reflect the utilization of certain assets previously targeted for disposal. The Company estimated the loss on disposal including related costs at $26,260. In addition, the Company estimated a cost of $8,240 for reducing its workforce through several transition programs. In fiscal year 1998, this reserve was increased $5,232 to reflect greater than anticipated participation in the various workforce transition programs. Some of the operations for the closed facilities were transferred to the new focus factories and others were outsourced.

     The following table summarizes the provisions and reserves for non-recurring charges:

                                                               TERMINATION        EXIT/IMPAIRMENT
                                                                BENEFITS               COSTS                TOTAL
                                                           -------------------   ------------------   ------------------
Reserve at August 1, 1997............................                   $8,240              $29,137              $37,377
Provision in 1998....................................                   26,515                   --               26,515
Change in estimate...................................                    5,232               (5,366)                (134)
Payments and charges in 1998.........................                  (19,204)              (9,035)             (28,239)
                                                           -------------------   ------------------   ------------------
Reserve at July 31, 1998.............................                   20,783               14,736               35,519
Payments and charges in 1999.........................                  (15,808)             (13,845)             (29,653)
                                                           -------------------   ------------------   ------------------
Reserve at July 31, 1999.............................                    4,975                  891                5,866
Provision in 2000....................................                   27,098                8,124               35,222
Payments and charges in 2000.........................                   (8,900)              (8,460)             (17,360)
Reserve established in acquisition of business.......                    1,050                   --                1,050
                                                           -------------------   ------------------   ------------------
Reserve at July 31, 2000.............................                  $24,223                 $555              $24,778
                                                           ===================   ==================   ==================

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the allowance for doubtful accounts is as follows:

                                                                                FOR THE YEAR ENDED JULY 31
                                                              -------------------------------------------------------------
                                                                      2000                  1999                 1998
                                                              ------------------    ------------------   ------------------
Balance at beginning of year..............................                $2,105                $2,083               $2,935
Additions charged to costs and expenses...................                 1,401                 1,984                1,037
Acquisition of certain businesses.........................                 1,049                    50                   28
Uncollectible accounts written off, net of recoveries.....                (1,585)               (2,012)              (1,917)
                                                              ------------------    ------------------   ------------------

Balance at end of year....................................                $2,970                $2,105               $2,083
                                                              ==================    ==================   ==================

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                                                 JULY 31
                                                                                 ---------------------------------------
                                                                                        2000                  1999
                                                                                 ------------------   ------------------
Land and buildings.........................................................                 $19,231             $ 16,281
Buildings under capital leases.............................................                  25,312               22,304
Leasehold improvements.....................................................                  16,332               10,737
Machinery and equipment....................................................                 236,699              209,405
                                                                                 ------------------   ------------------
                                                                                           $297,574             $258,727
                                                                                 ==================   ==================

6. LONG-TERM DEBT

     Borrowings under long-term debt arrangements consist of the following:

                                                                                                 JULY 31
                                                                                 ---------------------------------------
                                                                                        2000                  1999
                                                                                 ------------------   ------------------
Senior Credit Facility:
   Revolving acquisition loans............................................                 $146,884              $96,784
Senior Subordinated Notes.................................................                  140,000              140,000
Senior Notes..............................................................                  145,000              145,000
GM Subordinated Debenture.................................................                   18,802               18,630
Other, including capital lease obligations................................                   41,038               47,113
                                                                                 ------------------   ------------------
                                                                                            491,724              447,527
Less current portion......................................................                    7,454               12,596
                                                                                 ------------------   ------------------
                                                                                           $484,270             $434,931
                                                                                 ==================   ==================

SENIOR CREDIT FACILITY

     On November 13, 1998, the Company amended its Senior Credit Facility. Pursuant to the Senior Credit Facility, as amended, revolving loans are available in the aggregate principal amount of $300,000 for general purposes (including acquisitions). The Senior Credit Facility terminates on October 31, 2003. The Company has the option of paying an interest rate of one bank's prime rate or a LIBOR-based rate. The weighted average interest on amounts outstanding at July 31, 2000 and 1999 was 8.15% and 7.21%, respectively.

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

SENIOR SUBORDINATED NOTES

     On August 2, 1996, the Company issued $140,000 of 10 5/8% Senior Subordinated Notes due August 1, 2006 (the "Senior Subordinated Notes").

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

SENIOR NOTES

     On December 22, 1997, the Company issued $145,000 of 8 5/8% Senior Notes due December 15, 2007 (the "Senior Notes"). The proceeds from the Senior Notes were $141,375, net of issuance costs. The proceeds were used to repay higher interest bearing debt.

     The Senior Notes are general unsecured senior obligations of the Company and rank pari passu in right of payment with all existing and future senior indebtedness of the Company and senior in right of payment to all existing and future subordinated obligations of the Company. In addition, the obligations of the Company under the Senior Notes will be fully and unconditionally guaranteed on a joint and several basis by each of the Company's existing and future domestic restricted subsidiaries. The subsidiary guarantees will rank pari passu in right of payment with all existing and future senior indebtedness of the subsidiary guarantors and senior in right of payment to all existing and future subordinate obligations of the subsidiary guarantors. The Senior Notes and the subsidiary guarantees will be effectively subordinated to all existing and future secured indebtedness of the Company and the subsidiary guarantors as well as to any liabilities of subsidiaries other than subsidiary guarantors.

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

CAPITAL LEASE OBLIGATIONS

     Capital leases have been capitalized using interest rates ranging from 8.1% to 15.2%. The carrying value of assets under capital leases were $16,026 and $17,832 at July 31, 2000 and 1999, respectively.

OTHER

     Total cash interest paid for 2000, 1999 and 1998 was $46,835, $41,502, and $33,397 , respectively.

     Required principal payments of long-term debt and capitalized leases are as follows:

              2001.....................................................               $7,454
              2002.....................................................                5,193
              2003.....................................................                4,455
              2004.....................................................              170,724
              2005.....................................................                3,543
              Thereafter...............................................              300,355
                                                                                ------------
                                                                                    $491,724
                                                                                ============

7. EMPLOYEE BENEFIT PLANS

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

     The changes in benefit obligations and plan assets, components of expense, and assumptions for the plans are as follows:

                                                                                       POST-RETIREMENT HEALTH CARE AND LIFE
                                                      PENSION BENEFITS                           INSURANCE PLANS
                                            -----------------------------------        -----------------------------------
                                              2000          1999          1998           2000          1999          1998
                                              ----          ----          ----           ----          ----          ----
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligation at beginning of
   year...............................      $18,406       $17,656       $12,575        $15,040       $13,006       $11,619
Service cost..........................        2,618         2,111         2,012          2,782         3,538         3,384
Interest cost.........................        1,584         1,237           930          1,028           924           637
Amendments............................        2,496            --          (430)            --            --            --
Actuarial (gain)/losses...............          752        (1,636)        3,077           (404)       (2,428)       (2,634)
Benefits paid.........................       (1,202)        (962)         (508)           (330)           --            --
Curtailment gains.....................         (210)           --            --         (2,382)           --            --
                                            -------       -------       -------        -------       -------       -------
Benefit obligation at end of year.....      $24,444       $18,406       $17,656        $15,734       $15,040       $13,006
                                            =======       =======       =======        =======       =======       =======

CHANGE IN PLAN ASSETS
Fair value of plan assets at
   beginning of year..................      $16,749       $12,516        $9,663         $   --        $   --        $   --
Actual return on plan assets..........        1,687         1,635         1,158             --            --            --
Employer contributions................        4,317         3,560         2,203             --            --            --
Benefits paid.........................       (1,202)         (962)         (508)            --            --            --
                                            -------       -------       -------        -------       -------       -------
Fair value of plan assets at end of
   year...............................      $21,551       $16,749       $12,516         $   --        $   --        $   --
                                            =======       =======       =======        =======       =======       =======

Funded status.........................      $(2,893)      $(1,657)      $(5,140)      $(15,734)     $(15,040)     $(13,006)
Unrecognized actuarial gain...........       (1,014)       (1,819)         (322)        (5,905)       (6,010)       (3,488)
Unrecognized prior service cost.......        2,621           757           834             --            --            --
                                            -------       -------       -------        -------       -------       -------
Net amount recognized.................      $(1,286)      $(2,719)      $(4,628)      $(21,639)     $(21,050)     $(16,494)
                                            =======       =======       =======        =======       =======       =======

Amounts recognized in the
  consolidated balance sheet
  consist of:
Accrued benefit liability.............      $(3,262)      $(2,719)      $(4,206)      $(21,639)     $(21,050)     $(16,494)
Minimum pension liability adjustment..        1,976            --          (422)            --            --            --
                                            -------       -------       -------        -------       -------       -------
Net amount recognized.................      $(1,286)      $(2,719)      $(4,628)      $(21,639)     $(21,050)     $(16,494)
                                            =======       =======       =======        =======       =======       =======
COMPONENTS OF EXPENSE
Service costs.........................       $2,618        $2,111        $2,012         $2,782        $3,538        $3,384
Interest costs........................        1,584         1,237           930          1,028           924           637
Expected return on plan assets........       (1,802)       (1,331)       (1,016)            --            --            --
Amortization of prior service cost....          158            77            77             --            --            --
Recognized net actuarial loss/(gain)..           --             8          (103)          (314)           93          (203)
Curtailments..........................          266            --            --             --            --            --
                                            -------       -------       -------        -------       -------       -------
Net periodic pension cost.............       $2,824        $2,102        $1,900         $3,496        $4,555        $3,818
                                            =======       =======       =======        =======       =======       =======

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate.......................           7.75%         7.75%        7.00%           8.00%         7.75%        7.00%
Expected return on plan assets......          10.00%        10.00%       10.00%             --            --           --

Rate of compensation increase.......           5.00%         5.00%        5.00%           5.00%         5.00%        5.00%

      Measurement of the accumulated post-retirement benefit obligation was based on a 10.00% annual rate of increase in the cost of covered health care benefits. The rate was assumed to decrease ratably to 5.25% through 2004 and remain level at that rate thereafter. An increase and decrease of one-percentage-point in the assumed health care trend rates would have the following effects on 2000 service and interest cost and the accumulated post-retirement benefit obligation at July 31, 2000.

                                                                                1% INCREASE            1% DECREASE
                                                                                -----------            -----------
Effect on total of service and interest cost components of net
  periodic post-retirement health care benefit cost....................         $    1,132             $     (766)
Effect on the health care component of the accumulated post-retirement
  benefit obligation...................................................              3,798                 (2,858)

DEFINED CONTRIBUTION PLANS

     Various subsidiaries of the Company sponsor voluntary savings plans for eligible salaried and hourly employees. These plans allow participants to make contributions pursuant to section 401(k) of the Internal Revenue Code. Certain of these plans have Company matching contribution provisions. Charges to operations were $1,731, $1,227, and $953 in 2000, 1999 and 1998, respectively.

PROFIT SHARING PLANS

     DRA sponsors profit sharing plans covering substantially all of its employees. Distributions are determined based upon formulas established by management and are made annually. Profit sharing expense for 2000, 1999 and 1998 was $2,514, $1,804 and $918, respectively.

8. STOCKHOLDERS' EQUITY

     All shares of Class A Common Stock and Class B Common Stock are identical and entitle the holders thereof to the same rights and privileges, provided that except as otherwise required by law, the holders of Class B Common Stock shall have no voting rights. Each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock.

STOCK PURCHASE PLAN

    On October 21, 1994, the Company approved a private placement memorandum whereby the Company is authorized to offer for sale to certain members of management of DRA up to 1,596,000 shares of Class A Common Stock. Shares issued pursuant to this plan generally vest over three to five years. As of July 31, 2000, 1,450,400 shares were issued of which 1,355,200 shares were vested. As of July 31, 2000, 310,800 of these shares had been issued at a price approximating book value. Unearned compensation was amortized over the relevant vesting periods. The stockholder notes receivable of $328 and $322 at July 31, 2000 and 1999, respectively, are associated with the sale of Class A Common Stock and are payable in 2000 through 2002 together with interest at 9.25% per annum.

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

DIVIDENDS

     The Company has never paid dividends on its common stock. Payment of dividends is at the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and capital requirements and the terms of the Company's financing agreements. The Company plans to retain future earnings for use in the business in the foreseeable future. The ability of the Company to make dividend payments is also restricted by the terms of certain of its debt instruments.

STOCK OPTIONS

     The Company has two fixed stock option plans which reserve shares of common stock for issuance to executives, key employees, and directors.

     In December 1997, the Company adopted the Stock-Based Incentive Compensation Plan whereby employees of the Company are eligible to be granted incentive stock options or non-qualified stock options. As of July 31, 2000, an aggregate total of 1,224,000 shares are reserved for grants of stock options, stock appreciation rights, and restricted stock awards under the plan.

     In December 1997, the Company adopted the Non-Qualified Stock Option Plan for Non-Employee Directors whereby non-employee directors are eligible to be granted non-qualified stock options. As of July 31, 2000, a total of 100,000 shares were reserved for grant under the plan. On December 16, 1997 and December 16, 1999, each non-employee director of the Company was granted options to purchase 2,000 shares. The non-employee directors waived their rights to the December 16, 1998 grants of 2,000 shares each. On December 16, 2000, and through December 16, 2001, an additional 2,000 options will be granted annually to non-employee directors.

     The exercise price of stock options granted may not be less than the fair market value of a share of common stock on the date of the grant. Options become exercisable in periods ranging from one to five years and vest ratably over a period of five years from the date of the grant. Information regarding these option plans is as follows:


                                                                                                  WEIGHTED AVERAGE
                                                                                  SHARES           EXERCISE PRICE
                                                                                ----------         --------------
Initial grant of options (weighted average fair value of $5.56)............       258,700                 $12.00
Cancelled..................................................................        (7,600)                 12.00
                                                                                ---------
Outstanding as of July 31, 1998............................................       251,100                  12.00
Granted (weighted average fair value of $5.45).............................       224,100                  11.75
Cancelled..................................................................       (39,460)                 11.92
                                                                                ---------
Outstanding as of July 31, 1999............................................       435,740                  11.88
Granted (weighted average fair value of $3.48).............................       281,065                   8.69
Cancelled..................................................................       (87,670)                 11.44
                                                                                ---------
Outstanding as of July 31, 2000............................................       629,135                 $10.53
                                                                                =========

     At July 31, 2000, approximately 111,000 options were exercisable and approximately 694,865 additional shares were available for grant under the Company's plans.

     No options were exercised during 2000, 1999, or 1998. The exercise prices for all outstanding options ranges between $6.81 and $14.13. The remaining contractual life of all options is approximately 8.2 years.

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

                                                                                           2000            1999            1998
                                                                                           ----            ----            ----
     Risk-free interest rate..........................................................     6.00%           5.00%           5.00%
     Dividend yield...................................................................     0.00%           0.00%           0.00%
     Volatility factor of the expected market price of the Company's common stock.....     0.22            0.30            0.30
     Expected life of the options (years).............................................     7               8               8

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

     For purpose of pro forma disclosures, the estimated fair value of the options are amortized to expense over the related vesting period. Because compensation expense is recognized over the vesting period, the initial impact on pro forma net income may not be representative of compensation expense in future years, when the effect of amortization of multiple awards would be reflected in the consolidated statements of operations. The Company's pro forma information giving effect to the estimated compensation expense related to stock options is as follows:

                                                                               FOR THE YEAR ENDED JULY 31
                                                                     ----------------------------------------------
                                                                        2000              1999               1998
                                                                        ----              ----               ----
        Pro forma net income (loss)..............................     $12,184            $28,109            $(4,128)
        Pro forma earnings (loss) per share:
           Basic.................................................        0.50               1.18               (.21)
           Diluted...............................................        0.47               1.08               (.21)


9.   INCOME TAXES

     The following is a summary of the components of the provision for income taxes (benefit):

                                                                               FOR THE YEAR ENDED JULY 31
                                                                     ----------------------------------------------
                                                                       2000                1999               1998
                                                                       ----                ----               ----
Current:
   Federal................................................           $    669           $    257           $(2,916)
   State and local........................................              1,323              1,478              2,276
   Foreign................................................              7,157              5,214              2,834
                                                                     --------           --------           --------
                                                                        9,149              6,949              2,194
                                                                     --------           --------           --------
Deferred:
   Federal................................................              1,280              7,146             (1,019)
   State and local........................................              3,350              1,703             (1,227)
   Foreign................................................             (2,319)               656               --
                                                                     --------           --------           --------
                                                                        2,311              9,505             (2,246)
                                                                     --------           --------           --------
                                                                     $11,460            $ 16,454           $    (52)
                                                                     =======            ========           ========

     Income (loss) before income taxes (benefit), minority interest in income of subsidiaries, income (loss) from unconsolidated joint ventures, preferred dividend requirement of subsidiary and deemed dividend on preferred stock conversion was taxed in the following jurisdictions:

                                                                               FOR THE YEAR ENDED JULY 31
                                                                     ----------------------------------------------
                                                                       2000                1999               1998
                                                                       ----                ----               ----

Domestic..................................................           $   8,031           $25,101           $ (10,789)
Foreign...................................................              23,174             19,844             10,655
Eliminations..............................................                (233)            (1,644)             --
                                                                     ---------           --------          ---------
                                                                     $  30,972           $ 43,301          $    (134)
                                                                     =========           ========          =========

     A reconciliation of income taxes at the United States federal statutory rate to the effective income tax rate follows:

                                                                               FOR THE YEAR ENDED JULY 31
                                                                       -------------------------------------------
                                                                        2000               1999               1998
                                                                        ----               ----               ----
Federal statutory income tax rate.........................              35.0%              35.0%              35.0%
State and local income taxes -- net of federal tax benefit               7.9                4.8              (21.7)
Foreign operations........................................             (10.6)              (2.3)              43.0
Goodwill..................................................               2.4                 .7              (13.3)
Other items...............................................               2.3                (.2)              (4.2)
                                                                       -----              -----              -----
Effective income tax rate.................................              37.0%              38.0%              38.8%
                                                                       =====              =====              =====

     State and local income taxes include provisions for Indiana and Michigan which do not provide proportional benefit in loss years.

     The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                                                                                   JULY 31
                                                                                        -----------------------------
                                                                                           2000                1999
                                                                                           ----                ----
Deferred tax assets:
   Non-recurring charges.......................................................          $ 11,079           $  2,244
   Employee benefits...........................................................            10,096              9,648
   Inventories.................................................................             4,609              4,576
   Warranty....................................................................             2,625              3,350
   Non-compete agreements......................................................               824                789
   Alternative minimum tax credits.............................................             3,825              5,309
   Net operating loss carryforwards............................................            12,414              7,925
   Other.......................................................................             6,656              1,615
                                                                                         --------           --------
Total deferred tax assets......................................................            52,128             35,456
   Valuation allowance.........................................................            (7,779)            (2,507)
                                                                                         --------           --------
Deferred tax assets net of valuation allowance.................................            44,349             32,949
Deferred tax liabilities:
   Depreciation................................................................           (20,674)           (17,633)
   Other.......................................................................           (15,557)            (4,887)
                                                                                         --------           --------
     Total deferred tax liabilities............................................           (36,231)           (22,520)
                                                                                         --------           --------
   Net deferred tax asset after valuation allowance..........................            $  8,118           $ 10,429
                                                                                         ========           ========

     The Company's alternative minimum tax credit may be carried forward indefinitely. The Company's net operating loss carryforwards expire between 2018 and 2019. Income tax payments (refunds), including state taxes, for 2000, 1999 and 1998 were $10,726, $617 and ($483), respectively.

     No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries ($50,837 at July 31, 2000) because it is expected that such earnings will be reinvested in these foreign operations indefinitely. It is not practical to estimate the amount of taxes that might be payable on the eventual remittances of such earnings.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

         The Company's other comprehensive loss consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations. The before tax net loss, related income tax benefit and accumulated balance are as follows:

                                                                    2000                 1999                 1998
                                                                    ----                 ----                 ----
          Foreign currency translation adjustment:
             Before tax loss.........................           $   (6,859)          $   (3,939)         $   (3,794)
             Income tax benefit......................               (2,538)              (1,497)             (1,472)
                                                                ----------           ----------          ----------
             After tax loss..........................           $   (4,321)          $   (2,442)         $   (2,322)
                                                                ==========           ==========          ==========
         Accumulated other comprehensive loss........           $  (10,837)          $   (6,516)         $   (4,074)
                                                                ==========           ==========          ==========

11.  TRANSACTIONS WITH GM

     The Company and GM have entered into several transactions and agreements related to their respective businesses. In addition to the transactions disclosed elsewhere in the accompanying consolidated financial statements and related notes, the Company entered into the following transactions with GM:

                                                   FOR THE YEAR ENDED JULY 31
                                                 -------------------------------
                                                   2000      1999(a)     1998(a)
                                                 --------   --------    --------
     Sales...................................    $332,665   $359,162    $307,048
     Material purchases and costs for
      services...............................       4,500     34,273      52,273

     (a) Includes transactions with Delphi Automotive Systems Corporation which was divested by GM in 1999.

     In addition, the Company had the following balances with GM:

                                                       JULY 31
                                                 ------------------
                                                   2000       1999
                                                 -------    -------
     Trade accounts receivable..............     $32,722    $43,490
     Other receivables......................       4,768      4,990

12.  LEASE COMMITMENTS

     The Company occupies space and uses certain equipment under lease arrangements. Rent expense was $9,091, $7,793 and $8,207 for 2000, 1999 and 1998, respectively. Rental commitments at July 31, 2000 for long-term non-cancelable operating leases were as follows:

                          Year ending 2001...     $ 7,339
                          Year ending 2002...       5,451
                          Year ending 2003...       4,202
                          Year ending 2004...       3,940
                          Year ending 2005...       3,371
                          Thereafter ........      14,017
                                                  -------
                                                  $38,320
                                                  =======

13.  COMMITMENTS AND CONTINGENCIES

     The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. The Company believes that the ultimate liability, if any, in excess of amounts already provided for in the financial statements or covered by insurance on the disposition of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

14.  BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

     The Company is a global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor, and a provider of core exchange services. Products include starter motors, alternators, engines, transmissions, traction control systems, torque converters and fuel systems which are principally sold or distributed to OEMs for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. It manages its business and operates in a single reportable business segment. Because of the similar economic characteristics of the operations, including the nature of products, production processes, customers and methods of distribution, those operations have been aggregated following the provisions of SFAS No. 131 for segment reporting purposes.

     The Company is a multi-national corporation with operations in many countries, including the United States, Canada, Mexico, Brazil, Hungary, Poland, Germany, Korea, the United Kingdom, Ireland, Belgium, Tunisia and the Netherlands. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Korean Won, the Mexican Peso and various European currencies. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both denominated in the local currency. From time to time, the Company enters into exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. Sales are attributed to geographic locations based on the location of product production.

                                              FOR THE YEAR ENDED JULY 31
                                        -------------------------------------
                                           2000         1999          1998
                                        ----------    ----------   ----------
   NET SALES TO EXTERNAL CUSTOMERS:
   United States ..................     $  937,451    $  845,945   $  733,551
   Europe .........................         62,427        46,325       23,547
   Canada .........................         43,811        47,270       44,660
   Asia Pacific ...................         33,695         3,386        --
   Other ..........................         13,554        10,780       13,555
                                        ----------    ----------   ----------

       Total net sales ............     $1,090,938    $  953,706   $  815,313
                                        ==========    ==========   ==========

                                                 JULY 31
                                        ------------------------
                                            2000          1999
                                        ----------    ----------
   LONG-LIVED ASSETS:
   United States ..................     $  300,785    $  280,785
   Europe .........................         27,015        23,960
   Canada .........................         12,342        11,361
   Asia Pacific ...................         29,843        25,310
   Other ..........................         21,475        12,389
                                        ----------    ----------
       Total long-lived assets ....     $  391,460    $  353,805
                                        ==========    ==========

     Customers that accounted for a significant portion of consolidated net sales were as follows:

                                              FOR THE YEAR ENDED JULY 31
                                        -------------------------------------
                                           2000          1999         1998
                                        ----------    ----------   ----------
   General Motors Corporation:
     North American OE Operations ...   $  257,684    $  241,288   $  209,695
     Other ..........................       74,981       117,874       97,353
   Navistar International Corporation      141,443       127,842           NA

     Sales to Navistar International Corporation accounted for less than 10% of consolidated net sales in 1998.

     Following is a summary of the composition by product category of the Company's sales to external customers. Third-party sales for core exchange services, which were not significant in fiscal year 2000, are included in the "Other" category.

                                              FOR THE YEAR ENDED JULY 31
                                        -------------------------------------
                                           2000          1999         1998
                                        ----------    ----------   ----------
     Electrical systems .............   $  859,045    $  793,727   $  697,448
     Powertrain/drivetrain ..........      194,303       149,279      110,370
     Other ..........................       37,590        10,700        7,495
                                        ----------    ----------   ----------
     Total ..........................   $1,090,938    $  953,706   $  815,313
                                        ==========    ==========   ==========

15.  OTHER INFORMATION

SUPPLEMENTAL CASH FLOW INFORMATION

                                                            FOR THE YEAR ENDED JULY 31
                                                         --------------------------------
                                                           2000        1999        1998
                                                         --------    --------    --------
   Cash paid for interest ............................   $ 46,835    $ 41,502    $ 33,397
   Cash paid for income taxes, net of refunds received     10,726         617        (483)
   Detail of acquisitions:

     Fair value of assets acquired ...................   $ 45,219    $ 63,786    $ 35,135
     Liabilities assumed .............................    (15,783)    (33,398)     (6,168)
     Goodwill recorded ...............................     38,569      23,383      29,778
     Minority interest ...............................       --        (5,450)       --
     Common stock issued .............................       --          --       (23,023)
                                                         --------    --------    --------
     Net cash paid for acquisitions ..................     68,005      48,321      35,722
     Cash acquired ...................................      1,669       4,571         189
                                                         --------    --------    --------
     Total ...........................................   $ 69,674    $ 52,892    $ 35,911
                                                         ========    ========    ========

RESEARCH AND DEVELOPMENT COSTS

     The Company spent approximately $14,100, $13,500 and $13,300 in 2000, 1999 and 1998, respectively, on research and development activities. All expenditures were Company funded.

16.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR
     SUBSIDIARIES

     The Company conducts a significant portion of its business through subsidiaries. The Senior Notes and the Senior Subordinated Notes referred to in
Note 6, Long-term Debt, are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect wholly-owned subsidiaries (the Subsidiary Guarantors). Certain of the Company's subsidiaries do not guarantee the Senior Notes and the Senior Subordinated Notes (the Non-Guarantor Subsidiaries). The claims of creditors of Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

     Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at July 31, 2000 and 1999 and for the years ended July 31, 2000, 1999 and 1998.

     The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

     The following table sets forth the Guarantor and direct Non-Guarantor
Subsidiaries:

     GUARANTOR SUBSIDIARIES                 NON-GUARANTOR SUBSIDIARIES
     Delco Remy America, Inc.               Delco Remy Hungary RT (formerly Autovill RT Ltd.)
     Nabco, Inc.                            Power Investments Canada Ltd.
     The A&B Group, Inc.                    Remy UK Limited
     A&B Enterprises, Inc.                  Delco Remy International (Europe) GmbH
     Dalex, Inc.                            Remy India Holdings, Inc.
     A&B Cores, Inc.                        Remy Korea Holdings, Inc
     R&L Tool Company, Inc.                 Alberta Ltd.
     MCA, Inc. of Mississippi               World Wide Automotive Distributors, Inc.
     Power Investments, Inc.                Kraftube, Inc.
     Franklin Power Products, Inc.          Tractech (Ireland) Ltd.
     International Fuel Systems, Inc.       Central Precision Limited
     Marine Drive Systems, Inc.             Electro Diesel Rebuild
     Marine Corporation of America          Electro Rebuild Tunisia S.A.R.L. (Tunisia)
     Powrbilt Products, Inc.                Delco Remy Mexico, S. de R.L. de C.V.
     World Wide Automotive, Inc.            Publitech, Inc.
     Ballantrae Corporation                 Delco Remy Brazil, Ltda.
     Tractech Inc.                          Western Reman Ltd. (Canada)
     Williams Technologies, Inc.            Engine Rebuilders Ltd.
     Western Reman, Inc.                    Reman Transport Ltd.
     Engine Master, L.P.                    Delco Remy Remanufacturing
     M & M Knopf Auto Parts, Inc.           Delco Remy Germany GmbH
                                            Remy Componentes S. de R.L. de C.V.
                                            Delco Remy Belgium BVBA
                                            Magnum Power Products, LLC
                                            Elmot-DR, Sp.z.o.o.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES



                                                      CONDENSED CONSOLIDATING BALANCE SHEET
                                                                   JULY 31, 2000
                                   ---------------------------------------------------------------------------
                                    DELCO REMY
                                   INTERNATIONAL                    NON-
                                    INC. (PARENT   SUBSIDIARY     GUARANTOR
                                   COMPANY ONLY)   GUARANTORS    SUBSIDIARIES   ELIMINATIONS      CONSOLIDATED
                                   -------------   ----------    ------------   ------------      ------------
   ASSETS:
   Current assets:
      Cash and cash equivalents      $    --       $     666      $  17,156      $    --           $  17,822
      Trade accounts receivable           --         140,270         29,293           --             169,563
      Other receivables ........          --           7,982          7,251           --              15,233
      Inventories ..............          --         220,944         49,258         (2,049)(b)       268,153
      Deferred income taxes ....        15,370          --            2,775           --              18,145
      Other current assets .....         1,613         2,643          4,608           --               8,864
                                     ---------     ---------      ---------      ---------         ---------

   Total current assets ........        16,983       372,505        110,341         (2,049)          497,780

   Property and equipment ......            40       212,528         85,006           --             297,574
   Less accumulated depreciation            40        81,865         13,758           --              95,663
                                     ---------     ---------      ---------      ---------         ---------
   Property and equipment, net .          --         130,663         71,248           --             201,911

   Deferred financing costs ....         7,261         2,171           --             --               9,432
   Goodwill, net ...............          (185)      148,045         23,172           --             171,032
   Investment in affiliates ....       488,843          --             --         (483,510)(a)         5,333
   Other assets ................           671           612          2,469           --               3,752
                                     ---------     ---------      ---------      ---------         ---------

   Total assets ................     $ 513,573     $ 653,996      $ 207,230      $(485,559)        $ 889,240
                                     =========     =========      =========      =========         =========

----------
(a)  Elimination of investments in subsidiaries.
(b)  Elimination of intercompany profit in inventory.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES


                                                                   CONDENSED CONSOLIDATING BALANCE SHEET
                                                                               JULY 31, 2000
                                                  -------------------------------------------------------------------------
                                                   DELCO REMY
                                                  INTERNATIONAL                    NON-
                                                   INC. (PARENT    SUBSIDIARY    GUARANTOR
                                                  COMPANY ONLY)    GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                  -------------    ----------   ------------    ------------   ------------
   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
      Accounts payable ........................     $   1,256      $ 105,695      $  34,993      $    --        $ 141,944
      Intercompany accounts ...................        73,912        (56,141)       (17,170)          (601)(c)       --
      Accrued interest payable ................         9,001            132          1,725           --           10,858
      Accrued non-recurring charges ...........          --           21,148          3,630           --           24,778
      Other liabilities and accrued expenses ..         3,924         23,163         12,998           --           40,085
      Current debt ............................          --            1,868          5,586           --            7,454
                                                    ---------      ---------      ---------      ---------      ---------

   Total current liabilities ..................        88,093         95,865         41,762           (601)       225,119

   Deferred income taxes ......................         9,574           --              453           --           10,027
   Long-term debt, less current portion .......       285,000        184,283         14,987           --          484,270
   Post-retirement benefits other than pensions          --           21,639           --             --           21,639
   Accrued pension benefits ...................          --              662            624           --            1,286
   Other non-current liabilities ..............         2,243            985            660           (2)           3,886
   Minority interest in  subsidiaries .........          --            9,060         16,127           --           25,187

   Stockholders' equity:
      Common stock:
         Class A Shares .......................           182           --             --             --              182
         Class B Shares .......................            63           --             --             --               63
      Paid-in capital .........................       104,176           --             --             --          104,176
      Subsidiary investment ...................          --          266,087         91,624       (357,711)(a)       --
      Retained earnings .......................        24,570         75,415         51,830       (127,245)(b)     24,570
      Accumulated other comprehensive loss ....          --             --          (10,837)          --          (10,837)
      Stock purchase plan .....................          (328)          --             --             --             (328)
                                                    ---------      ---------      ---------      ---------      ---------

   Total stockholders' equity .................       128,663        341,502        132,617       (484,956)       117,826
                                                    ---------      ---------      ---------      ---------      ---------

   Total liabilities and stockholders' equity .     $ 513,573      $ 653,996      $ 207,230      $(485,559)     $ 889,240
                                                    =========      =========      =========      =========      =========

---------------
(a)  Elimination of investments in subsidiaries.
(b)  Elimination of investments in subsidiaries' earnings.
(c)  Elimination of intercompany profit in inventory.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES


                                                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                             FOR THE YEAR ENDED JULY 31, 2000
                                                     -----------------------------------------------------------------------------
                                                      DELCO REMY
                                                     INTERNATIONAL                     NON-
                                                      INC. (PARENT   SUBSIDIARY      GUARANTOR
                                                     COMPANY ONLY)   GUARANTORS     SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                                     -------------   -----------    ------------    ------------      ------------
   Net sales ....................................     $      --      $ 1,098,395     $   383,885    $  (391,342)(a)   $ 1,090,938

   Cost of goods sold ...........................            --          917,085         319,681       (391,342)(a)       845,424
                                                      -----------    -----------     -----------    -----------       -----------

   Gross profit .................................            --          181,310          64,204           --             245,514
   Selling, general and administrative expenses .          13,922         78,837          31,159           --             123,918
   Amortization of goodwill and intangibles .....             108          5,064           1,957           --               7,129
   Non-recurring charge .........................            --           30,133           5,089           --              35,222
                                                      -----------    -----------     -----------    -----------       -----------
   Operating (loss) income ......................         (14,030)        67,276          25,999           --              79,245
   Interest expense .............................         (30,259)       (16,646)         (1,861)          --             (48,766)
   Non-operating income .........................            --             --               493           --                 493
                                                      -----------    -----------     -----------    -----------       -----------
   (Loss) income before income tax (benefit),
     minority interest in income of subsidiaries,
     income (loss)from unconsolidated joint
     ventures and equity earnings of
     subsidiaries ...............................         (44,289)        50,630          24,631           --              30,972
   Income taxes (benefit) .......................         (13,966)        20,553           4,873           --              11,460
   Minority interest in income of subsidiaries ..            --           (3,244)         (3,498)          --              (6,742)
   Loss from unconsolidated  joint ventures .....            --             --              (352)          --                (352)
   Equity in earnings of subsidiaries ...........          42,741           --              --          (42,741)(b)          --
                                                      -----------    -----------     -----------    -----------       -----------

   Net income (loss) ............................     $    12,418    $    26,833     $    15,908    $   (42,741)      $    12,418
                                                      ===========    ===========     ===========    ===========       ===========

-------------
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                             FOR THE YEAR ENDED JULY 31, 2000
                                                        ------------------------------------------------------------------------
                                                        DELCO REMY
                                                       INTERNATIONAL                    NON-
                                                        INC. (PARENT   SUBSIDIARY     GUARANTOR
                                                       COMPANY ONLY)   GUARANTORS    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                       -------------   ----------    ------------   ------------    ------------
   OPERATING ACTIVITIES:
   Net income (loss) ..............................     $  12,418      $  26,833      $  15,908      $ (42,741)(a)   $  12,418
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
   Depreciation ...................................          --           19,044          7,082           --            26,126
   Amortization ...................................           108          5,064          1,957           --             7,129
   Minority interest in income of subsidiaries               --            3,244          3,498           --             6,742
   (Income) loss from unconsolidated joint ventures          --             --              352           --               352
   Equity (loss) in earnings of subsidiaries ......       (42,741)                                      42,741 (a)          --
   Deferred income taxes-current ..................          (373)          --           (2,775)          --            (3,148)
   Post-retirement benefits other than pensions              --              589           --             --               589
   Accrued pension benefits .......................                       (2,057)           624                         (1,433)
   Non-cash interest expense ......................         1,092            671           --             --             1,763
   Changes in operating assets and liabilities,
      net of acquisitions:
   Accounts receivable ............................          --           (2,046)           466           --            (1,580)
   Inventories ....................................          --          (15,245)        (2,967)          --           (18,212)
   Accounts payable ...............................           620         11,180          4,035           --            15,835
   Intercompany accounts ..........................        75,521        (76,633)         1,112           --              --
   Other current assets and liabilities ...........         3,904        (14,184)        (5,111)          --           (15,391)
   Non-recurring charge ...........................          --           30,133          5,089           --            35,222
   Cash payments for non-recurring charges ........          --           (8,230)          (670)          --            (8,900)
   Other non-current assets and liabilities, net           18,619         (8,150)         1,737           --            12,206
                                                        ---------      ---------      ---------      ---------       ---------
   Net cash provided by (used in) operating
      activities ..................................        69,168        (29,787)        30,337           --            69,718
                                                        ---------      ---------      ---------      ---------       ---------
   INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired .............       (69,168)          --            1,163           --           (68,005)
   Purchases of property and equipment ............          --          (17,365)       (21,006)          --           (38,371)
                                                        ---------      ---------      ---------      ---------       ---------
   Net cash used in investing activities ..........       (69,168)       (17,365)       (19,843)          --          (106,376)
                                                        ---------      ---------      ---------      ---------       ---------
   FINANCING ACTIVITIES:
   Net borrowing under revolving line of credit
      and other ...................................          --           48,060         (7,054)          --            41,006
   Distributions to minority interests ............          --             --           (1,200)                        (1,200)
                                                        ---------      ---------      ---------      ---------       ---------
   Net cash provided by financing activities ......                       48,060         (8,254)          --            39,806
                                                        ---------      ---------      ---------      ---------       ---------
   Effect of exchange rate changes on  cash .......          --             --             (635)          --              (635)
                                                        ---------      ---------      ---------      ---------       ---------
   Net increase (decrease) in cash and cash
      equivalents .................................          --              908          1,605           --             2,513
   Cash and cash equivalents at beginning of year            --             (242)        15,551           --            15,309
                                                        ---------      ---------      ---------      ---------       ---------
   Cash and cash equivalents at end of year .......     $    --        $     666      $  17,156      $    --         $  17,822
                                                        =========      =========      =========      =========       =========

-----------
(a)  Elimination of equity in earnings of subsidiary.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                       CONDENSED CONSOLIDATING BALANCE SHEET
                                                                  JULY 31, 1999
                                   --------------------------------------------------------------------------
                                    DELCO REMY
                                   INTERNATIONAL                   NON-
                                    INC. (PARENT   SUBSIDIARY    GUARANTOR
                                   COMPANY ONLY)   GUARANTORS   SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                   -------------   ----------   ------------    ------------     ------------
   ASSETS:
   Current assets:
      Cash and cash equivalents      $    --       $    (242)     $  15,551      $    --           $  15,309
      Trade accounts receivable           --         122,957         25,031           --             147,988
      Other receivables ........          --           6,657          8,839           --              15,496
      Inventories ..............          --         193,264         40,543         (1,642)(b)       232,165
      Deferred income taxes ....          --          14,997           --             --              14,997
      Other current assets .....          --           2,125            778           --               2,903
                                     ---------     ---------      ---------      ---------         ---------

   Total current assets ........          --         339,758         90,742         (1,642)          428,858

   Property and equipment ......            40       202,462         56,225           --             258,727
   Less accumulated depreciation            40        55,664          7,828           --              63,532
                                     ---------     ---------      ---------      ---------         ---------
   Property and equipment, net .          --         146,798         48,397           --             195,195

   Deferred financing costs ....         8,352         2,840           --             --              11,192
   Goodwill, net ...............          --         116,710         20,719           --             137,429
   Investment in affiliates ....       381,250            14              5       (376,513)(a)         4,756
   Other assets ................         2,411           858          1,964           --               5,233
                                     ---------     ---------      ---------      ---------         ---------

   Total assets ................     $ 392,013     $ 606,978      $ 161,827      $(378,155)        $ 782,663
                                     =========     =========      =========      =========         =========

-----------
(a)  Elimination of investments in subsidiaries.
(b)  Elimination of intercompany profit in inventory.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES


                                                                      CONDENSED CONSOLIDATING BALANCE SHEET
                                                                                  JULY 31, 1999
                                                  --------------------------------------------------------------------------
                                                   DELCO REMY
                                                  INTERNATIONAL                   NON-
                                                   INC. (PARENT   SUBSIDIARY    GUARANTOR
                                                  COMPANY ONLY)   GUARANTORS   SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                  -------------   ----------   ------------    ------------     ------------
   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
      Accounts payable ........................     $     636      $  90,185     $  28,518      $    --           $ 119,339
      Intercompany accounts ...................       (19,626)        44,513       (24,286)          (601)(c)          --
      Accrued interest payable ................         9,001          2,592            10           --              11,603
      Accrued non-recurring charges ...........          --            5,866          --             --               5,866
      Other liabilities and accrued expenses ..        (1,250)        27,622        10,733           --              37,105
      Current debt ............................          --            1,227        11,369           --              12,596
                                                    ---------      ---------     ---------      ---------         ---------

   Total current liabilities ..................       (11,239)       172,005        26,344           (601)          186,509

   Deferred income taxes ......................          --            4,560             8           --               4,568
   Long-term debt, less current portion .......       285,000        136,867        13,064           --             434,931
   Post-retirement benefits other than pensions          --           21,050          --             --              21,050
   Accrued pension benefits ...................          --            2,719          --             --               2,719
   Other non-current liabilities ..............         2,216          1,329          --             --               3,545
   Minority interest in  subsidiaries .........          --           10,663         9,158           --              19,821

   Stockholders' equity:
      Common stock:
         Class A Shares .......................           182           --            --             --                 182
         Class B Shares .......................            63           --            --             --                  63
      Paid-in capital .........................       104,176           --            --             --             104,176
      Subsidiary investment ...................          --          209,203        83,847       (293,050)(a)          --
      Retained earnings .......................        12,152         48,582        35,922        (84,504)(b)        12,152
      Accumulated other comprehensive loss ....          --             --          (6,516)          --              (6,516)
      Stock purchase plan .....................          (537)          --            --             --                (537)
                                                    ---------      ---------     ---------      ---------         ---------

   Total stockholders' equity .................       116,036        257,785       113,253       (377,554)          109,520
                                                    ---------      ---------     ---------      ---------         ---------

   Total liabilities and stockholders' equity .     $ 392,013      $ 606,978     $ 161,827      $(378,155)        $ 782,663
                                                    =========      =========     =========      =========         =========

-----------
(a)  Elimination of investments in subsidiaries.
(b)  Elimination of investments in subsidiaries' earnings.
(c)  Elimination of intercompany profit in inventory.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                            FOR THE YEAR ENDED JULY 31, 1999
                                                     ---------------------------------------------------------------------------
                                                      DELCO REMY
                                                     INTERNATIONAL                    NON-
                                                      INC. (PARENT   SUBSIDIARY     GUARANTOR
                                                     COMPANY ONLY)   GUARANTORS    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                     -------------   ----------    ------------     ------------    ------------

   Net sales .....................................     $    --        $ 953,652      $ 266,447      $(266,393)(a)     $ 953,706

   Cost of goods sold ............................          --          802,324        222,240       (264,749)(a)       759,815
                                                       ---------      ---------      ---------      ---------         ---------

   Gross profit ..................................          --          151,328         44,207         (1,644)(c)       193,891
   Selling, general and administrative expenses ..        11,241         67,587         21,054           --              99,882
   Amortization of goodwill and intangibles ......             5          4,680            518           --               5,203
                                                       ---------      ---------      ---------      ---------         ---------
   Operating (loss) income .......................       (11,246)        79,061         22,635         (1,644)           88,806
   Interest expense ..............................       (27,693)       (16,390)        (1,422)                         (45,505)
                                                       ---------      ---------      ---------      ---------         ---------
   (Loss) income before income tax (benefit),
      minority interest in income of subsidiaries,
      income from unconsolidated joint ventures
      and equity earnings of subsidiaries ........       (38,939)        62,671         21,213         (1,644)           43,301
   Income taxes (benefit) ........................        (4,528)        15,584          5,997           (599)(c)        16,454
   Minority interest in income of subsidiaries ...          --           (2,898)        (1,023)          --              (3,921)
   Income from unconsolidated  joint ventures ....          --             --            5,420           --               5,420
   Equity in earnings of subsidiaries ............        62,757           --             --          (62,757)(b)          --
                                                       ---------      ---------      ---------      ---------         ---------

   Net income (loss) .............................     $  28,346      $  44,189      $  19,613      $ (63,802)        $  28,346
                                                       =========      =========      =========      =========         =========

------------
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.
(c)  Elimination of intercompany profit in inventory.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                        FOR THE YEAR ENDED JULY 31, 1999
                                                    ------------------------------------------------------------------------
                                                     DELCO REMY
                                                    INTERNATIONAL                   NON-
                                                     INC. (PARENT   SUBSIDIARY    GUARANTOR
                                                    COMPANY ONLY)   GUARANTORS   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                    -------------   ----------   ------------   ------------    ------------
   OPERATING ACTIVITIES:
   Net income (loss) .............................    $ 28,346        $ 44,189      $ 19,613      $(63,802)(a)     $ 28,346
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
   Depreciation ..................................           20         15,010         3,328          --             18,358
   Amortization ..................................            5          4,680           518          --              5,203
   Minority interest in income of subsidiaries ...         --            2,898         1,023          --              3,921
   Income from unconsolidated joint ventures .....         --             --          (5,420)         --             (5,420)
   Equity (loss) in earnings of subsidiaries .....      (62,757)          --            --          62,757(a)            --
   Deferred income taxes-current .................        6,428            228          --            --              6,656
   Post-retirement benefits other than pensions ..         --            4,555          --            --              4,555
   Accrued pension benefits ......................         --           (1,909)         --            --             (1,909)
   Non-cash interest expense .....................         --            1,648          --            --              1,648
   Changes in operating assets and liabilities,
      net of acquisitions:
   Accounts receivable ...........................         --           (2,634)        7,255          --              4,621
   Inventories ...................................         --          (13,500)       (5,849)        1,644(b)       (17,705)
   Accounts payable ..............................          506          6,479         6,649          --             13,634
   Intercompany accounts .........................       48,638        (38,324)       (9,715)         (599)(b)           --
   Other current assets and liabilities ..........       (4,001)        (1,662)         (982)         --             (6,645)
   Cash payments for non-recurring charges .......         --          (14,941)         --            --            (14,941)
   Other non-current assets and liabilities,
      net ........................................       27,877        (19,975)       (5,138)         --              2,764
                                                       --------       --------      --------      --------         --------
   Net cash provided by (used in) operating
      activities .................................       45,062        (13,258)       11,282          --             43,086
   INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired ............      (45,042)          --          (3,279)         --            (48,321)
   Purchase of property and equipment ............          (20)       (19,267)       (5,779)         --            (25,066)
                                                       --------       --------      --------      --------         --------
   Net cash used in investing activities .........      (45,062)       (19,267)       (9,058)         --            (73,387)
   FINANCING ACTIVITIES:
   Net borrowing under revolving line of credit
      and other ..................................         --           32,158         5,890          --             38,048
                                                       --------       --------      --------      --------         --------
   Net cash provided by financing activities .....         --           32,158         5,890          --             38,048
   Effect of exchange rate changes on  cash ......         --             --            (551)         --               (551)
                                                       --------       --------      --------      --------         --------
   Net increase (decrease) in cash and cash
      equivalents ................................         --             (367)        7,563          --              7,196
   Cash and cash equivalents at beginning of
      year .......................................         --              125         7,988          --              8,113
                                                       --------       --------      --------      --------         --------
   Cash and cash equivalents at end of year ......     $   --         $   (242)     $ 15,551      $   --           $ 15,309
                                                       ========       ========      ========      ========         ========

-------------
(a)  Elimination of equity in earnings of subsidiary.
(b)  Elimination of intercompany profit in inventory.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES


                                                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                             JULY 31, 1998
                                        ---------------------------------------------------------------------------------------
                                           DELCO REMY
                                         INTERNATIONAL                            NON-
                                          INC. (PARENT       SUBSIDIARY        GUARANTOR
                                          COMPANY ONLY)      GUARANTORS       SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                        -----------------   -----------       ------------     ------------        ------------
Net sales ........................        $    --           $ 833,952         $ 138,016         $(156,655)(a)        $ 815,313

Cost of goods sold ...............             --             700,080           114,437          (156,655)(a)          657,862
                                          ---------         ---------         ---------         ---------            ---------

Gross profit .....................             --             133,872            23,579              --                157,451
Selling, general and
  administrative expenses ........              175            75,616            11,082              --                 86,873
Amortization of goodwill and
  intangibles ....................              191             3,088               199              --                  3,478
Non-recurring charge .............             --              26,515              --                --                 26,515
                                          ---------         ---------         ---------         ---------            ---------
Operating (loss) income ..........             (366)           28,653            12,298              --                 40,585
Other income (expense):
Interest expense .................          (24,911)          (15,179)             (201)             --                (40,291)
Non-operating expense ............             --                --                (428)             --                   (428)
                                          ---------         ---------         ---------         ---------            ---------
(Loss) income before income tax
  (benefit), preferred dividend
  requirement of subsidiary,
  minority interest and deemed
  dividend .......................          (25,277)           13,474            11,669              --                   (134)
Income taxes (benefit) ...........           (9,415)            6,440             2,923              --                    (52)
Minority interest in income of
  subsidiaries ...................             --              (2,027)             (362)             --                 (2,389)
Equity in earnings of subsidiaries           11,842              --                --             (11,842)(b)             --
Income from unconsolidated  joint
  ventures .......................             --                --               2,568              --                  2,568
Preferred dividend requirement of
  subsidiary .....................             --                --                --                (645)(c)             (645)
Deemed dividend on preferred
  stock conversion ...............             --                --                --              (1,639)              (1,639)
                                          ---------         ---------         ---------         ---------            ---------
(Loss) income from continuing
  operations .....................           (4,020)            5,007            10,952           (14,126)              (2,187)
Extraordinary item:
Write-off of debt issuance costs
  (net of applicable income tax ..             --              (1,833)             --                --                 (1,833)
  benefit)
                                          ---------         ---------         ---------         ---------            ---------

Net (loss) income ................        $  (4,020)        $   3,174         $  10,952         $ (14,126)           $  (4,020)
                                          =========         =========         =========         =========            =========

(a)      Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income (loss) from consolidated subsidiaries.
(c)      Recording of preferred dividend requirement of subsidiary.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                    FOR THE YEAR ENDED JULY 31, 1998
                                       ------------------------------------------------------------------------------------------
                                           DELCO REMY
                                         INTERNATIONAL                           NON-
                                          INC. (PARENT       SUBSIDIARY       GUARANTOR
                                          COMPANY ONLY)      GUARANTORS      SUBSIDIARIES       ELIMINATIONS         CONSOLIDATED
                                       ----------------      ----------      ------------       ------------         ------------
OPERATING ACTIVITIES:
Net (loss) income ................        $  (4,020)        $   3,174         $  10,952         $ (14,126)(a)        $  (4,020)
Extraordinary item ...............               --             2,095                --                --                2,095
Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in) operating
  activities:
Depreciation .....................                7            12,634               950                --               13,591
Amortization .....................              191             3,088               199                --                3,478
Minority interest in income of
  subsidiaries ...................               --             2,027               362                --                2,389
Income from unconsolidated joint
  ventures .......................               --                --            (2,568)               --               (2,568)
Equity in earnings of subsidiary .          (11,842)               --                --            11,842(a)                --
Deferred income taxes-current ....          (10,325)           12,012                26                --                1,713
Post-retirement benefits other
  than pensions ..................               --             3,818                --                --                3,818
Accrued pension benefits .........               --                86                --                --                   86
Non-cash interest expense ........               --             2,387                --                --                2,387
Deemed dividend requirement of
  subsidiary .....................               --                --                --             1,639                1,639
Preferred dividend requirement of
  subsidiary .....................               --                --                --               645                  645
Changes in operating assets and
  liabilities, net of
  acquisitions:
Accounts receivable ..............               --            (4,136)           (4,296)               --               (8,432)
Inventories ......................               --           (15,428)           (1,972)               --              (17,400)
Accounts payable .................              (65)          (12,621)            5,113                --               (7,573)
Intercompany accounts ............          (98,447)          113,029           (14,582)               --                   --
Other current assets and
  liabilities ....................           (6,283)            3,951            (2,556)               --               (4,888)
Non-recurring charge .............               --            26,515                --                --               26,515
Cash payments for non-recurring
  charges ........................               --           (19,204)               --                --              (19,204)
Other non-current assets and
  liabilities, net ...............           (9,914)           (6,912)           11,249                --               (5,577)
                                          ---------         ---------         ---------         ---------            ---------
Net cash (used in) provided by
  operating activities ...........         (140,698)          126,515             2,877                --              (11,306)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired          (34,358)               --            (1,364)               --              (35,722)
Purchase of property and equipment               --           (22,545)           (1,645)               --              (24,190)
Investment in joint ventures .....           (9,355)               --                --                --               (9,355)
                                          ---------         ---------         ---------         ---------            ---------
Net cash (used in) provided by
  investing activities ...........          (43,713)          (22,545)           (3,009)               --              (69,267)
FINANCING ACTIVITIES:
Proceeds from initial public
  offering .......................           51,336                --                --                --               51,336
Proceeds from issuances of
  long-term debt .................          141,375                --                --                --              141,375
Payments on long-term debt .......           (8,300)         (137,486)               --                --             (145,786)
Net borrowing under revolving
  line of credit and other .......               --            32,137                61                --               32,198
                                          ---------         ---------         ---------         ---------            ---------
Net cash provided by (used in)
  financing activities ...........          184,411          (105,349)               61                --               79,123
Effect of exchange rate changes
  on  cash .......................               --                --              (487)               --                 (487)
                                          ---------         ---------         ---------         ---------            ---------
Net decrease in cash and cash
  equivalents ....................               --            (1,379)             (558)               --               (1,937)
Cash and cash equivalents at
  beginning of year ..............               --             1,504             8,546                --               10,050
                                          ---------         ---------         ---------         ---------            ---------
Cash and cash equivalents at end
  of year ........................        $      --         $     125         $   7,988         $      --            $   8,113
                                          =========         =========         =========         =========            =========

(a)      Elimination of equity in earnings of subsidiary.

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


QUARTER ENDED:                                         10/31/99       1/31/00        4/30/00       7/31/00     TOTAL YEAR
                                                      ------------  -------------  ------------  ------------  ------------
Net sales...................................            $277,189    $ 260,037       $274,861      $278,851      $1,090,938
Gross profit................................              60,425       57,747         64,531        62,811         245,514
Net income (loss)...........................               7,974        6,907         10,199       (12,662)         12,418
Basic earnings (loss) per common share......                 .33          .29            .42          (.52)            .51
Diluted earnings loss per common share......                 .31          .27            .39          (.52)            .48

QUARTER ENDED:                                         10/31/98       1/31/99        4/30/99       7/31/99     TOTAL YEAR
                                                      ------------  -------------  ------------  ------------  ------------
Net sales...................................            $232,785    $ 222,324      $ 248,826      $249,771      $953,706
Gross profit................................              41,772       46,710         52,521        52,888       193,891
Net income .................................               5,388        5,856          8,174         8,928        28,346
Basic earnings per common share.............                 .23          .25            .34           .37          1.19
Diluted earnings per common share...........                 .21          .23            .32           .34          1.09

18.      SUBSEQUENT EVENTS (UNAUDITED)

     The financial statements and accompanying notes reflect fiscal years ending on July 31. On September 27, 2000, the Company announced that it would change its fiscal year to December 31. The change will result in the Company reporting results at the same time as a majority of its original equipment and aftermarket customers and competitors, and is expected to facilitate the review of financial results by analysts and stockholders.

18.      ITEM 9 DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

     There were no disagreements with the independent accountants.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to executive officers and directors will appear in the definitive Proxy Statement to be filed with the Commission relating to the Company's 2000 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION

      The definitive Proxy Statement to be filed with the Commission relating to the Company's 2000 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The definitive Proxy Statement to be filed with the Commission relating to the Company's 2000 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The definitive Proxy Statement to be filed with the Commission relating to the Company's 2000 Annual Meeting of Stockholders, is incorporated herein by reference.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents have been filed as a part of this report or, where noted, incorporated by reference:

1.                       Financial Statements

                         The financial statements of the Company and its consolidated subsidiaries listed on the index to Consolidated Financial Statements.

2.                       Financial Statement Schedules

                         Financial statement schedules have not been filed because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.                       Exhibits

                         The following exhibits have been filed as part of this report in response to Item 14(c) of Form 10-K:

(7)                      3.1        Restated Certificate of Incorporation

(8)                      3.2        By-laws of the Registrant

(1)                      4.1        Indenture, dated as of August 1, 1996,
                                    among the Company, certain of the Company's subsidiaries signatories thereto and
                                    National City Bank of Indiana, as trustee

(5)                      4.2        Indenture governing 8 5/8% Senior Notes Due
                                    2007 among the Company, the Subsidiary
                                    Guarantors and United States Trust Company of New York, as trustee, dated December
                                    22, 1997

(4)*                     10.1       Light Duty Starter Motor Supply Agreement,
                                    dated July 31, 1994, by and between
                                    Delco Remy America, Inc. ("DRA") and General
                                    Motors Corporation ("GM")

(4)                      10.2       Heavy Duty Component Supply Agreement,
                                    dated July 31, 1994, by and between DRA and GM

(4)                      10.3       Distribution and Supply Agreement, dated
                                    July 31, 1994, by and between DRA and GM

(1)                      10.4       Trademark License, dated July 31, 1994, by
                                    and among DRA,  DR International, Inc.
                                    and GM

(1)                      10.5       Tradename License Agreement, dated July 31,
                                    1994, by and  among DRA, DR International,
                                    Inc. and GM

(1)                      10.6       Partnership Agreement of Delco Remy Mexico
                                    S. de R.L. de  C.V., dated April 17, 1997

(2)                      10.7       Joint Venture Agreement, dated , by and
                                    between  Remy Korea Holdings, Inc. and S.C.
                                    Kim

(9)                      10.8       Second Amended and Restated Securities
                                    Purchase and Holders Agreement by and among the Company, CVC, WEP, MascoTech, Harold K.
                                    Sperlich, James R. Gerrity and the
                                    individuals named therein as Management
                                    Investors

(1)                      10.9       Registration Rights Agreement, dated July
                                    29, 1994, by and among the Company, CVC, WEP, MascoTech, Harold K. Sperlich, James
                                    R. Gerrity and the individuals named
                                    therein as Management Investors

(3)                      10.10      Employment Agreement, dated July 31, 1994,
                                    by and between Delco Remy International, Inc. and Thomas J. Snyder

(4)                      10.11      Form of Fourth Amended and Restated
                                    Financing Agreement,  dated as of December
                                    16, 1997, among the Company, certain of the Company's subsidiaries signatories thereto and Bank One, Indianapolis, National
                                    Association, The CIT  Group/Business Credit,
                                    Inc.

(4)                      10.13      8% Subordinated Debenture of DRA, due July
                                    31, 2004 in  favor of GM

(1)                      10.14      Contingent Purchase Price Note of DRA, in
                                    favor of GM,  dated July, 31, 1994

(2)                      10.15      Lease by and between ANDRA L.L.L. and DRA,
                                    dated February  9, 1995

(2)                      10.16      Lease by and between Eagle I L.L.C. and DRA,
                                    dated August  11, 1995

(10)*                    10.20      Starter Motor Pricing Agreement, dated
                                    March 17, 1999, by and between DRA and GM
                                    ("Pricing Adjustment Agreement").

                         23.1       Consent of Ernst & Young LLP

                         21         Subsidiaries of the Registrant

                         27 Financial Data Schedule (Filed via EDGAR only)

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(1) Incorporated by reference to the Exhibit of the same number to the Registration Statement on Form S-1 previously filed by the Company on October 10, 1997, registering the issuance of the Company's Class A Common Stock, par value $.01 per share (the "Equity Registration Statement")

(2) Incorporated by reference to the Exhibit of the same number to Amendment No. 1 to the Equity Registration  Statement which
                                    was filed by the Company on October 22,
                                    1997

(3) Incorporated by reference to the Exhibit of the same number to Amendment No. 2 to the Equity Registration  Statement which
                                    was filed by the Company on November 21,
                                    1997

(4) Incorporated by reference to the Exhibit of the same number to Amendment No. 3 to the Equity Registration  Statement which
                                    was filed by the Company on November 26,
                                    1997

(5) Incorporated by reference to the Exhibit of the same number to Amendment No. 4 to the Equity Registration  Statement which was
                                    filed by the Company on December 8,
                                    1997

(6) Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended January 31, 1998

(7) Incorporated by reference to Exhibit 2.1 to the Company's Form 10-Q for the quarter ended January 31, 1998

(8) Incorporated by reference to Exhibit 2.2 to the Company's Form 10-Q for the quarter ended January 31, 1998

(9) Incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended July 31, 1998

(10) Incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended July 13, 1999

(b) The Company filed the following report on Form 8-K during the quarter ended July 31, 2000.


                         Press release regarding the realignment of the Company's global manufacturing facilities and resulting non-recurring charge issued on July 27, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DELCO REMY INTERNATIONAL, INC.

                                               By: /S/ Thomas J. Snyder
                                                  ----------------------------
                                                   Thomas J. Snyder President,
                                                   Chief Executive Officer and
                                                   Director

                                                   Date:  October 25, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:  /S/Harold K. Sperlich                     By: /S/Thomas J. Snyder
     -----------------------                       ---------------------------
     Harold K. Sperlich                            Thomas J. Snyder
     Chairman of the Board                         President, Chief Executive Officer
                                                   and Director
                                                   (Principal Executive Officer)

By:  /S/J. Timothy Gargaro                     By: /S/David E. Stoll
     -----------------------                       ---------------------------
     J. Timothy Gargaro                            David E. Stoll
     Senior Vice President                         Vice President and Controller
     and Chief Financial Officer                   (Principal Accounting Officer)
     (Principal Financial Officer)

By:  /S/E.H. Billig
     -------------------------
     E.H. Billig
     Vice Chairman of the
     Board of Directors                            Date:  October 25, 2000

By   /S/Richard M. Cashin, Jr
     -------------------------
     Richard M. Cashin, Jr.
     Director

By:  /S/Michael A. Delaney
     -------------------------
     Michael A. Delaney
     Director

By:  /S/James R. Gerrity
     -------------------------
     James R. Gerrity
     Director

By:
     -------------------------
     Robert J. Schultz
     Director