Form 10-Q
period 2000-09-30
DELCO REMY INTERNATIONAL INC
filed 2000-11-14
CIK 1046859

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


FOR THE TWO-MONTH PERIOD ENDED SEPTEMBER 30, 2000    COMMISSION FILE NO. 1-13683


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

                         FORMER FISCAL YEAR -- JULY 31
              (Former name, former address and former fiscal year,
                         if changed since last report)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           Yes  X              No
                               ---               ---

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                        Number of common shares outstanding
         Class                                 as of November 7, 2000
------------------------                -----------------------------------
  Common Stock - Class A                            18,118,058
  Common Stock - Class B                             6,278,055





================================================================================

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I  FINANCIAL INFORMATION                                                                        PAGE
                                                                                                     ----
        Item 1      Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets...........................................   3

                    Condensed Consolidated Statements of Operations.................................   4

                    Condensed Consolidated Statements of Cash Flows.................................   5

                    Notes to Condensed Consolidated Financial Statements............................   6

        Item 2      Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...........................................................  17

PART II OTHER INFORMATION

        Item 5      Other Information...............................................................  20

        Item 6      Exhibits and Reports on Form 8-K................................................  20

SIGNATURES          ................................................................................  21


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                                 SEPTEMBER 30,   JULY 31,
                                                     2000          2000
                                                 -------------  ----------
                                                 (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
    Cash and cash equivalents                    $  15,253      $  17,822
    Trade accounts receivable, net                 174,983        169,563
    Other receivables                               18,717         15,233
    Inventories                                    286,563        268,153
    Deferred income taxes                           15,875         18,145
    Other current assets                             8,179          8,864
                                                 ---------      ---------

Total current assets                               519,570        497,780

Property and equipment                             302,326        297,574
Less accumulated depreciation                       99,610         95,663
                                                 ---------      ---------

    Property and equipment, net                    202,716        201,911

Deferred financing costs                             9,137          9,432
Goodwill (net of accumulated amortization)         169,756        171,032
Investments in joint ventures                        5,442          5,333
Other assets                                         3,546          3,752
                                                 ---------      ---------
    Total assets                                 $ 910,167      $ 889,240
                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                             $ 146,500      $ 141,944
    Accrued interest payable                         8,335         10,858
    Accrued non-recurring charges                   16,247         24,778
    Other liabilities and accrued expenses          32,767         40,085
    Current debt                                     7,347          7,454
                                                 ---------      ---------

Total current liabilities                          211,196        225,119

Deferred income taxes                                6,619         10,027
Long-term debt, less current portion               520,797        484,270
Post-retirement benefits other than pensions        21,979         21,639
Accrued pension benefits                             1,582          1,286
Other noncurrent liabilities                         3,798          3,886
Commitments and contingencies
Minority interest in subsidiaries                   27,557         25,187

Stockholders' equity:
    Common stock:
       Class A shares                                  182            182
       Class B shares                                   63             63
    Paid-in capital                                104,176        104,176
    Retained earnings                               25,895         24,570
    Accumulated other comprehensive loss           (13,346)       (10,837)
    Stock purchase plan                               (331)          (328)
                                                 ---------      ---------

Total stockholders' equity                         116,639        117,826
                                                 ---------      ---------
    Total liabilities and stockholders' equity   $ 910,167      $ 889,240
                                                 =========      =========



            See Notes to Condensed Consolidated Financial Statements

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                   (UNAUDITED)



                                                           TWO-MONTH PERIOD
                                                          ENDED SEPTEMBER 30
                                                        ----------------------
                                                           2000         1999
                                                        ---------    ---------
                                                        (in thousands, except
                                                           per share data)
Net sales                                               $ 183,210    $ 180,881
Cost of goods sold                                        149,660      142,209
                                                        ---------    ---------

Gross profit                                               33,550       38,672
Selling, general and administrative expenses               19,861       21,059
Amortization of goodwill and intangibles                    1,011          994
                                                        ---------    ---------

Operating income                                           12,678       16,619
Interest expense and other non-operating expenses          (8,686)      (7,964)
                                                        ---------    ---------

Income before income taxes, minority interest in
  income of subsidiaries and loss from unconsolidated
  joint ventures                                            3,992        8,655
Income taxes                                                1,278        3,320
Minority interest in income of subsidiaries                (1,233)      (1,222)
Loss from unconsolidated joint ventures                      (156)          (6)
                                                        ---------    ---------

Net income                                              $   1,325    $   4,107
                                                        =========    =========

Basic earnings per common share                         $    0.05    $    0.17
                                                        =========    =========

Diluted earnings per common share                       $    0.05    $    0.16
                                                        =========    =========



            See Notes to Condensed Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                   (UNAUDITED)


                                                                         TWO-MONTH PERIOD
                                                                        ENDED SEPTEMBER 30
                                                                       --------------------
                                                                         2000        1999
                                                                       --------    --------
                                                                     (IN THOUSANDS OF DOLLARS)
OPERATING ACTIVITIES:
Net income                                                             $  1,325    $  4,107
Adjustments to reconcile net income to net cash used in
 operating activities:
    Depreciation                                                          4,527       4,031
    Amortization                                                          1,011         994
    Minority interest in income of subsidiaries                           1,233       1,222
    Loss from unconsolidated joint ventures                                 156           6
    Deferred income taxes                                                 2,270        --
    Post-retirement benefits other than pensions                            340         443
    Accrued pension benefits                                                296          79
    Non-cash interest expense                                               296         292
    Changes in operating assets and liabilities,
     net of acquisitions:
       Accounts receivable                                               (5,420)    (31,349)
       Inventories                                                      (18,410)     (3,882)
       Accounts payable                                                   4,556       7,433
       Other current assets and liabilities                             (10,372)        344
       Cash payments for non-recurring charges                           (8,531)       (463)
       Other non-current assets and liabilities, net                     (6,432)     (1,762)
                                                                       --------    --------
Net cash used in operating activities                                   (33,155)    (18,505)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                         --        (5,733)
Purchases of property and equipment                                      (5,488)     (7,281)
                                                                       --------    --------
Net cash used in investing activities                                    (5,488)    (13,014)

FINANCING ACTIVITIES:
Net borrowings under revolving line of credit and other                  36,074      27,413
                                                                       --------    --------
Net cash provided by financing activities                                36,074      27,413
Effect of exchange rate changes on cash                                    --          --
                                                                       --------    --------
Net decrease in cash and cash equivalents                                (2,569)     (4,106)
Cash and cash equivalents at beginning of period                         17,822      15,309
                                                                       --------    --------
Cash and cash equivalents at end of period                             $ 15,253    $ 11,203
                                                                       ========    ========


            See Notes to Condensed Consolidated Financial Statements

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


1. BASIS OF PRESENTATION

Effective at the close of business on September 30, 2000, the Company changed its fiscal year from July 31 to December 31 and will file a transition report on Form 10-K for the five-month period ended December 31, 2000. In accordance with the SEC's transition reporting rules, the Company has elected to present interim financial statements for the two-month period ending September 30, 2000 with unaudited results for the comparable period in 1999. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the two-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the five-month transition period or full calendar year. The balance sheet at July 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended July 31, 2000 in Form 10-K.

2. ADDITIONAL BALANCE SHEET INFORMATION


                           SEPTEMBER 30,     JULY 31,
       Inventory:             2000             2000
                           -------------     --------

          Raw material      $157,882         $132,713
          Work-in-process     47,075           52,605
          Finished goods      81,606           82,835
                            --------         --------
          Total             $286,563         $268,153
                            ========         ========

3. COMPREHENSIVE INCOME (LOSS)

The Company's other comprehensive income (loss) consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations and unrealized gains on non-deliverable currency forward contracts (see Note 6). Total comprehensive income (loss) was ($1,184) and $3,102 in the two-month periods ending September 30, 2000 and 1999, respectively. The before tax gain (loss), income tax benefit and accumulated balance are as follows:


                                            TWO-MONTH PERIOD ENDED
                                                 SEPTEMBER 30
                                            ----------------------
                                              2000        1999
                                            --------    --------
Before tax unrealized gain (loss):
  Foreign currency translation adjustment   $ (3,996)   $ (1,631)
  Non-deliverable forwards                       306        --
                                            --------    --------
  Total                                       (3,690)     (1,631)
Income tax benefit                            (1,181)       (626)
                                            --------    --------
After tax unrealized loss                   $ (2,509)   $ (1,005)
                                            ========    ========
Accumulated other comprehensive loss        $(13,346)   $ (7,521)
                                            ========    ========


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

The following table sets forth the numerator and denominator for the computation of basic and diluted earnings per share:


                                                            TWO-MONTH PERIOD
                                                           ENDED SEPTEMBER 30
                                                        -------------------------
                                                           2000          1999
                                                        -----------   -----------
NUMERATOR:
Net income                                              $     1,325   $     4,107
                                                        ===========   ===========

DENOMINATOR:
Denominator for basic earnings per share
  (weighted average shares)                              24,300,913    24,179,113
Effect of dilutive securities:
    Warrants                                              1,679,752     1,679,796
    Stock purchase plan and stock options                    63,699        95,881
                                                        -----------   -----------
Denominator for diluted earnings per share
  (weighted average shares and assumed
  conversions)                                           26,044,364    25,954,790
                                                        ===========   ===========


5. NON-RECURRING CHARGES

In May 2000, the Company completed plans for the realignment of certain manufacturing facilities in the United States, Canada and the United Kingdom. A one-time charge of $35,222 was recorded in the fourth quarter of fiscal year 2000 for the estimated cost of the plan. The reserve included $27,098 for the estimated cost of various voluntary and involuntary employee separation programs associated with the resulting workforce reductions. At September 30, 2000, 445 employees had been terminated under terms of the agreements. A total of $5,011 was paid in fiscal 2000 and approximately $15,700 is expected to be paid in the five-month period ending December 31, 2000. Payments of approximately $4,000, $2,000 and $400 are expected to be paid in calendar years 2001, 2002 and 2003, respectively. The reserve also includes $8,124, net of salvage value, for the write-down of certain production assets which will no longer be used as a result of the realignment.

The following table summarizes the reserve for non-recurring charges:


                                               TERMINATION       EXIT/IMPAIRMENT
                                                BENEFITS              COSTS            TOTAL
                                               -----------       ---------------      --------
Reserve at July 31, 2000                       $ 24,223          $    555             $ 24,778
Payments and charges in the two-month
  period ended September 30, 2000                (8,531)             --                 (8,531)
                                               --------          --------             --------
Reserve at September 30, 2000                  $ 15,692          $    555             $ 16,247
                                               ========          ========             ========


6.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized on the balance sheet at fair value. Changes in fair values of derivatives are accounted for based upon their intended use and designation. The Company adopted SFAS No. 133 on August 1, 2000. Since the Company's holdings in such instruments are minimal, adoption did not have a material effect on the financial statements.

In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values, interest rates and commodity prices that can affect the cost of operating, investing and financing. Accordingly, the Company addresses a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The Company's objective is to reduce earnings and cash flow volatility associated with these fluctuations. The Company's derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of established policies and procedures designed to manage market risk. The Company does not enter into any derivative transactions for speculative purposes. From time to time, the Company enters into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. In order to hedge anticipated U.S. dollar-denominated intercompany sales of inventory by its Korean subsidiary to a U.S. subsidiary against fluctuations between the Korean Won and U.S. dollar, the Company has entered into a series of non-deliverable currency forward contracts. At maturity, each contract is settled at the difference between fair value and contract value. These derivative contracts have been designated as a cash flow hedge and, accordingly, changes in fair value are charged to other comprehensive income (see Note 3). Realized gains and losses recorded upon settlement are charged to earnings in the periods in which earnings are impacted by the variability of the cash flows of the settled intercompany sale.

Realized gains totaling $96, before income tax, were included in non-operating income during the two-month period ending September 30, 2000. Unrealized gains totaling $306, after income taxes, were charged to other comprehensive income based on changes in the fair value of the forward contracts, all of which mature within twelve months.

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

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at September 30, 2000 and July 31, 2000 and for the two month periods ended September 30, 2000 and 1999.

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

The following table sets forth the Guarantor and direct Non-Guarantor
Subsidiaries:


----------------------------------------------------------------------------------------------
    GUARANTOR SUBSIDIARIES                          NON-GUARANTOR SUBSIDIARIES
----------------------------------------------------------------------------------------------
Delco Remy America, Inc.                     Delco Remy Hungary RT (formerly Autovill RT Ltd.)
Nabco, Inc.                                  Power Investments Canada Ltd.
The A&B Group, Inc.                          Delco Remy UK Limited
A&B Enterprises, Inc.                        Delco Remy International (Europe) GmbH
Dalex, Inc.                                  Remy India Holdings, Inc.
A&B Cores, Inc.                              Remy Korea Holdings, Inc.
R&L Tool Company, Inc.                       Alberta Ltd.
MCA, Inc. of Mississippi                     World Wide Automotive Distributors, Inc.
Power Investments, Inc.                      Kraftube, Inc.
Franklin Power Products, Inc.                Tractech (Ireland) Ltd.
International Fuel Systems, Inc.             Central Precision Limited
Marine Drive Systems, Inc.                   Electro Diesel Rebuild BVBA
Marine Corporation of America                Electro Rebuild Tunisia S.A.R.L. (Tunisia)
Powrbilt Products, Inc.                      Delco Remy Mexico, S. de R.L. de C.V.
World Wide Automotive, Inc.                  Publitech, Inc.
Ballantrae Corporation                       Delco Remy Brazil, Ltda.
Tractech Inc.                                Western Reman Ltd. (Canada)
Williams Technologies, Inc.                  Engine Rebuilders Ltd.
Western Reman, Inc.                          Reman Transport Ltd.
Engine Master, L.P.                          Delco Remy Remanufacturing
M & M Knopf Auto Parts, Inc.                 Delco Remy Germany GmbH
                                             Remy Componentes S. de R. L. de C. V.
                                             Delco Remy Belgium BVBA
                                             Magnum Power Products, LLC
                                             Elmot-DR, Sp.z.o.o.
----------------------------------------------------------------------------------------------

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                FOR THE TWO MONTH PERIOD ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                DELCO REMY
                                               INTERNATIONAL                        NON-
                                               INC. (PARENT      SUBSIDIARY       GUARANTOR
                                               COMPANY ONLY)     GUARANTORS     SUBSIDIARIES       ELIMINATIONS    CONSOLIDATED
                                               -------------     ----------     ------------      --------------   ------------
Net sales                                        $    --          $ 187,319        $  73,135       $ (77,244)(a)    $ 183,210
Cost of goods sold                                    --            164,574           62,330         (77,244)(a)      149,660
                                                 ---------        ---------        ---------       ---------        ---------
Gross profit                                          --             22,745           10,805            --             33,550

Selling, general and administrative expenses         2,258           12,484            5,119            --             19,861
Amortization of goodwill and intangibles                10              805              196            --              1,011
                                                 ---------        ---------        ---------       ---------        ---------
Operating income (loss)                             (2,268)           9,456            5,490            --             12,678
Interest expense and other non-operating
  expenses                                          (5,873)          (2,703)            (110)           --             (8,686)
                                                 ---------        ---------        ---------       ---------        ---------

Income (loss) before income taxes, minority
  interest in income of subsidiaries, loss
  from unconsolidated joint ventures and
  equity in earnings of subsidiaries                (8,141)           6,753            5,380            --              3,992
Income taxes (benefit)                              (2,912)           2,857            1,333            --              1,278
Minority interest in income of subsidiaries           --               (642)            (591)           --             (1,233)
Loss from unconsolidated joint ventures               --                 --             (156)           --               (156)
Equity in earnings of subsidiaries                   6,554               --             --            (6,554)(b)         --
                                                 ---------        ---------        ---------       ---------        ---------
Net income (loss)                                $   1,325        $   3,254        $   3,300       $  (6,554)       $   1,325
                                                 =========        =========        =========       =========        =========


-------------------------------------------------------------------------
(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income of consolidated subsidiaries.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                FOR THE TWO MONTH PERIOD ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                     DELCO REMY
                                                   INTERNATIONAL                        NON-
                                                    INC. (PARENT    SUBSIDIARY       GUARANTOR
                                                   COMPANY ONLY)    GUARANTORS      SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                  --------------    ----------      ------------    ------------    ------------
Net sales                                           $    --          $ 181,911       $  59,216      $ (60,246)(a)     $ 180,881
Cost of goods sold                                       --            154,685          47,770        (60,246)(a)       142,209
                                                    ---------        ---------       ---------      ---------         ---------

Gross profit                                             --             27,226          11,446           --              38,672
Selling, general and administrative
  expenses                                              2,937           12,977           5,145           --              21,059
Amortization of goodwill and intangibles                   11              752             231           --                 994
                                                    ---------        ---------       ---------      ---------         ---------

Operating income (loss)                                (2,948)          13,497           6,070           --              16,619
Interest expense and other non-operating
  expenses                                             (4,619)          (2,898)           (447)          --              (7,964)
                                                    ---------        ---------       ---------      ---------         ---------

Income (loss) before income taxes, minority
  interest in income of subsidiaries, loss
  from unconsolidated joint ventures and
  equity in earnings of subsidiaries                   (7,567)          10,599           5,623           --               8,655
Income taxes (benefit)                                 (2,549)           4,171           1,698           --               3,320
Minority interest in income of subsidiaries              --               (470)           (752)          --              (1,222)
Loss from unconsolidated joint ventures                  --               --                (6)          --                  (6)
Equity in earnings of subsidiaries                      9,125             --              --           (9,125)(b)          --
                                                    ---------        ---------       ---------      ---------         ---------

Net income (loss)                                   $   4,107        $   5,958       $   3,167      $  (9,125)        $   4,107
                                                    =========        =========       =========      =========         =========

---------------------------------------------------------------------
(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income of consolidated subsidiaries.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                   DELCO REMY
                                                 INTERNATIONAL                          NON-
                                                  INC. (PARENT     SUBSIDIARY        GUARANTOR
                                                 COMPANY ONLY)     GUARANTORS       SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                                -----------------  ----------       ------------    ------------      ------------
Assets

Current assets:
  Cash and cash equivalents                      $    --           $     363        $  14,890      $     --              $  15,253
  Trade accounts receivable, net                      --             145,338           29,645            --                174,983
  Other receivables                                   --               7,937           10,780            --                 18,717
  Inventories                                         --             239,711           48,901          (2,049)(c)          286,563
  Deferred income taxes                               --              14,410            1,465            --                 15,875
  Other current assets                                --               5,222            2,957            --                  8,179
                                                 ---------         ---------        ---------       ---------            ---------

Total current assets                                  --             412,981          108,638          (2,049)             519,570

Property and equipment                                  40           215,836           86,450            --                302,326
Less accumulated depreciation                           40            85,262           14,308            --                 99,610
                                                 ---------         ---------        ---------       ---------            ---------

  Property and equipment, net                         --             130,574           72,142            --                202,716

Deferred financing costs                             7,079             2,058             --              --                  9,137
Goodwill, net                                         (195)          147,114           22,837            --                169,756
Investments in affiliates                          500,758              --               --          (495,316)(a)            5,442
Other assets                                           671               601            2,274            --                  3,546
                                                 ---------         ---------        ---------       ---------            ---------
  Total assets                                   $ 508,313         $ 693,328        $ 205,891       $(497,365)           $ 910,167
                                                 =========         =========        =========       =========            =========

Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                               $   2,506         $  99,591        $  44,403       $    --              $ 146,500
  Intercompany accounts                             69,680           (49,810)         (19,269)           (601)(c)             --
  Accrued interest payable                           6,127               453            1,755            --                  8,335
  Accrued non-recurring charges                       --              12,341            3,906            --                 16,247
  Other liabilities and accrued expenses             4,235            23,504            5,028            --                 32,767
  Current debt                                        --               1,509            5,838            --                  7,347
                                                 ---------         ---------        ---------       ---------            ---------

Total current liabilities                           82,548            87,588           41,661            (601)             211,196

Deferred income taxes                                8,613              --             (1,994)           --                  6,619
Long-term debt, less current portion               285,000           221,494           14,303            --                520,797
Post-retirement benefits other than pensions          --              21,979             --              --                 21,979
Accrued pension benefits                              --                 926              656            --                  1,582
Other non-current liabilities                        2,167             1,001              630            --                  3,798
Minority interest in subsidiaries                     --               9,706           17,851            --                 27,557

Stockholders' equity:
  Common stock:
    Class A shares                                     182              --               --              --                    182
    Class B shares                                      63              --               --              --                     63
  Paid-in capital                                  104,176              --               --              --                104,176
  Subsidiary investment                               --             271,965           91,000        (362,965)(a)             --
  Retained earnings                                 25,895            78,669           55,130        (133,799)(b)           25,895
  Accumulated other comprehensive loss                --                --            (13,346)           --                (13,346)
  Stock purchase plan                                 (331)             --               --              --                   (331)
                                                 ---------         ---------        ---------       ---------            ---------
Total stockholders' equity                         129,985           350,634          132,784        (496,764)             116,639
                                                 ---------         ---------        ---------       ---------            ---------
  Total liabilities and stockholders' equity     $ 508,313         $ 693,328        $ 205,891       $(497,365)           $ 910,167
                                                 =========         =========        =========       =========            =========


-----------------------------------------------------------------
(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.
(c) Elimination of intercompany profit in inventory.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 JULY 31, 2000
                                  (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)


                                                   DELCO REMY
                                                 INTERNATIONAL                         NON-
                                                  INC. (PARENT     SUBSIDIARY        GUARANTOR
                                                 COMPANY ONLY)     GUARANTORS      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                 -------------     ----------      ------------    ------------   ------------
Assets

Current assets:
  Cash and cash equivalents                       $    --          $     666         $  17,156       $    --         $  17,822
  Trade accounts receivable, net                       --            140,270            29,293            --           169,563
  Other receivables                                    --              7,982             7,251            --            15,233
  Inventories                                          --            220,944            49,258          (2,049)(c)     268,153
  Deferred income taxes                              15,370             --               2,775            --            18,145
  Other current assets                                1,613            2,643             4,608            --             8,864
                                                  ---------        ---------         ---------       ---------       ---------

Total current assets                                 16,983          372,505           110,341          (2,049)        497,780

Property and equipment                                   40          212,528            85,006            --           297,574
Less accumulated depreciation                            40           81,865            13,758            --            95,663
                                                  ---------        ---------         ---------       ---------       ---------

  Property and equipment, net                          --            130,663            71,248            --           201,911

Deferred financing costs                              7,261            2,171              --              --             9,432
Goodwill, net                                          (185)         148,045            23,172            --           171,032
Investments in affiliates                           488,843             --                --          (483,510)(a)       5,333
Other assets                                            671              612             2,469            --             3,752
                                                  ---------        ---------         ---------       ---------       ---------

  Total assets                                    $ 513,573        $ 653,996         $ 207,230       $(485,559)      $ 889,240
                                                  =========        =========         =========       =========       =========

Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                $   1,256        $ 105,695         $  34,993       $    --         $ 141,944
  Intercompany accounts                              73,912          (56,141)          (17,170)           (601)(c)        --
  Accrued interest payable                            9,001              132             1,725            --            10,858
  Accrued restructuring charges                        --             21,148             3,630            --            24,778
  Other liabilities and accrued expenses              3,924           23,163            12,998            --            40,085
  Current debt                                         --              1,868             5,586            --             7,454
                                                  ---------        ---------         ---------       ---------       ---------

Total current liabilities                            88,093           95,865            41,762            (601)        225,119

Deferred income taxes                                 9,574             --                 453            --            10,027
Long-term debt, less current portion                285,000          184,283            14,987            --           484,270
Post-retirement benefits other than pensions           --             21,639              --              --            21,639
Accrued pension benefits                               --                662               624            --             1,286
Other non-current liabilities                         2,243              985               660              (2)          3,886
Minority interest in subsidiaries                      --              9,060            16,127            --            25,187

Stockholders' equity:
  Common stock:
    Class A shares                                      182             --                --              --               182
    Class B shares                                       63             --                --              --                63
  Paid-in capital                                   104,176             --                --              --           104,176
  Subsidiary investment                                --            266,087            91,624        (357,711)(a)        --
  Retained earnings                                  24,570           75,415            51,830        (127,245)(b)      24,570
  Accumulated other comprehensive loss                 --               --             (10,837)           --           (10,837)
  Stock purchase plan                                  (328)            --                --              --              (328)
                                                  ---------        ---------         ---------       ---------       ---------

Total stockholders' equity                          128,663          341,502           132,617        (484,956)        117,826
                                                  ---------        ---------         ---------       ---------       ---------

  Total liabilities and stockholders' equity      $ 513,573        $ 653,996         $ 207,230       $(485,559)      $ 889,240
                                                  =========        =========         =========       =========       =========

-----------------------------------------------------------------
(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.
(c) Elimination of intercompany profit in inventory.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                FOR THE TWO MONTH PERIOD ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                       DELCO REMY
                                                     INTERNATIONAL                       NON-
                                                      INC. (PARENT     SUBSIDIARY      GUARANTOR
                                                     COMPANY ONLY)     GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                    --------------     ----------    ------------    ------------   ------------
OPERATING ACTIVITIES:
Net income                                             $  1,325        $  3,254       $  3,300       $ (6,554)(a)     $  1,325
Adjustments to reconcile net income to net
  cash  provided by (used in) operating
  activities:
   Depreciation                                            --             3,007          1,520           --              4,527
   Amortization                                              10             805            196           --              1,011
   Minority interest in income of
    subsidiaries                                           --               642            591           --              1,233
   Loss from unconsolidated joint ventures                 --              --              156           --                156
   Equity in earnings of subsidiary                      (6,554)           --             --            6,554(a)          --
   Deferred income taxes                                    960            --            1,310           --              2,270
   Post-retirement benefits other than
    pensions                                               --               340           --             --                340
   Accrued pension benefits                                --               264             32           --                296
   Non-cash interest expense                                182             114           --             --                296
   Changes in operating assets and
    liabilities, net of acquisitions:
     Accounts receivable                                   --            (5,067)          (353)          --             (5,420)
     Inventories                                           --           (18,766)           356           --            (18,410)
     Accounts payable                                     1,250          (6,104)         9,410           --              4,556
     Other current assets and liabilities                (2,563)          2,008         (9,817)          --            (10,372)
     Intercompany accounts                               (4,232)          6,331         (2,099)          --               --
     Cash payments for non-recurring charges               --            (8,807)           276           --             (8,531)
     Other non-current assets and
      liabilities, net                                    9,622         (12,042)        (4,012)          --             (6,432)
                                                       --------        --------       --------       --------         --------

Net cash provided by (used in) operating
  activities                                               --           (34,021)           866           --            (33,155)

INVESTING ACTIVITIES:
Purchases of property and equipment                        --            (2,787)        (2,701)          --             (5,488)
                                                       --------        --------       --------       --------         --------

Net cash used in investing activities                      --            (2,787)        (2,701)          --             (5,488)

FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving
  line of credit and other                                 --            36,505           (431)          --             36,074
                                                       --------        --------       --------       --------         --------

Net cash provided by (used in) financing
  activities                                               --            36,505           (431)          --             36,074
Effect of exchange rate changes on cash                    --              --             --             --               --
                                                       --------        --------       --------       --------         --------

Net decrease in cash and cash
  equivalents                                              --              (303)        (2,266)          --             (2,569)
Cash and cash equivalents at beginning of
  period                                                   --               666         17,156           --             17,822
                                                       --------        --------       --------       --------         --------
Cash and cash equivalents at end of period             $   --          $    363       $ 14,890       $   --           $ 15,253
                                                       ========        ========       ========       ========         ========


-----------------------------------------------------------------
(a) Elimination of equity in earnings of subsidiaries.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
               FOR THE TWO MONTH PERIOD ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)


                                                   DELCO REMY
                                                 INTERNATIONAL                         NON-
                                                  INC. (PARENT      SUBSIDIARY       GUARANTOR
                                                 COMPANY ONLY)      GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                --------------     -----------     ------------    ------------    ------------
OPERATING ACTIVITIES:

Net income                                        $  4,107           $  5,958        $  3,167       $ (9,125)        $  4,107
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Depreciation                                       --                3,314             717           --              4,031
   Amortization                                         11                752             231           --                994
   Minority interest in income of
    subsidiaries                                      --                  470             752           --              1,222
   Loss from unconsolidated joint ventures            --                 --                 6           --                  6
   Equity in earnings of subsidiaries               (9,125)              --              --            9,125(a)            --
   Post-retirement benefits other than
    pensions                                          --                  443            --             --                443
   Accrued pension benefits                           --                   79            --             --                 79
   Non-cash interest expense                           182                110            --             --                292
   Changes in operating assets and
    liabilities, net of acquisitions:
     Accounts receivable                              --              (23,828)         (7,521)          --            (31,349)
     Inventories                                       314             (3,673)           (523)          --             (3,882)
     Accounts payable                                 (336)             7,114             655           --              7,433
     Intercompany accounts                          10,038             (1,465)         (8,573)          --                 --
     Other current assets and liabilities              744             (3,503)          3,103           --                344
     Cash payments for non-recurring charges          --                 (463)           --             --               (463)
     Other non-current assets and
      liabilities, net                                 (42)            (9,340)          7,620           --             (1,762)
                                                  --------           --------        --------       --------         --------

Net cash provided by (used in) operating
  activities                                         5,893            (24,032)           (366)          --            (18,505)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                  (5,893)               120              40           --             (5,733)
Purchases of property and equipment                   --               (2,788)         (4,493)          --             (7,281)
                                                  --------           --------        --------       --------         --------
Net cash used in investing activities               (5,893)            (2,668)         (4,453)          --            (13,014)

FINANCING ACTIVITIES:
Net borrowings under revolving line of
  credit and other                                    --               26,951             462           --             27,413
                                                  --------           --------        --------       --------         --------

Net cash provided by financing activities             --               26,951             462           --             27,413
Effect of exchange rate changes on cash               --                 --              --             --                 --
                                                  --------           --------        --------       --------         --------

Net increase (decrease) in cash and cash
  equivalents                                         --                  251          (4,357)          --             (4,106)
Cash and cash equivalents at beginning of
  period                                              --                 (242)         15,551           --             15,309
                                                  --------           --------        --------       --------         --------
Cash and cash equivalents at end of period        $   --             $      9        $ 11,194       $   --           $ 11,203
                                                  ========           ========        ========       ========         ========


-----------------------------------------------------------------
 (a) Elimination of equity in earnings of subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS



                                                                   FOR THE TWO MONTHS
                                                                  ENDED SEPTEMBER 30
                                                    ------------------------------------------
                                                           2000                  1999
                                                    ------------------------------------------
               (THOUSANDS OF DOLLARS)                 AMOUNT       %         AMOUNT       %
                                                    ------------------------------------------
Net sales                                           $ 183,210    100.0%    $ 180,881    100.0%
Cost of goods sold                                    149,660     81.7%      142,209     78.6%
                                                    ---------    -----     ---------    -----

Gross profit                                           33,550     18.3%       38,672     21.4%
Selling, general and administrative expenses           19,861     10.8%       21,059     11.6%
Amortization of goodwill and intangibles                1,011      0.6%          994      0.6%
                                                    ---------    -----     ---------    -----

Operating income                                       12,678      6.9%       16,619      9.2%
Interest expense and other non-operating expenses      (8,686)    (4.8)       (7,964)    (4.4)%

Income taxes                                            1,278      0.7%        3,320      1.8%
Minority interest                                      (1,233)    (0.7)       (1,222)    (0.7)%
Loss from unconsolidated joint ventures                  (156)     0.0%           (6)     0.0%
                                                    ---------    -----     ---------    -----

Net income                                          $   1,325      0.7%    $   4,107      2.3%
                                                    =========     ====     =========    =====


TWO MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO TWO MONTHS ENDED SEPTEMBER 30, 1999

Net Sales Net sales of $183.2 million in the two-month period of calendar year 2000 increased $2.3 million, or 1.3%, from the comparable period in calendar year 1999. This increase was due to the acquisition of Knopf and Elmot ($12.3 million) and higher sales of electrical products in the aftermarket ($0.8 million), partially offset by lower demand in the heavy duty and automotive OEM markets ($9.3 million) and powertrain/drivetrain aftermarket ($1.5 million).

Gross Profit Gross profit of $33.6 million was down $5.1 million, or 13.2%, and as a percentage of net sales was 18.3% compared with 21.4% in the same period last year. These declines were due to lower volume, one-time new product start-up costs for automotive OEM products and heavy duty plant rearrangement costs in connection with the implementation of lean initiatives ($7.5 million); lower aftermarket powertrain/drivetrain volume ($.2 million); partially offset by acquisitions ($2.6 million).

Selling, General and Administrative Expenses Selling, general and administrative (SG&A) expenses declined $1.2 million, or 5.7%, and as a percentage of sales improved to 10.8% from 11.6% reported in the same period last year. These improvements reflect cost savings realized from the manufacturing realignment plan initiated in May 2000, partially offset by costs relative to acquisitions.

Operating Income Operating income of $12.7 million declined $3.9 million, or 23.7%, and as a percentage of sales was 6.9% versus 9.2% in the comparable period of 1999. This decline reflected the sales, gross profit and SG&A issues discussed above.

Interest Expense and Other Non-operating Expenses Interest expense of $8.9 million in the two-month period ending September 30, 2000 compares with $7.8 million in the comparable period of 1999. This increase was due to higher average levels of debt as a result of acquisitions ($0.8 million) and changes on floating rate debt due to interest rate increases by the Federal Reserve ($0.2 million).

Income Taxes The Company's consolidated effective income tax rate of 32.0% was down from 38.4% one year ago due primarily to the implementation of various tax planning initiatives and increased utilization of certain foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term liquidity needs include required debt service, including capital lease payments, day to day operating expenses, working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include principal payments of long-term debt and the funding of acquisitions. The Company's principal sources of cash to fund its short-term liquidity needs consist of cash generated by operations and borrowing under the Senior Credit Facility. As of September 30, 2000, borrowings under the Senior Credit Facility were $184.6 million and utilization of letters of credit totaled $11.9 million, leaving $103.5 million available under the $300 million facility.

In the two-month period ending September 30, 2000, cash used in operating activities was $33.2 million compared with $18.5 million in the same period of 1999. The increased usage was due primarily to lower earnings and cash payments relative to employee termination plans. Cash used to fund increases in working capital was approximately $30.0 million in both years. Accounts receivable increased $5.4 million in 2000 versus a $31.3 million increase in 1999. In 2000, sales growth was offset by strong collections. The 1999 increase reflected very strong first quarter sales compared with the prior year fourth quarter. Inventory increased $18.4 million in 2000 compared with a $3.9 million increase in 1999. The $18.4 million increase in 2000 was due primarily to seasonal fluctuations on core returns in the aftermarket and additional inventory resulting from the changeover to new products in the Company's OEM manufacturing facilities. The $10.4 million increase in other current assets and liabilities reflects net cash payments relative to various accrued expense.

In August 1999, the Company acquired Engine Master. Capital expenditures of $5.5 million in 2000 were $1.8 million below the prior year period. Total capital spending in the five-month period ending December 31, 2000 is expected to be approximately $15.0 million.

The increase in net borrowing under the revolving line of credit and other debt of $36.1 million through two months reflects funding of working capital (primarily seasonally high inventories) and payments relative to non-recurring charges.

In August 1999, the Company acquired Engine Master. Capital expenditures of $5.5 million in 2000 were $1.8 million below the prior year period. Total capital spending in the five-month period ending December 31, 2000 is expected to be approximately $15.0 million.

The increase in net borrowing under the revolving line of credit and other debt of $36.1 million through two months reflects funding of working capital and payments relative to non-recurring charges.

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

SEASONALITY

The Company's business is moderately seasonal, as its major OEM customers historically have one- to two-week summer shutdowns of operations during the third quarter. In addition, the Company typically has shut down its own operations for one week each July, depending on backlog, scheduled maintenance and inventory buffers, as well as an additional week during the December holidays. Consequently, the Company's third and fourth quarter results reflect the effects of these shutdowns.

FOREIGN SALES

Approximately 20.6% of the Company's net sales in the two-month period ending September 30, 2000 were derived from sales made to customers in foreign countries, compared with 22.3% for the fiscal year ended July 31, 2000. Because of these foreign sales, the Company's business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            27  Financial Data Schedule (Filed via EDGAR only)

        (b) The Company filed the following report on Form 8-K during the two-month period ended September 30, 2000:

            Change in fiscal year from July 31 to December 31.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DELCO REMY INTERNATIONAL, INC.
                                            ------------------------------------
                                                       (Registrant)







Date:  November 13, 2000                    By: /s/ J. Timothy Gargaro
                                                --------------------------------
                                                J. Timothy Gargaro
                                                Senior Vice President and
                                                Chief Financial Officer