Form 10-K405
period 2000-12-31
DELCO REMY INTERNATIONAL INC
filed 2001-04-02
CIK 1046859

                                                                        Draft #6
                                                                         3-28-01
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       COMMISSION FILE NO. 1-13683
AUGUST 1, 2000 TO DECEMBER 31, 2000

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (765) 778-6499
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       Title of Each Class           Name of Each Exchange on Which Registered
   8 5/8% Senior Note Due 2007                 New York Stock Exchange

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

                Yes [X]                             No [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. $0

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                              Outstanding as of
                                                March 15, 2001
                                                --------------
               Common Stock -- Class A              1,000
               Common Stock -- Class B           350,187.63
               Common Stock -- Class C          2,019,387.42

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive proxy statement of the Company filed with the Securities and Exchange Commission on November 16, 2000 with respect to the Company's 2000 Annual Meeting of Stockholders are incorporated by reference in Part III, Item 11 of this report.
================================================================================

                         DELCO REMY INTERNATIONAL, INC.
                         TRANSITION REPORT ON FORM 10-K
                               DECEMBER 31, 2000

                               TABLE OF CONTENTS

PART I                                                                                              PAGE
Item 1.      Business                                                                                  3
Item 2.      Properties                                                                               12
Item 3.      Legal Proceedings                                                                        13
Item 4.      Submission of Matters to a Vote of Security Holders                                      14

PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters                    15
Item 6.      Selected Financial Data                                                                  16
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations    16
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                               22
Item 8.      Financial Statements and Supplementary Data                                              23
Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure     61

PART III
Item 10.     Directors and Executive Officers of the Registrant                                       62
Item 11.     Executive Compensation                                                                   63
Item 12.     Security Ownership of Certain Beneficial Owners and Management                           64
Item 13.     Certain Relationships and Related Transactions                                           64

PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         65

             SIGNATURES                                                                               68


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

ITEM 1  BUSINESS

     Delco Remy International, Inc. (the "Company"), headquartered in Anderson, Indiana, is a leading global manufacturer and remanufacturer of original equipment manufacturer ("OEM") and aftermarket electrical, powertrain/drivetrain and related components for automobiles and light trucks, medium and heavy duty trucks and other heavy duty vehicles. The Company's products include starter motors ("starters"), alternators, engines, transmissions, torque converters, traction control systems and fuel systems which are principally sold or distributed to OEMs for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. The Company also provides core exchange services for third party aftermarket remanufacturers. The Company serves the aftermarket and the OEM market, principally in North America, Europe, Latin America and Asia-Pacific.

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

     The Company changed its fiscal year to December 31, effective August 1, 2000. Prior to August 1, 2000, the fiscal year ended on July 31. Accordingly, the Company's audited financial statements include a balance sheet at December 31, 2000 and statements of operations, stockholders' equity and cash flows for the five-month transition period ended December 31, 2000. For comparative purposes, the Company has included unaudited statements of operations and cash flows for the five-month period ended December 31, 1999.

     On February 7, 2001, the Company entered into an Agreement and Plan of Merger with Court Square Capital Limited ("Court Square"), an affiliate of
CVC and DRI Acquisition LLC, ("DRI Acquisition"), which provided for the consummation of a cash tender by DRI Acquisition for about 9,716,135 shares of the Company's Class A common stock that were not owned by Court Square at $9.50 per share, and the merger of DRI Acquisition with and into the Company.

     On February 23, 2001, at 12:00 midnight New York City time, the tender offer terminated and, after giving effect to the tender offer, DRI Acquisition and Court Square owned more than 90% of the issued and outstanding Class A common shares of the Company. Immediately prior to the effective time of the merger, Court Square contributed shares of Class A common shares to enable DRI Acquisition to consummate the merger without the need for action by Company stockholders. On March 14, 2001, DRI Acquisition merged with and into the Company with the Company as the surviving corporation in the merger (the "Merger").

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

     Aftermarket parts are supplied principally through three distribution channels: (i) car and truck dealers that obtain parts either through an OEM parts organization (e.g., GM Service Parts Operations ("SPO"), Ford Parts & Service, Chrysler Mopar, International Truck and Engine Corporation ("International Truck"), etc.) or directly from an OEM-authorized remanufacturer; (ii) retail automotive parts chains and mass merchandisers; and
(iii) wholesale distributors and jobbers who supply independent service stations, specialty and general repair shops, farm equipment dealers, car dealers and small retailers.

     The Company believes that the aftermarket, and the Company's opportunity in the aftermarket, has been, and will continue to be, impacted by the following trends: (i) the increasing number and average age of vehicles in use and the number of miles driven annually; (ii) the increasing demands of customers that their aftermarket suppliers meet high quality and service standards; (iii) the increasing use of remanufactured parts for OEM warranty and extended service programs, especially on larger, more complex components such as engines, transmissions, and fuel system components; (iv) the growth and consolidation of large retail automotive parts chains and warehouse distributors; (v) the increasing engine output and durability demands related to the high temperatures at which engines operate; and (vi) the increased high-technology content of replacement components which requires more factory manufacturing compared with in-vehicle repair.

     The use of remanufactured components for warranty and extended service repairs has increased in recent years as OEMs have offered extended warranty and extended service coverage and dealers have begun to provide extended service plans and warranties on used vehicles. OEMs have sought to reduce warranty and extended service costs by using remanufactured components, which generally offer the same degree of quality and reliability as OEM products at a lower cost. This trend has also resulted in independent aftermarket customers requiring higher quality standards for remanufactured products.

     Recently, large retail automotive parts chains offering a broad range of new and remanufactured products have experienced rapid growth at the expense of small, independent retail and wholesale stores (jobbers). The Company has significantly grown its sales to these large retail channels and believes that further increasing its sales to retail chains offers a significant opportunity for growth. Retail chains generally prefer to deal with large, national suppliers capable of meeting their cost, quality, volume and service requirements.

OEM Markets

  The OEM market consists of the production and sale of new component parts for use in the manufacture of new vehicles. The OEM market includes two major classes of customers: (i) automobile and light truck manufacturers; and (ii) medium and heavy duty truck and engine manufacturers and other heavy duty vehicle manufacturers.

  The OEM market has been impacted by recent fundamental changes in the OEMs' sourcing strategies. OEMs are consolidating their supplier base, demanding that their suppliers provide technologically advanced product lines, greater systems engineering support and management capabilities, just-in-time sequenced delivery and lower system costs. As a result, each OEM has selected its own preferred suppliers. OEMs are increasingly requiring that their preferred suppliers establish global production capabilities to meet their needs as they expand internationally and increase platform standardization across multiple markets. As OEM global alliances increase, global pricing for automotive components is becoming the norm.

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

Products

  The Company's product line includes a diverse array of manufactured and remanufactured products for the aftermarket and OEM markets under the "Delco Remy" brand name or under a private-label brand name specified by the OEM or the aftermarket customer. The Company also provides core acquisition services for third party aftermarket remanufacturers as well as its own subsidiaries. The product line is classified into two product categories: Electrical Systems and Powertrain/Drivetrain. Third-party sales for core acquisition services are included in the "Other" category.

  The following table sets forth the approximate composition by product category of the Company's revenues for the five months ended December 31, 2000 and the last three fiscal years ended July 31*:



                                  Five Months Ended     Year Ended July 31,
                                     December 31,   ---------------------------
        Product Categories              2000         2000      1999        1998
                                       -----        -----     -----       -----
        Electrical systems              76.2%        78.7%     83.2%       85.5%
        Powertrain/drivetrain           17.5         17.8      15.7        13.5
        Other                            6.3          3.5       1.1         1.0
                                       -----        -----     -----       -----
        Total                          100.0%       100.0%    100.0%      100.0%
                                       =====        =====     =====       =====

         * Reference is hereby made to the consolidated financial statements and the notes relating thereto for a more detailed presentation of revenues from external customers, a breakdown of foreign revenues, measure of profit (loss) and total assets.

  Products within the electrical systems category include manufactured and remanufactured starters and alternators. The starters are used in all cars and trucks manufactured by GM in North America (except for certain vehicles of its Saturn division ("Saturn")). The Company manufactures a full line of heavy duty starters and alternators for use primarily with large diesel engines. The Company's starters and alternators are specified as part of the standard electrical system by most North American heavy duty truck and engine manufacturers. The Company believes that it is the largest manufacturer and remanufacturer in North America of (i) starters for automobiles and light trucks (including sport-utility vehicles, minivans and pickup trucks) and (ii) starters and alternators for medium and heavy duty vehicles. With the acquisition of M&M Knopf, Inc. ("Knopf") in March 2000, the Company expanded its role as a provider of core acquisition services.

  Products within the powertrain/drivetrain category include gas, diesel and marine engines, fuel injectors, injection pumps and turbo chargers (fuel systems), transmissions, torque converters, water pumps, rack and pinions, power steering pumps, gears and clutches, and traction control systems. The Company produces traction control systems for use in construction, industrial and agricultural equipment and in medium duty trucks. The traction control systems business combines valuable product engineering skills with strong machining and fabrication capabilities to manufacture products with custom designed applications.

Customers

  The Company's principal customers include OEM automotive and heavy duty manufacturers, OEM dealer networks, leading automotive parts retail chains and warehouse distributors. The Company's major customers include GM, International Truck, GM SPO, Freightliner, Caterpillar, Advance Auto Parts, Paccar, Delphi, Ford, Autozone, Cummins, Mack, Volvo Trucks, and Pep Boys.

  The Company has long-term agreements, with terms typically ranging from three to five years, to supply starters and alternators to GM and Paccar. Total sales to GM and related affiliates accounted for approximately 28.1%, of which approximately 21.1% are OE sales, and sales to International Truck accounted for approximately 12.1% of the Company's sales in the five months ended December 31, 2000. No other customer accounted for more than 10% of consolidated net sales.

  In connection with the GM Acquisition, GM entered into long-term contracts (the "Supply Agreements") pursuant to which it has agreed to purchase from the Company 100% of its North American requirements for automotive starters (other than for certain Saturn vechicles and 100% of its U.S. and Canadian requirements for heavy duty starters and alternators, in each case with respect to the Company's existing product line. GM's obligations to purchase the Company's automotive starters and heavy duty starters and alternators under the Supply Agreements are subject to such products remaining competitive as to price, technology and design. In fiscal year 1999, the Company and GM extended the terms of the Supply Agreement for the Company to supply starting motors for new engines introduced to support GM North American Operations to August 31, 2008. The extension also provides that Delco Remy America ("DRA") and its international operations will be the supplier of starting motors for those engines for the life of production. The Supply Agreement with respect to heavy duty products terminated on July 31, 2000. GM's obligations to distribute the Company's automotive aftermarket products terminates on July 31, 2009. Although GM's obligations to distribute the Company's heavy duty aftermarket products terminated on July 31, 1998, GM and the Company have entered into an agreement for continued distribution of heavy duty products to the independent aftermarket. As part of this agreement, heavy duty replacement parts will continue to be supplied to the independent aftermarket through existing AC Delco distributors and newly appointed Delco Remy distributors. As a result of this agreement, the Company is developing a distribution network of independent warehouse distributors to expand the sales volume previously covered by the expired agreement for heavy duty aftermarket product distribution. The Company expects that it will be able to expand its market share through this more direct channel of distribution. Although the Company expects that its automotive and heavy duty products will remain competitive throughout the term of the agreements with GM, there can be no assurance that GM will not develop alternative sources for such components and purchase some or all of its requirements from these sources prior to or following the expiration of the agreements.

  The Company employs its own direct sales force which develops and maintains sales relationships with major North American truck fleet operators as well as its OEM customers worldwide. These sales efforts are supplemented by a network of field service engineers and product service engineers.

Distribution

  The Company's products are distributed to its customers primarily by common carrier.

Competition

  The automotive parts market is highly competitive. Competition is based primarily on quality of products, service, delivery, technical support and price. Most OEM manufacturers and aftermarket distributors source parts from one or two suppliers. The Company competes with a number of companies who supply automobile manufacturers throughout the world. In the North American automotive market, the Company's principal competitors include Denso, Valeo, Mitsubishi, Bosch, Visteon, Rayloc, Units Parts and Motorcar Parts & Accessories.

Strategy

  The Company plans to continue to strengthen its strategic positioning and strong market position through increasing revenue profitably (Growth Strategy) and achieving improved manufacturing efficiency, cost reduction and increased productivity while continuing to achieve the highest levels of quality (Operating Strategy).

Growth Strategy

  Grow Market Leadership For Products. The Company intends to increase its sales to new and existing customers by capitalizing on its balanced coverage of the key channels of aftermarket distribution and its competitive strengths as an OEM supplier. Additionally, recent acquisitions have expanded the Company's geographical and product presence. The Company believes that it is the market share leader in several North American markets, including remanufactured electrical starters and alternators, heavy duty truck alternators and automotive starters. The Company continued its market leadership through the renewal of the GM contract for automotive starters, obtaining gasoline engine business with NAPA, and supplying new distribution centers owned by Advance and O'Reilly.

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

  Introducing Technologically Advanced New Products. As a Tier 1 OEM supplier, the Company continues to provide technologically advanced products by regularly updating and enhancing its product line. Since the GM Acquisition, the Company has (i) completed the introduction of a new family of gear reduction starters that replaced all straight drive starters in GM vehicles for the 1998 model year and (ii) introduced several longer-life heavy duty alternators. The Company is also developing a small gear reduction starter specifically designed for application on world car platforms. These new products underscore the Company's commitment to developing state-of-the-art products that address the higher output, lower weight and increased durability requirements of OEM customers. Recent aftermarket product initiatives include the remanufactured 7.3 liter direct injected engine, which is the Ford Qualified Remanufacturer ("FQR") product for warranty replacement on its series of F250, 350 and 450 pickup trucks, and new or expanded transmission warranty business with Hyundai America Motor and Allison.

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

  Productivity Improvements. In conjunction with its emphasis on focus factories, the Company continues to work with its local union representatives to establish best-in-class work practices, such as reducing the number of job classifications per focus factory and implementing team-based manufacturing processes. In late 1999, the Company launched a company-wide "lean manufacturing" initiative and these concepts are being applied in its recently opened focus factories and throughout the organization.

  Product Quality and Continuous Improvement. The Company believes that its commitment to product quality and continuous improvement is evidenced by the QS9000 certification received by the majority of its manufacturing and remanufacturing facilities. In addition, the Company's powertrain/drivetrain operations that remanufacture products for Ford are FQR suppliers. Global purchasing has further enhanced the Company's continuous improvement efforts. The Company is utilizing its international ventures to develop new, lower cost sources of materials and is consolidating its vendor base to fewer, more competitive suppliers. In August 2000, DRA was named by Automotive Industries magazine as "Best of the Best" in the Electrical Systems Suppliers category for the second consecutive year. The award is based on a survey of the Company's customers judging performance in quality, price, innovation, delivery and service.

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

Employees

  As of December 31, 2000, the Company employed 7,424 people, 1,626 of whom were salaried and administrative employees and 5,798 of whom were hourly employees. Of the Company's hourly employees, 26% are represented by unions. In the United States, 550 of the Company's hourly workers are represented by the United Auto Workers Union (the "UAW") under an agreement between the Company and the UAW, the applicable provisions of which were assumed by the Company in connection with the GM Acquisition. The agreement between the UAW and the Company, originally scheduled to expire on March 22, 2001, was extended an additional two years. In addition, 67 of the Company's hourly employees are represented by the International Brotherhood of Teamsters (the "Teamsters"). The agreement between the Teamsters and the Company expires on August 31, 2003.

  As of December 31, 2000, 115 of the Company's 132 Canadian hourly employees are represented by the Canadian Auto Workers Union, 14 are represented by the United Steel Workers Union and 3 are represented by the Metallurgists Unis d'Amerique. The agreements with these unions expire in November 2002, December 2002 and November 2003, respectively.

  As of December 31, 2000, approximately 148 of Autovill's 421 hourly employees are affiliated with the Hungarian Steel Industry Workers Union. The agreement was signed July 17, 1996 and is perpetual, subject to termination upon three months' notice from either party.

  As of December 31, 2000, approximately 601 of Elmot's 708 hourly workers are affiliated with The Intercompany Trade Union or the Intercompany Union Organization NSZZ. Agreements with these unions were signed on August 23, 2000 and are perpetual.

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

  Consistent with its strategy to introduce technologically advanced and improved products, the Company spent approximately $7.2 million in the five month period ended December 31, 2000 and approximately $16.3 million, $13.5 million, and $13.3 million in fiscal years 2000, 1999 and 1998, respectively, on research and development activities. All expenditures were Company funded.

Foreign Operations

  Information about the Company's foreign operations is set forth in tables relating to geographic information in Note 14 to Consolidated Financial Statements "Business Segments and Geographic Area Information," which statements are included under Item 8, Financial Statements and Supplementary Data.

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

ITEM 2  PROPERTIES

   The world headquarters of the Company are located at 2902 Enterprise Drive, Anderson, Indiana 46013. The Company leases its headquarters. The following table sets forth certain information regarding manufacturing and certain other facilities operated by the Company as of December 31, 2000.

                                Number
         Location            Of Facilities              Use                   Owned/Leased
         --------            -------------              ---                   ------------
Anderson, IN                        3                 Office                      Leased
Anderson, IN                        7                 Manufacturing               Leased
Anderson, IN                        1                 Testing                     Leased
Anderson, IN                        1                 Warehouse                   Leased
Atlanta, GA                         1                 Warehouse                   Leased
Bay Springs, MS                     2                 Manufacturing               Leased
Brooklyn, NY                        2                 Warehouse                   Leased
Budapest, Hungary                   1                 Office                      Owned
Budapest, Hungary                   1                 Warehouse                   Owned
Buffalo, NY                         2                 Warehouse                   Leased
Chantilly, VA                       1                 Manufacturing               Leased
Dallas, TX                          1                 Manufacturing/Office        Leased
Edinburgh, IN                       1                 Manufacturing               Leased
Edmonton, Canada                    2                 Manufacturing            Leased/Owned
Swidnica, Poland                    1                 Warehouse                   Leased
Flint, MI                           1                 Warehouse                   Leased
Findlay, OH                         1                 Manufacturing               Owned
Fort Wayne, IN                      1                 Warehouse                   Leased
Fradley, United Kingdom             1                 Manufacturing               Leased
Franklin, IN                        3                 Manufacturing               Owned
Hancock, MD                         1                 Warehouse                   Leased
Hapsenburg, Belgium                 1                 Manufacturing               Leased
Heidelberg, MS                      2                 Manufacturing               Leased
Heistop Den Berg, Belgium           1                 Office                      Leased
Holbrook, NY                        1                 Warehouse                   Leased
Indianapolis, IN                    3                 Manufacturing               Leased
Jemmel, Tunisia                     1                 Manufacturing               Leased
Kaleva, MI                          1                 Manufacturing               Leased
Kyoungnam, South Korea              2                 Manufacturing               Leased
Laredo, TX                          1                 Warehouse                   Leased
Mansfield, TX                       1                 Manufacturing               Leased
Marion, MI                          1                 Manufacturing               Leased
Memphis, TN                         1                 Warehouse                   Leased
Meridian, MS                        3                 Manufacturing/Warehouse     Leased
Mezokovesd, Hungary                 1                 Manufacturing               Owned
Miskolc, Hungary                    1                 Manufacturing               Leased
Moncton, Canada                     1                 Manufacturing               Leased
North Kansas City, MO               2                 Manufacturing               Leased
Peru, IN                            2                 Manufacturing               Leased
Philadelphia, PA                    2                 Warehouse                   Leased
Piscataway, NJ                      1                 Office/Warehouse            Leased
Plainfield, IN                      1                 Warehouse                   Leased
Raleigh, MS                         3                 Manufacturing            Leased/Owned
Reed City, MI                       4                 Manufacturing/Warehouse     Leased
Ridgeville, SC                      1                 Manufacturing               Leased

                                Number
     Location                Of Facilities              Use                         Owned/Leased
     --------                -------------              ---                         ------------
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

* Leased on a month-to-month basis.

  The Company believes all facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the next several years.

ITEM 3  LEGAL PROCEEDINGS

  From time to time, the Company is party to various legal actions in the normal course of its business. The Company believes it is not currently party to any proceedings that, if adversely determined, would have a material adverse effect on the Company's business, financial condition and results of operations.

  On December 28, 2000, Perry Fuller, Henry Rose and DPM Limited Partnership each filed separate complaints, and on January 9, 2001, Jeffrey Berger filed a complaint in the Court of Chancery of the State of Delaware, New Castle County, as a result of the commencement of Court Square's tender offer for the Company's Class A common stock. Court Square, the Company and individual members of the Company's Board of Directors are named defendants in the complaints. The complaints are substantially identical in scope and allege, among other things, that the tender offer was designed to "freeze out" the public stockholders of the Company to the benefit of Court Square. The plaintiffs of the claims have demanded certain remedies including an award of damages and injunctive relief. The Company does not believe that the complaints have any merit.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its Annual Meeting of Shareholders on December 15, 2000. Matters voted upon by proxy were: the election of directors for terms expiring at the Company's next annual meeting of shareholders; the ratification of the Board of Directors' appointment of Ernst & Young LLP, Certified Public Accountants, as independent accountants to examine the financial statements of the Company for the five-month transition period ended December 31, 2000; to increase the number of shares in the 1997 Stock-Based Incentive Compensation Plan; and to increase the number of shares in the 1997 Non-Qualified Stock Option Plan for Non-Employee Directors.

                                                           Voted For   Voted Against  Abstained
                                                           ---------   -------------  ---------
Election of Directors:
     Harold K. Sperlich                                    16,383,664              -    618,348
     Thomas J. Snyder                                      16,384,084              -    617,928
     E. H. Billig                                          16,385,396              -    616,616
     Richard M. Cashin, Jr.                                15,861,206              -  1,140,806
     Michael A. Delaney                                    16,385,496              -    616,516
     James R. Gerrity                                      16,385,496              -    616,516
     Robert J. Schultz                                     16,398,446              -    603,566

Proposal to ratify Ernst & Young LLP as the
 Company's independent accountants                         16,962,030         34,847      5,135

Increase the number of shares in the 1997 Stock-Based
 Incentive Compensation Plan                               13,246,043        831,049     21,460

Increase the number of shares in the 1997 Non-Qualified
 Option Plan for Non-Employee Directors                    13,259,104        794,247     45,201

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

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

  The following information pertains to the Company's common equity prior to the completion of the tender offer by Court Square on February 23, 2001, the merger of the Company with DRI Acquisition Corporation and the resulting recapitalization of the Company on March 14, 2001. Refer to note 18 to the consolidated financial statements under Item 8 for a description of the Company's capital structure following completion of the merger.

Market Information

  The Company made its initial public offering of Class A Common Stock on December 22, 1997. The Company's Class A Common Stock was traded in the New York Stock Exchange (NYSE) under the ticker symbol "RMY". There was no public market for the Company's Class B Common Stock. The following table reflects the high and low selling prices of the Company's Class A Common Stock for each of the periods presented.

Date                                            High      Low
----                                            ----      ---
Fiscal Year Ended July 31, 1999
First Quarter                                 14.00000  9.12500
Second Quarter                                12.00000  9.31250
Third Quarter                                 10.68750  8.06250
Fourth Quarter                                11.12500  8.68750

Fiscal Year Ended July 31, 2000
First Quarter                                 10.37500  8.25000
Second Quarter                                 9.75000  7.96875
Third Quarter                                  8.12500  6.62500
Fourth Quarter                                 9.25000  7.06250

Two month period ended September 30, 2000      8.75000  7.21875

Three month period ended December 31, 2000     8.68700  5.25000

Holders

  The approximate number of record holders of each of the classes of the Company's common stock as of March 13, 2001 were as follows:

        Class A Common Stock              1,217
        Class B Common Stock                  1

  Following the recapitalization, the approximate number of record holders of each of the classes of the Company's common stock as of March 15, 2001 were as follows:

        Class A Common Stock                  1
        Class B Common Stock                  11
        Claas C Common Stock                  1

Dividends

   The Company paid no dividends on its common stock. Payment of dividends was at the discretion of the Company's Board of Directors and depended, among other factors, upon the Company's earnings, financial condition and capital requirements and the terms of the Company's financing agreements. The ability of the Company to make dividend payments was also restricted by the terms of certain of its debt instruments.

ITEM 6  SELECTED FINANCIAL DATA

  The following table presents selected consolidated financial data of Delco Remy International, Inc., for fiscal years ending July 31, 1996 through 2000 and the five month transition period ended December 31, 2000.

                                     Five Months Ended
                                        December 31,                             Year Ended July 31,
                                  -----------------------  ----------------------------------------------------------------
                                     2000        1999         2000          1999        1998         1997        1996
                                  -----------------------  ----------------------------------------------------------------
                                              (Unaudited)                   (In thousands except per share data)
Net sales                         $ 443,066   $  446,806   $ 1,090,938   $ 953,706   $  815,313   $ 689,787   $  636,852
Income (loss) from
 continuing operations (a)            9,699       11,246        12,418      28,346       (2,187)    (10,263)       5,796
Income (loss) from continuing
 operations per common share:
      Basic                            0.40         0.46          0.51        1.19        (0.11)      (0.71)        0.38
      Diluted                          0.37         0.43          0.48        1.09        (0.11)      (0.71)        0.34
Total assets                        924,470      816,757       889,240     782,663      684,997     570,569      475,082
Long-term obligations and
 redeemable preferred stock         519,284      447,475       484,270     434,931      393,806     379,332      303,564
Cash dividends declared per
 common share                           --           --            --          --           --           NA           NA



(a) The results of acquired companies are included in operations from date of acquisition. Pro forma results of operations for acquisitions are presented in Note 1 to the consolidated financial statements. Results for fiscal years ending July 31, 2000, 1998, 1997 and 1996 include non-recurring charges of $22,190, $16,227, $20,700 and $4,609, respectively, after income taxes. See Notes to Consolidated Financial Statements.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

  The Company changed its fiscal year to December 31, effective August 1, 2000. Prior to August 1, 2000, the fiscal year ended on July 31. Accordingly, the Company's audited financial statements include a balance sheet at December 31, 2000 and statements of operations, stockholders' equity and cash flows for the five-month transition period ended December 31, 2000. For comparative purposes, the Company has included unaudited statements of operations and cash flows for the five-month period ended December 31, 1999.

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

  Approximately 13% of the Company's domestic hourly labor force is represented by the UAW. In June 2000, the Company signed a new two-year extension to the previous four-year master agreement with the UAW. Wage and benefit increases under the agreement generally follow the same pattern as the prior agreement and, as a result, the Company will experience higher wage and benefit rates in future periods. Under provisions of the agreement, the UAW and the Company developed special programs of incentives for hourly employees who agree to leave the Company. The cost of these programs is included in the non-recurring charge in fiscal year 2000. The Company has implemented its strategy of shifting production to focus factories, which the Company believes has reduced costs and will continue to reduce costs as these focus factories continually improve and implement lean manufacturing concepts.

  Since the GM Acquisition, the Company has completed fourteen strategic acquisitions, and entered into five joint ventures. These acquisitions and joint ventures have broadened the Company's product line, expanded its remanufacturing capability, extended its participation in international markets and increased its penetration of OEM dealers, warehouse distributors and the retail automotive parts channel. As a result of these acquisitions and joint ventures and the Company's focus on increasing its participation in the aftermarket, the Company's reliance on GM has declined since the Company's formation. Net sales to customers other than GM increased from 41% in fiscal year 1995, the Company's first complete fiscal year of operations, to 70% in fiscal year 2000 and 72% in the five months ended December 31, 2000. Sales to GM North American OE operations constituted 24% of consolidated net sales in fiscal year 2000 and 21% in the five months ended December 31, 2000.

  In fiscal year 2000, the Company completed the acquisitions of Engine Master (August 1999), Knopf (March 2000) and Elmot--DR, Sp z.o.o. ("Elmot") (April
2000). Results for these businesses are reflected in the Company's results of operations effective with the acquisition dates. The acquisitions completed in fiscal year 1999, including Williams Technologies and Delco Remy Korea, provided a full year contribution to the Company's results in fiscal year 2000. Results for Knopf and Elmot are not reflected in results for the five month period ended December 31, 1999.

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

  In May 2000, the Company completed plans for the realignment of certain manufacturing facilities in the United States, Canada and the United Kingdom. A one-time charge of $35.2 million was recorded in the fourth quarter of fiscal 2000 for the estimated cost of the plan, which included various employee separation programs and the write-down of certain production assets. Cash payments relative to this charge were $5.0 million in fiscal 2000 and $16.0 million in the five months ended December 31, 2000. Payments are expected to approximate $3.1 million, $2.8 million and $0.2 million in calendar years 2001, 2002 and 2003, respectively.

  In fiscal year 1998, the Company developed a plan to restructure its workforce to a level that should enable it to realize better efficiency. The plan included a buyout plan for the hourly workforce to assist employees with their transition from the Company. This program was completed in fiscal 1999. A non-recurring charge of $26.5 million was incurred as a result of this action, and a reserve was established in that amount. The Company reduced this reserve through cash payments of $10.0 million in fiscal 1998, $11.6 million in fiscal 1999 and $3.9 million in fiscal 2000. An additional $0.9 million was paid in the five months ended December 31, 2000 and $0.2 million is expected to be paid in calendar 2001.

  The following table sets forth certain statements of operations data expressed as a percentage of sales:

                                                                   Five Months Ended
                                                                      December 31,             Year Ended July 31,
                                                                  --------------------   ------------------------------
                                                                   2000       1999        2000        1999        1998
                                                                  ------     ------      ------      ------      ------
Net sales                                                         100.0%     100.0%      100.0%      100.0%      100.0%
Cost of goods sold                                                 79.9       78.9        77.5        79.7        80.7
                                                                  ------     ------      ------      ------      ------
Gross profit                                                       20.1       21.1        22.5        20.3        19.3
Selling, general and administrative expenses                       10.7       11.1        11.4        10.5        10.7
Amortization of goodwill and intangibles                            0.6        0.5         0.6         0.5         0.4
Non-recurring charges                                               --         --          3.2          --         3.2
                                                                  ------     ------      ------      ------      ------
Operating income                                                    8.8        9.5         7.3         9.3         5.0
Interest expense and other non-operating items                     (4.5)      (4.4)       (4.5)       (4.8)       (5.0)
                                                                  ------     ------      ------      ------      ------
Income (loss) before income taxes (benefit),
 minority interest in income of subsidiaries,
 income (loss) from unconsolidated joint ventures,
 preferred dividend requirement of subsidiary and
 deemed dividend on preferred stock conversion                      4.3        5.1         2.8         4.5          --
Income taxes (benefit)                                              1.4        1.9         1.1         1.7          --
Minority interest in income of subsidiaries                        (0.6)      (0.7)       (0.6)       (0.4)       (0.3)
Income (loss) from unconsolidated joint ventures                   (0.1)        --          --         0.6         0.3
Preferred dividend requirement of subsidiary                         --         --          --          --        (0.1)
Deemed dividend on preferred stock conversion                        --         --          --          --        (0.2)
                                                                  ------     ------      ------      ------      ------
Income (loss) from continuing operations                            2.2        2.5         1.1         3.0        (0.3)
Extraordinary item:
   Write-off of debt issuance costs, net of applicable income
    tax benefit                                                      --         --          --          --        (0.2)
                                                                  ------     ------      ------      ------      ------
Net income (loss)                                                   2.2%       2.5%        1.1%        3.0%       (0.5)%
                                                                  ======     ======      ======      ======      ======

Five Months Ended December 31, 2000 Compared to Five Month Ended December 31,
1999

  Net Sales. Net sales of $443.1 million declined $3.7 million, or 0.8%, due to lower demand from customers in the heavy duty OEM market ($23.6 million), reduced orders from GM and other customers in the OEM automotive products market ($4.3 million) and lower demand for powertrain/drivetrain products in the aftermarket ($3.1 million). These factors were mostly offset by sales of Knopf ($23.9 million), which was acquired in March 2000, and increased volume in the electrical products aftermarket ($3.4 million).

  Gross Profit. Gross profit of $89.1 million declined $5.3 million, or 5.6%, and as a percentage of sales declined to 20.1% in the five month period of 2000 from 21.1% in the comparable period of 1999. The decline in gross profit dollars was due to lower volume and product mix in the heavy duty OEM market ($9.4 million), lower volume in the powertrain/drivetrain aftermarket ($3.8 million) and lower volume and product mix in the OEM automotive market ($1.1 million). These volume and product mix declines were mitigated by cost improvements, including realization of cost savings associated with the June 2000 manufacturing realignment. Gross profit was favorably impacted by increased volume in the electrical aftermarket ($4.8 million) and the acquisition of Knopf ($4.2 million). The decline in gross profit as a percentage of sales reflects the effect of lower volume on fixed manufacturing costs and unfavorable product mix, largely offset by cost improvements throughout the Company.

  Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses declined $1.9 million, or 3.9%, and as a percentage of sales improved from 11.1% in 1999 to 10.7% in 2000. The realization of cost reductions associated with the June 2000 realignment were partially offset by costs associated with the acquisition of Knopf.

  Operating Income. Operating income of $39.0 million declined $3.5 million, or 8.3%, from $42.5 million in the five-month period of 1999. This decreased reflects the sales volume, product mix and cost issues discussed above.

  Interest Expense. Interest expense increased $2.1 million, or 10.9%. This increase was due primarily to higher levels of debt incurred to finance acquisitions ($2.1 million) and higher rates reflecting increases by the Federal Reserve.

  Non-operating Income (Expense). Non-operating income in the five-month period of 2000 included a $0.6 million business dissolution fee from a customer. In addition, realized foreign currency transaction gains on the settlement of US dollar denominated accounts receivable were recorded by the Company's Korean subsidiary which were partially offset by realized losses on non-deliverable forward contracts on the Korean Won entered into as a hedge against potential gains and losses on these transactions. The net foreign currency transaction gain was approximately $0.5 million.

  Income Taxes. The Company's consolidated effective income tax rate of 32.0% in the five-month period ended December 31, 2000 compares with 37.9% in the comparable period of 1999. This decrease reflects implementation of various tax planning initiatives and acquisitions of foreign subsidiaries with lower rates.

  Net Income. Net income of $9.7 million, or $.37 per share on a diluted basis, compares with $11.2 million, or $.43 per share. This decline reflects lower sales volume, partially offset by cost improvements, non-operating income and the lower effective income tax rate.

Fiscal Year Ended July 31, 2000 Compared To Fiscal Year Ended July 31, 1999

  Net Sales. Net sales of $1,090.9 million increased $137.2 million, or 14.4%, due to the effect of fiscal year 2000 and 1999 acquisitions ($93.1 million) and increased demand for electrical and powertrain/drivetrain products in the aftermarket ($26.5 million) and automotive products in the OEM market ($17.6 million). Sales in the heavy duty OEM market were down marginally due to lower customer production. Price increases did not have a significant effect on year-over-year sales as the Company continued to face price pressures in most of its markets.

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

  Selling, General and Administrative Expenses. SG&A expenses increased $24.0 million, or 24.1%, and as a percentage of net sales were 11.4% in fiscal 2000 compared to 10.5% in fiscal 1999. These increases were the result of acquisitions and costs related to implementation of enterprise-wide systems.

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

  Income (Loss) From Unconsolidated Joint Ventures. The loss of $0.4 million in 2000 compares to income of $5.4 million in 1999. This change reflects the consolidation of Delco Remy Korea, which was previously accounted for under the equity method.

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

Liquidity and Capital Resources

  The Company's short-term liquidity needs include required debt service, including capital lease payments, day to day operating expenses, working capital requirements and the funding of capital expenditures. Cash interest payments are expected to approximate $50.0 million in calendar year 2001. Long-term liquidity requirements include principal payments of long-term debt and the funding of acquisitions. The Company's principal payments on long-term debt and capital lease obligations are presented in Note 6 to Consolidated Financial Statements. The Company's principal sources of cash to fund its short-term liquidity needs consist of cash generated by operations and borrowings under the Senior Credit Facility. At December 31, 2000, borrowings under the Senior Credit Facility were $182.4 million, leaving $105.7 million available under the $300 million facility, net of lines of credit.

  Cash used in operating activities during the five months ended December 31, 2000 of $15.4 million reflects cash generated from earnings adjusted for non-cash items offset by increased working capital (primarily inventory) and cash payments relative to the manufacturing realignment. The inventory increase was due primarily to higher average return rates on cores and lower customer demand.

  Capital expenditures of $11.8 million during the transition period were for production equipment, tooling and enterprise-wide systems. The Company granted put/call options in connection with the acquisitions of World Wide and Power Investments that become exercisable in February 2001 for World Wide and March 2001 for Power Investments. The exercise prices of the put/call options, which are based on earnings formulas, are currently estimated to be approximately $22.0 million in total for the two acquisitions. The payments will be added to the goodwill recorded for each acquisition and amortized over its remaining useful life.

  Cash provided by financing activities was generated entirely from the Company's Senior Credit Facility.

  Cash provided by operating activities of $69.7 million in fiscal 2000 compared with $43.1 million in fiscal 1999. This improvement was due primarily to increased earnings excluding the non-recurring charge and non-cash items. Earnings growth of $6.3 million excluding the non-recurring charge included the results of Delco Remy Korea, which was reported as an unconsolidated joint venture in fiscal 1999, a $9.7 million increase in depreciation and amortization expense, a $2.8 million increase in minority interest and a $5.8 million decline in earnings of joint ventures. Under the terms of the GM Acquisition, GM retained the liability for post-retirement benefits earned by the Company's employees while employed by GM. In addition, GM retained the liability for post-retirement benefits for all of the Company's employees who returned to GM pursuant to contractual arrangements at the time of the GM Acquisition. Excluding the amounts recorded from acquisitions, net working capital increased $19.3 million in fiscal 2000 compared to a $6.1 million increase in fiscal 1999.

Accounts receivable increased $1.6 million due to very strong shipments in the fourth quarter. Collections improved overall in fiscal 2000. The $4.6 million decline in fiscal 1999 was due to strong fourth quarter collections. Inventories increased $18.2 million in fiscal 2000 due primarily to delayed product pull from aftermarket customers. The $17.7 million increase in fiscal 1999 reflected support for sales growth in the electrical aftermarket. Accounts payable increased $15.8 million in fiscal 2000 and $13.6 million in fiscal 1999. The $15.4 million increase in other current assets in fiscal 2000 reflects non-cash charges to the reserve for non-recurring items and decreases in other accrued expenses. The decline in other non-current assets and liabilities of $12.2 million in fiscal 2000 was due primarily to the net change in non-current deferred income taxes.

  Cash used in investing activities was $106.4 million in fiscal 2000 compared to $73.4 million in fiscal 1999. Acquisitions in fiscal 2000 included Knopf, Engine Master and Elmot, all of which were funded with proceeds from the Senior Credit Facility. Capital expenditures, consisting primarily of production equipment and tooling, were $38.4 million in fiscal 2000 and $25.1 million in fiscal 1999. This increase reflects implementation of enterprise-wide systems and projects to facilitate the global manufacturing realignment.

  Cash provided by financing activities in fiscal 2000 and fiscal 1999 were generated entirely from the Company's Senior Credit Facility. In fiscal 2000, a $1.2 million cash distribution was made to the minority shareholders of Delco Remy Korea.

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

Seasonality

  The Company's business is moderately seasonal, as its major OEM customers historically have one or two week shutdowns of operations during July. In response, the Company typically has shut down its own operations for one week each July, depending on backlog, scheduled maintenance and inventory buffers, as well as an additional week during the December holidays. Consequently, the Company's second and fourth quarter results in the fiscal years ended July 31, 2000, 1999 and 1998, and the five-month periods ended December 31, 2000 and 1999 reflect the effects of these shutdowns. Refer to Note 17 to Consolidated Financial Statements which pertains to quarterly (unaudited) financial information.

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

Foreign Sales

  Approximately 21.3% of the Company's net sales in the five-month period ended December 31, 2000 and approximately 22.3%, 21.3%, and 23.9% of the Company's fiscal year 2000, 1999 and 1998 net sales, respectively, were derived from sales made to customers in foreign countries. Because of these foreign sales, the Company's business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

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

  The Company's primary interest rate risk exposure results from changes in short-term U. S. dollar interest rates. In an effort to manage interest rate exposures, the Company strives to achieve an acceptable balance between fixed and variable rate debt positions. In order to limit the effect of interest rate changes on earnings and cash flows, the Company maintains a significant percentage of fixed rate debt (83% at December 31, 2000). In November 2000, the Company entered into an interest rate swap on a notional amount of $100.0 million of the Senior Credit Facility. Under this transaction, the Company swapped a variable rate for a fixed rate. The $100.0 million notional amount is included in the fixed rate debt for purposes of analyzing a change in market interest rates. As such, the Company is exposed to U.S. changes in interest rates only on the Senior Credit Facility. A 100 basis point increase in U.S. market interest rates on the amounts outstanding at December 31, 2000 under the Senior Credit Facility would result in an increase in the Company's annual interest expense of approximately $0.8 million.

  The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the strengthening of the U. S. dollar against the Korean Won and certain European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U. S. dollar at exchange rates that have fluctuated from the beginning of the period. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both denominated in the local currency. From time to time, the Company enters into exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. A hypothetical 10 percent strengthening in the exchange rates (primarily the Korean Won against the U.S. dollar) over a one-year period would decrease earnings by approximately $3.6 million. A hypothetical 10 percent weakening in exchange rates would reduce the carrying value of the Company's net investment in its foreign subsidiaries at December 31, 2000 by approximately $2.4 million.

  In order to reduce the uncertainty of price movements with respect to the purchase of certain commodities, primarily copper, the Company enters into forward purchase contracts and various supply and purchase agreements with its customers and vendors. Based on the Company's overall commodity hedge exposure at December 31, 2000 and July 31, 2000 and 1999, a hypothetical 10 percent change in market rates applied to the fair value of the instruments, would not have a material effect on the Company's earnings, cash flows or financial position in the five month transition period ended December 31, 2000 or in fiscal years 2000 and 1999.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Statements of Delco Remy International, Inc.:                                      Page
                                                                                             ----
Report of Independent Auditors                                                                24

Consolidated Statements of Operations for the five months ended December 31, 2000 and 1999
and three years ended July 31, 2000                                                           25

Consolidated Balance Sheets at December 31, 2000, July 31, 2000 and July 31, 1999             26

Consolidated Statements of Stockholders' Equity (Deficit) for the five months ended
December 31, 2000 and three years ended July 31, 2000                                         27

Consolidated Statements of Cash Flows for the five months ended December 31, 2000 and 1999
and three years ended July 31, 2000                                                           28

Notes to Consolidated Financial Statements                                                    29


REPORT OF INDEPENDENT AUDITORS

To the Shareholders and
Board of Directors of
Delco Remy International, Inc.

  We have audited the accompanying consolidated balance sheets of Delco Remy International, Inc. as of December 31, 2000 and July 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the five months ended December 31, 2000 and for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delco Remy International, Inc. at December 31, 2000 and July 31, 2000 and 1999, and the consolidated results of its operations and cash flows for the five months ended December 31, 2000 and for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                          /S/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 22, 2001,
except for Notes 1, 2, 8 and 18,
as to which the date is March 15, 2001

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                   (in thousands, except for per share data)

                                                          Five Months Ended
                                                             December 31,                    Year Ended July 31,
                                                      -----------------------     --------------------------------------
                                                         2000          1999          2000           1999          1998
                                                      ---------     ---------     -----------    ----------    ---------
                                                                    (Unaudited)
Net sales                                             $ 443,066     $ 446,806     $ 1,090,938    $  953,706    $ 815,313
Cost of goods sold                                      354,001       352,418         845,424       759,815      657,862
                                                      ---------     ---------     -----------    ----------    ---------
Gross profit                                             89,065        94,388         245,514       193,891      157,451
Selling, general and administrative expenses             47,462        49,411         123,918        99,882       86,873
Amortization of goodwill and intangibles                  2,625         2,475           7,129         5,203        3,478
Non-recurring charges                                       --            --           35,222           --        26,515
                                                      ---------     ---------     -----------    ----------    ---------
Operating income                                         38,978        42,502          79,245        88,806       40,585
Interest expense                                        (21,790)      (19,650)        (48,766)      (45,505)     (40,291)
Non-operating income (expense)                            1,850          (147)            493           --          (428)
                                                      ---------     ---------     -----------    ----------    ---------
Income (loss) before income taxes (benefit),
 minority interest in income of
 subsidiaries, income (loss) from unconsolidated
 joint ventures, preferred
 dividend requirement of subsidiary, deemed
 dividend on preferred stock
 conversion and
 extraordinary item                                      19,038        22,705          30,972        43,301         (134)
Income taxes (benefit)                                    6,094         8,605          11,460        16,454          (52)
Minority interest in income of subsidiaries              (2,778)       (2,841)         (6,742)       (3,921)      (2,389)
Income (loss) from unconsolidated joint ventures           (467)          (13)           (352)        5,420        2,568
Preferred dividend requirement of subsidiary                --            --              --            --          (645)
Deemed dividend on preferred stock conversion               --            --              --            --        (1,639)
                                                      ---------     ---------     -----------    ----------    ---------
Income (loss) before extraordinary item                  9,699        11,246           12,418        28,346       (2,187)
Extraordinary item:
   Write-off of debt issuance costs (less applicable
    income tax benefit of $1,172)                           --            --              --            --        (1,833)
                                                      ---------     ---------     -----------    ----------    ---------
Net income (loss)                                     $   9,699     $  11,246     $    12,418    $   28,346    $  (4,020)
                                                      =========     =========     ===========    ==========    =========
Basic earnings (loss) per share:
   Income (loss) before extraordinary item            $     .40     $     .46     $       .51    $     1.19    $    (.11)
   Extraordinary item                                       --            --              --            --          (.09)
                                                      ---------     ---------     -----------    ----------    ---------
   Net income (loss)                                  $     .40     $     .46     $       .51    $     1.19    $    (.20)
                                                      =========     =========     ===========    ==========    =========
Diluted earnings (loss) per share:
   Income (loss) before extraordinary item            $     .37     $     .43     $       .48    $     1.09    $    (.11)
   Extraordinary item                                       --            --              --            --          (.09)
                                                      ---------     ---------     -----------    ----------    ---------
   Net income (loss)                                  $     .37     $     .43     $       .48    $     1.09    $    (.20)
                                                      =========     =========     ===========    ==========    =========


                             See Accompanying Notes

                           CONSOLIDATED BALANCE SHEETS

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
               (in thousands, except for share and per share data)



                                                                                                         July 31
                                                                                   December 31   -----------------------
                                                                                      2000          2000          1999
                                                                                   ----------    ----------    ---------
Assets:
Current assets:
Cash and cash equivalents                                                          $   24,380    $   17,822    $  15,309
Trade accounts receivable (less allowance for doubtful accounts
 of $3,115, $2,970 and $2,105)                                                        173,466       169,563      147,988
Other receivables                                                                      16,205        15,233       15,496
Inventories                                                                           293,824       268,153      232,165
Deferred income taxes                                                                  16,539        18,145       14,997
Other current assets                                                                    8,909         8,864        2,903
                                                                                   ----------    ----------    ---------
Total current assets                                                                  533,323       497,780      428,858
Property and equipment                                                                305,583       297,574      258,727
Less accumulated depreciation                                                         105,743        95,663       63,532
                                                                                   ----------    ----------    ---------
Property and equipment, net                                                           199,840       201,911      195,195
Deferred financing costs                                                                8,694         9,432       11,192
Goodwill (less accumulated amortization of $23,485, $20,891 and $15,296)              169,238       171,032      137,429
Investments in joint ventures                                                           7,016         5,333        4,756
Other assets                                                                            6,359         3,752        5,233
                                                                                   ----------    ----------    ---------
Total assets                                                                       $  924,470    $  889,240    $ 782,663
                                                                                   ==========    ==========    =========

Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable                                                                $  156,075    $  141,944    $ 119,339
   Accrued interest payable                                                             9,133        10,858       11,603
   Accrued non-recurring charges                                                        7,692        24,778        5,866
   Other liabilities and accrued expenses                                              33,790        40,085       37,105
   Current debt                                                                         8,107         7,454       12,596
                                                                                   ----------    ----------    ---------
Total current liabilities                                                             214,797       225,119      186,509
Deferred income taxes                                                                  10,155        10,027        4,568
Long-term debt, less current portion                                                  519,284       484,270      434,931
Post-retirement benefits other than pensions                                           22,794        21,639       21,050
Accrued pension benefits                                                                4,424         1,286        2,719
Other non-current liabilities                                                           3,884         3,886        3,545
Commitments and contingencies
Minority interest in subsidiaries                                                      28,014        25,187       19,821
Stockholders' equity:
   Common stock:
      Class A Shares (par value $.01; authorized 49,400,000; issued 18,118,056
       in 2000 and 1999)                                                                  182           182          182
      Class B Shares (par value $.01; authorized 17,600,000; issued 6,278,055
       in 2000 and 1999)                                                                   63            63           63
   Paid-in capital                                                                    104,176       104,176      104,176
   Retained earnings                                                                   34,269        24,570       12,152
   Accumulated other comprehensive loss                                               (17,236)      (10,837)      (6,516)
   Stock purchase plan                                                                   (336)         (328)        (537)
                                                                                   ----------    ----------    ---------
Total stockholders' equity                                                            121,118       117,826      109,520
                                                                                   ----------    ----------    ---------
Total liabilities and stockholders' equity                                         $  924,470    $  889,240    $ 782,663
                                                                                   ==========    ==========    =========


                             See Accompanying Notes

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (in thousands)

                                                                                         Accumulated
                                    Class A      Class B                   Retained        Other         Stock
                                     Common      Common       Paid-In      Earnings    Comprehensive   Purchase
                                     Stock        Stock       Capital      (Deficit)        Loss         Plan          Total
                                   ---------    ---------     ---------     ---------     ---------     ---------     ---------
Balance at August 1, 1997          $      88    $      65     $   6,677     $ (12,174)    $  (1,752)    $  (2,701)    $  (9,797)
Issuance of common stock                  92           --        99,715            --            --            --        99,807
Repurchase of common stock                --           --            --            --            --           572           572
Conversion of Class B common
 stock to Class A common stock             2           (2)           --            --            --            --            --
Net loss                                  --           --            --        (4,020)           --            --        (4,020)
Currency translation adjustment           --           --            --            --        (2,322)           --        (2,322)
                                                                                                                      ---------
Comprehensive loss                        --           --            --            --            --            --        (6,342)
                                   ---------    ---------     ---------     ---------     ---------     ---------     ---------
Balance at July 31, 1998                 182           63       106,392       (16,194)       (4,074)       (2,129)       84,240
Repurchase of common stock                --           --          (340)           --            --          (284)         (624)
Other                                     --           --        (1,876)           --            --         1,876            --
Net income                                --           --            --        28,346            --            --        28,346
Currency translation adjustment           --           --            --            --        (2,442)           --        (2,442)
                                                                                                                      ---------
Comprehensive income                      --           --            --            --            --            --        25,904
                                   ---------    ---------     ---------     ---------     ---------     ---------     ---------
Balance at July 31, 1999                 182           63       104,176        12,152        (6,516)         (537)      109,520

Other                                     --           --            --            --            --           209           209
Net income                                --           --            --        12,418            --            --        12,418
Currency translation adjustment           --           --            --            --        (4,321)           --        (4,321)
                                                                                                                      ---------
Comprehensive income                      --           --            --            --            --            --         8,097
                                   ---------    ---------     ---------     ---------     ---------     ---------     ---------
Balance at July 31, 2000                 182           63       104,176        24,570       (10,837)         (328)      117,826

Cumulative effect of
 accounting change
 for derivative instruments               --           --            --            --           241            --           241
Other                                     --           --            --            --            --            (8)           (8)
Net income                                --           --            --         9,699            --            --         9,699
Currency translation adjustment           --           --            --            --        (1,747)           --        (1,747)
Unrealized losses on derivative
 instruments                              --           --            --            --        (4,893)           --        (4,893)
                                                                                                                      ---------
Comprehensive income                      --           --            --            --            --            --         3,059
                                   ---------    ---------     ---------     ---------     ---------     ---------     ---------
Balance at December 31, 2000       $     182    $      63     $ 104,176     $  34,269     $ (17,236)    $    (336)    $ 121,118
                                   =========    =========     =========     =========     =========     =========     =========


                             See Accompanying Notes

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (in thousands)

                                                           Five Months Ended
                                                              December 31                     Year Ended July 31
                                                        -----------------------     ---------------------------------------------
                                                          2000          1999          2000           1999                  1998
                                                        ---------     ---------     ---------     ---------             ---------
                                                                   (Unaudited)
Operating Activities:
Net income (loss)                                       $   9,699     $  11,246     $  12,418     $  28,346             $  (4,020)
Extraordinary item                                             --            --            --            --                 2,095
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Depreciation                                            10,978        11,147        26,126        18,358                13,591
   Amortization                                             2,625         2,475         7,129         5,203                 3,478
   Minority interest in income of subsidiaries              2,778         2,841         6,742         3,921                 2,389
   (Income) loss from unconsolidated joint ventures           467            13           352        (5,420)               (2,568)
   Deferred income taxes - current                          1,606            --        (3,148)        6,656                 1,713
   Post-retirement benefits other than pensions             1,155         1,646           589         4,555                 3,818
   Accrued pension benefits                                 3,138          (133)       (1,433)       (1,909)                   86
   Non-cash interest expense                                  740           733         1,763         1,648                 2,387
   Deemed dividend on preferred stock conversion               --            --            --            --                 1,639
   Preferred dividend requirement of subsidiary                --            --            --            --                   645
   Changes in operating assets and liabilities,
    net of acquisitions:
      Accounts receivable                                  (3,903)      (18,575)       (1,580)        4,621                (8,432)
      Inventories                                         (25,671)       (9,019)      (18,212)      (17,705)              (17,400)
      Accounts payable                                     14,131        11,140        15,835        13,634                (7,573)
      Other current assets and liabilities                 (9,300)        1,542       (15,391)       (6,645)               (4,888)
      Non-recurring charges                                    --            --        35,222            --                26,515
      Cash payments for non-recurring charges             (16,839)         (717)       (8,900)      (14,941)              (19,204)
      Other non-current assets and liabilities, net        (7,000)        2,216        12,206         2,764                (5,577)
                                                        ---------     ---------     ---------     ---------             ---------
Net cash provided by (used in) operating activities       (15,396)       16,555        69,718        43,086               (11,306)

Investing Activities:
Acquisitions, net of cash acquired                             --        (5,733)      (68,005)      (48,321)              (35,722)
Purchases of property and equipment                       (11,824)      (20,175)      (38,371)      (25,066)              (24,190)
Investments in joint ventures                                  --            --            --            --                (9,355)
                                                        ---------     ---------     ---------     ---------             ---------
Net cash used in investing activities                     (11,824)      (25,908)     (106,376)      (73,387)              (69,267)

Financing Activities:
Proceeds from initial public offering                          --            --            --            --                51,336
Proceeds from issuance of long-term debt                       --            --            --            --               141,375
Payments on long-term debt                                     --            --            --            --              (145,786)
Net borrowings under revolving line of credit
 and other                                                 35,305         5,514        41,006        38,048                32,198
Distributions to minority interests                          (322)           --        (1,200)           --                    --
                                                        ---------     ---------     ---------     ---------             ---------
Net cash provided by financing activities                  34,983         5,514        39,806        38,048                79,123

Effect of exchange rate changes on cash                    (1,205)         (108)         (635)         (551)                 (487)
                                                        ---------     ---------     ---------     ---------             ---------
Net increase (decrease) in cash and cash equivalents        6,558        (3,947)        2,513         7,196                (1,937)
Cash and cash equivalents at beginning of year             17,822        15,309        15,309         8,113                10,050
                                                        ---------     ---------     ---------     ---------             ---------
Cash and cash equivalents at end of year                $  24,380     $  11,362     $  17,822     $  15,309             $   8,113
                                                        =========     =========     =========     =========             =========

                             See Accompanying Notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                               December 31, 2000
                             (dollars in thousands)

1.  ORGANIZATION AND ACQUISITIONS

  See Note 18 for a discussion of the Company's acquisition by Court Square Capital Limited ("Court Square"), the subsequent merger of a subsidiary of Court Squarer into the Company and the Company's recapitalization, all effective March 14, 2000.

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


Fiscal Year 2000 Acquisitions

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

  In April 2000, the Company, through a wholly-owned subsidiary, purchased 100% of the capital shares of Elmot-DR Sp z.o.o, a Polish manufacturer of starters and alternators for the OEM and aftermarket in Europe, for $839 in cash, net of cash acquired. The acquisition was treated as a purchase for accounting purposes with no resulting goodwill.

Fiscal Year 1999 Acquisitions

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

  On June 25, 1999, the Company, through a wholly-owned subsidiary, purchased 31% of the capital shares of Delco Remy Korea (formerly Remy Korea Limited) from certain shareholders for $6,204 in cash, net of cash acquired. The purchase was funded through proceeds from the Company's Senior Credit Facility. This investment increased the Company's ownership position in Delco Remy Korea to 81%. The acquisition was treated as a purchase for accounting purposes with no resulting goodwill. During fiscal year 1997, the Company acquired a 50% interest in Delco Remy Korea for approximately $5,300. Effective June 25, 1999, the Company accounted for Delco Remy Korea as a consolidated subsidiary. It was accounted for under the equity method prior to that date. Delco Remy Korea is a manufacturer of automotive starter motors and parts for the U.S. original equipment market, as well as customers in Asian markets.

Fiscal Year 1998 Acquisitions and Investments

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

  On March 5, 1998, the Company acquired certain assets from Atlantic Reman Limited, which is a Canadian Ford Authorized Remanufacturer for the Maritime Provinces in Canada, for $1,277. It remanufactures and distributes engines, starters, alternators and water pumps to Ford, General Motors, and Chrysler dealers in Canada.

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

Unaudited Pro Forma Results of Operations

  The unaudited pro forma consolidated results of operations, assuming the Williams, Delco Remy Korea and Knopf acquisitions had been consummated as of the beginning of the preceding fiscal year, are as follows:

                                                Year Ended July 31
                                              ----------------------
                                                 2000        1999
                                              ----------  ----------
        Net sales                             $1,132,506  $1,052,335
        Operating income                          87,190     114,965
        Net income                                15,123      32,270
        Basic earnings per share                    0.62        1.35
        Diluted earnings per share                  0.58        1.24

  There were no acquisitions in the five month period ended December 31, 2000.

  The pro forma consolidated financial information has been prepared for comparative purposes only and does not purport to present what the Company's consolidated results of operations would actually have been if the operations were combined during the periods presented and is not intended to project future results or trends of operations.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

  The consolidated financial statements include the accounts of DRI and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

  The Company changed its fiscal year to December 31, effective August 1, 2000. Prior to August 1, 2000, the fiscal year ended on July 31. Accordingly, the Company's audited financial statements include a balance sheet at December 31, 2000 and statements of operations, stockholders' equity and cash flows for the five-month transition period ended December 31, 2000. For comparative purposes, the Company has included unaudited statements of operations and cash flows for the five-month period ended December 31, 1999.

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

Concentrations of Credit Risk and Other Risks

  Substantially all of the Company's accounts receivable are due from customers in the original equipment and aftermarket automotive industries, both in the U.S. and internationally. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses are provided for in the financial statements and have been consistently within management's expectations. The Company invests its temporary cash in high credit quality financial institutions and investment grade short- term investments and limits the amount of credit exposure to any one entity.

  The percentage of the Company's labor force covered by a collective bargaining agreement is 25.8%. None of the agreements expires within one year.

  The Company conducts a significant portion of its business with GM. See Note
11.

Derivative Financial Instruments

  Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized on the balance sheet at fair value. Changes in fair values of derivatives are accounted for based upon their intended use and designation.

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

  In order to hedge anticipated U.S. dollar-denominated intercompany sales of inventory by its Korean subsidiary to a U.S. subsidiary against fluctuations between the Korean Won and U.S. dollar, the company has entered into a series of non-deliverable currency forward contracts. At maturity, each contract is settled at the difference between fair value and contract value. These derivative contracts have been designated as a cash flow hedge and, accordingly, changes in fair value are charged to other comprehensive income (see Note 10). Realized gains and losses recorded upon settlement are charged to earnings in the periods in which earnings are impacted by the variability of the cash flows of the settled intercompany sale. In November 2000, the Company entered into an interest rate swap to hedge the exposure on a portion of the variable rate debt. The swap converts the libor-based rate to a fixed rate of 6.51% on debt of $100,000 for a period of two years. This swap has been designated as a cash flow hedge and changes in fair value are charged to other comprehensive income (see
Note 10). Realized gains and losses are charged to earnings as interest expense in the periods in which earnings are impacted by the variability of the cash flows of the interest paid. The notional amounts of the Company's foreign exchange contracts are summarized as follows:

                                       December 31                  July 31
                                       -----------                  -------
                                          2000              2000             1999
                                          ----              ----             ----
                                     Book     Fair     Book     Fair     Book    Fair
                                     Value    Value    Value    Value   Value   Value
                                     -----    -----    -----    -----   -----   -----
        Forwards                    $ 6,353  $ 5,914  $ 6,436  $ 6,048  $6,179  $6,259
        Non-deliverable forwards     37,536   33,152   62,602   62,829      --      --

The market value of the interest rate swap at December 31, 2000 was $(1,500).

Inventories

  Inventories are carried at lower of cost or market determined on the first-in, first-out (FIFO) method. Raw materials also include supplies and repair parts which consist of materials consumed in the manufacturing process but not directly incorporated into the finished products. Inventories at December 31, 2000 and July 31, 2000 and 1999 consist of the following:

                             December 31     July 31
                              --------  ------------------
                                2000      2000      1999
                              --------  --------  --------
        Raw materials         $154,550  $132,713  $121,725
        Work-in-process         51,668    52,605    50,725
        Finished goods          87,606    82,835    59,715
                              --------  --------  --------
                              $293,824  $268,153  $232,165
                              ========  ========  ========

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

Investments in Joint Ventures

  Investments in companies representing an ownership interest of 20% to 50% are accounted for by the equity method. Joint ventures consisted of a 37% interest in Sahney Paris Rhone Ltd. ("SPR") in fiscal 1999 and fiscal 2000 and a 50% interest in Delco Remy Korea through June 25, 1999. Subsequent to that date, Delco Remy Korea was accounted for as a consolidated subsidiary (see Note 1). The Company's investment in SPR and its share of SPR's earnings were not significant relative to consolidated assets and earnings for the five months ended December 31, 2000 and in fiscal years 2000 and 1999.

Long-Term Assets

  The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Recognition of Revenue

  Substantially all of the Company's revenue is recognized at the time product is shipped. The Company's remanufacturing operations obtain used diesel and gasoline engines, fuel systems, transmissions, starter motors and generators, commonly known as cores, from its customers as trade-ins. Net sales and cost of goods sold are reduced by $83,558, $185,324, $156,383, and $160,731 for the five months ended December 31, 2000 and fiscal years 2000, 1999 and 1998, respectively, to reflect the cost of cores for remanufactured product shipped.

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

  The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                       Five Months Ended                Year Ended July 31
                                                          December 31       --------------------------------------------
                                                             2000             2000             1999             1998
                                                           ----------       ----------       ----------       ----------
Numerator:
   Income (loss) from continuing operations              $      9,699    $      12,418    $      28,346    $      (2,187)
   Extraordinary item                                              --              --               --            (1,833)
                                                           ----------       ----------       ----------       ----------
   Numerator for basic and diluted
    earnings (loss) per share                            $      9,699    $      12,418    $      28,346    $      (4,020)
                                                           ==========       ==========       ==========       ==========
Denominator:
   Denominator for basic earnings (loss) per share -
    weighted average shares                                24,317,713       24,243,163       23,913,848       19,981,240
   Effect of dilutive securities:
      Warrants                                              1,679,728        1,679,757        1,679,804               NA
      Stock options                                             2,574              --               --
      Stock purchase plan                                      64,540           79,286          351,335               NA
                                                           ----------       ----------       ----------       ----------
   Denominator for diluted earnings (loss) per share       26,064,555       26,002,206       25,944,987       19,981,240
                                                           ==========       ==========       ==========       ==========



     On November 20, 1997, the Company authorized a 16.8-to-1 stock split which was effective on December 19, 1997. All share and per share amounts have been adjusted to reflect this split.

     See Note 18 for a discussion of the Company's acquisition by Court Square Capital Limited ("Court Square"), the subsequent merger of a subsidiary of Court Square into the Company and the Company's recapitalization, all effective March 14, 2001.

Comprehensive Income

     The Company's other comprehensive income consists of unrealized gains and losses on the translation of the assets and liabilities of its foreign operations and unrealized gains and losses on currency instruments and interest rate swaps. See Note 10.

Fair Value of Financial Instruments

     The Company's financial instruments generally consist of cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The fair value of the Company's fixed rate debt was estimated using a discounted cash flow analysis based upon the Company's current incremental borrowing rates. With the exception of the Senior Notes and the Senior Subordinated Notes, the carrying amounts of these financial instruments approximated their fair value at December 31, 2000 and at July 31, 2000 and 1999. At December 31, 2000, the Senior Notes have a face value of $145,000 and a fair value of $133,067 and the Senior Subordinated Notes have a face value of $140,000 and a fair value of $118,146.

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

Impact of Recently Issued Accounting Standards

     The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board issued a final consensus on EITF 00-10, Accounting for Shipping and Handling Fees and Costs. This standard addresses the income statement classification for shipping and handling fees and costs. The Company adopted the provisions of this standard in the transition period ended December 31, 2000. Adoption did not have a material effect on the Company's financial statements.

3.   NON-RECURRING CHARGES

     In May 2000, the Company completed plans for the realignment of certain manufacturing facilities in the United States, Canada and the United Kingdom. A one-time charge of $35,222 was recorded in June 2000 for the estimated cost of the plan. The reserve included $27,098 for the estimated cost of various voluntary and involuntary employee separation programs associated with the resulting workforce reductions. A total of $5,011 was paid in fiscal year 2000, $15,961 was paid in the five months ended December 31, 2000 and $3,100, $2,842 and $184 are estimated to be paid in calendar years 2001, 2002 and 2003, respectively. The reserve also includes $8,124, net of salvage value, for the write-down of certain production assets which will no longer be used as a result of the realignment. Additionally, a reserve of $1,050 was established in connection with the acquisition of Elmot in March 2000.

     In May 1998, the Company offered an incentive separation payment to DRA hourly employees through an employee termination program. A total of 337 employees accepted the Company's offer. A reserve of $26,515 was established for these separation costs, $9,974 of which were paid in fiscal year 1998, $11,565 of which were paid in fiscal year 1999, and $3,889 of which were paid in fiscal year 2000. An additional $900 was paid in the five months ended December 31, 2000 and $187 will be paid in calendar year 2001.

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

     The following table summarizes the provisions and reserves for non-recurring charges:

                                                      Termination  Exit/Impairment
                                                       Benefits        Costs         Total
                                                       ---------     ---------      ---------
  Reserve at August 1, 1997                            $   8,240     $  29,137      $  37,377
  Provision in 1998                                       26,515           --          26,515
  Change in estimate                                       5,232        (5,366)          (134)
  Payments and charges in 1998                           (19,204)       (9,035)       (28,239)
                                                       ---------     ---------      ---------
  Reserve at July 31, 1998                                20,783        14,736         35,519
  Payments and charges in 1999                           (15,808)      (13,845)       (29,653)
                                                       ---------     ---------      ---------
  Reserve at July 31, 1999                                 4,975           891          5,866
  Provision in 2000                                       27,098         8,124         35,222
  Payments and charges in 2000                            (8,900)       (8,460)       (17,360)
  Reserve established in acquisition of business           1,050           --           1,050
                                                       ---------     ---------      ---------
  Reserve at July 31, 2000                                24,223           555         24,778
  Payments and charges in the five month
   transition period                                     (16,861)         (225)       (17,086)
                                                       ---------     ---------      ---------
  Reserve at December 31, 2000                         $   7,362     $     330      $   7,692
                                                       =========     =========      =========

4.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the allowance for doubtful accounts is as follows:

                                               Five Months Ended             Year Ended July 31
                                                  December 31     ----------------------------------------
                                                     2000           2000            1999           1998
                                                  ----------      ---------      ---------      ----------
               Balance at beginning of period     $    2,970      $   2,105      $   2,083      $    2,935
               Additions charged to costs
                and expenses                           1,334          1,401          1,984           1,037
               Acquisition of certain businesses         --           1,049             50             28
               Uncollectible accounts written off,
                net of recoveries                     (1,189)        (1,585)        (2,012)         (1,917)
                                                  ----------      ---------      ---------      ----------
               Balance at end of period           $    3,115      $   2,970      $   2,105      $    2,083
                                                  ==========      =========      =========      ==========


5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                                         July 31
                                                                 December 31    -------------------------
                                                                    2000            2000           1999
                                                                  ---------      ---------      ----------
               Land and buildings                                 $  21,228      $  19,231      $   16,281
               Buildings under capital leases                        25,585         25,312          22,304
               Leasehold improvements                                10,459         10,409          10,737
               Machinery and equipment                              248,311        242,622         209,405
                                                                  ---------      ---------      ----------
                                                                  $ 305,583      $ 297,574      $  258,727
                                                                  =========      =========      ==========

6.   LONG-TERM DEBT

     Borrowings under long-term debt arrangements consist of the following:

                                                                                          July 31
                                                                 December 31     -------------------------
                                                                    2000            2000           1999
                                                                  ---------      ---------      ----------
               Senior Credit Facility:
                   Revolving acquisition loans                    $ 182,403      $ 146,884      $   96,784
               Senior Subordinated Notes                            140,000        140,000         140,000
               Senior Notes                                         145,000        145,000         145,000
               GM Subordinated Debenture                             18,873         18,802          18,630
               Other, including capital lease obligations            41,115         41,038          47,113
                                                                  ---------      ---------      ----------
                                                                    527,391        491,724         447,527
               Less current portion                                   8,107          7,454          12,596
                                                                  ---------      ---------      ----------
                                                                  $ 519,284      $ 484,270      $  434,931
                                                                  =========      =========      ==========


Senior Credit Facility

     On November 13, 1998, the Company amended its Senior Credit Facility. Pursuant to the Senior Credit Facility, as amended, revolving loans are available in the aggregate principal amount of $300,000 for general purposes (including acquisitions). The Senior Credit Facility terminates on October 31, 2003. The Company has the option of paying an interest rate of one bank's prime rate or a LIBOR-based rate. The weighted average interest on amounts outstanding at December 31, 2000, July 31, 2000 and 1999 was 8.67%, 8.15% and 7.21%,
respectively. At December 31, 2000, approximately $105,700 was available under the Senior Credit Facility.

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

     The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, after August 1, 2001, at the redemption prices set forth in the note agreement plus accrued and unpaid interest, if any, to the redemption date. Interest is payable semi-annually on February 1 and August 1 of each year.

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

     The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 2002, at the redemption prices set forth in the note agreement plus accrued and unpaid interest, if any, to the date of redemption. Interest is payable semi-annually on June 15 and December 15 of each year.

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

Capital Lease Obligations

     Capital leases have been capitalized using interest rates ranging from 8.1% to 15.2%. The net book value of assets under capital leases were $15,322, $16,026 and $17,832 at December 31, 2000 and July 31, 2000 and 1999,
respectively.

Other

     Total cash interest paid for the transition period and fiscal years 2000, 1999 and 1998 was $22,636, $46,835, $41,502, and $33,397, respectively.

     Required principal payments of long-term debt and capitalized leases are as follows:

                        2001                        $   8,106
                        2002                            4,241
                        2003                          186,350
                        2004                           23,648
                        2005                            4,434
                        Thereafter                    300,612
                                                    ---------
                                                    $ 527,391
                                                    ==========


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

     DRA maintains hourly and salaried benefit plans that provide post-retirement health care and life insurance to retirees and eligible dependents. The benefits are payable for life, although DRA retains the right to modify or terminate the plans providing these benefits. The salaried plan has cost sharing features such as deductibles and co-payments. Salaried employees who were not GM employees prior to 1992 are not eligible for the above described post-retirement benefits. It is DRA's policy to fund these benefits as claims are incurred.

     The changes in benefit obligations and plan assets, components of expense, and assumptions for the plans are as follows:

                                                                                        Post-Retirement Health Care
                                                    Pension Benefits                     and Life Insurance Plans
                                          -------------------------------------------------------------------------------------
                                                                                        Five
                                       Five Months                                     Months
                                          Ended                                        Ended
                                         Dec. 31        Year Ended July 31            Dec. 31         Year Ended July 31
                                          --------   --------   --------   --------   --------   --------   --------   --------
                                            2000       2000       1999       1998       2000       2000       1999      1998
                                          --------   --------   --------   --------   --------   --------   --------   --------
Change in benefit obligations
Benefit obligation at beginning of year   $ 24,444   $ 18,406   $ 17,656   $ 12,575   $ 15,734   $ 15,040   $ 13,006   $ 11,619
Service cost                                   711      2,618      2,111      2,012        959      2,782      3,538      3,384
Interest cost                                  749      1,584      1,237        930        524      1,028        924        637
Amendments                                     636      2,496         --       (430)        --         --         --         --
Actuarial (gain)/loss                         (334)       752     (1,636)     3,077      1,021       (404)    (2,428)    (2,634)
Benefits paid                                 (759)    (1,202)      (962)      (508)      (236)      (330)        --         --
Curtailment gains                               --       (210)        --         --         --     (2,382)        --         --
                                          --------   --------   --------   --------   --------   --------   --------   --------
Benefit obligation at end of year         $ 25,447   $ 24,444   $ 18,406   $ 17,656   $ 18,002   $ 15,734   $ 15,040   $ 13,006
                                          ========   ========   ========   ========   ========   ========   ========   ========

Change in plan assets
Fair value of plan assets at
 beginning of year                        $ 21,552   $ 16,749   $ 12,516   $  9,663   $     --   $     --       $ --        $--
Actual return on plan assets                  (170)     1,687      1,635      1,158         --         --         --         --
Employer contributions                          --      4,317      3,560      2,203        236         --         --         --
Benefits paid                                 (646)    (1,202)      (962)      (508)      (236)        --         --         --
                                          --------   --------   --------   --------   --------   --------   --------   --------
Fair value of plan assets at end of year  $ 20,736   $ 21,551   $ 16,749   $ 12,516   $     --    $    --   $     --   $     --
                                          ========   ========   ========   ========   ========   ========   ========   ========

Funded status                             $ (4,711)  $ (2,893)  $ (1,657)  $ (5,140)   (18,000)  $(15,734)  $(15,040)  $(13,006)
Unrecognized actuarial gain                   (304)    (1,014)    (1,819)      (322)  $ (4,794)    (5,905)    (6,010)    (3,488)
Unrecognized prior service cost              3,276      2,621        757        834         --         --         --         --
                                          --------   --------   --------   --------   --------   --------   --------   --------
Net amount recognized                     $ (1,739)  $ (1,286)  $ (2,719)  $ (4,628)  $(22,794)  $(21,639)  $(21,050)  $(16,494)
                                          ========   ========   ========   ========   ========   ========   ========   ========

Amounts recognized in the consolidated
balance sheet consist of:
Accrued benefit liability                 $ (4,424)  $ (3,262)  $ (2,719)  $ (4,206)  $(22,794)  $(21,639)  $(21,050)  (16,494)
Minimum pension liability adjustment         2,685      1,976         --       (422)        --         --         --         --
                                          --------   --------   --------   --------   --------   --------   --------   --------
Net amount recognized                     $ (1,739)  $ (1,286)  $ (2,719)  $ (4,628)  $(22,794)  $(21,639)  $(21,050)  $(16,494)
                                          ========   ========   ========   ========   ========   ========   ========   ========

Components of expense
Service costs                             $    711   $  2,618   $  2,111   $  2,012   $    959   $  2,782   $  3,538   $  3,384
Interest costs                                 749      1,584      1,237        930        524      1,028        924        637
Expected return on plan assets                (866)    (1,802)    (1,331)    (1,016)        --         --         --         --
Amortization of prior service cost             110        158         77         77         --         --         --         --
Recognized net actuarial loss/(gain)            (8)        --          8       (103)       (91)      (314)        93       (203)
Curtailments                                    --        266         --         --         --         --         --         --
                                          --------   --------   --------   --------   --------   --------   --------   --------
Net periodic pension cost                 $    696   $  2,824   $  2,102   $  1,900   $  1,392   $  3,496   $  4,555   $  3,818
                                          ========   ========   ========   ========   ========   ========   ========   ========

                                                                                        Post-Retirement Health Care
                                                    Pension Benefits                     and Life Insurance Plans
                                        ---------------------------------------------------------------------------------
                                        Five Months                              Five Months
                                          Ended                                    Ended
                                         Dec. 31        Year Ended July 31        Dec. 31        Year Ended July 31
                                                     --------------------------------------------------------------------
                                          2000       2000      1999      1998      2000       2000      1999      1998
                                                     --------------------------------------------------------------------
Weighted-average assumptions
Discount rate                              7.75%     8.00%      7.75%     7.00%     7.75%     8.00%      7.75%     7.00%
Expected return on plan assets            10.00%    10.00%     10.00%    10.00%       --        --         --        --
Rate of compensation increase              5.00%     5.00%      5.00%     5.00%     5.00%     5.00%      5.00%     5.00%


     Measurement of the accumulated post-retirement benefit obligation was based on a 10.00% annual rate of increase in the cost of covered health care benefits. The rate was assumed to decrease ratably to 5.25% through 2004 and remain level at that rate thereafter. An increase and decrease of one-percentage-point in the assumed health care trend rates would have the following effects on service and interest cost in the five-month period ended December 31, 2000 and the accumulated post-retirement benefit obligation at December 31, 2000.

                                                                                         1% Increase          1% Decrease
--------------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components of net periodic
 post-retirement health care benefit cost                                                $       377         $      (284)
Effect on the health care component of the accumulated post-
 retirement benefit obligation                                                                 4,201              (3,181)

Defined Contribution Plans

     Various subsidiaries of the Company sponsor voluntary savings plans for eligible salaried and hourly employees. These plans allow participants to make contributions pursuant to section 401(k) of the Internal Revenue Code. Certain of these plans have Company matching contribution provisions. Charges to operations were $911 in the five month period ended December 31, 2000 and $1,731, $1,227, and $953 in fiscal years 2000, 1999 and 1998, respectively.

Profit Sharing Plans

     DRA sponsors profit sharing plans covering substantially all of its employees. Distributions are determined based upon formulas established by management and are made annually. Profit sharing expense for the five month period ended December 31, 2000 and years ended July 31, 2000, 1999 and 1998 was $728, $2,514, $1,804 and $918, respectively.


8.   STOCKHOLDERS' EQUITY

See Note 18 for a discussion of the Company's acquisition by Court Square Capital Limited ("Court Square"), the subsequent merger of a subsidiary of Court Square into the Company and the Company's recapitalization, all effective March 14, 2001.

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

Stock Purchase Plan

         On October 21, 1994, the Company approved a private placement memorandum whereby the Company is authorized to offer for sale to certain members of management of DRA up to 1,596,000 shares of Class A Common Stock. Shares issued pursuant to this plan generally vest over three to five years. As of December 31, 2000, 1,450,400 shares were issued of which 1,383,200 shares were vested. As of December 31, 2000, 310,800 of these shares had been issued at a price approximating book value. Unearned compensation was amortized over the relevant vesting periods. The stockholder notes receivable of $336, $328 and $322 at December 31, 2000 and July 31, 2000 and 1999, respectively, are associated with the sale of Class A Common Stock and were payable in 2000 through 2002 together with interest at 9.25% per annum.

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

Warrants

     DRI issued warrants to purchase 1,680,000 shares of DRI Class A Common Stock at a price of $.0012 per share. The warrants were exercisable, in whole or in part, at any time through June 31, 2004.

Redeemable Exchangeable Preferred Stock of DRA

     In connection with the GM Acquisition, DRA issued 15,000 shares of Class A Preferred Stock (par value $.01 shares and liquidation preference $1,000 per share) to GM (DRA Preferred Stock). The DRA Preferred Stock was exchangeable, at the option of DRA, in whole or in part, for 8% subordinated debentures to be issued by DRA at $1,000 per share plus accrued and unpaid dividends. As a part of the December 22, 1997 initial offering and recapitalization, the DRA Preferred Stock was exchanged for the 8% Subordinated Debenture. As a result, a deemed dividend of $1,639 on the preferred stock conversion was incurred in fiscal year 1998.

Dividends

     The Company paid no dividends on its common stock. Payment of dividends was at the discretion of the Company's Board of Directors and depended, among other factors, upon the Company's earnings, financial condition and capital requirements and the terms of the Company's financing agreements. The ability of the Company to make dividend payments was also restricted by the terms of certain of its debt instruments.

Stock Options

     The Company had two fixed stock option plans which reserve shares of common stock for issuance to executives, key employees, and directors.

     In December 1997, the Company adopted the Stock-Based Incentive Compensation Plan whereby employees of the Company are eligible to be granted incentive stock options or non-qualified stock options. A total of 1,224,000 shares were initially reserved for grants of stock options, stock appreciation rights, and restricted stock awards under the plan. In December 2000, the stockholders of the Company approved an increase of 1,224,000 shares, resulting in a total of 2,448,000 shares authorized as of December 31, 2000.

     In December 1997, the Company adopted the Non-Qualified Stock Option Plan for Non-Employee Directors whereby non-employee directors are eligible to be granted non-qualified stock options. A total of 100,000 shares were initially reserved for grant under the plan. In December 2000, the stockholders of the Company approved an increase of 100,000 shares, resulting in an total of 200,000 shares authorized as of December 31, 2000. On December 16, 1997 and December 16, 1999, each non-employee director of the Company was granted options to purchase 2,000 shares.

     The exercise price of stock options granted could not be less than the fair market value of a share of common stock on the date of the grant. Options became exercisable in periods ranging from one to five years and vested ratably over a period of five years from the date of the grant. Information regarding these option plans is as follows:

                                                                                                   Weighted
                                                                                               Average Exercise
                                                                                    Shares           Price
                                                                                   --------    -----------------
               Initial grant of options (weighted average fair value of $5.56)     258,700         $ 12.00
               Cancelled                                                            (7,600)          12.00
                                                                                   -------
               Outstanding as of July 31, 1998                                     251,100           12.00
               Granted (weighted average fair value of $5.45)                      224,100           11.75
               Cancelled                                                           (39,460)          11.92
                                                                                   -------
               Outstanding as of July 31, 1999                                     435,740           11.88
               Granted (weighted average fair value of $3.48)                      281,065            8.69
               Cancelled                                                           (87,670)          11.44
                                                                                   -------
               Outstanding as of July 31, 2000                                     629,135           10.53
               Granted (weighted average fair value of $2.70)                      316,025            6.77
               Cancelled                                                            (2,500)           7.63
                                                                                   -------
               Outstanding as of December 31, 2000                                 942,660         $  9.28
                                                                                   =======

     At December 31, 2000, approximately 227,466 options were exercisable and approximately 1,605,340 additional shares were available for grant under the Company's plans. No options were exercised during the five months ended December 31, 2000 and fiscal years 2000, 1999, or 1998.

     Disclosure of pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 as if the Company has accounted for its stock options under the fair value method as defined by that Statement. Disclosure of this information for the five-month period ended December 31, 2000 has not been provided because these plans were cancelled in March 2001 and the Company does not believe such disclosure would provide additional meaningful information to stockholders. The fair value for options granted by the Company was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                                                        2000          1999          1998
                                                                       --------      --------      -------
               Risk-free interest rate                                  6.00%         5.00%         5.00%
               Dividend yield                                           0.00%         0.00%         0.00%
               Volatility factor of the expected market price
                of the Company's common stock                           0.22          0.30          0.30
               Expected life of the options (years)                        7             8             8


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

                                                                           For the Year Ended July 31
                                                                      -------------------------------------
                                                                        2000          1999          1998
                                                                      ---------     ---------     ---------
               Pro forma net income (loss)                            $ 12,184      $ 28,109      $ (4,128)
               Pro forma earnings (loss) per share:
                  Basic                                                   0.50          1.18          (.21)
                  Diluted                                                 0.47          1.08          (.21)

9.   INCOME TAXES

     The following is a summary of the components of the provision for income taxes (benefit):

                                                  Five Months Ended           Year Ended July 31
                                                     December 31   ---------------------------------------
                                                        2000          2000           1999          1998
                                                      ---------    ---------      ---------      ---------
               Current:
                  Federal                             $      62    $     669      $     257      $  (2,916)
                  State and local                           597        1,323          1,478         2,276
                  Foreign                                 3,289        7,157          5,214          2,834
                                                      ---------    ---------      ---------      ---------
                                                          3,948        9,149          6,949          2,194
                                                      ---------    ---------      ---------      ---------

               Deferred:
                  Federal                                 4,180        1,280          7,146         (1,019)
                  State and local                            54        3,350          1,703         (1,227)
                  Foreign                                (2,088)      (2,319)           656            --
                                                      ---------    ---------      ---------      ---------
                                                          2,146        2,311          9,505         (2,246)
                                                      ---------    ---------      ---------      ---------
                                                      $   6,094    $  11,460      $  16,454      $     (52)
                                                      =========    =========      =========      =========

     Income (loss) before income taxes (benefit), minority interest in income of subsidiaries, income (loss) from unconsolidated joint ventures, preferred dividend requirement of subsidiary and deemed dividend on preferred stock conversion was taxed in the following jurisdictions:

                                                  Five Months Ended           Year Ended July 31
                                                     December 31   ---------------------------------------
                                                        2000          2000           1999          1998
                                                      ---------    ---------      ---------      ---------
               Domestic                               $  11,659    $   8,031      $  25,101      $ (10,789)
               Foreign                                    7,888       23,174         19,844         10,655
               Eliminations                                (509)        (233)        (1,644)           --
                                                      ---------    ---------      ---------      ---------
                                                      $  19,038    $  30,972      $  43,301      $    (134)
                                                      =========    =========      =========      =========


     A reconciliation of income taxes at the United States federal statutory rate to the effective income tax rate follows:

                                                  Five Months Ended           Year Ended July 31
                                                     December 31     -----------------------------------
                                                        2000         2000           1999           1998
                                                        ----         ----           ----           ----
               Federal statutory income tax rate        35.0%        35.0%          35.0%          35.0%
               State and local income taxes--
                net of federal tax benefit               2.2          7.9            4.8          (21.7)
               Foreign operations                       (6.8)       (10.6)          (2.3)          43.0
               Goodwill                                  2.2          2.4             .7          (13.3)
               Other items                              (0.6)         2.3            (.2)          (4.2)
                                                        ----         ----           ----           ----
               Effective income tax rate                32.0%        37.0%          38.0%          38.8%
                                                        ====         ====           ====           ====

     State and local income taxes include provisions for Indiana and Michigan which do not provide proportional benefit in loss years.

     The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                                                                           July 31
                                                                      December 31 -----------------------
                                                                         2000         2000         1999
                                                                      ---------    ---------     ---------
               Deferred tax assets:
                  Non-recurring charges                               $   5,358    $  11,079     $   2,244
                  Employee benefits                                      10,514       10,096         9,648
                  Inventories                                             4,326        4,609         4,576
                  Warranty                                                2,418        2,625         3,350
                  Non-compete agreements                                    824          824           789
                  Alternative minimum tax credits                         3,937        3,825         5,309
                  Net operating loss carryforwards                       15,025       12,414         7,925
                  Other                                                   8,239        6,656         1,615
                                                                      ---------    ---------     ---------
               Total deferred tax assets                                 50,641       52,128        35,456
                  Valuation allowance                                    (7,779)      (7,779)       (2,507)
                                                                      ---------    ---------     ---------

               Deferred tax assets net of valuation allowance            42,862       44,349        32,949

               Deferred tax liabilities:
                  Depreciation                                          (21,280)     (20,674)      (17,633)
                  Other                                                 (15,836)     (15,557)       (4,887)
                                                                      ---------    ---------     ---------
                     Total deferred tax liabilities                     (37,116)     (36,231)      (22,520)
                                                                      ---------    ---------     ---------
                  Net deferred tax asset after valuation allowance    $   5,746    $   8,118     $  10,429
                                                                      =========    =========     =========


     At December 31, 2000, the Company had unused Federal net operating loss carryforwards of approximately $20,159 that expire between the years of 2018 and 2020. The Company also had unused alternative minimum tax credit carryforwards of approximately $3,937 that may be carried forward indefinitely. The Company's net operating loss carryforwards expire between 2018 and 2020. Income tax payments (refunds), including state taxes, for the five month period ended December 31, 2000 and years ended July 31, 2000, 1999 and 1998 were $743, $10,726, $617 and ($483), respectively.

     No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries ($32,680 at December 31, 2000) because it is expected that such earnings will be reinvested in these foreign operations indefinitely. It is not practical to estimate the amount of taxes that might be payable on the eventual remittances of such earnings.

10.  ACCUMULATED OTHER COMPREHENSIVE LOSS

     The Company's other comprehensive loss consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency instruments and interest rate swaps. The before tax net loss, related income tax benefit and accumulated balance are as follows:

                                                          Foreign     Unrealized   Unrealized   Accumulated
                                                         Currency      Losses on    Losses on      Other
                                                        Translation    Currency   Interest RateComprehensive
                                                        Adjustment   Instruments      Swaps        Loss
                                                         ---------    ---------    ---------     ---------
         Balance at August 1, 1997                       $  (1,752)   $     --     $     --      $  (1,752)
               Before tax loss                              (3,794)         --           --         (3,794)
               Income tax effect                            (1,472)         --           --         (1,472)
                                                         ---------    ---------    ---------     ---------
               Other comprehensive loss                     (2,322)         --           --         (2,322)
                                                         ---------    ---------    ---------     ---------
         Balance at July 31, 1998                           (4,074)         --           --         (4,074)
               Before tax loss                              (3,939)         --           --         (3,939)
               Income tax effect                            (1,497)         --           --         (1,497)
                                                         ---------    ---------    ---------     ---------
               Other comprehensive loss                     (2,442)         --           --         (2,442)
                                                         ---------    ---------    ---------     ---------
         Balance at July 31, 1999                           (6,516)         --           --         (6,516)
               Before tax loss                              (6,859)         --           --         (6,859)
               Income tax effect                            (2,538)         --           --         (2,538)
                                                         ---------    ---------    ---------     ---------
               Other comprehensive loss                     (4,321)         --           --         (4,321)
                                                         ---------    ---------    ---------     ---------
         Balance at July 31, 2000                          (10,837)         --           --        (10,837)
               Cumulative effect of accounting
                change for derivative instuments                --          241           --           241
               Before tax loss                              (2,569)      (4,561)      (1,505)       (8,635)
               Income tax effect                              (822)        (691)        (482)       (1,995)
                                                         ---------    ---------    ---------     ---------
               Other comprehensive loss                     (1,747)      (3,870)      (1,023)       (6,640)
                                                         ---------    ---------    ---------     ---------
         Balance at December 31, 2000                    $ (12,584)   $  (3,629)   $  (1,023)    $ (17,236)
                                                         =========    =========    =========     =========

11. TRANSACTIONS WITH GM

     The Company and GM have entered into several transactions and agreements related to their respective businesses. In addition to the transactions disclosed elsewhere in the accompanying consolidated financial statements and related notes, the Company entered into the following transactions with GM:

                                                    Five Months Ended
                                                       December 31            Year Ended July 31
                                                          2000          2000         1999(a)      1998(a)
                                                       ---------     ---------    ----------    ----------
               Sales                                   $ 124,596     $ 332,665    $  359,162    $  307,048
               Material purchases and
                costs for services                         2,002         4,500        34,273        52,273


     (a) Includes transactions with Delphi Automotive Systems Corporation which was divested by GM in fiscal 1999.

     In addition, the Company had the following balances with GM:

                                                      December 31            July 31
                                                          2000          2000          1999
                                                       ---------     ---------    ----------
               Trade accounts receivable               $  36,406     $  32,722    $   43,490
               Other receivables                           5,704         4,768         4,990

12.  LEASE COMMITMENTS

     The Company occupies space and uses certain equipment under lease arrangements. Rent expense was $4,064, $9,091, $7,793 and $8,207 for the five month period ended December 31, 2000 and years ended July 31, 2000, 1999 and 1998, respectively. Rental commitments at December 31, 2000 for long-term non-cancelable operating leases were as follows:

               Year ending 2001                      $    8,106
               Year ending 2002                           5,117
               Year ending 2003                           4,522
               Year ending 2004                           4,147
               Year ending 2005                           3,475
               Thereafter                                12,653
                                                     ----------
                                                     $   38,020
                                                     ==========

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

                                                   Five Months Ended          Year Ended July 31
                                                     December 31   ---------------------------------------
                                                        2000          2000           1999         1998
                                                     ---------     -----------    ----------    ----------
            Net sales to external customers:
               United States                         $ 381,077     $   937,451    $  845,945    $  733,551
               Europe                                   27,303          62,427        46,325        23,547
               Canada                                   14,350          43,811        47,270        44,660
               Asia Pacific                             11,263          33,695         3,386           --
               Other                                     9,073          13,554        10,780        13,555
                                                     ---------     -----------    ----------    ----------
                  Total net sales                    $ 443,066     $ 1,090,938    $  953,706    $  815,313
                                                     =========     ===========    ==========    ==========

                                                                            July 31
                                                     December 31   -------------------------
                                                        2000           2000          1999
                                                     ---------     -----------    ----------
            Long-lived assets:
               United States                         $ 296,974     $   300,785    $  280,785
               Europe                                   27,148          27,015        23,960
               Canada                                   13,759          12,342        11,361
               Asia Pacific                             28,766          29,843        25,310
               Other                                    24,500          21,475        12,389
                                                     ---------     -----------    ----------
                  Total long-lived assets            $ 391,147     $   391,460    $  353,805
                                                     =========     ===========    ==========

Customers that accounted for a significant portion of consolidated net sales were as follows:

                                                  Five Months Ended           Year Ended July 31
                                                     December 31   ---------------------------------------
                                                        2000           2000          1999          1998
                                                     ---------     -----------    ----------    ----------
         General Motors Corporation:
                  North American OE Operations       $  93,696     $   257,684    $  241,288    $  209,695
                  Other                                 30,900          74,981       117,874        97,353
         International Truck and Engine Corporation     53,433         141,443       127,842            NA

Sales to International Truck and Engine Corporation accounted for less than 10% of consolidated net sales in fiscal 1998.

     Following is a summary of the composition by product category of the Company's sales to external customers. Third-party sales for core exchange services are included in the "Other" category.

                                                  Five Months Ended           Year Ended July 31
                                                     December 31   ---------------------------------------
                                                        2000           2000          1999          1998
                                                     ---------     -----------    ----------    ----------
               Electrical systems                    $ 337,637     $   859,045    $  793,727    $  697,448
               Powertrain/drivetrain                    77,313         194,303       149,279       110,370
               Other                                    28,116          37,590        10,700         7,495
                                                     ---------     -----------    ----------    ----------
               Total                                 $ 443,066     $ 1,090,938    $  953,706    $  815,313
                                                     =========     ===========    ==========    ==========

15.  OTHER INFORMATION

Supplemental Cash Flow Information

                                                    Five Months Ended         Year Ended July 31
                                                       December 31   -------------------------------------
                                                          2000           2000        1999           1998
                                                       ---------     ---------    ----------    ----------
               Cash paid for interest                  $  22,636     $  46,835    $   41,502    $   33,397
               Cash paid for income taxes,
                net of refunds received                      743        10,726           617          (483)
               Detail of acquisitions:

                  Fair value of assets acquired        $     --      $  45,219    $   63,786    $   35,135
                  Liabilities assumed                        --        (15,783)      (33,398)       (6,168)
                  Goodwill recorded                          --         38,569        23,383        29,778
                  Minority interest                          --            --         (5,450)          --
                  Common stock issued                        --            --            --        (23,023)
                                                       ---------     ---------    ----------    ----------
                  Net cash paid for acquisitions             --         68,005        48,321        35,722
                  Cash acquired                              --          1,669         4,571           189
                                                       ---------     ---------    ----------    ----------
                  Total                                $     --      $  69,674    $   52,892    $   35,911
                                                       =========     =========    ==========    ==========

Research and Development Costs

     The Company spent approximately $7,200, $16,300, $13,500 and $13,300 in the five month period ended December 31, 2000 and years ended July 31, 2000, 1999 and 1998, respectively, on research and development activities. All expenditures were Company funded.

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

     Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2000 and July 31, 2000 and 1999 and for the five month period ended December 31, 2000 and the years ended July 31, 2000, 1999 and 1998.

     The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

     The following table sets forth the Guarantor and direct Non-Guarantor
Subsidiaries:

     Guarantor Subsidiaries                          Non-Guarantor Subsidiaries
     Delco Remy America, Inc.                        Delco Remy Hungary RT (formerly Autovill RT Ltd.)
     Nabco, Inc.                                     Power Investments Canada Ltd.
     The A&B Group, Inc.                             Remy UK Limited
     A&B Enterprises, Inc.                           Delco Remy International (Europe) GmbH
     Dalex, Inc.                                     Remy India Holdings, Inc.
     A&B Cores, Inc.                                 Remy Korea Holdings, Inc
     R&L Tool Company, Inc.                          Alberta Ltd.
     MCA, Inc. of Mississippi                        World Wide Automotive Distributors, Inc.
     Power Investments, Inc.                         Kraftube, Inc.
     Franklin Power Products, Inc.                   Tractech (Ireland) Ltd.
     International Fuel Systems, Inc.                Central Precision Limited
     Marine Drive Systems, Inc.                      Electro Diesel Rebuild
     Marine Corporation of America                   Electro Rebuild Tunisia S.A.R.L. (Tunisia)
     Powrbilt Products, Inc.                         Delco Remy Mexico, S. de R.L. de C.V.
     World Wide Automotive, Inc.                     Publitech, Inc.
     Ballantrae Corporation                          Delco Remy Brazil, Ltda.
     Tractech, Inc.                                  Western Reman Ltd. (Canada)
     Williams Technologies, Inc.                     Engine Rebuilders Ltd.
     Western Reman, Inc.                             Reman Transport Ltd.
     Engine Master, L.P.                             Delco Remy Remanufacturing
     M & M Knopf Auto Parts, Inc.                    Delco Remy Germany GmbH
                                                     Remy Componentes S. de R.L. de C.V.
                                                     Delco Remy Belgium BVBA
                                                     Magnum Power Products, LLC
                                                     Elmot-DR, Sp.z.o.o

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                  Condensed Consolidating Balance Sheet
                                                                            December 31, 2000
                                               ----------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors     Subsidiaries   Eliminations    Consolidated
                                               -----------    ------------    -----------     -----------    -----------
Assets:
Current assets:
   Cash and cash equivalents                   $       --     $       (256)   $    24,636     $       --     $    24,380
   Trade accounts receivable                           --          141,028         32,438             --         173,466
   Other receivables                                   --            9,886          6,319             --          16,205
   Inventories                                         --          243,410         52,465          (2,051)(c)    293,824
   Deferred income taxes                            14,256             --           2,283             --          16,539
   Other current assets                              2,667           2,694          3,548             --           8,909
                                               -----------    ------------    -----------     -----------    -----------
Total current assets                                16,923         396,762        121,689          (2,051)       533,323

Property and equipment                                  40         217,644         87,899             --         305,583
Less accumulated depreciation                           40          90,536         15,167             --         105,743
                                               -----------    ------------    -----------     -----------    -----------
Property and equipment, net                            --          127,108         72,732             --         199,840

Deferred financing costs                             6,806           1,888            --              --           8,694
Goodwill, net                                           --         146,163         23,075             --         169,238
Investment in affiliates                           515,616             --             --         (508,600)(a)      7,016
Other assets                                           770           3,087          2,502             --           6,359
                                               -----------    ------------    -----------     -----------    -----------
Total assets                                   $   540,115    $    675,008    $   219,998     $  (510,651)   $   924,470
                                               ===========    ============    ===========     ===========    ===========

Liabilities And Stockholders' Equity:
Current liabilities:
   Accounts payable                            $       965    $    109,727    $    45,383     $       --     $   156,075
   Intercompany accounts                            90,427         (81,466)        (8,360)           (601)(c)        --
   Accrued interest payable                          6,719             919          1,495             --           9,133
   Accrued non-recurring charges                       --            6,798            894             --           7,692
   Other liabilities and accrued expenses            5,256          20,623          7,911             --          33,790
   Current debt                                        --            1,526          6,581             --           8,107
                                               -----------    ------------    -----------     -----------    -----------
Total current liabilities                          103,367          58,127         53,904            (601)       214,797

Deferred income taxes                               12,209             --          (2,054)            --          10,155
Long-term debt, less current portion               285,000         219,266         15,018             --         519,284
Post-retirement benefits other than pensions           --           22,794            --              --          22,794
Accrued pension benefits                               --            3,751            673             --           4,424
Other non-current liabilities                        2,208             971            705             --           3,884
Minority interest in subsidiaries                      --           11,351         16,663             --          28,014

Stockholders' equity:
   Common stock:
      Class A Shares                                   182             --             --              --             182
      Class B Shares                                    63             --             --              --              63
   Paid-in capital                                 104,176             --             --              --         104,176
   Subsidiary investment                               --          266,087         94,172        (360,259)(a)        --
   Retained earnings                                34,269          92,661         57,130        (149,791)(b)     34,269
   Accumulated other comprehensive loss             (1,023)            --         (16,213)            --         (17,236)
   Stock purchase plan                                (336)            --             --              --            (336)
                                               -----------    ------------    -----------     -----------    -----------
Total stockholders' equity                         137,331         358,748        135,089        (510,050)       121,118
                                               -----------    ------------    -----------     -----------    -----------
Total liabilities and stockholders' equity     $   540,115    $    675,008    $   219,998     $  (510,651)   $   924,470
                                               ===========    ============    ===========     ===========    ===========

(a)  Elimination of investments in subsidiaries.
(b)  Elimination of investments in subsidiaries' earnings.
(c)  Elimination of intercompany profit in inventory.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                             Condensed Consolidating Statement of Operations
                                                               For the Five Months Ended December 31, 2000
                                               ----------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors     Subsidiaries   Eliminations    Consolidated
                                               -----------    ------------    -----------     -----------       --------
Net sales                                      $       --     $    456,628    $   171,281     $  (184,843)(a)   $443,066
Cost of goods sold                                     --          391,574        147,270        (184,843)(a)    354,001
                                               -----------    ------------    -----------     -----------       --------
Gross profit                                           --           65,054         24,011             --          89,065
Selling, general and administrative expenses         6,399          24,656         16,407             --          47,462
Amortization of goodwill and intangibles                26           2,228            371             --           2,625
                                               -----------    ------------    -----------     -----------       --------
Operating (loss) income                             (6,425)         38,170          7,233             --          38,978
Interest expense                                   (13,753)         (7,661)          (376)            --         (21,790)
Non-operating income                                   --              602          1,248             --           1,850
                                               -----------    ------------    -----------     -----------       --------
(Loss) income before income tax (benefit),
 minority interest in income of
 subsidiaries, income (loss) from
 unconsolidated joint
 ventures and equity earnings of subsidiaries      (20,178)         31,111          8,105             --          19,038
Income taxes (benefit)                              (7,331)         12,276          1,149             --           6,094
Minority interest in income of subsidiaries            --           (1,589)        (1,189)            --          (2,778)
Loss from unconsolidated joint ventures                --              --            (467)            --            (467)
Equity in earnings of subsidiaries                  22,546             --             --          (22,546)(b)         --
                                               -----------    ------------    -----------     -----------       --------
Net income (loss)                              $     9,699    $     17,246    $     5,300     $   (22,546)      $  9,699
                                               ===========    ============    ===========     ===========       ========

(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                             Condensed Consolidating Statement of Cash Flows
                                                               For the Five Months Ended December 31, 2000
                                              -----------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors     Subsidiaries   Eliminations    Consolidated
                                              -------------    ----------     ------------   ------------    ------------
Operating Activities:
Net income (loss)                              $     9,699    $     17,246    $     5,300     $   (22,546)(a)     $9,699
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
Depreciation                                           --            7,255          3,723             --          10,978
Amortization                                            26           2,228            371             --           2,625
Minority interest in income of subsidiaries            --            1,589          1,189             --           2,778
Loss from unconsolidated
 joint ventures                                        --              --             467             --             467
Equity (loss) in earnings of subsidiaries          (22,546)            --             --           22,546(a)         --
Deferred income taxes-current                        1,114             --             492             --           1,606
Post-retirement benefits other than pensions           --            1,155            --              --           1,155
Accrued pension benefits                               --            3,089             49             --           3,138
Non-cash interest expense                              455             285            --              --             740
Changes in operating assets and liabilities,
 net of acquisitions:
Accounts receivable                                    --             (758)        (3,145)            --          (3,903)
Inventories                                            --          (22,513)        (3,158)            --         (25,671)
Accounts payable                                      (291)          4,032         10,390             --          14,131
Intercompany accounts                               16,998         (25,808)         8,810             --             --
Other current assets and liabilities                (3,508)         (2,467)        (3,325)            --          (9,300)
Cash payments for non-recurring charges                --          (14,103)        (2,736)            --         (16,839)
Other non-current assets and liabilities, net       (1,947)         (1,530)        (3,523)            --          (7,000)
                                               -----------    ------------    -----------     -----------         ------
Net cash provided by (used in)
 operating activities                                  --          (30,300)        14,904             --         (15,396)

Investing Activities:
Purchases of property and equipment                    --           (4,752)        (7,072)            --         (11,824)
                                               -----------    ------------    -----------     -----------         ------
Net cash used in investing activities                  --           (4,752)        (7,072)            --         (11,824)

Financing Activities:
Net borrowing under revolving line
 of credit and other                                   --           34,130          1,175             --          35,305
Distributions to minority interests                    --              --            (322)            --            (322)
                                               -----------    ------------    -----------     -----------         ------
Net cash provided by financing activities              --           34,130            853             --          34,983
Effect of exchange rate changes on  cash               --              --          (1,205)            --          (1,205)
                                               -----------    ------------    -----------     -----------         ------
Net increase (decrease) in
 cash and cash equivalents                             --             (922)         7,480             --           6,558
Cash and cash equivalents
 at beginning of year                                  --              666         17,156             --          17,822
                                               -----------    ------------    -----------     -----------         ------
Cash and cash equivalents at end of year       $       --     $       (256)   $    24,636     $       --     $    24,380
                                               ===========    ============    ===========     ===========         ======

-------------
(a)  Elimination of equity in earnings of subsidiary.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                  Condensed Consolidating Balance Sheet
                                                                              July 31, 2000
                                              -----------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors     Subsidiaries   Eliminations    Consolidated
                                              -------------    ----------     ------------   ------------    ------------
Assets:
Current assets:
   Cash and cash equivalents                   $       --     $        666    $    17,156     $       --     $    17,822
   Trade accounts receivable                           --          140,270         29,293             --         169,563
   Other receivables                                   --            7,982          7,251             --          15,233
   Inventories                                         --          220,944         49,258          (2,049)(c)    268,153
   Deferred income taxes                            15,370             --           2,775             --          18,145
   Other current assets                              1,613           2,643          4,608             --           8,864
                                               -----------    ------------    -----------     -----------    -----------
Total current assets                                16,983         372,505        110,341          (2,049)       497,780

Property and equipment                                  40         212,528         85,006             --         297,574
Less accumulated depreciation                           40          81,865         13,758             --          95,663
                                               -----------    ------------    -----------     -----------    -----------
Property and equipment, net                            --          130,663         71,248             --         201,911

Deferred financing costs                             7,261           2,171            --              --           9,432
Goodwill, net                                         (185)        148,045         23,172             --         171,032
Investment in affiliates                           488,843             --             --         (483,510)(a)      5,333
Other assets                                           671             612          2,469             --           3,752
                                               -----------    ------------    -----------     -----------    -----------
Total assets                                   $   513,573    $    653,996    $   207,230     $  (485,559)   $   889,240
                                               ===========    ============    ===========     ===========    ===========

Liabilities And Stockholders' Equity:
Current liabilities:
   Accounts payable                            $     1,256    $    105,695    $    34,993     $       --     $   141,944
   Intercompany accounts                            73,912         (56,141)       (17,170)           (601)(c)        --
   Accrued interest payable                          9,001             132          1,725             --          10,858
   Accrued non-recurring charges                       --           21,148          3,630             --          24,778
   Other liabilities and accrued expenses            3,924          23,163         12,998             --          40,085
   Current debt                                        --            1,868          5,586             --           7,454
                                               -----------    ------------    -----------     -----------    -----------
Total current liabilities                           88,093          95,865         41,762            (601)       225,119

Deferred income taxes                                9,574             --             453             --          10,027
Long-term debt, less current portion               285,000         184,283         14,987             --         484,270
Post-retirement benefits other than pensions           --           21,639            --              --          21,639
Accrued pension benefits                               --              662            624             --           1,286
Other non-current liabilities                        2,243             985            660              (2)         3,886
Minority interest in subsidiaries                      --            9,060         16,127             --          25,187

Stockholders' equity:
   Common stock:
      Class A Shares                                   182             --             --              --             182
      Class B Shares                                    63             --             --              --              63
   Paid-in capital                                 104,176             --             --              --         104,176
   Subsidiary investment                               --          266,087         91,624        (357,711)(a)        --
   Retained earnings                                24,570          75,415         51,830        (127,245)(b)     24,570
   Accumulated other comprehensive loss                --              --         (10,837)            --         (10,837)
   Stock purchase plan                                (328)            --             --              --            (328)
                                               -----------    ------------    -----------     -----------    -----------
Total stockholders' equity                         128,663         341,502        132,617        (484,956)       117,826
                                               -----------    ------------    -----------     -----------    -----------
Total liabilities and stockholders' equity     $   513,573    $    653,996    $   207,230     $  (485,559)   $   889,240
                                               ===========    ============    ===========     ===========    ===========

--------------
(a)  Elimination of investments in subsidiaries.
(b)  Elimination of investments in subsidiaries' earnings.
(c)  Elimination of intercompany profit in inventory.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                             Condensed Consolidating Statement of Operations
                                                                    For the Year Ended July 31, 2000
                                              -----------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors     Subsidiaries   Eliminations    Consolidated
                                              -------------    ----------     ------------   ------------    ------------

Net sales                                      $       --     $  1,098,395    $   383,885     $  (391,342)(a) $1,090,938
Cost of goods sold                                     --          917,085        319,681        (391,342)(a)    845,424
                                               -----------    ------------    -----------     -----------    -----------
Gross profit                                           --          181,310         64,204             --         245,514
Selling, general and administrative expenses        13,922          78,837         31,159             --         123,918
Amortization of goodwill and intangibles               108           5,064          1,957             --           7,129
Non-recurring charge                                   --           30,133          5,089             --          35,222
                                               -----------    ------------    -----------     -----------    -----------
Operating (loss) income                            (14,030)         67,276         25,999             --          79,245
Interest expense                                   (30,259)        (16,646)        (1,861)            --         (48,766)
Non-operating income                                   --              --             493             --             493
                                               -----------    ------------    -----------     -----------    -----------
(Loss) income before income tax (benefit),
 minority interest in income of
 subsidiaries, income (loss) from
 unconsolidated joint
 ventures and equity earnings of subsidiaries      (44,289)         50,630         24,631             --          30,972
Income taxes (benefit)                             (13,966)         20,553          4,873             --          11,460
Minority interest in income of subsidiaries            --           (3,244)        (3,498)            --          (6,742)
Loss from unconsolidated joint ventures                --              --            (352)            --            (352)
Equity in earnings of subsidiaries                  42,741             --             --          (42,741)(b)          --
                                               -----------    ------------    -----------     -----------    -----------
Net income (loss)                              $    12,418    $     26,833    $    15,908     $   (42,741)   $    12,418
                                               ===========    ============    ===========     ===========    ===========

-------------
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                             Condensed Consolidating Statement of Cash Flows
                                                                    For the Year Ended July 31, 2000
                                              -----------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors     Subsidiaries   Eliminations    Consolidated
                                              -------------    ----------     ------------   ------------    ------------
Operating Activities:
Net income (loss)                              $    12,418    $     26,833    $    15,908     $   (42,741)(a)    $12,418
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
Depreciation                                           --           19,044          7,082             --          26,126
Amortization                                           108           5,064          1,957             --           7,129
Minority interest in income of subsidiaries            --            3,244          3,498             --           6,742
(Income) loss from unconsolidated
 joint ventures                                        --              --             352             --             352
Equity (loss) in earnings of subsidiaries          (42,741)            --             --           42,741(a)         --
Deferred income taxes-current                         (373)            --          (2,775)            --          (3,148)
Post-retirement benefits other than pensions           --              589            --              --             589
Accrued pension benefits                               --           (2,057)           624             --          (1,433)
Non-cash interest expense                            1,092             671            --              --           1,763
Changes in operating assets and liabilities,
 net of acquisitions:
Accounts receivable                                    --           (2,046)           466             --          (1,580)
Inventories                                            --          (15,245)        (2,967)            --         (18,212)
Accounts payable                                       620          11,180          4,035             --          15,835
Intercompany accounts                               75,521         (76,633)         1,112             --             --
Other current assets and liabilities                 3,904         (14,184)        (5,111)            --         (15,391)
Non-recurring charge                                   --           30,133          5,089             --          35,222
Cash payments for non-recurring charges                --           (8,230)          (670)            --          (8,900)
Other non-current assets and liabilities, net       18,619          (8,150)         1,737             --          12,206
                                               -----------    ------------    -----------     -----------    -----------
Net cash provided by (used in)
 operating activities                               69,168         (29,787)        30,337             --          69,718
                                               -----------    ------------    -----------     -----------    -----------

Investing Activities:
Acquisitions, net of cash acquired                 (69,168)            --           1,163             --         (68,005)
Purchases of property and equipment                    --          (17,365)       (21,006)            --         (38,371)
                                               -----------    ------------    -----------     -----------    -----------
Net cash used in investing activities              (69,168)        (17,365)       (19,843)            --        (106,376)
                                               -----------    ------------    -----------     -----------    -----------
Financing Activities:
Net borrowing under revolving line
 of credit and other                                   --           48,060         (7,054)            --          41,006
Distributions to minority interests                    --              --          (1,200)            --          (1,200)
                                               -----------    ------------    -----------     -----------    -----------
Net cash provided by financing activities              --           48,060         (8,254)            --          39,806
                                               -----------    ------------    -----------     -----------    -----------
Effect of exchange rate changes on  cash               --              --            (635)            --            (635)
                                               -----------    ------------    -----------     -----------    -----------
Net increase (decrease) in
 cash and cash equivalents                             --              908          1,605             --           2,513
Cash and cash equivalents
 at beginning of year                                  --             (242)        15,551             --          15,309
                                               -----------    ------------    -----------     -----------    -----------
Cash and cash equivalents at end of year       $       --     $        666    $    17,156     $       --     $    17,822
                                               ===========    ============    ===========     ===========    ===========

-------------
(a)  Elimination of equity in earnings of subsidiary.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                  Condensed Consolidating Balance Sheet
                                                                              July 31, 1999
                                              -----------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors     Subsidiaries   Eliminations    Consolidated
                                              -------------    ----------     ------------   ------------    ------------

Assets:
Current assets:
   Cash and cash equivalents                   $       --     $       (242)   $    15,551     $       --     $    15,309
   Trade accounts receivable                           --          122,957         25,031             --         147,988
   Other receivables                                   --            6,657          8,839             --          15,496
   Inventories                                         --          193,264         40,543          (1,642)(c)    232,165
   Deferred income taxes                               --           14,997       --                   --          14,997
   Other current assets                                --            2,125            778             --           2,903
                                               -----------    ------------    -----------     -----------    -----------
Total current assets                                   --          339,758         90,742          (1,642)       428,858

Property and equipment                                  40         202,462         56,225             --         258,727
Less accumulated depreciation                           40          55,664          7,828             --          63,532
                                               -----------    ------------    -----------     -----------    -----------
Property and equipment, net                            --          146,798         48,397             --         195,195

Deferred financing costs                             8,352           2,840            --              --          11,192
Goodwill, net                                          --          116,710         20,719             --         137,429
Investment in affiliates                           381,250              14              5        (376,513)(a)      4,756
Other assets                                         2,411             858          1,964             --           5,233
                                               -----------    ------------    -----------     -----------    -----------
Total assets                                   $   392,013    $    606,978    $   161,827     $  (378,155)   $   782,663
                                               ===========    ============    ===========     ===========    ===========

Liabilities And Stockholders' Equity:
Current liabilities:
   Accounts payable                            $       636    $     90,185    $    28,518     $       --     $   119,339
   Intercompany accounts                           (19,626)         44,513        (24,286)           (601)(c)       --
   Accrued interest payable                          9,001           2,592             10             --          11,603
   Accrued non-recurring charges                       --            5,866            --              --           5,866
   Other liabilities and accrued expenses           (1,250)         27,622         10,733             --          37,105
   Current debt                                        --            1,227         11,369             --          12,596
                                               -----------    ------------    -----------     -----------    -----------
Total current liabilities                          (11,239)        172,005         26,344            (601)       186,509

Deferred income taxes                                  --            4,560              8             --           4,568
Long-term debt, less current portion               285,000         136,867         13,064             --         434,931
Post-retirement benefits other than pensions           --           21,050            --              --          21,050
Accrued pension benefits                               --            2,719            --              --           2,719
Other non-current liabilities                        2,216           1,329            --              --           3,545
Minority interest in subsidiaries                      --           10,663          9,158             --          19,821

Stockholders' equity:
   Common stock:
      Class A Shares                                   182             --             --              --             182
      Class B Shares                                    63             --             --              --              63
   Paid-in capital                                 104,176             --             --              --         104,176
   Subsidiary investment                               --          209,203         83,847        (293,050)(a)       --
   Retained earnings                                12,152          48,582         35,922         (84,504)(b)     12,152
   Accumulated other comprehensive loss                --              --          (6,516)            --          (6,516)
   Stock purchase plan                                (537)            --             --              --            (537)
                                               -----------    ------------    -----------     -----------    -----------
Total stockholders' equity                         116,036         257,785        113,253        (377,554)       109,520
                                               -----------    ------------    -----------     -----------    -----------
Total liabilities and stockholders' equity     $   392,013    $    606,978    $   161,827     $  (378,155)   $   782,663
                                               ===========    ============    ===========     ===========    ===========

------------
(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.
(c) Elimination of intercompany profit in inventory.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                             Condensed Consolidating Statement of Operations
                                                                    For the Year Ended July 31, 1999
                                              ----------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors     Subsidiaries   Eliminations    Consolidated
                                              -------------    ----------     ------------   ------------    ------------
Net sales                                      $       --     $    953,652    $   266,447     $  (266,393)(a)   $953,706
Cost of goods sold                                     --          802,324        222,240        (264,749)(a)    759,815
                                               -----------    ------------    -----------     -----------    -----------
Gross profit                                           --          151,328         44,207          (1,644)(c)    193,891
Selling, general and administrative expenses        11,241          67,587         21,054             --          99,882
Amortization of goodwill and intangibles                 5           4,680            518             --           5,203
                                               -----------    ------------    -----------     -----------    -----------
Operating (loss) income                            (11,246)         79,061         22,635          (1,644)        88,806
Interest expense                                   (27,693)        (16,390)        (1,422)            --         (45,505)
                                               -----------    ------------    -----------     -----------    -----------
(Loss) income before income tax (benefit),
 minority interest in income of
 subsidiaries, income from
 unconsolidated joint ventures
 and equity earnings of subsidiaries               (38,939)         62,671         21,213          (1,644)        43,301
Income taxes (benefit)                              (4,528)         15,584          5,997            (599)(c)     16,454
Minority interest in income of subsidiaries            --           (2,898)        (1,023)            --          (3,921)
Income from unconsolidated joint ventures              --              --           5,420             --           5,420
Equity in earnings of subsidiaries                  62,757             --             --          (62,757)(b)        --
                                               -----------    ------------    -----------     -----------    -----------
Net income (loss)                              $    28,346    $     44,189    $    19,613     $   (63,802)   $    28,346
                                               ===========    ============    ===========     ===========    ===========

------------
(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income (loss) from consolidated subsidiaries.
(c) Elimination of intercompany profit in inventory.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                             Condensed Consolidating Statement of Cash Flows
                                                                    For the Year Ended July 31, 1999
                                              ----------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors     Subsidiaries   Eliminations    Consolidated
                                              -------------    ----------     ------------   ------------    ------------
Operating Activities:
Net income (loss)                              $    28,346    $     44,189    $    19,613     $   (63,802)(a)    $28,346
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
Depreciation                                            20          15,010          3,328             --          18,358
Amortization                                             5           4,680            518             --           5,203
Minority interest in income of subsidiaries            --            2,898          1,023             --           3,921
Income from unconsolidated joint ventures              --              --          (5,420)            --          (5,420)
Equity (loss) in earnings of subsidiaries          (62,757)            --             --           62,757(a)         --
Deferred income taxes-current                        6,428             228            --              --           6,656
Post-retirement benefits other than pensions           --            4,555            --              --           4,555
Accrued pension benefits                               --           (1,909)           --              --          (1,909)
Non-cash interest expense                              --            1,648            --              --           1,648
Changes in operating assets and liabilities,
 net of acquisitions:
Accounts receivable                                    --           (2,634)         7,255             --           4,621
Inventories                                            --          (13,500)        (5,849)          1,644(b)     (17,705)
Accounts payable                                       506           6,479          6,649             --          13,634
Intercompany accounts                               48,638         (38,324)        (9,715)           (599)(b)        --
Other current assets and liabilities                (4,001)         (1,662)          (982)            --          (6,645)
Cash payments for non-recurring charges                --          (14,941)           --              --         (14,941)
Other non-current assets and liabilities, net       27,877         (19,975)        (5,138)            --           2,764
                                               -----------    ------------    -----------     ----------     -----------
Net cash provided by (used in)
 operating activities                               45,062         (13,258)        11,282             --          43,086

Investing Activities:
Acquisitions, net of cash acquired                 (45,042)            --          (3,279)            --         (48,321)
Purchase of property and equipment                     (20)        (19,267)        (5,779)            --         (25,066)
                                               ----------     ------------    -----------     ----------     -----------
Net cash used in investing activities              (45,062)        (19,267)        (9,058)            --         (73,387)

Financing Activities:
Net borrowing under revolving line of
 credit and other                                      --           32,158          5,890             --         38,048
                                               ----------     ------------    -----------     ----------     -----------
Net cash provided by financing activities              --           32,158          5,890             --          38,048
Effect of exchange rate changes on cash                --              --            (551)            --            (551)
                                               ----------     ------------    -----------     ----------     -----------
Net increase (decrease) in cash and
 cash equivalents                                      --             (367)         7,563             --           7,196
Cash and cash equivalents at
 beginning of year                                     --              125          7,988             --           8,113
                                               ----------     ------------    -----------     ----------     -----------
Cash and cash equivalents at end of year       $       --     $       (242)   $    15,551     $       --     $    15,309
                                               ==========     ============    ===========     ==========     ===========

------------
(a) Elimination of equity in earnings of subsidiary.
(b) Elimination of intercompany profit in inventory.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                             Condensed Consolidating Statement of Operations
                                                                              July 31, 1998
                                              ----------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors     Subsidiaries   Eliminations    Consolidated
                                              -------------    ----------     ------------   ------------    ------------
Net sales                                      $       --     $    833,952    $   138,016     $  (156,655)(a)   $815,313
Cost of goods sold                                     --          700,080        114,437        (156,655)(a)    657,862
                                               -----------    ------------    -----------     -----------    -----------
Gross profit                                           --          133,872         23,579             --         157,451
Selling, general and administrative expenses           175          75,616         11,082             --          86,873
Amortization of goodwill and intangibles               191           3,088            199             --           3,478
Non-recurring charge                                   --           26,515            --              --          26,515
                                               -----------    ------------    -----------     -----------    -----------
Operating (loss) income                               (366)         28,653         12,298             --          40,585
Other income (expense):
Interest expense                                   (24,911)        (15,179)          (201)             --        (40,291)
Non-operating expense                                  --              --            (428)            --            (428)
                                               -----------    ------------    -----------     -----------    -----------
(Loss) income before income tax (benefit),
 minority interest in income of
 subsidiaries, equity in earnings of
 subsidiaries, income from unconsolidated
 joint ventures, preferred dividend
 requirement of subsidiary and deemed
 dividend on preferred stock                       (25,277)         13,474         11,669             --            (134)
Income taxes (benefit)                              (9,415)          6,440          2,923             --             (52)
Minority interest in income of subsidiaries            --           (2,027)          (362)            --          (2,389)
Equity in earnings of subsidiaries                  11,842             --             --          (11,842)(b)        --
Income from unconsolidated joint ventures              --              --           2,568             --           2,568
Preferred dividend requirement of subsidiary           --              --             --             (645)(c)       (645)
Deemed dividend on preferred
 stock conversion                                      --              --             --           (1,639)        (1,639)
                                               -----------    ------------    -----------     -----------    -----------
(Loss) income from continuing operations            (4,020)          5,007         10,952         (14,126)        (2,187)
Extraordinary item:
Write-off of debt issuance costs (net of
 applicable income tax benefit)                        --           (1,833)           --              --          (1,833)
                                               -----------    ------------    -----------     -----------    -----------
Net (loss) income                              $    (4,020)   $      3,174    $    10,952     $   (14,126)   $    (4,020)
                                               ===========    ============    ===========     ===========    ===========

-------------
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.
(c)  Recording of preferred dividend requirement of subsidiary.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Condensed Consolidating Statement of Cash Flows
                                                                                For the Year Ended July 31, 1998
                                                       --------------------------------------------------------------------------
                                                        Delco Remy
                                                       International                     Non-
                                                       Inc. (Parent    Subsidiary     Guarantor
                                                       Company Only)   Guarantors    Subsidiaries    Eliminations    Consolidated
                                                       -------------   ----------    ------------    ------------    ------------
Operating Activities:
Net (loss) income                                     $  (4,020)      $   3,174       $  10,952       $ (14,126)(a)      $  (4,020)
Extraordinary item                                           --           2,095              --              --              2,095
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
Depreciation                                                  7          12,634             950              --             13,591
Amortization                                                191           3,088             199              --              3,478
Minority interest in income of subsidiaries                  --           2,027             362              --              2,389
Income from unconsolidated joint ventures                    --              --          (2,568)             --             (2,568)
Equity in earnings of subsidiary                        (11,842)             --              --          11,842(a)              --
Deferred income taxes-current                           (10,325)         12,012              26              --              1,713
Post-retirement benefits other than pensions                 --           3,818              --              --              3,818
Accrued pension benefits                                     --              86              --              --                 86
Non-cash interest expense                                    --           2,387              --              --              2,387
Deemed dividend requirement of subsidiary                    --              --              --           1,639              1,639
Preferred dividend requirement of subsidiary                 --              --              --             645                645
Changes in operating assets and liabilities,
 net of acquisitions:
Accounts receivable                                          --          (4,136)         (4,296)             --             (8,432)
Inventories                                                  --         (15,428)         (1,972)             --            (17,400)
Accounts payable                                            (65)        (12,621)          5,113              --             (7,573)
Intercompany accounts                                   (98,447)        113,029         (14,582)             --                 --
Other current assets and liabilities                     (6,283)          3,951          (2,556)             --             (4,888)
Non-recurring charge                                         --          26,515              --              --             26,515
Cash payments for non-recurring charges                      --         (19,204)             --              --            (19,204)
Other non-current assets and liabilities, net            (9,914)         (6,912)         11,249              --             (5,577)
                                                     ----------       ---------       ---------       ---------          ---------
Net cash (used in) provided by
 operating activities                                  (140,698)        126,515           2,877              --            (11,306)

Investing Activities:
Acquisitions, net of cash acquired                      (34,358)             --          (1,364)             --            (35,722)
Purchase of property and equipment                           --         (22,545)         (1,645)             --            (24,190)
Investment in joint ventures                             (9,355)             --              --              --             (9,355)
                                                     ----------       ---------       ---------       ---------          ---------
Net cash (used in) provided by
 investing activities                                   (43,713)        (22,545)         (3,009)             --            (69,267)

Financing Activities:
Proceeds from initial public offering                    51,336              --              --              --             51,336
Proceeds from issuances of long-term debt               141,375              --              --              --            141,375
Payments on long-term debt                               (8,300)       (137,486)             --              --           (145,786)
Net borrowing under revolving line of
 credit and other                                            --          32,137              61              --             32,198
                                                     ----------       ---------       ---------       ---------          ---------
Net cash provided by (used in)
 financing activities                                   184,411        (105,349)             61              --             79,123
Effect of exchange rate changes on  cash                     --              --            (487)             --               (487)
                                                     ----------       ---------       ---------       ---------          ---------
Net decrease in cash and cash equivalents                    --          (1,379)           (558)             --             (1,937)
Cash and cash equivalents at beginning of year               --           1,504           8,546              --             10,050
                                                     ----------       ---------       ---------       ---------          ---------
Cash and cash equivalents at end of year             $       --       $     125       $   7,988       $      --          $   8,113
                                                     ==========       =========       =========       =========          =========

-----------------
(a)      Elimination of equity in earnings of subsidiary.

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   Two Months   Three Months   Five Months
                                                      Ended         Ended         Ended
Transition Period Ended:                             9/30/00      12/31/00      12/31/00
                                                   ---------     ----------     ---------
Net sales                                          $ 183,210     $  259,856     $ 443,066
Gross profit                                          33,550         55,515        89,065
Net income                                             1,325          8,374         9,699
Basic earnings per common share                          .05            .35           .40
Diluted earnings per common share                        .05            .32           .37


Quarter Ended:                                      10/31/99       1/31/00       4/30/00        7/31/00      Total Year
                                                   ---------     ----------     ---------     ---------      -----------
Net sales                                          $ 277,189     $  260,037     $ 274,861     $ 278,851      $ 1,090,938
Gross profit                                          60,425         57,747        64,531        62,811          245,514
Net income (loss)                                      7,974          6,907        10,199       (12,662)          12,418
Basic earnings (loss) per common share                   .33            .29           .42          (.52)             .51
Diluted earnings (loss) per common share                 .31            .27           .39          (.52)             .48


Quarter Ended:                                      10/31/98       1/31/99       4/30/99        7/31/99      Total Year
                                                   ---------     ----------     ---------     ---------      -----------
Net sales                                          $ 232,785     $  222,324     $ 248,826     $ 249,771      $   953,706
Gross profit                                          41,772         46,710        52,521        52,888          193,891
Net income                                             5,388          5,856         8,174         8,928           28,346
Basic earnings per common share                          .23            .25           .34           .37             1.19
Diluted earnings per common share                        .21            .23           .32           .34             1.09

18.  SUBSEQUENT EVENTS

     On January 11, 2001, Citicorp Venture Capital Ltd. ("CVC"), through its affiliates Court Square Capital Limited ("Court Square") and DRI Acquisition LLC ("DRI Acquisition"), a Delaware limited liability company (together the "CVC Group") commenced an initial tender offer to purchase the Company's Class A common shares not then owned directly or indirectly by CVC and subsequently merge DRI Acquisition with and into the Company (the "Merger"). As of December 31, 2000, CVC and its affiliates owned approximately 53% of the Company's combined outstanding Class A and Class B common stock. The initial tender offer price was $8.00 cash per share.

     On February 7, 2001, the Company, Court Square and DRI Acquisition signed a Merger Agreement that provided for the definitive terms of the Merger and an increase in the purchase price to $9.50 cash per share.

     On March 14, 2001, the Company entered into a Securities Transfer, Recapitalization and Holders Agreement (the "Securities Holders Agreement") among the Company, the CVC Group and certain of the Company's management and directors. As a result of the Securities Holders Agreement, the CVC Group owned greater than 90% of the Company's common stock.

     On March 14, 2001 and after completion of the transactions contemplated by the Securities Holders Agreement, the Merger was consummated and the Company became the surviving corporation in the Merger. Upon the consummation of the Merger, each outstanding share of the Company's Class A common stock (other than shares of Class A common stock held by the CVC Group or held in the treasury of the Company and shares of Class A common stock as to which dissenters' rights are perfected) has been converted into the right to receive $9.50 cash per share. As a result of the Merger, the Company became a subsidiary of Court Square.

     Effective March 15, 2001, the Company's common stock, which had up to this date traded on the New York Stock Exchange under the ticker symbol "RMY", was delisted.

     Pursuant to the above transactions, the stock purchase plan, warrants and stock option plans described in Note 8 were canceled.

     As of March 15, 2001, under the Amended and Restated Certificate of Incorporation and as a result of the Securities Holders Agreement, the authorized capital stock of the Company consisted of (i) 1,000 shares of Class A Common Stock (par value $.001), of which 1,000 were issued and outstanding, (ii) 6,000,000 shares of Class B Common Stock (par value $.001), of which 350,187.63 shares were issued and outstanding, (iii) 6,000,000 shares of Class C Common Stock (par value $.001), of which 2,019,387.42 shares were issued and outstanding and (iv) 3,500,000 shares of 12% Series A Cumulative compounding Preferred Stock (par value $.01), of which 2,092,549.91 shares were issued and outstanding. The Class A Common Stock and Class B Common Stock are voting stock.

     The Series A Preferred Stock has a stated value of $100 per share and will be entitled to semi-annual dividends commencing September 15, 2001, when, as and if declared, which dividends are cumulative, whether or not earned or declared, and accrue at a rate of 12%, compounding annually.

     The Company may not pay any dividend upon, or redeem or otherwise acquire shares of capital stock junior to the preferred stock (including the Company's common stock), except for dividends payable in junior stock, unless all cumulative dividends on the preferred stock have been paid in full. Upon liquidation, dissolution or winding up of the Company, holders of preferred stock are entitled to receive out of the Company's legally available assets, before any amount shall be paid to holders of junior stock, an amount equal to $100 per share of preferred stock, plus all accrued and unpaid dividends to the date of final distribution. If such available assets are insufficient to pay the holders of the outstanding shares of preferred stock in full, such assets, or the proceeds from the sale of the assets, will be distributed ratably among the holders of the preferred stock. The preferred stock is not mandatorily redeemable by the Company prior to April 16, 2021. The Company anticipate that the dividends on the preferred stock will accrue but not be paid. The ability to pay cash dividends, and to redeem the preferred stock, is subject to restrictions contained in the Company's credit facility and the indentures for our outstanding notes.

     These transactions did not constitute a "change of control" as referenced in the description of the Senior Notes (see Note 6).


ITEM 9 DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with the independent accountants.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Harold K. Sperlich, Chairman of the Board of Directors. Mr. Sperlich has been Chairman of the Board of Directors since the Company's inception in 1994. Since retiring from Chrysler Corporation in 1988, having served as its President, Mr. Sperlich has served as a consultant to the automotive industry. Before joining Chrysler in 1977, Mr. Sperlich held several senior administrative and operating posts with Ford Motor Company. Age: 71

E.H. Billig, Vice Chairman of the Board of Directors. Mr. Billig has been Vice Chairman of the Board of Directors since the Company's inception in 1994. Mr. Billig has been Chairman of the Board of MSX International, Inc. since 1997, where he was also, until January 2000, Chief Executive Officer. He was formerly President and Chief Operating Officer of MascoTech, Inc. He is also a director of Titan Wheel International, Inc. Age: 73

Richard M. Cashin, Jr., Director. Mr. Cashin has been a director since the Company's inception in 1994. Mr. Cashin was President from 1994 to April 2000 and a Managing Director for more than five years of CVC. Since April, he is a partner of Cashin Capital Partners, a private equity investment firm. In addition, Mr. Cashin serves as a director of Lifestyle Furnishings International Ltd., Fairchild Semiconductor Corporation, Freedom Forge, Euromax International, Plc., Hoover Group, Inc., Gerber Childrenswear Inc., JAC Holdings, GVC Holdings, MSX International, Inc. Titan Wheel International, Inc., and Flender AG. Age: 47

Michael A. Delaney, Director. Mr. Delaney has been a director since the Company's inception in 1994. Mr. Delaney has been a Managing Director of CVC since 1997 and a Vice President for more than the past five years. Mr. Delaney is also a director of GVC Holdings, JAC Holdings, Palomar Technologies, Inc., SC Processing, Inc., MSX International, Inc., Fabri-Steel Products, Inc.,
Great Lakes Dredge and Dock Corporation, Trianon Industries Inc., ChipPac Inc. and Strategic Industries Inc. Age: 46

James R. Gerrity, Director. Mr. Gerrity has been a director since the Company's inception in 1994. From 1986 to 1993, Mr. Gerrity was President and a director of Dyneer Corporation. Mr. Gerrity currently is a director of Palomar Technologies Corporation, Wescor Graphics, Inc., Ballantrae Corporation and Flender AG. Age: 59

Joseph M. Silvestri, Director. Mr. Silvestri has been a director since 2001. Mr. Silvestri has been a Vice President of CVC for over five years. Mr. Silvestri is also a director of Triumph Group, Euramax International, MacDermid, and ISG Resources. Age: 39

Robert J. Schultz, Director. Mr. Schultz became a director in 1997. Mr. Schultz retired as Vice Chairman and a member of the Board of Directors of General Motors Corporation ("GM") in 1993. Mr. Schultz joined GM in 1955 and served as General Manger of GM's Delco Electronics Division and Group Executive of Chevrolet-Pontiac-GM of Canada. Mr. Schultz is also a director of MCT Corporation, and was Chairman of the Board of OEA, Inc. until its sale earlier this year. He is also a member of the Board of Trustees of California Institute of Technology. Age: 70

J. Timothy Gargaro, Senior Vice President and Chief Financial Officer. Mr. Gargaro joined Delco Remy in May 2000 from Lear Corporation. At Lear since 1993, Mr. Gargaro held several senior level finance positions within the organization. He served as Vice President of Finance for Lear's Ford and Chrysler divisions and Chief Financial Officer of European Operations in Frankfurt, Germany. Prior to Lear, he was the Chief Financial Officer of Ring Screw Works since 1989 and held senior financial positions with Pulte Home Corporation and Allied Signal.
Age: 46

Joseph P. Felicelli, Group Vice President, Aftermarket. Mr. Felicelli has been Group Vice President since September 1997. Prior to joining the Company, Mr. Felicelli served in various management positions for Cooper Industries. Age: 54

Susan E. Goldy, Esquire, Senior Vice President and General Counsel. Ms. Goldy has been Senior Vice President and General Counsel since February 2000. Prior to that, she had been Vice President and General Counsel since 1997. Before joining the Company, she was an associate, and since 1993, was a partner in the law firm of Dechert. Age: 46

Roderick English, Senior Vice President, Human Resources and Communications. Mr. English has been Senior Vice President of Human Resources and Communications since November 1997. Prior to that Mr. English had been Senior Vice President of Human Resources and Communications at Delco Remy America since the Company's inception in 1994. Mr. English joined the Delco Remy Division of GM in 1976 and became Plant Manager of plant 17 in 1992. Prior to that, Mr. English served as Divisional Manager of Labor Relations since 1989. Age: 48

David E. Stoll, Vice President, Treasurer and Secretary. Mr. Stoll was Vice President, Controller and Secretary since the Company's inception in 1994. During fiscal year 2000, he was elected to the position of treasurer. Prior to joining the Company, he was Vice President of Finance of Dyneer Corporation since 1987 and, prior to that, served as corporate controller since 1973. Age:
58

Richard L. Reinhart, Vice President and Controller. Mr. Reinhart joined Delco Remy in January 2001. Prior to that, Mr. Reinhart had been with Lear Corporation since November 1996, most recently as Financial Director of Lear's Ford European Group. Prior to Lear, Mr. Reinhart had been with Allied Signal since 1978 in various management positions, most recently as Group Controller of the Filter and Spark Plug Group in AlliedSignal's Automotive Sector. Age: 45

Patrick C. Mobouck, Vice President-Managing Director, Europe. Mr. Mobouck has been Vice President-Managing Director, Europe since July 1997. He has also been Chairman of Autovill since August 1997. Before joining the Company, Mr. Mobouck was with Monroe Auto Equipment since 1987, most recently as Managing Director-Europe, Middle East and Africa. Age: 46

Richard L. Stanley, President, Delco Remy America. Mr. Stanley has been President of Delco Remy America since November 1998. Prior to that, Mr. Stanley had been Senior Vice President, Automotive Systems since the Company's inception in 1994. Mr. Stanley joined the Delco Remy Division of GM in 1978, serving most recently as Director of Customer Programs since 1992 and as European Chief Engineer since 1988. Age 44

ITEM 11     EXECUTIVE COMPENSATION

     The sections of the definitive Proxy Statement entitled "Executive Compensation," "Retirement Plans," "Other Forms of Compensation," "Employment Agreement," "Compensation Committee Interlocks and Insider Participation" and the subsection of "Corporate Goverance" entitled "Director Compensation and Certain Relationships and Related Transactions" filed with the Commission on November 16, 2000 relating to the Company's 2000 Annual Meeting of Stockholders, is incorporated herein by reference.

Executive Compensation

     The following table sets forth, for the five-month transition period ending December 31, 2000, information regarding the cash compensation paid by the Company, as well as other compensation paid or accrued for such period, to each of the executive officers of the Company named below, in all capacities in which they served.

                          Summary Compensation Table

------------------------------------------------------------------------------
Dollar in Thousands


                                                       Compensation
                                                     -----------------
                     (a)                       (b)       (c)         (d)           (i)
Name and                                                                        All Other
Principal Position                            Year     Salary       Bonus      Compensation
-----------------------------------------------------------------------------------------------
Harold K. Sperlich                             (1)     $    -     $ 206.3     $ 110.6  (3)
 Chairman of the Board

Thomas J. Snyder
 President and Chief Executive Officer         (1)     $ 158.3    $ 244.7     $   5.5  (4)

J. Timothy Gargaro (2)                         (1)     $ 105.8    $  37.7     $   1.4  (5)
 Senior Vice President
 and Chief Financial Officer

Joseph P. Felicelli                            (1)     $ 110.3    $  80.4     $   5.8  (6)
 Group Vice President, Aftermarket

Richard L. Stanley                             (1)     $ 117.3    $ 143.4     $   1.2  (7)
 President, Delco Remy America

Susan E. Goldy                                 (1)     $ 104.2    $ 102.9     $   9.2  (8)
 Senior Vice President and
 General Counsel
-----------------------------------------------------------------------------------------------

(1)   For the five-month transition period ending December 31, 2000.
(2)   Mr. Gargaro joined the Company in May 2000.
(3) "All Other Compensation" for Mr. Sperlich includes $110,625 in directors fees. See the section below entitled "Director Compensation" for more information.
(4) "All Other Compensation" for Mr. Snyder includes $5,512 in premiums paid under a life insurance policy.
(5) "All Other Compensation" for Mr. Gargaro includes $1,365 in premiums paid under a life insurance policy.
(6) "All Other Compensation" for Mr. Felicelli includes $2,799 in premiums under a life insurance policy, $967 in matching contributions under the Company's 401(k) plan and $2,000 in salaried retiree medical benefits.
(7) " All Other Compensation" for Mr. Stanley includes $1,178 in premiums paid under a life insurance policy.
(8) "All Other Compensation" for Ms. Goldy includes $1,294 in premiums paid under a life insurance policy, $5,939 in living allowances and $2,000 in salaried retiree medical benefits.

Stock Options

     In conjunction with the Merger of DRI Acquisition into the Company on March 14, 2001 pursuant to the Agreement and Plan of Merger, all previously existing stock options held by executive officers and directors of the Company were cancelled and both the Company's 1997 Stock-Based Incentive Compensation Plan and the Company's 1997 Non-Qualified Stock Option Plan for Non-Employee Directors were terminated. Futhermore, no options were exercised during the period from August 1, 2000 to the date of the Merger. There are currently no options outstanding to purchase securities of the Company. See Item 13, "Certain Relationships and Related Transactions", for a description of other agreements entered into between the Company and its executive officers and directors as a result of the transactions contemplated by the Merger.

Retirement Plans

     Delco Remy America, Inc., wholly owned subsidiary of the Company ("DRA") established the Delco Remy America Salaried Retirement Plan (the "Retirement Plan") primarily to provide eligible salaried employees with a monthly pension benefit after retirement for life. As of December 31, 2000, the named executive officers of the Company have been credited with the following amounts of service under the Retirement Plan: Harold K. Sperlich - 6.4 years; Thomas J. Snyder -
38.4 years; J. Timothy Gargaro - 0.7 years; Joseph P. Felicelli - 3.4 years; Richard L. Stanley - 22.8 years, and Susan E. Goldy - 4 years.

Director Compensation

     Mr. Sperlich received $101,625 in directors fees during the five-month transition period ending December 31, 2000 for services related to special projects (in connection with acquisitions and strategic alliances) undertaken by him at the direction of the Board of Directors in their capacity as Directors.


     In connection with the Merger, the Company's Board of Directors formed a special committee (the "Special Committee") to evaluate the terms of the tender offer and Merger. The members of the Special Committee were Mr. Sperlich and Robert J. Schultz. In connection with Mr. Sperlich's and Mr. Schultz's service on the Special Committee, each of them received $1,000 per meeting of the Special Committee attended as compensation, such amount being the standard compensation the Company pays directors for attendance at meetings of the Board, plus reimbursement for all of their out of pocket expenses incurred in attending meetings of the Special Committee.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of March 15, 2001 with respect to shares of each class of common stock beneficially owned by (i) each person or group that is known to the Company to be the beneficial owner of more than 5% of each class of outstanding common stock, (ii) each director and named executive officer of the Company and (iii) all directors and executive officers of the Company as a group.

                                                                   Number and Percent of Shares 1
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Combined
                                           Class A Common Stock      Class B Common Stock   Class C Common Stock   Voting
Name of Beneficial Owner                    Number     Percent       Number     Percent/2/   Number      Percent Percentage/2/
------------------------------------------------------------------------------------------------------------------------------
Court Square Capital Limited/3/
399 Park Avenue
New York, NY 10043                        1,000.00      100%       205,037.78     58.5%    2,019,387      100%     79.6%

World Equity Partners, L.P.
399 Park Avenue
New York, NY 10043                              __        __       156,574.31/4/  30.9%           __        __     15.1%

DRI Group LLC
c/o Court Square Capital Limited
399 Park Avenue
New York, NY 10043                              __        __       214,357.68     61.2%           __        __     29.9%

Thomas J. Snyder                                __        __        37,027.71/5/  10.6%/5/        __        __      5.2%

J. Timothy Gargaro                              __        __               __        __           __        __        __

Joseph P. Felicelli                             __        __        13,465.97      3.9%           __        __      1.9%

Susan E. Goldy                                  __        __        14,078.34      4.0%           __        __      2.0%

Richard and Sandra Stanley                      __        __        19,697.73      5.6%           __        __      2.8%

James R. Gerrity                                __        __         4,659.94/6/   1.3%/6/        __        __      .67%

Richard M. Cashin, Jr./7/                       __        __         9,319.90      2.7%           __        __     1.3%

All directors and executive officers
 as a group                                     __        __       145,149.84     41.5%           __        __     19.0%

    1 Does not include shares of the Company's non-voting 12% Series A
      Cumulative Compounding Preferred Stock (the "Preferred Stock"). The Preferred Stock is held as follows: Court Square, 1,867,493.24 shares; DRI Group LLC, 198,136.02 shares; World Equity Partners, L.P., warrant for 144,725.44 shares; Thomas J. Snyder, 7,882.37 shares; J. Timothy Gargaro, none; Joseph P. Felicelli, 1,257.73 shares; Susan E. Goldy, 1,921.06 shares; Richard and Sandra Stanley, 5,728.72 shares; James R. Gerrity (including Preferred Stock held by the James Gerrity Living Trust and Susan Gerrity Living Trust), 4,307.3 shares.

    2 Does not reflect shares of Class B common stock issuable upon exercise of a warrant to purchase 156,574.31 shares of Class B common stock held by World Equity Partners, L.P., except that such warrant shares are included with respect to World Equity Partners, L.P.

    3 The 2,019,387 shares of non-voting Class C common stock are convertible into the same number of shares of voting Class B common stock. The 205,037.78 shares of Class B common stock are held by DRI Group LLC. Court Square is a member of DRI Group LLC and has dispositive power over these 205,037.78 shares of Class B common stock.

    4 Shares of Class B common stock issuable upon exercise of warrant to purchase 156,574.31 shares of Class B common stock held by World Equity Partners, L.P.

    5 Excludes 14,398 shares of Class B common stock held by Daisy Farms Limited
      Partnership, of which Mr. Snyder is the general partner.

    6 Includes 4,194 shares of Class B common stock and 466 shares, respectively, held by the James Gerrity Living Trust and Susan Gerrity Living Trust.

    7 The 9,319.9 shares of Class B common stock are held by DRI Group LLC. Mr.
      Cashin is the sole manager and a member of DRI Group LLC and has voting and dispositive power over these 9,319.9 shares of Class B common Stock. Does not include 205,037.78 shares of Class B common stock held by DRI Group LLC, which may be deemed to be benefically owned by Mr. Cashin.

        In connection with the March 14, 2001 merger of DRI Acquisition with and into the Company, the Company adopted its Amended and Restated Certificate of Incorporation, which is attached hereto as Exhibit 3.1 and the terms of which are incorporated herein by reference. The Company recapitalized its capital stock into three classes of common stock, Class A, Class B and Class C, and one class of preferred stock. Mr. Cashin disclaims beneficial ownership of these shares.

        The Amended and Restated Certificate of Incorporation provides that the Company may issue 3,500,000 shares of preferred stock, all of which will be designated as 12% Series A Cumulative Compounding Preferred Stock. The preferred stock will be entitled to semi-annual dividends commencing September 15, 2001 which accrue at a rate of 12%. As of the date hereof, 2,092,549.91 shares of the Company's preferred stock were outstanding. The vote of a majority of the outstanding shares of the preferred stock is required to authorize or issue any other class or series of stock entitled to any preferences prior to the preferred stock or to amend the Amended and Restated Certificate of Incorporation if the amendment would adversely affect the rights and preferences of the holders of the preferred stock. Except as described in the immediately preceding sentence or as otherwise required by law, the preferred stock is not entitled to vote.

        The Amended and Restated Certificate of Incorporation provides that the Company may issue 12,001,000 shares of common stock, divided into three classes consisting of one thousand shares of Class A common stock, 6 million shares of Class B common stock, and 6 million shares of Class C common stock. As of the date hereof, 1,000 shares of Class A Common Stock, 350,187.63 shares of Class B common stock and 2,019,387.42 shares of Class C common stock were issued and outstanding.

        The holders of Class A common stock are entitled to vote on all matters submitted to a vote of the stockholders. The original holders of Class A common stock (which original holders shall include Court Square, Citicorp or Citibank, N.A. or any direct or indirect subsidiary of Citicorp or Citibank, N.A.) are entitled to that number of votes equal to, in the aggregate, 51% of the total number of votes entitled to be cast by the holders collectively owning all of the outstanding shares of Class A common stock and Class B common stock.

        The holders of Class B common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Except as required by law, the holders of Class C common stock will have no voting rights. Under the Amended and Restated Certificate of Incorporation, shares of Class A common stock are convertible into an equal number of shares of Class B common stock. Shares of Class B common stock and Class C common stock are each convertible into the other class of common stock, subject to applicable law.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On February 7, 2001, the Company entered into an Agreement and Plan of Merger with Court Square, an affiliate of CVC and DRI Acquisition, which provided for the consummation of a cash tender offer by DRI Acquisition for about 9,716,135 shares of the Company's Class A common stock that were not owned by Court Square at $9.50 per share, and the Merger of DRI Acquisition with and into the Company.

        On February 23, 2001, at 12:00 midnight New York City time, the tender offer terminated and, after giving effect to the tender offer, DRI Acquisition and Court Square owned more than 90% of the issued and outstanding Class A common shares of the Company. Immediately prior to the effective time of the Merger, Court Square contributed shares of Class A common stock to enable DRI Acquisition to consummate the Merger without the need for action by Company stockholders. On March 14, 2001, DRI Acquisition merged with and into the Company with the Company as the surviving corporation in the Merger.

        As part of the transactions contemplated by the Securities Transfer, Recapitalization and Holders Agreement (the "Securities Holders Agreement"), (as described below) some directors, executive officers and shareholders of the Company exchanged pre-recapitalization securities of the Company for the number of post-recapitalization securities of the Company as are listed below besides such director's, officer's or shareholder's name:


                                        Pre-recap      Pre-recap       New          New               New           Preferred
                                        Class A To     Class B To    Class A      Class B           Class C           Stock
        Director/Executive                 Be             Be          To Be        To Be             To Be            To Be
        Officer/Shareholder             Exchanged      Exchanged      Issued       Issued            Issued           Issued
        -------------------            -----------    -----------   ---------    ---------      --------------    --------------
Court Square Capital Limited           15,400,156      6,278,055       1,000          0          2,019,387.42      1,867,493.24
DRI Group LLC/1/                        2,300,000              0           0    214,357.68              0            198,136.02
James R. Gerrity                           50,000/2/           0           0      4,659.94/3/           0              4,307.30/4/
Roderick English                           42,400              0           0     14,833.25              0              2,618.84
Joseph Felicelli                           25,400              0           0     13,465.97              0              1,257.73
J. Timothy Gargaro                              0              0           0          0                 0                  0
Susan Goldy                                34,300              0           0     14,078.34              0              1,921.06
Richard Keister                            21,000              0           0      4,314.86              0              1,585.09
Patrick Mobouck                            16,800              0           0     13,354.16              0                327.56
Thomas J. Snyder                           12,000              0           0     37,027.71              0              7,882.37
Daisy Farm Limited Partnership/5/          28,000              0           0     14,397.98              0              1,292.19
Richard and Sandra Stanley                 80,000              0           0     19,697.73              0              5,728.72
World Equity Partners, L.P.             1,680,000/6/           0           0    156,574.31/7/           0            144,725.44/7/

-----------------------------------------

1.      The sole members of DRI Group LLC are Court Square and Richard M.
        Cashin, Jr.
2. Includes 45,000 shares and 5,000 shares, respectively, held by the James Gerrity Living Trust and Susan Gerrity Living Trust.
3. Includes 4,193.95 shares and 465.99 shares, respectively, held by the James Gerrity Living Trust and Susan Gerrity Living Trust.
4. Includes 3,876.57 shares and 430.73 shares, respectively, held by the James Gerrity Living Trust and Susan Gerrity Living Trust.
5.      Mr. Snyder is the general partner of Daisy Farm Limited Partnership.
6.      Warrant to purchase 1,680,000 shares.
7. Warrant to purchase 156,574.31 shares of Class B common stock and 144,725.44 shares of Series A preferred stock.

        In connection with the recapitalization and the merger of DRI Acquisition with and into the Company on March 14, 2001, the Company cancelled a warrant previously issued to World Equity Partners, L.P. and issued to them a new warrant to purchase 156,574.31 shares of Class B Common Stock at an exercise price of $.00119 per share and 144,725.44 shares of preferred stock of the Company at an exercise price of $.01253 per share, subject to anti-dilution adjustments in some circumstances. World Equity Partners, L.P. may exercise the warrant at any time through July 31, 2004. The warrant is attached hereto as
Exhibit 10.22 and the terms of the warrant are incorporated herein by reference.

        Also in connection with the recapitalization and the Merger, the Company executed the Securities Holders Agreement with DRI Acquisition, Court Square, DRI Group LLC, World Equity Partners, L.P., Thomas J. Snyder, J. Timothy Gargaro, Joseph P. Felicelli, Richard L. and Sandra Stanley, Susan E. Goldy, Roderick English, Patrick C. Mobouck, Richard Keister, Daisy Farm Limited Partnership, the James R. Gerrity Living Trust dated March 6, 1990 and the
Susan Gerrity Living Trust dated March 6, 1990. The Securities Holders Agreement is attached hereto as Exhibit 10.8 and the terms of the Securities Holders Agreement are incorporated herein by reference. In the descriptions of the Securities Holders Agreement, Preferred Stockholders Agreement and Registration Rights Agreement that follow, each of the parties, other than the Company, are sometimes referred to as the "Company's stockholders."

        According to the Securities Holders Agreement, so long as Court Square owns at least 5% of the common stock outstanding, Court Square has the right to designate observers to attend meetings of the Company's Board of Directors. The Securities Holders Agreement contains provisions which, with certain exceptions, restrict the ability of the Company's stockholders to transfer any of the common stock or preferred stock. If holders of at least 50% of the Company's common stock approve the sale of the Company, each Company stockholder has agreed to consent to the sale and, if the sale includes the sale of stock, each Company stockholder has agreed to sell all of such stockholder's common stock on the terms and conditions approved by holders of a majority of the common stock then outstanding. Subject to some limitations, none of Court Square, World Equity Partners, L.P. or DRI Group LLC may sell any of their shares of common stock without offering the other Company stockholders a pro rata opportunity to participate in such sale.

        The Securities Holders Agreement also provides for certain additional restrictions on transfer of shares by the Company's stockholders, including the Company's right to repurchase certain shares from those stockholders employed by the Company, upon termination of such person's employment prior to 2006 at a formula price, and the grant of a right of first refusal in favor of the Company in the event such person elects to transfer its shares of common stock.

        The Company's stockholders also entered into a Preferred Stockholders Agreement (the "Preferred Stockholders Agreement") containing certain additional agreements among the Company's stockholders regarding the Company's preferred stock. Subject to some limitations, none of Court Square, World Equity Partners, L.P. or DRI Group LLC may sell any of their shares of preferred stock without offering the Company's stockholders a pro rata opportunity to participate in such sale. If holders of at least 50% of the common stock approve the sale of the Company, each Company stockholder has agreed to consent to the sale and, if the sale includes the sale of stock, each Company stockholder has agreed to sell all of such Company stockholder's preferred stock on the terms and conditions approved by holders of a majority of the Company's common stock then outstanding. The Preferred Stockholders Agreement is attached hereto as Exhibit
10.21 and the terms of the Preferred Stockholders Agreement are incorporated herein by reference.

        In connection with the foregoing, the Company and the Company's stockholders also entered into a Registration Rights Agreement. According to the Registration Rights Agreement, upon the written request of Court Square or World Equity Partners, L.P, the Company will prepare and file a registration statement with the Securities and Exchange Commission concerning the distribution of all or part of the shares held by such party and use its best efforts to cause such registration statement to become effective. If at any time the Company files a registration statement for common stock pursuant to a request by either Court Square or World Equity Partners or otherwise, the Company will allow the other parties to the Registration Rights Agreement to have their shares of common stock (or a portion of their shares under certain circumstances) included in the registered offering of the common stock. The Company is not bound by this requirement if it is filing a registration statement on Form S-8, Form S-4 or any similar form, a registration statement filed in connection with a share exchange or an offering solely to the Company's employees or existing stockholders, or a registration statement registering a unit offering. The Company will pay the registration expenses of the selling stockholders (other than underwriting commissions, brokerage fees and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder). The Registration Rights Agreement is attached hereto as Exhibit 10.9 and the terms of the Registration Rights Agreement are incorporated herein by reference.

Change of Control Agreements

        The Company executed certain change of control agreements with the following executive officers of the Company (the "Change of Control Agreements"): Mr. Snyder, Mr. Gargaro, Mr. Felicelli, Mr. Stanley, Ms. Goldy, Mr. English and Mr. Mobouck. The Change of Control Agreements entitle each of the eligible executive officers to receive certain payments and benefits upon the occurrence of a Change of Control (defined in the Change of Control Agreements) followed by a termination of the executive's employment within the two years immediately following the Change of Control under specified circumstances. In the case of Mr. Snyder, the total payment will be equal to $2,700,000, and he will be entitled to receive continuation of medical, dental and life insurance benefits until his sixty-fifth birthday. Each eligible executive officer other than Mr. Snyder will receive a payment of $1,000,000 (or if the termination occurs after the first two years following execution of the Change of Control Agreements, three times his or her average compensation in the three full calendar years immediately preceding the termination of employment) and continuation of medical, dental and life insurance benefits for a period of one year after the termination of employment with the Company.

        Payments and other benefit received by Mr. Snyder will be subject to gross-up tax treatment such that the Company will compensate Mr. Snyder for any excise taxes applicable to payments and other benefits received by him upon a Change of Control. Payments and other benefits received by the other eligible executives will be subject to cut-back treatment such that any payments or other benefits to be received by any of them will be reduced to a level which eliminates any excise taxes. Under certain circumstances, the present value of the payments and other benefits to be provided to the executives of the Company in connection with a Change of Control will not be deductible by the Company. The Change of Control Agreement between the Company and Mr. Snyder is filed as
Exhibit 10.23. The form of the Change of Control Agreement between the Company and each of Messrs. Gargaro, Felicelli, Stanley, English and Mobouck and Ms. Goldy is filed as Exhibit 10.24.

Amendments to Certain Benefit Plans

        As a condition to the execution of the Change of Control Agreements, the Company required the applicable executive officers to agree to certain amendments to the Company's benefit plans. The Company amended the definition of Change in Control in the Delco Remy International, Inc. Supplemental Executive Retirement Plan (the "Executive Retirement Plan") to conform the definition of Change in Control to the definition contained in the Change of Control Agreements. In addition, the Company amended the Executive Retirement Plan to provide that, upon a Change in Control, the Company will not be required to place any funds in trust unless the Board determines in good faith that the Change in Control or any related or contemplated financiing transaction will impair in any material respect the financial condition or creditworthiness of the Company or any other surviving successor or entity. The Company further amended the Executive Retirement Plan to remove the provision providing for accelerated vesting of benefits upon a Change in Control. All affected persons have consented to such amendments. Amendment Number Two to the Delco Remy International, Inc. Supplemental Executive Retirement Plan is filed as Exhibit 10.25.

Split Dollar Insurance Agreements

        The Company entered into Collateral Assignment Split-Dollar Insurance Agreements (the "Agreements"), effective as of August 1, 2000, with certain of its key management employees. The employees own the life insurance policies, however, they have assigned the policies to the Company as security for the repayment of premiums paid by the Company. The Company's interest in the cash value of the policy is equal to the premium paid by the Company, and the employees have a remaining interest in the cash value. If an employee dies while the collateral assignment is in place, the Company has a right to receive a portion of the death benefit equal to the amount of the premiums previously paid by the Company, with any excess payable to designated beneficiaries of the employee. Under the Agreements, the employee is provided with life insurance protection under a universal life insurance product (the "Policy"). The collateral assignment will terminate on the first to occur of the following events: (i) total cessation of the business of the Company, (ii) bankruptcy, receivership or dissolution of the Company, (iii) surrender or cancellation of the Policy by the employee, (iv) employee entering into Competition (as defined in the Agreements) with the Company or an Affiliated Employer (as defined in the Agreements, (v) the delivery by the employee of a written notice terminating the Agreement, (vi) death of the employee, (vii) termination of the employee's employment with the Company for Cause (as defined in the Agreements) or (viii) as of the date the employee turns 65 (a "Termination Event"). Upon the occurrence of a Termination Event other than death of an employee, the employee has an option to tender an amount equal to the amount of the premiums paid by the Company under the Agreements, and upon receipt of such repayment the Company will release the assignment of the Policy by the employee. Messrs Snyder, Gargaro, Felicelli, English and Stanley and Ms. Goldy are parties to the Agreements and have executed the amendments described herein.

        As a condition to execution of the Change of Control Agreements, the Company required the applicable executives to agree to amend the Agreements to conform the definition of Change in Control to the definition set forth in the Change of Control Agreements. The Company also amended the Agreements to provide that the Company's obligations to place substantial sums in trust for the benefit of the beneficiaries in connection with a Change in Control will be triggered only if the Board of Directors of the Company determines in good faith that the Change in Control or any related or contemplated financing transaction will impair in any material respect the financial condition or creditworthiness of the Company or any other surviving or successor entity. A form of Amendment Number One to the Collateral Assignment Split-Dollar Insurance Agreements executed by the Company and each of the applicable executives is filed as
Exhibit 10.26.

Employment Agreement

        The Company has entered into an Employment Agreement with Thomas J. Snyder which provides for his employment until 2001. Mr. Snyder's agreement will automatically extend for successive additional 12-month periods after July 2001 until notice by either the Company or Mr. Snyder. Mr. Snyder receives an annual base salary of $350,000, subject to merit increases as determined by the Board of Directors, plus annual performance bonuses as determined by the Board of Directors. The agreement provides that the executive may not engage in any business competitive with the Company while employed by the Company and for a period of one year thereafter.

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

3.   Exhibits

     The following exhibits have been filed as part of this report in response to Item 14(c) of Form 10-K:

(1) 2.1 Agreement and Plan of Merger dated as of February 7, 2001 by and among Court Square Capital Limited, DRI Acquisition LLC and the Company

     2.2  Amendment No. 1 to Agreement and Plan of Merger

     3.1  Amended and Restated Certificate of Incorporation

     3.2  By-laws of the Company

(2) 4.1 Indenture, dated as of August 1, 1996, among the Company, certain of the Company's subsidiaries signatories thereto and National City Bank of Indiana, as trustee

(6) 4.2 Indenture governing 8 5/8% Senior Notes Due 2007 among the Company, the Subsidiary Guarantors and United States Trust Company of New York, as trustee, dated December 22, 1997

(5)* 10.1 Light Duty Starter Motor Supply Agreement, dated July 31, 1994, by and between Delco Remy America, Inc. ("DRA") and General Motors Corporation ("GM")

(5) 10.2 Heavy Duty Component Supply Agreement, dated July 31, 1994, by and between DRA and GM

(5) 10.3 Distribution and Supply Agreement, dated July 31, 1994, by and between DRA and GM

(2) 10.4 Trademark License, dated July 31, 1994, by and among DRA, DR International, Inc. and GM

(2) 10.5 Tradename License Agreement, dated July 31, 1994, by and among DRA, DR International, Inc. and GM

(2) 10.6 Partnership Agreement of Delco Remy Mexico S. de R.L. de C.V., dated April 17, 1997

(3)   10.7 Joint Venture Agreement, dated , by and between Remy Korea Holdings,
           Inc. and S.C. Kim

      10.8 Securities Transfer, Recapitalization and Holders Agreement dated March 14, 2001 by and among the Company, DRI Acquisition Corporation, Court Square Capital Limited, World Equity Partners, L.P., DRI Group LLC and the Continuing Investors named therein

      10.9 Registration Rights Agreement dated March 14, 2001 by and among the Company, Court Square Capital Limited, World Equity Partners, L.P., DRI Group LLC and the Continuing Investors named therein

(4)  10.10 Employment Agreement, dated July 31, 1994, by and between Delco Remy
           International, Inc. and Thomas J. Snyder

(5)  10.11 Form of Fourth Amended and Restated Financing Agreement, dated as of
           December 16, 1997, among the Company, certain of the Company's subsidiaries signatories thereto and Bank One, Indianapolis, National Association, The CIT Group/Business Credit, Inc.

(5)  10.13 8% Subordinated Debenture of DRA, due July 31, 2004 in favor of GM

(2)  10.14 Contingent Purchase Price Note of DRA, in favor of GM, dated July,
           31, 1994

(3)  10.15 Lease by and between ANDRA L.L.L. and DRA, dated February 9, 1995

(3)  10.16 Lease by and between Eagle I L.L.C. and DRA, dated August 11, 1995

(8)  10.20 Starter Motor Pricing Agreement, dated March 17, 1999, by and between
           DRA and GM ("Pricing Adjustment Agreement").

     10.21 Preferred Stockholders Agreement dated March 14, 2001 by and among Court Square Capital Limited, World Equity Partners, L.P., DRI Group LLC and the Continuing Investors named therein

     10.22 Stock Purchase Warrant dated March 14, 2001 issued by the Company to World Equity Partners, L.P.

(10) 10.23 Letter Agreement by and between the Company and Thomas J. Snyder, dated as of February 6, 2001

(11) 10.24 Form of Letter Agreement by and between the Company and each of J.
           Timothy Gargaro, Joseph P. Felicelli, Richard L. Stanley, Susan E. Goldy, Roderick English and Patrick Mobouck, each dated as of February 6, 2001

(12) 10.25 Amendment Number Two to the Delco Remy International, Inc.
           Supplemental Executive Retirement Plan, dated as of February 6, 2001

(13) 10.26 Form of Amendment Number Two to the Collateral Assignment Split-
           Dollar Insurance Agreement by and between the Company and each of Thomas J. Snyder, J. Timothy Gargaro, Joseph P. Felicelli, Richard L. Stanley, Susan E. Goldy and Roderick English

     23.1  Consent of Ernst & Young LLP

     21    Subsidiaries of the Registrant

(9)  99.1  Supplement to the Offer to Purchase
-------------------------------------------------------------------------------
     * Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(1) Incorporated by reference to Exhibit (a)(8) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

(2) Incorporated by reference to the Exhibit of the same number to the Registration Statement on Form S-1 previously filed by the Company on October 10, 1997, registering the issuance of the Company's Class A Common Stock, par value $.01 per share (the "Equity Registration Statement")

(3) Incorporated by reference to the Exhibit of the same number to Amendment No. 1 to the Equity Registration Statement which was filed by the Company on October 22, 1997

(4) Incorporated by reference to the Exhibit of the same number to Amendment No. 2 to the Equity Registration Statement which was filed by the Company on November 21, 1997

(5) Incorporated by reference to the Exhibit of the same number to Amendment No. 3 to the Equity Registration Statement which was filed by the Company on November 26, 1997

(6) Incorporated by reference to the Exhibit of the same number to Amendment No. 4 to the Equity Registration Statement which was filed by the Company on December 8, 1997

(7) Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended January 31, 1998

(8) Incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended July 13, 1999

(9) Incorporated by reference to Exhibit (a)(1)(I) to Amendment No. 3 to Transition Statement filed on Schedule 13E-3 on February 9, 2001.

(10) Incorporated by reference to Exhibit (e)(4) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001.

(11) Incorporated by reference to Exhibit (e)(5) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001.

(12) Incorporated by reference to Exhibit (e)(6) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001.

(13) Incorporated by reference to Exhibit (e)(7) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001.

(b) The Company filed the following report on Form 8-K during the transition period ended December 31, 2000.

          Current report regarding change of the Company's fiscal year end to December 31, together with unaudited pro forma historical financial information, dated September 29, 2000.

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

                                                    Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:  /S/ Harold K. Sperlich              By:  /S/ Thomas J. Snyder
     -------------------------                ----------------------------------
     Harold K. Sperlich                       Thomas J. Snyder
     Chairman of the Board                    President, Chief Executive Officer
                                              and Director
                                              (Principal Executive Officer)

By:  /S/ J. Timothy Gargaro              By:  /S/ Richard L. Reinhart
     -------------------------                ----------------------------------
     J. Timothy Gargaro                       Richard L. Reinhart
     Senior Vice President                    Vice President and Controller
     and Chief Financial Officer              (Principal Accounting Officer)
     (Principal Financial Officer)

By:  /S/ E.H. Billig
     -------------------------
     E.H. Billig
     Vice Chairman of the
     Board of Directors                  Date: March 30, 2001

By:  /S/ Richard M. Cashin, Jr
     -------------------------
     Richard M. Cashin, Jr.
     Director

By:  /S/ Michael A. Delaney
     -------------------------
     Michael A. Delaney
     Director

By:  /S/ James R. Gerrity
     -------------------------
     James R. Gerrity
     Director

By:  /S/ Robert J. Schultz
     -------------------------
     Robert J. Schultz
     Director

By:  /S/ Joseph M. Silvestri
     -------------------------
     Joseph M. Silvestri
     Director