Form 10-Q
period 2001-03-31
DELCO REMY INTERNATIONAL INC
filed 2001-05-15
CIK 1046859

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


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001        COMMISSION FILE NO. 1-13683


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

Yes X                                                       No _
    -

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                             Number of common shares outstanding
                  Class                               as of May 7, 2001
          ----------------------             -----------------------------------

          Common Stock - Class A                                 1,000
          Common Stock - Class B                               350,187.63
          Common Stock - Class C                             2,019,387.42

================================================================================

                Delco Remy International, Inc. and Subsidiaries

                                     INDEX

PART I    FINANCIAL INFORMATION                                                         Page
          Item 1      Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheets..........................     3

                      Condensed Consolidated Statements of Operations................     4

                      Condensed Consolidated Statements of Cash Flows................     5

                      Notes to Condensed Consolidated Financial Statements...........     6

          Item 2      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations..........................................    16

PART II   OTHER INFORMATION

          Item 5      Other Information..............................................    19

          Item 6      Exhibits and Reports on Form 8-K...............................    19

SIGNATURES            ...............................................................    20

                         PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                Delco Remy International, Inc. and Subsidiaries
                                  (Unaudited)

                                                                                March 31,                        December 31,
                                                                                  2001                               2000
                                                                      ---------------------------        ---------------------------
                                                                                        (in thousands)
Assets
Current assets:
 Cash and cash equivalents                                                       $ 14,398                           $ 24,380
 Trade accounts receivable, net                                                   188,909                            173,466
 Other receivables                                                                 16,887                             16,205
 Inventories                                                                      300,857                            293,824
 Deferred income taxes                                                             16,383                             16,539
 Other current assets                                                              11,157                              8,909
                                                                      ---------------------------        ---------------------------
Total current assets                                                              548,591                            533,323

Property and equipment                                                            306,302                            305,583
Less accumulated depreciation                                                     111,857                            105,743
                                                                      ---------------------------        ---------------------------
 Property and equipment, net                                                      194,445                            199,840

Deferred financing costs                                                            8,251                              8,694
Goodwill (net of accumulated amortization)                                        168,503                            169,238
Investments in joint ventures                                                       8,962                              7,016
Other assets                                                                        7,121                              6,359
                                                                      ---------------------------        ---------------------------

 Total assets                                                                    $935,873                           $924,470
                                                                      ===========================        ===========================

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                                $155,979                           $156,075
 Accrued interest payable                                                           7,880                              9,133
 Accrued non-recurring charges                                                      7,977                              7,692
 Other liabilities and accrued expenses                                            43,148                             33,790
 Current debt                                                                       7,583                              8,107
                                                                      ---------------------------        ---------------------------
Total current liabilities                                                         222,567                            214,797


Deferred income taxes                                                               9,981                             10,155
Long-term debt, less current portion                                              528,646                            519,284
Post-retirement benefits other than pensions                                       23,723                             22,794
Accrued pension benefits                                                            4,860                              4,424
Other noncurrent liabilities                                                        4,897                              3,884
Commitments and contingencies
Minority interest in subsidiaries                                                  28,497                             28,014

Stockholders' equity:
 Preferred stock - Series A                                                            21                                 --
 Common stock:
   Class A shares                                                                      --                                182
   Class B shares                                                                       1                                 63
   Class C shares                                                                       2                                 --
 Paid-in capital                                                                  231,752                            104,176
 Retained earnings (deficit)                                                      (94,962)                            34,269
 Accumulated other comprehensive loss                                             (24,112)                           (17,236)
 Stock purchase plan                                                                   --                               (336)
                                                                      ---------------------------        ---------------------------
Total stockholders' equity                                                        112,702                            121,118
                                                                      ---------------------------        ---------------------------

 Total liabilities and stockholders' equity                                      $935,873                           $924,470
                                                                      ===========================        ===========================

           See Notes to Condensed Consolidated Financial Statements

                Condensed Consolidated Statements of Operations
                Delco Remy International, Inc. and Subsidiaries
                                  (Unaudited)

                                                                                   Three-Month Period
                                                                                     Ended March 31
                                                                      ----------------------------------------------
                                                                              2001                     2000
                                                                      ---------------------    ---------------------
                                                                                      (in thousands)
Net sales                                                                   $261,663                 $276,115
Cost of goods sold                                                           213,376                  214,614
                                                                      ---------------------    ---------------------

Gross profit                                                                  48,287                   61,501
Selling, general and administrative expenses                                  28,140                   27,552
Amortization of goodwill and intangibles                                       1,289                    1,445
                                                                      ---------------------    ---------------------

Operating income                                                              18,858                   32,504
Interest expense                                                             (13,294)                 (11,103)
Other non-operating expense                                                   (5,087)                    (387)
                                                                      ---------------------    ---------------------

Income before income taxes, minority interest in income of                                             21,014
 subsidiaries and loss from unconsolidated joint ventures                        477
Income taxes                                                                     152                    7,868
Minority interest in income of subsidiaries                                   (1,822)                  (1,717)
Loss from unconsolidated joint ventures                                         (391)                     (28)
                                                                      ---------------------    ---------------------

Net income (loss)                                                           $ (1,888)                $ 11,401
                                                                      =====================    =====================

           See Notes to Condensed Consolidated Financial Statements

                Condensed Consolidated Statements of Cash Flows
                Delco Remy International, Inc. and Subsidiaries
                                  (Unaudited)

                                                                                 Three-Month Period
                                                                                   Ended March 31
                                                                      ---------------------------------------
                                                                             2001                   2000
                                                                      ----------------       ----------------
                                                                                  (in thousands)
Operating activities:
Net income (loss)                                                          $ (1,888)              $ 11,401
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
 Depreciation                                                                 7,003                  7,128
 Amortization                                                                 1,289                  1,445
 Changes in operating assets and liabilities, net of
  acquisitions:
   Accounts receivable                                                      (15,443)                13,064
   Inventories                                                               (3,269)               (16,618)
   Accounts payable                                                             (96)                 7,211
   Other current assets and liabilities                                       3,555                 (4,706)
   Cash payments for non-recurring charges                                     (755)                  (567)
   Other non-current assets and liabilities, net                             (1,885)                   846
                                                                      ----------------       ----------------

Net cash provided by (used in) operating activities                         (11,489)                19,204

Investing activities:
Acquisitions, net of cash acquired                                           (2,479)               (61,238)
Purchases of property and equipment                                          (3,458)                (7,163)
                                                                      ----------------       ----------------

Net cash used in investing activities                                        (5,937)               (68,401)

Financing activities:
Net borrowings under revolving line of credit and other                       8,838                 55,661
Distributions to minority interests                                            (762)                    --
                                                                      ----------------       ----------------

Net cash provided by financing activities                                     8,076                 55,661
Effect of exchange rate changes on cash                                        (632)                    --
                                                                      ----------------       ----------------

Net increase (decrease) in cash and cash equivalents                         (9,982)                 6,464
Cash and cash equivalents at beginning of period                             24,380                 11,362
                                                                      ----------------       ----------------

Cash and cash equivalents at end of period                                 $ 14,398               $ 17,826
                                                                      ================       ================

           See Notes to Condensed Consolidated Financial Statements

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 (dollars in thousands, except per share data)


1.  Basis of Presentation

Effective in the fourth quarter of calendar year 2000, the Company changed its fiscal year from July 31 to December 31. Any references to "fiscal year" are to years ending July 31. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year's presentation. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the five-month transition period ended December 31, 2000 and the three fiscal years ended July 31, 2000.

2.  Going Private Transaction

On February 7, 2001, the Company agreed to a going private transaction with its largest stockholder, Court Square Limited ("Court Square"), pursuant to which Court Square made a cash tender offer for all of the Company's common stock not owned by it. Following completion of the tender offer on February 23, 2001, DRI Acquisition LLC, an affiliate of Court Square, merged with the Company and all remaining common stock not owned by Court Square was eliminated and converted into the right to receive the merger consideration of $9.50 per share. Following completion of the merger on March 14, 2001, the New York Stock Exchange delisted the Company's common stock and the Company terminated the registration of its common stock under the Exchange Act. For financial accounting purposes the transaction is treated as a leveraged recapitalization whereby the assets are not revalued and the excess purchase price of the redeemed shares over the par value and paid in capital of the shares ($127,343) has been charged to the Company's retained earnings.

Stockholders' equity at March 31, 2001 reflects the Company's equity subsequent the above transactions and the paid in capital includes $209,234 attributable to the preferred stock - Series A with liquidation value of $100.00 per share.

3.    Acquisition

On February 12, 2001, the Company acquired the assets of XL Component Distribution Limited ("XL") for approximately $2,400. XL, headquartered in Droitwich, Worcestershire, England, is involved in the remanufacturing, packaging and distribution of steering racks, brake calipers, ignition distributors, ignition leads, transmission components and rotating electrics. Goodwill of approximately $1,300 recorded in connection with the acquisition is being amortized over 20 years. Pro forma consolidated financial information has not been presented because the effect on consolidated results would not be material.

4.  Additional Balance Sheet Information

                                                                    March 31,                December 31,
     Inventory:                                                       2001                      2000
                                                              --------------------      --------------------
     Raw material                                                   $162,523                  $154,550
     Work-in-process                                                  52,150                    51,668
     Finished goods                                                   86,184                    87,606
                                                              --------------------      --------------------

     Total                                                          $300,857                  $293,824
                                                              ====================      ====================

5.  Accumulated Other Comprehensive Loss

The Company's other comprehensive loss consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency instruments and interest rate swaps. The before tax loss, related income tax benefit and accumulated balance are as follows:

                                Foreign Currency
                                   Translation           Unrealized Losses on       Unrealized Losses on         Accumulated Other
                                   Adjustment               Currency Hedges          Interest Rate Swaps        Comprehensive Loss
                            ----------------------     ----------------------     ----------------------     ----------------------
Balance at December 31, 2000       $(12,584)                   $(3,629)                   $(1,023)                  $(17,236)
 Before tax                          (8,187)                      (499)                    (1,643)                   (10,329)
 Income tax effect                   (2,620)                      (119)                      (714)                    (3,453)
                            ----------------------     ----------------------     ----------------------     ----------------------
 Other comprehensive loss            (5,567)                      (380)                      (929)                    (6,876)
                            ----------------------     ----------------------     ----------------------     ----------------------
Balance at March 31, 2001          $(18,151)                   $(4,009)                   $(1,952)                  $(24,112)
                            ======================     ======================     ======================     ======================

6. Non-Recurring Charges

In May 2000, the Company completed plans for the realignment of certain manufacturing facilities in the United States, Canada and the United Kingdom. A one-time charge of $35,222 was recorded in June 2000 for the estimated cost of the plan. The reserve included $27,098 for the estimated cost of various voluntary and involuntary employee separation programs associated with the resulting workforce reductions. A total of $5,011 was paid in fiscal year 2000, $15,961 was paid in the five months ended December 31, 2000 and $3,100, $2,842 and $184 are estimated to be paid in the calendar years 2001, 2002 and 2003, respectively. The reserve also includes $8,124, net of salvage value, for the write-down of certain production assets which will no longer be used as a result of the realignment. Additionally, reserves of $1,050 and $1,221 were established in connection with the acquisition of Elmot in March 2000 and XL in February 2001, respectively.

The following table summarizes the reserve for non-recurring charges:

                                                  Termination
                                                   Benefits           Exit/Impairment Costs            Total
                                              ------------------     ----------------------     ------------------
Reserve at December 31, 2000                        $7,362                       $330                 $7,692
Payments and charges in the three-month               (927)
 period ended March 31, 2001                                                       (9)                  (936)

Reserve established in acquisition of
 business                                              846                        375                  1,221
                                             ------------------     ----------------------     ------------------
Reserve at March 31, 2001                           $7,281                       $696                 $7,977
                                             ==================     ======================     ==================

7.   Subsequent Event

On April 26, 2001, the Company issued $165,000 of 11.00% senior subordinated debt due May 1, 2009 (the "Notes"). Net proceeds (after discounts, commissions and expenses) of approximately $156,000 were used to retire the GM Subordinated Debenture of $18,951 including accrued interest and repay approximately $137,000 outstanding under the Company's Senior Credit Facility.

Interest on the Notes will accrue at 11.00% per annum and will be payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2001.

The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2005, at the redemption prices set forth in the note agreement plus accrued and unpaid interest, if any, to the date of redemption.

The Notes are unsecured senior subordinated obligations of the Company. As such, they are subordinated in right of payment to all existing and future senior indebtedness of the Company and are senior in right of payment to any future subordinated obligations of the Company. The Notes are guaranteed by each subsidiary guarantor and are subject to registration with the SEC.

The following table sets forth the consolidated capitalization of the Company as of March 31, 2001, on an actual basis and adjusted to give effect to the issuance of the Notes and application of the proceeds.


                                                                                          March 31, 2001
                                                                              ------------------------------------
                                                                                   Actual             Pro Forma
                                                                              ---------------     ----------------
Debt:
           Senior Credit Facility                                                    $193,438             $ 56,354
           8% Subordinated Debenture                                                   18,916                    -
           8 5/8% Senior Notes Due 2007                                               145,000              145,000
           Other Senior Debt and Capitalized Leases                                    38,875               38,875
           10 5/8% Senior                                                             140,000              140,000
           11% Senior Subordinated Notes Due 2009                                           -              162,852
                                                                              ---------------     ----------------

               Total Debt                                                             536,229              543,081

 Stockholders' Equity                                                                 112,702              113,372
                                                                              ---------------     ----------------
 Total Capitalization                                                                $648,931             $656,453
                                                                              ===============     ================

The Company will record an extraordinary gain of approximately $670 after tax on the early retirement of the GM subordinated Debenture in the second quarter.

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

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at March 31, 2001 and December 31, 2000 and for the three- month periods ended March 31, 2001 and 2000.

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

The following table sets forth the Guarantor and direct Non-Guarantor
Subsidiaries:

             Guarantor Subsidiaries                              Non-Guarantor Subsidiaries
-----------------------------------------------------------------------------------------------------------
Delco Remy America, Inc.                           Delco Remy Hungary RT (formerly Autovill RT Ltd.)
Nabco, Inc.                                        Power Investments Canada Ltd.
The A&B Group, Inc.                                Delco Remy UK Limited
A&B Enterprises, Inc.                              Delco Remy International (Europe) GmbH
Dalex, Inc.                                        Remy India Holdings, Inc.
A&B Cores, Inc.                                    Remy Korea Holdings, Inc.
R&L Tool Company, Inc.                             Alberta Ltd.
MCA, Inc. of Mississippi                           World Wide Automotive Distributors, Inc.
Power Investments, Inc.                            Kraftube, Inc.
Franklin Power Products, Inc.                      Tractech (Ireland) Ltd.
International Fuel Systems, Inc.                   Central Precision Limited
Power Investments Marine, Inc.                     Electro Diesel Rebuild BVBA
Marine Corporation of America                      Electro Rebuild Tunisia S.A.R.L. (Tunisia)
Powrbilt Products, Inc.                            Delco Remy Mexico, S. de R.L. de C.V.
World Wide Automotive, Inc.                        Publitech, Inc.
Ballantrae Corporation                             Delco Remy Brazil, Ltda.
Tractech, Inc.                                     Western Reman Ltd.
Williams Technologies, Inc.                        Engine Rebuilders Ltd.
Western Reman, Inc.                                Reman Transport Ltd.
Engine Master, L.P.                                Delco Remy Remanufacturing
M & M Knopf Auto Parts, Inc.                       Delco Remy Germany GmbH
Reman Holdings, Inc.                               Remy Componentes S. de R. L. de C. V.
Remy International, Inc.                           Delco Remy Belgium BVBA
                                                   Magnum Power Products, LLC
                                                   Elmot-DR, Sp.z.o.o.
                                                   XL Component Distribution Ltd.
------------------------------------------------------------------------------------------------------------

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations
                For the Three Month Period Ended March 31, 2001
                                  (Unaudited)

                                                           Delco Remy
                                                       International Inc.                    Non-
                                                            (Parent        Subsidiary      Guarantor
                                                         Company Only)     Guarantors    Subsidiaries   Eliminations    Consolidated
                                                       ------------------  ----------    ------------  ---------------  ------------
Net sales                                                    $      -       $265,618      $106,046     $  (110,001)(a)  $   261,663
Cost of goods sold                                                  -        232,820        90,557        (110,001)(a)      213,376
                                                       ------------------  ----------    ------------  ---------------  ------------

Gross profit                                                        -         32,798        15,489               -           48,287

Selling, general and administrative expenses                    4,482         16,035         7,623               -           28,140
Amortization of goodwill and intangibles                            -          1,138           151               -            1,289
                                                       ------------------  ----------    ------------  ---------------  ------------

Operating income (loss)                                        (4,482)        15,625         7,715               -           18,858
Interest expense                                               (8,709)        (4,378)         (207)              -          (13,294)
Other non-operating expenses                                        -         (6,335)        1,248               -           (5,087)
                                                       ------------------  ----------    ------------  ---------------  ------------

Income (loss) before income taxes, minority interest
 in income of subsidiaries, loss from unconsolidated
 joint ventures and equity in earnings of subsidiaries        (13,191)         4,912         8,756               -              477
Income taxes (benefit)                                         (5,380)         4,528         1,004               -              152
Minority interest in income of subsidiaries                         -           (853)         (969)              -           (1,822)
(Loss) income from unconsolidated joint ventures                    -           (309)          (82)              -             (391)
Equity in earnings of subsidiaries                              5,923              -             -          (5,923)(b)            -
                                                       ------------------  ----------    ------------  ---------------  ------------

Net income (loss)                                            $ (1,888)      $   (778)     $  6,701     $    (5,923)     $    (1,888)
                                                       ==================  ==========    ============  ===============  ============

_______________________________________________________________________________
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income of consolidated subsidiaries.

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations
                For the Three Month Period Ended March 31, 2000
                                  (Unaudited)

                                                           Delco Remy
                                                       International Inc.                    Non-
                                                            (Parent         Subsidiary     Guarantor
                                                        Company Only)       Guarantors    Subsidiaries  Eliminations   Consolidated
                                                       ------------------   -----------   ------------  -------------  ------------
Net sales                                                  $      -           $280,206     $97,627      $(101,718)(a)     $ 276,115
Cost of goods sold                                                -            235,750      80,582       (101,718)(a)       214,614
                                                       ------------------   -----------   ------------  -------------  ------------
Gross profit                                                      -             44,456      17,045              -            61,501
Selling, general and administrative expenses                  3,067             16,425       8,060              -            27,552
Amortization of goodwill and intangibles                         16              1,278         151              -             1,445
                                                       ------------------   -----------   ------------  -------------  ------------

Operating income (loss)                                      (3,083)            26,753       8,834              -            32,504
Interest expense                                             (7,237)            (3,634)       (232)             -           (11,103)
Other non-operating expense                                       -                  -        (387)             -              (387)
                                                       ------------------   -----------   ------------  -------------  ------------

Income (loss) before income taxes, minority interest
 in income of subsidiaries, loss from unconsolidated
 joint ventures and equity in earnings of subsidiaries      (10,320)            23,119       8,215              -            21,014
Income taxes (benefit)                                       (2,575)             8,951       1,492              -             7,868
Minority interest in income of subsidiaries                       -               (689)     (1,028)             -            (1,717)
Loss from unconsolidated joint ventures                           -                  -         (28)             -               (28)
Equity in earnings of subsidiaries                           19,146                  -           -        (19,146)(b)             -
                                                       ------------------   -----------   ------------  -------------  ------------

Net income (loss)                                          $ 11,401           $ 13,479     $ 5,667      $ (19,146)        $  11,401
                                                       ==================   ===========   ============  =============  ============

____________________________________________________________________________
(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income of consolidated subsidiaries.

                Delco Remy International, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheet
                                 March 31, 2001
                                  (Unaudited)

                                                        Delco Remy
                                                    International Inc.                     Non-
                                                         (Parent          Subsidiary     Guarantor
                                                      Company Only)       Guarantors   Subsidiaries     Eliminations    Consolidated
                                                 ---------------------    ----------   ------------     ------------    ------------
Assets

Current assets:
  Cash and cash equivalents                                 $      -        $  6,158    $  8,240        $       -          $ 14,398
  Trade accounts receivable, net                                   -         158,394      30,515                -           188,909
  Other receivables                                                -           9,491       7,396                -            16,887
  Inventories                                                      -         251,595      51,967           (2,705)(c)       300,857
  Deferred income taxes                                       13,774              41       2,568                -            16,383
  Other current assets                                         3,691           3,322       4,144                -            11,157
                                                 ---------------------    ----------   ------------     ------------    ------------

Total current assets                                          17,465         429,001     104,830           (2,705)          548,591
                                                                                                                                  -
Property and equipment                                            40         219,413      86,849                -           306,302
Less accumulated depreciation                                     21          95,473      16,363                -           111,857
                                                 ---------------------    ----------   ------------     ------------    ------------

  Property and equipment, net                                     19         123,940      70,486                -           194,445

Deferred financing costs                                       6,533           1,718           -                -             8,251
Goodwill, net                                                      -         146,060      22,443                -           168,503
Investments in affiliates                                    523,536               -           -         (514,574)(a)         8,962
Other assets                                                     826           2,364       3,931                -             7,121
                                                 ---------------------    ----------   ------------     ------------    ------------
  Total assets                                              $548,379        $703,083    $201,690        $(517,279)         $935,873
                                                 =====================    ==========   ============     ============    ============
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                          $  4,814        $115,619    $ 35,546        $       -          $155,979
  Intercompany accounts                                       97,208         (75,684)    (20,923)            (601)(c)             -
  Accrued interest payable                                     6,119           1,498         263                -             7,880
  Accrued non-recurring charges                                    -           7,470         507                -             7,977
  Other liabilities and accrued expenses                       7,115          23,073      12,960                -            43,148
  Current debt                                                     -           1,564       6,019                -             7,583
                                                 ---------------------    ----------   ------------     ------------    ------------
Total current liabilities                                    115,256          73,540      34,372             (601)          222,567

Deferred income taxes                                         11,012               -      (1,031)               -             9,981
Long-term debt, less current portion                         285,000         230,127      13,519                -           528,646
Post-retirement benefits other than pensions                       -          23,723           -                -            23,723
Accrued pension benefits                                           -           4,124         736                -             4,860
Other non-current liabilities                                  2,249           1,478       1,170                -             4,897
Minority interest in subsidiaries                                  -          12,208      16,289                -            28,497

Stockholders' equity:
  Preferred stock - Series A                                      21                                                             21
  Common stock:
      Class A shares                                               -               -           -                -                 -
      Class B shares                                               1               -           -                -                 1
      Class C shares                                               2                                                              2
  Paid-in capital                                            231,752               -           -                -           231,752
  Subsidiary investment                                            -         266,000      94,964         (360,964)(a)             -
  Retained earnings (deficit)                                (94,962)         91,883      63,831         (155,714)(b)       (94,962)
  Accumulated other comprehensive loss                        (1,952)              -     (22,160)               -           (24,112)
  Stock purchase plan                                              -               -           -                -                 -
                                                 ---------------------    ----------   ------------     ------------    ------------
Total stockholders' equity                                   134,862         357,883     136,635         (516,678)          112,702
                                                 ---------------------    ----------   ------------     ------------    ------------
Total liabilities and stockholders' equity                  $548,379        $703,083    $201,690        $(517,279)         $935,873
                                                 =====================    ==========   ============     ============    ============

______________________________________________________________________
(a)  Elimination of investments in subsidiaries.
(b)  Elimination of investments in subsidiaries' earnings.
(c)  Elimination of intercompany profit in inventory.

                Delco Remy International, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheet
                               December 31, 2000

                                                            Delco Remy
                                                        International Inc.                  Non-
                                                             (Parent        Subsidiary   Guarantor
                                                          Company Only)     Guarantors  Subsidiaries    Eliminations    Consolidated
                                                        ------------------  ----------  ------------    ------------    ------------
Assets

Current assets:
  Cash and cash equivalents                             $         -         $   (256)     $ 24,636       $       -       $  24,380
  Trade accounts receivable, net                                  -          141,028        32,438               -         173,466
  Other receivables                                               -            9,886         6,319               -          16,205
  Inventories                                                     -          243,410        52,465          (2,051)(c)     293,824
  Deferred income taxes                                      14,256                -         2,283               -          16,539
  Other current assets                                        2,667            2,694         3,548               -           8,909
                                                        -----------         --------      --------       ---------       ---------

Total current assets                                         16,923          396,762       121,689          (2,051)        533,323

Property and equipment                                           40          217,644        87,899               -         305,583
Less accumulated depreciation                                    40           90,536        15,167               -         105,743
                                                        -----------         --------      --------       ---------       ---------

  Property and equipment, net                                     -          127,108        72,732               -         199,840

Deferred financing costs                                      6,806            1,888             -               -           8,694
Goodwill, net                                                     -          146,163        23,075               -         169,238
Investments in affiliates                                   515,616                -             -        (508,600)(a)       7,016
Other assets                                                    770            3,087         2,502               -           6,359
                                                        -----------         --------      --------       ---------       ---------

  Total assets                                          $   540,115         $675,008      $219,998       $(510,651)      $ 924,470
                                                        ===========         ========      ========       =========       =========

Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                      $       965         $109,727      $ 45,383       $       -       $ 156,075
  Intercompany accounts                                      90,427          (81,466)       (8,360)           (601)(c)           -
  Accrued interest payable                                    6,719              919         1,495               -           9,133
  Accrued non-recurring charges                                   -            6,798           894               -           7,692
  Other liabilities and accrued expenses                      5,256           20,623         7,911               -          33,790
  Current debt                                                    -            1,526         6,581               -           8,107
                                                        -----------         --------      --------       ---------       ---------

Total current liabilities                                   103,367           58,127        53,904            (601)        214,797

Deferred income taxes                                        12,209                -        (2,054)              -          10,155
Long-term debt, less current portion                        285,000          219,266        15,018               -         519,284
Post-retirement benefits other than pensions                      -           22,794             -               -          22,794
Accrued pension benefits                                          -            3,751           673               -           4,424
Other non-current liabilities                                 2,208              971           705               -           3,884
Minority interest in subsidiaries                                 -           11,351        16,663               -          28,014

Stockholders' equity:
  Common stock:
   Class A shares                                               182                -             -               -             182
   Class B shares                                                63                -             -               -              63
  Paid-in capital                                           104,176                -             -               -         104,176
  Subsidiary investment                                           -          266,087        94,172        (360,259)(a)           -
  Retained earnings                                          34,269           92,661        57,130        (149,791)(b)      34,269
  Accumulated other comprehensive loss                       (1,023)               -       (16,213)              -         (17,236)
  Stock purchase plan                                          (336)               -             -               -            (336)
                                                        -----------         --------      --------       ---------       ---------

Total stockholders' equity                                  137,331          358,748       135,089        (510,050)        121,118
                                                        -----------         --------      --------       ---------       ---------

  Total liabilities and stockholders' equity            $   540,115         $675,008      $219,998       $(510,651)      $ 924,470
                                                        ===========         ========      ========       =========       =========

_________________________________________________________________
(a)  Elimination of investments in subsidiaries.
(b)  Elimination of investments in subsidiaries' earnings.
(c)  Elimination of intercompany profit in inventory.

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Cash Flows
                For the Three Month Period Ended March 31, 2001
                                  (Unaudited)

                                                            Delco Remy
                                                        International Inc.                  Non-
                                                             (Parent        Subsidiary   Guarantor
                                                          Company Only)     Guarantors  Subsidiaries    Eliminations    Consolidated
                                                        ------------------  ----------  ------------    ------------    ------------
Operating activities:
Net income (loss)                                           $  (1,888)      $   (778)     $  6,701      $  (5,923)(a)    $ (1,888)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation                                                      -          4,972         2,031              -           7,003
  Amortization                                                      -          1,138           151              -           1,289
  Equity in earnings of subsidiary                             (5,923)             -             -          5,923(a)            -
  Changes in operating assets and liabilities, net of
   acquisitions:
    Accounts receivable                                             -        (13,520)       (1,923)             -         (15,443)
    Inventories                                                     -         (3,262)           (7)             -          (3,269)
    Accounts payable                                            3,849          4,154        (8,099)             -             (96)
    Other current assets and liabilities                          716          2,997          (158)             -           3,555
    Intercompany accounts                                       4,752            711        (5,463)             -               -
    Cash payments for non-recurring charges                         -           (471)         (284)             -            (755)
    Other non-current assets and liabilities, net              (1,506)         1,722        (2,101)             -          (1,885)
                                                            ---------       --------      --------      ---------        --------

Net cash provided by (used in) operating activities                 -         (2,337)       (9,152)             -         (11,489)

Investing activities:
Acquisitions, net of cash acquired                                  -              -        (2,479)             -          (2,479)
Purchases of property and equipment                                 -         (2,149)       (1,309)             -          (3,458)
                                                            ---------       --------      --------      ---------        --------

Net cash used in investing activities                               -         (2,149)       (3,788)             -          (5,937)

Financing activities:
Net borrowings (repayments) under revolving line of
 credit and other                                                   -         10,900        (2,062)             -           8,838
Distributions to minority interests                                 -              -          (762)             -            (762)
                                                            ---------       --------      --------      ---------        --------

Net cash provided by (used in) financing activities                 -         10,900        (2,824)             -           8,076
Effect of exchange rate changes on cash                             -              -          (632)             -            (632)
                                                            ---------       --------      --------      ---------        --------

Net decrease in cash and cash equivalents                           -          6,414       (16,396)             -          (9,982)
Cash and cash equivalents at beginning of period                    -           (256)       24,636              -          24,380
                                                            ---------       --------      --------      ---------        --------

Cash and cash equivalents at end of period                  $       -       $  6,158      $  8,240      $       -        $ 14,398
                                                            =========       ========      ========      =========        ========

____________________________________________________________________
(a)  Elimination of equity in earnings of subsidiaries.

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Cash Flows
                For the Three Month Period Ended March 30, 2000
                                  (Unaudited)


                                                            Delco Remy
                                                        International Inc.                  Non-
                                                             (Parent        Subsidiary   Guarantor
                                                          Company Only)     Guarantors  Subsidiaries    Eliminations    Consolidated
                                                        ------------------  ----------  ------------    ------------    ------------
Operating activities:
Net income (loss)                                            $ 11,401        $ 13,479     $  5,667       $(19,146)        $ 11,401
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
 Depreciation                                                       -           5,199        1,929              -            7,128
 Amortization                                                      16           1,274          155              -            1,445
 Equity in earnings of subsidiaries                           (19,146)              -            -         19,146(a)             -
 Changes in operating assets and liabilities, net of
  acquisitions:
  Accounts receivable                                               -           5,199        7,865              -           13,064
  Inventories                                                       -         (13,040)      (3,578)             -          (16,618)
  Accounts payable                                                (47)          4,717        2,541              -            7,211
  Intercompany accounts                                        61,517         (72,961)      11,444              -                -
  Other current assets and liabilities                          7,135              69      (11,910)             -           (4,706)
  Cash payments for non-recurring charges                           -            (567)           -              -             (567)
  Other non-current assets and liabilities, net                  (144)          3,568       (2,578)             -              846
                                                             --------        --------     --------       --------         --------

Net cash provided by (used in) operating activities            60,732         (53,063)      11,535              -           19,204

Investing activities:
Acquisitions, net of cash acquired                            (60,732)              -         (506)             -          (61,238)
Purchases of property and equipment                                 -          (3,484)      (3,679)             -           (7,163)
                                                             --------        --------     --------       --------         --------

Net cash used in investing activities                         (60,732)         (3,484)      (4,185)             -          (68,401)

Financing activities:
Net borrowings under revolving line of credit and
 other                                                              -          56,989       (1,328)             -           55,661
                                                             --------        --------     --------       --------         --------

Net cash provided by financing activities                           -          56,989       (1,328)             -           55,661
Effect of exchange rate changes on cash                             -               -            -              -                -
                                                             --------        --------     --------       --------         --------

Net increase (decrease) in cash and cash equivalents                -             442        6,022              -            6,464
Cash and cash equivalents at beginning of period                    -            (111)      11,473              -           11,362
                                                             --------        --------     --------       --------         --------

Cash and cash equivalents at end of period                   $      -        $    331     $ 17,495       $      -         $ 17,826
                                                             ========        ========     ========       ========         ========

____________________________________________________________
(a)  Elimination of equity in earnings of subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                                                                For the Three Months
                                                                Ended March 31, 2001
                                                       ---------------------------------------
                                                              2001                  2000
                                                       -----------------     -----------------
(Thousands of Dollars)                                  Amount       %        Amount       %
                                                       --------    -----     --------    -----
Net sales                                              $261,663    100.0%    $276,115    100.0%
Cost of goods sold                                      213,376     81.5%     214,614     77.7%
                                                       --------    -----     --------    -----
Gross profit                                             48,287     18.5%      61,501     22.3%

Selling, general and administrative expenses             28,140     10.8%      27,552     10.0%
Amortization of goodwill and intangibles                  1,289      0.5%       1,445      0.5%
                                                       --------    -----     --------    -----
Operating income                                         18,858      7.2%      32,504     11.8%
Interest expense                                        (13,294)    (5.1)%    (11,103)    (4.0)%
Other non-operating expense                              (5,087)    (1.9)%       (387)    (0.1)%
                                                       --------    -----     --------    -----

Income before income taxes, minority interest in
 income of subsidiaries and loss from
 unconsolidated joint ventures                              477      0.2%      21,014      7.6%
Income tax expense                                          152      0.1%       7,868      2.8%
Minority interest in income of subsidiaries              (1,822)    (0.7)%     (1,717)    (0.6)%
Loss from unconsolidated joint ventures                    (391)    (0.1)%        (28)     0.0%
                                                       --------    -----     --------    -----

Net income (loss)                                      $ (1,888)    (0.7)%   $ 11,401      4.1%
                                                       ========    =====     ========    =====

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net Sales Net sales of $261.7 million declined $14.5 million, or 5.2%, from the first quarter of 2000. This decline was due to lower demand in the heavy duty and automotive OEM markets ($38.0 million), partially offset by the acquisitions of Knopf and Elmot in 2000 and XL in February 2001 ($14.7 million) and increased demand in the electrical and powertrain/drivetrain products ($9.1 million).

Gross Profit Gross profit of $48.3 million was down $13.2 million, or 21.5%, and as a percentage of net sales was 18.5% compared with 22.3% in the first quarter of 2000. These declines were due to lower volume and product mix in the heavy duty and automotive OEM markets ($12.1 million) and lower product mix and higher warranty costs in the aftermarket businesses ($1.6 million), partially offset by the effect of acquisitions ($1.9 million).

Selling, General and Administrative Expenses Selling, general and administrative (SG&A) expenses increased $0.6 million, or 2.1%, and as a percentage of net sales were 10.8% compared with 10.0% in the first quarter of 2000. Control of spending throughout the Company was largely offset by increases associated with acquisitions.

Operating Income Operating income of $18.9 million declined $13.6 million, or 42.0%, and as a percentage of sales was 7.2% versus 11.8% in the first quarter of 2000. This decline reflected the sales, gross profit and SG&A issues discussed above.

Interest Expense Interest expense of $13.3 million in the first quarter of 2001 compares with $11.1 million in the comparable period of 2000. This increase was due to higher average levels of debt to fund acquisitions ($0.9 million) and operations ($.9 million), rate increases by the Federal Reserve ($0.2 million) and interest rate swaps ($0.2 million).

Other Non-Operating Expense Non-operating expense in the first quarter of 2001 consists primarily of one-time expenses associated with the merger and tender offer transactions ($3.7) and realized losses on non-deliverable currency forward contracts entered into as a hedge against fluctuations between the South Korean Won and U.S. dollar ($1.7 million).

Income Taxes The Company's consolidated effective income tax rate was approximately 32% in the first quarter of 2001 compared with approximately 37% in the first quarter of 2000. This reduction reflects the implementation of various tax planning initiatives and increased utilization of certain foreign subsidiaries.

Liquidity and Capital Resources
-------------------------------

The Company's short-term liquidity needs include required debt service, including capital lease payments, day to day operating expenses, working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include principal payments of long-term debt and the funding of acquisitions. The company's principal sources of cash to fund its short-term liquidity needs consist of cash generated by operations and borrowings under the Senior Credit Facility. At March 31, 2001, borrowings under the Senior Credit Facility were $193.4 million and utilization of letters of credit totaled $11.9 million, leaving $94.7 million available under the $300 million facility. Immediately upon issuance of the 11% Senior Subordinated debt on April 26, 2001, availability under the Senior Credit Facility increased approximately $137 million.

In the first quarter ended March 31, 2001, cash used in operating activities was $11.5 million compared with cash provided of $19.2 million in the first quarter of 2000. Accounts receivable increased $15.4 million in the first quarter of 2000 due primarily to XL's first quarter sales, sales of previously consigned inventory to certain aftermarket customers and timing of payments from OE customers. The $13.1 million decrease in the first quarter of 2000 primarily reflected one-time accelerated payments from certain customers. The $16.6 million increase in inventory in the first quarter of 2000 was due primarily to an increase in core returns from customers. Accounts payable increased $7.2 million in the first quarter of 2000 due primarily to changes in terms with certain suppliers.

Acquisitions included XL in the first quarter of 2001 and Knopf in 2000. The higher level of capital expenditures in 2000 was due to enterprise-wide system implementations and equipment supporting new products and customers.

Net borrowings under the Company's revolving line of credit and other debt of $8.8 million was $46.8 million below the prior year's first quarter due to lower expenditures on acquisitions and capital, partially offset by cash used in operating activities.

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

Seasonality

The Company's business is moderately seasonal, as its major OEM customers historically have one- to two-week operations shutdowns each July. In response, the Company typically has shut down its own operations for one week each July, depending on backlog, scheduled maintenance and inventory buffers, as well as an additional week during the December holidays. Consequently, the Company's third and fourth quarter results reflect the effects of these shutdowns.


Foreign Sales

Approximately 22.8% of the Company's net sales in the first quarter ending March 31, 2001 were derived from sales made to customers in foreign countries. Because of these foreign sales, the Company's business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

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


Item 6. Exhibits and Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the quarter ended March 31, 2001:

  1. Press release dated January 19, 2001 regarding the Company's earnings expectations.

  2. Press release dated February 26, 2001 regarding completion of the tender offer for the Company's class A common stock.

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


                                   DELCO REMY INTERNATIONAL, INC.
                                   ------------------------------
                                            (Registrant)





Date: May 15, 2001                 By: /s/ J. Timothy Gargaro
                                       --------------------------------
                                           J. Timothy Gargaro
                                           Senior Vice President and
                                           Chief Financial Officer



                                   By: /s/ Richard L. Reinhart
                                       --------------------------------
                                           Richard L. Reinhart
                                           Vice President and Controller
                                           Chief Accounting Officer