Form 10-K/A
period 2000-12-31
DELCO REMY INTERNATIONAL INC
filed 2001-07-06
CIK 1046859

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

         Amendment No. 1 to Form 10-K originally filed March 30, 2001

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

This amendment reflects changes to the Company's Form 10-K originally filed March 30, 2001 as set forth below:

Item 1. As of March 30, 2001, the Company had entered into six global joint ventures.

Item 1.  The Company's major customers include O'Reilly.

Item 1.  The Company's Business Strategy has been categorized as follows:

               Exploit Leading Market Share in Fragmented Aftermarket Strengthen Customer Relationships
               Increase Global Presence
               Increase Focus on Technologically Advanced Products

Item 1. One of the Company's Franklin, Indiana facilities received a Finding of Violation and Order for Compliance from the EPA.

Item 1.  Various minor editorial and typographical changes.

Item 2. Facilities at the following locations were added to the Company's list of properties:

     1.  Brusque, Brazil
     2.  Cradler Heath, United Kingdom
     3.  Droitwick, Worcestshire, United Kingdom
     4.  Haverly, United Kingdom
     5.  Heverly, Belgium
     6.  Indaiatuba, Brazil
     7.  Kearny, NJ
     8.  Kings Winford, Leicester, United Kingdom
     9.  Lavant, West Sussex, United Kingdom

Item 2. Facilities at the following locations were removed from the Company's list of properties:

     1.  Shabuta, MS

Item 7.  The Company has entered into six joint ventures.

Item 7. Sales outside of the Class 8 heavy duty truck market have increased from 87% of total sales in fiscal year 1995 to 91% in fiscal year 2000.

Item 7. GM accounted for about 45% of the Company's total OEM sales in fiscal year 2000. GM SPO accounted for about 15% of total after-market sales in fiscal year 2000.

Item 7. Certain statements of operations data expressed as a percentage of sales was restated to reflect the changes to the statements of operations discussed below under Item 8.

Item 7. Management's Discussion and Analysis of Results of Operations has been restated to reflect the changes to the statements of operations discussed below under Item
8.

Item 7.  Various minor editorial and typographical changes.

Item 8. The statements of operations have been restated to reflect the following expense reclassifications. These reclassifications did not impact income before tax or net income.

      Reclassification                                 Periods Affected
      ----------------                                 ----------------

      Warranty expense from SG&A to cost of sales             All

      Other various expenses from SG&A to                     All
        cost of sales

      One-time merger and tender offer expenses       Five months ended 12/31/00
        from SG&A to non-operating expense

      Amounts misidentified as amortization expense   Year ended 7/31/00
        from amortization to SG&A

      SG&A credits from non-operating income          Five months ended 12/31/00
        to SG&A                                       Year ended 7/31/00

Item 8. The statement of cash flows for the year ended 7/31/00 has been restated to reflect the amortization expense correction described above.

Item 8. Note 1 - The Company's merger and recapitalization were effective March 14, 2001.

Item 8. Note 16 - Guarantor subsidiaries include Power Investments Marine, Inc., Reman Holdings, Inc. and Remy International, Inc. Marine Drive Systems, Inc. has been disolved.

Item 8. Note 16 - The condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries has been restated to reflect the reclassifications described above for the following periods.

       Statement of operations       Five months ended 12/31/00
                                     Year ended 7/31/00
                                     Year ended 7/31/99
                                     Year ended 7/31/98
       Statement of cash flows       Year ended 7/31/00

Item 8. Note 17 - Quarterly financial information has been restated to reflect the reclassification described above.

Item 8. Note 18 - The transactions described in this note did not constitute a "change of control" as referenced in the description of the Senior
Subordinated Notes and Senior Notes.

Item 8.  Various minor editorial and typographical changes.

Item 10. Information has been added for Allen R. Wilkie, Steven P. Clemens and Thomas J. Snyder.

Item 10. Michael A. Delaney is Vice President and Managing Director of Court Square.

Item 10. Joseph M. Silvestri is Vice President of Court Square.

Item 11. Summary compensation data has been provided for the fiscal years ending July 31, 2000, 1999 and 1998.

Item 11. A description of change of control agreements with certain executive officers has been provided.

Item 12. Security ownership data has been provided relative to class A common stock.

                        DELCO REMY INTERNATIONAL, INC.
                       TRANSITION REPORT ON FORM 10-K/A
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

ITEM 1  BUSINESS

     Delco Remy International, Inc. (the "Company"), headquartered in Anderson, Indiana, is a leading global manufacturer and remanufacturer of original equipment manufacturer ("OEM") and aftermarket electrical, powertrain/drivetrain and related components for automobiles, light trucks, medium and heavy duty trucks and other heavy duty vehicles. The Company's products, which are sold worldwide primarily under the "Delco Remy" brand name, as well as other widely recognized private label brands, include starter motors ("starters"), alternators, engines, transmissions, torque converters, traction control systems and fuel systems which are principally sold or distributed to OEMs for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. The Company also provides core exchange services for third party aftermarket remanufacturers. The Company serves the aftermarket and the OEM market, principally in North America, Europe, Latin America and Asia-Pacific.

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

     Since the GM Acquisition, the Company has completed fourteen strategic acquisitions, substantially increasing the Company's aftermarket remanufacturing operations, and entered into six global joint ventures.

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

     The Company believes that the aftermarket and the Company's opportunity in the aftermarket have been, and will continue to be, impacted by the following trends: (i) the increasing number and average age of vehicles in use and the number of miles driven annually; (ii) the increasing demands of customers that their aftermarket suppliers meet high quality and service standards; (iii) the increasing use of remanufactured parts for OEM warranty and extended service programs, especially on larger, more complex components such as engines, transmissions, and fuel system components; (iv) the growth and consolidation of large retail automotive parts chains and warehouse distributors; (v) the increasing engine output and durability demands related to the high temperatures at which engines operate; (vi) the increased high-technology content of replacement components which requires more factory manufacturing compared with in-vehicle repair; and (vii) the increasing product lives of automotive parts.

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

     Recently, large retail automotive parts chains offering a broad range of new and remanufactured products have experienced rapid growth at the expense of small, independent retail and wholesale stores. The Company has significantly grown its sales to these large retail channels and believes that further increasing its sales to retail chains offers a significant opportunity for growth. Retail chains generally prefer to deal with large, national suppliers capable of meeting their cost, quality, volume and service requirements.

OEM Markets

  The OEM market consists of the production and sale of new component parts for use in the manufacture of new vehicles. The OEM market includes two major classes of customers: (i) automobile and light truck manufacturers and (ii) medium and heavy duty truck and engine manufacturers and other heavy duty vehicle manufacturers.

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

  OEMs continue to outsource component manufacturing of non-strategic parts. Outsourcing has taken place in response to competitive pressures on OEMs to improve quality and reduce capital outlays, production costs, overhead and inventory levels. In addition, OEMs are increasingly purchasing integrated systems from suppliers who provide the design, engineering, manufacturing and project management support for a complete package of integrated products. By purchasing complete systems, OEMs are able to shift design, engineering and product management to fewer and more capable suppliers. Integrated systems suppliers are generally able to design, manufacture and deliver components at a lower cost than the OEMs due to (i) their lower labor costs and other manufacturing efficiencies; (ii) their ability to spread research and development and engineering costs over products provided to multiple OEMs; and
(iii) other economies of scale inherent in high volume manufacturing such as the ability to automate and leverage global purchasing capabilities.

Products

  The Company's product line includes a diverse range of manufactured and remanufactured products for the aftermarket and OEM markets under the "Delco Remy" brand name or under a private-label brand name specified by the OEM or the aftermarket customer. The Company also provides core acquisition services for third party aftermarket remanufacturers as well as its own subsidiaries. The product line is classified into two product categories: Electrical Systems and Powertrain/Drivetrain. Third-party sales for core acquisition services are included in the "Other" category.

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

  Products within the electrical systems category include manufactured and remanufactured starters and alternators. The starters are used in all cars and trucks manufactured by GM in North America (except for its Saturn ("Saturn") and Geo divisions). The Company manufactures a full line of heavy duty starters and alternators for use primarily with large diesel engines. The Company's starters and alternators are specified as part of the standard electrical system by most North American heavy duty truck and engine manufacturers. The Company believes that it is the largest manufacturer and remanufacturer in North America of (i) starters for automobiles and light trucks (including sport-utility vehicles, minivans and pickup trucks) and (ii) starters and alternators for medium and heavy duty vehicles. With the acquisition of M&M Knopf, Inc. ("Knopf") in March 2000, the Company expanded its role as a provider of core acquisition services.

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

Customers

  The Company's principal customers include OEM automotive and heavy duty manufacturers, OEM dealer networks, leading automotive parts retail chains and warehouse distributors. The Company's major customers include GM, International Truck, GM SPO, Freightliner, Caterpillar, Advance Auto Parts, PACCAR, Delphi, Ford, Autozone, Cummins, Mack, Volvo Trucks, O'Reilly, and Pep Boys.

  The Company has long-term agreements, with terms typically ranging from three to five years, to supply heavy duty starters and alternators to GM and PACCAR. Total sales to GM and related affiliates accounted for approximately 28.1%, of which approximately 21.1% are OE sales, and sales to International Truck accounted for approximately 12.1% of the Company's sales in the five months ended December 31, 2000. No other customer accounted for more than 10% of consolidated net sales.

  In 1994, GM entered into long-term contracts with the Company to purchase 100% of its North American requirements for automotive starters (other than for Saturn and Geo) and 100% of its U.S. and Canadian requirements for heavy duty starters and alternators, at fixed prices which are scheduled to decline over the life of the contracts. GM's obligations to purchase the Company's automotive starters and heavy duty starters and alternators under these agreements are subject to those products remaining competitive as to price, technology and design. In fiscal year 1999, the Company and GM extended the terms of these agreements for the Company to supply automotive starting motors for existing and planned new engines introduced to support GM North American Operations to August 31, 2008. The amendment also provides that Delco Remy America and its international operations will be the supplier of starting motors for the life of production of those engines. The contracts relating to heavy duty products terminated on July 31, 2000.

  In 1994, GM also entered into a long-term contract with the Company to distribute exclusively the Company's automotive aftermarket products. Prices to GM under this agreement are driven by the market. This agreement terminates on July 31, 2009.

  Until July 1998, the Company had a long-term contract with GM to distribute exclusively the Company's heavy duty aftermarket products. The Company and GM have entered into an amendment to that agreement which is continuously renewable on an annual basis for non-exclusive distribution of heavy duty products to the independent aftermarket. As part of this agreement, heavy duty replacement parts will continue to be supplied to the independent aftermarket through existing AC Delco distributors and newly appointed Delco Remy distributors. As a result of this agreement, the Company is developing a distribution network of independent warehouse distributors to expand the sales volume previously covered by the expired agreement for heavy duty aftermarket product distribution. The Company expects that it will be able to expand its market share through this more direct channel of distribution. Although the Company expects that its automotive and heavy duty products will remain competitive throughout the term of the agreements with GM, it cannot be sure that GM will not develop alternative sources for those components and purchase some or all of its requirements from these sources prior to or following the expiration of the agreements.

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

Business Strategy

 Exploit Leading Market Share in Fragmented Aftermarket

   The Company participates in a portion of the aftermarket that is large and highly fragmented. Most participants are small, regional companies offering relatively narrow product lines. A key element of the Company's growth strategy is to capitalize on its position as a consolidator. The Company believe that it is the largest manufacturer and remanufacturer of aftermarket starters and alternators in North America and in Europe. However, it continues to have significant growth because its sales of these products in North America account for less than 15% of this $2.2 billion market and its sales of these products in Europe account for less than 10% of what it believe to be a $1 billion market. Today, remanufacturing is less prevalent in Europe than in the U.S. The Company believes it is well-positioned to capitalize on the increasing trend towards remanufacturing from repair. Consolidation of the aftermarket is occurring as many competitors are finding it difficult to meet the increasing quality, cost and service demands of customers, who, in turn, are seeking to reduce the number of their suppliers. With its OEM capabilities, remanufacturing expertise, full product line, access to cores and ability to capitalize on economies of scale, the Company is well positioned to benefit from the consolidation of the aftermarket.

 Strengthen Customer Relationships

   The Company intends to increase its sales to new and existing customers by capitalizing on its balanced coverage of the key aftermarket distribution channels and its competitive strengths as an OEM supplier. The Company plans to strengthen its customer relationships by:

  . meeting the increasing demands of OEMs and their dealer networks for high-quality remanufactured units, which enable them to reduce warranty and extended service costs;

  . growing sales of existing and new product lines to OEM dealer networks as dealers continue to capture an increasing percentage of vehicle repairs due primarily to longer warranty and service programs and growing vehicle complexity;

  . continuing to expand its product offerings; and

  . capitalizing on the expansion of the national automotive retail parts chains and warehouse distributors that are its customers.

 Increase Global Presence

   OEMs are increasingly requiring suppliers to provide components on a global basis as vehicle platforms are standardized across geographic markets. Additionally, the Western European market for automotive components is expected to grow at a greater rate than the North American market over the next few years due to higher levels of OEM outsourcing. The emerging markets also should benefit from long-term growth as demand for automotive vehicles in these markets is expected to increase at a compounded annual rate of almost 7% over the next five years. Currently, the Company's manufacturing base includes a presence in nine countries on four continents. It plans to seek out collaborative opportunities in order to expand its OEM starter and alternator product lines and its international marketing and distribution capability. The Company believes that continued global expansion will enable it to continue to grow to meet these demands.

 Increase Focus on Technologically Advanced Products

   The Company continues to produce technologically advanced products by regularly updating and enhancing its product line. These products help it to compete successfully in the global marketplace. Since 1994, the Company has completed the introduction of a new family of gear reduction starters that replaced all straight drive starters in GM automobiles and light duty trucks by the 1998 model year and introduced several longer-life heavy duty alternators. It is also in various stages of development on a number of new products including:

  . an integrated starter and alternator product scheduled for production in GM vehicles beginning in 2004;

  . a small gear reduction starter specifically designed for application on world automobile platforms; and

  . high-technology products in the distributed generation and hybrid electric vehicle markets.

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

  As of December 31, 2000, approximately 148 of Delco Remy Hungary's 421 hourly employees are affiliated with the Hungarian Steel Industry Workers Union. The agreement was signed July 17, 1996 and is perpetual, subject to termination upon three months' notice from either party.

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

Environmental Regulation

  The Company's facilities and operations are subject to a wide variety of federal, state, local and foreign environmental laws, regulations and ordinances, including those related to air emissions, wastewater discharges and chemical and hazardous waste management and disposal ("Environmental Laws"). The Company's operations also are governed by laws relating to workplace safety and worker health, primarily the Occupational Safety and Health Act, and foreign counterparts to such laws ("Employee Safety Laws"). The Company believes that its operations are in compliance with current requirements under Environmental Laws and Employee Safety Laws, except for non-compliance where the cost that might be incurred to resolve the non-compliance would not be material. The Company believes that any costs it may incur to resolve such matters will not be material. The nature of the Company's operations, however, exposes it to the risk of liabilities or claims with respect to environmental and worker health and safety matters. There can be no assurance that material costs will not be incurred in connection with such liabilities or claims.

  In September 2000, one of the Company's Franklin, Indiana facilities received a Finding of Violation and Order for Compliance from the Environmental Protection Agency ("EPA") requiring the Company to correct violations of the facility's wastewater discharge permit. The Company is in compliance with the terms of the order and is determining the actions it will need to take to correct the noncompliance with the permit. Based on the projects proposed by the Company's consultant, and assuming the EPA approves the project selected, the Company does not believe that the costs of the correction will be material.

  The Company has commenced a series of environmental, health and safety reviews to confirm its compliance with environmental laws and employee safety laws. It does not believe that the costs of the reviews and of response to any matters discovered will be material.

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

  In connection with its acquisition of facilities and businesses from GM, Nabco, A&B Group, Autovill, Power Investments, World Wide, Ballantrae, Lucas Varity, Electro Diesel Rebuild, Electro Rebuild Tunisia, Atlantic Reman Limited, Williams Technologies, Elmot and Knopf, the Company obtained various indemnities for certain claims related to on-site and/or off-site environmental conditions and violations of Environmental Laws which arose prior to such acquisitions. The environmental indemnities are subject to certain deductibles, caps, cost sharing and time limitations depending on the nature and timing of the environmental claim.

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
Anderson, IN                                   3                 Office                      Leased
Anderson, IN                                   7                 Manufacturing               Leased
Anderson, IN                                   1                 Testing                     Leased
Anderson, IN                                   1                 Warehouse                   Leased
Atlanta, GA                                    1                 Warehouse                   Leased
Bay Springs, MS                                2                 Manufacturing               Leased
Brooklyn, NY                                   2                 Warehouse                   Leased
Brusque, Brazil                                1                 Manufacturing               Leased
Budapest, Hungary                              1                 Office                      Leased
Budapest, Hungary                              1                 Warehouse                   Owned
Buffalo, NY                                    2                 Warehouse                   Leased
Chantilly, VA                                  1                 Manufacturing               Leased
Cradler Health, United Kingdom                 1                 Manufacturing               Leased
Dallas, TX                                     1                 Manufacturing/Office        Leased
Droitwick, Worcestshire, United Kingdom        1                 Warehouse/Office            Leased
Edinburgh, IN                                  1                 Manufacturing               Leased
Edmonton, Canada                               2                 Manufacturing               Leased
Findlay, OH                                    1                 Manufacturing               Leased
Flint, MI                                      1                 Warehouse                   Leased
Fort Wayne, IN                                 1                 Warehouse                   Leased
Fradley, West Midland, United Kingdom          1                 Manufacturing               Leased
Franklin, IN                                   3                 Manufacturing               Owned
Hancock, MD                                    1                 Warehouse                   Leased
Haverly, United Kingdom                        1                 Office                      Leased
Heidelberg, MS                                 2                 Manufacturing               Leased
Heist Op Den Berg, Belgium                     2                 Office                      Leased
Heverly, Belgium                               1                 Office                      Leased
Holbrook, NY                                   1                 Warehouse                   Leased
Indaiatuba, Brazil                             1                 Manufacturing               Leased
Indianapolis, IN                               3                 Manufacturing               Leased
Jemmel, Tunisia                                2                 Manufacturing               Leased
Kaleva, MI                                     1                 Manufacturing               Leased
Kearny, NJ                                     1                 Warehouse                   Leased
Kings Winford, Leicester, United Kingdom       1                 Manufacturing               Leased
Kyoungnam, South Korea                         2                 Manufacturing               Leased
Laredo, TX                                     1                 Warehouse                   Leased
Lavant, West Sussex, United Kingdom            1                 Manufacturing               Leased
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
San Luis Potosi, Mexico           3                Manufacturing                      Leased
Saskatoon, Canada                 1                Manufacturing                      Leased
Seoul, South Korea                1                Office                             Leased
Sligo, Ireland                    1                Manufacturing                      Leased
Spartanburg, SC                   1                Warehouse                          Leased
St. Laurent, Canada               1                Warehouse                          Leased
Summerville, SC                   5                Manufacturing/Warehouse            Leased
Swidnica, Poland                  1                Warehouse                          Leased
Sylvarena, MS                     1                Manufacturing                      Leased
Taylorsville, MS                  1                Manufacturing                      Leased
Toledo, OH                        1                Manufacturing                      Leased
Toronto, Canada                   2                Manufacturing/Warehouse            Leased
Troy, MI                          1                Office                             Leased
Warren, MI                        1                Manufacturing                      Owned
Winchester, VA                    1                Manufacturing/Warehouse            Leased
Winnepeg, Canada                  2                Manufacturing                   Leased/Owned

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


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the Company's consolidated financial statements and accompanying notes.

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

  Since 1994, the Company has completed fourteen strategic acquisitions, and entered into six joint ventures. These acquisitions and joint ventures have broadened the Company's product line, expanded its manufacturing and remanufacturing capability, extended its participation in international markets and increased its penetration of the retail automotive parts channel. As a result of these acquisitions and joint ventures and the Company's focus on increasing its participation in the aftermarket, the Company's reliance on GM has declined since the Company's formation. Net sales to customers other than GM increased from 41% of total sales in fiscal year 1995 to 70% in fiscal year 2000 and 72% in the five months ended December 31, 2000. Sales to GM North American OE operations constituted 24% of consolidated net sales in fiscal year 2000 and 21% in the five months ended December 31, 2000. Sales outside of the Class 8 heavy duty truck market have increased from 87% of total sales in fiscal year 1995 to 91% in fiscal year 2000.

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

  GM accounted for about 45% of the Company's total OEM sales in fiscal year 2000. GM SPO accounted for about 15% of total after-market sales in fiscal year 2000. In connection with the GM Acquisition, GM entered into long-term contracts (the "Supply Agreements") pursuant to which it has agreed to purchase from the Company 100% of its North American requirements for automotive starters (other than for Saturn and Geo) and 100% of its U.S. and Canadian requirements for heavy duty starters and alternators, in each case with respect to the Company's existing product line. GM's obligations to purchase the Company's automotive starters and heavy duty starters and alternators under the Supply Agreements are subject to such products remaining competitive as to price, technology and design. In fiscal year 1999, the Light Duty Starter Motor Component Supply Agreement was amended extending the Agreement's termination date with respect to automotive products from July 31, 2004 to August 31, 2008. The Company will be the supplier of starting motors for the life of production of engines introduced through August 31, 2008. The Supply Agreement for heavy duty products terminated on July 31, 2000. Sales to GM were not adversely affected and the Company now has the ability to provide an expanded heavy duty product offering to GM and other customers. GM's obligations to distribute the Company's automotive aftermarket products terminates on July 31, 2009.

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

  The following table sets forth certain statements of operations data expressed as a percentage of sales:

                                                                   Five Months Ended
                                                                      December 31,             Year Ended July 31,
                                                                  --------------------   ------------------------------
                                                                   2000       1999        2000        1999        1998
                                                                  ------     ------      ------      ------      ------
Net sales                                                         100.0%     100.0%      100.0%      100.0%      100.0%
Cost of goods sold                                                 80.2       79.8        79.0        80.8        81.9
                                                                  ------     ------      ------      ------      ------
Gross profit                                                       19.8       20.2        21.0        19.2        18.1
Selling, general and administrative expenses                       10.0       10.2         9.9         9.3         9.4
Amortization of goodwill and intangibles                            0.6        0.5         0.6         0.6         0.4
Non-recurring charges                                               --         --          3.2          --         3.3
                                                                  ------     ------      ------      ------      ------
Operating income                                                    9.2        9.5         7.3         9.3         5.0
Interest expense and other non-operating items                     (4.9)      (4.4)       (4.5)       (4.8)       (5.0)
                                                                  ------     ------      ------      ------      ------
Income (loss) before income taxes (benefit),
 minority interest in income of subsidiaries,
 income (loss) from unconsolidated joint ventures,
 preferred dividend requirement of subsidiary and
 deemed dividend on preferred stock conversion                      4.3        5.1         2.8         4.5          --
Income taxes (benefit)                                              1.4        1.9         1.1         1.7          --
Minority interest in income of subsidiaries                        (0.6)      (0.7)       (0.6)       (0.4)       (0.3)
Income (loss) from unconsolidated joint ventures                   (0.1)        --          --         0.6         0.3
Preferred dividend requirement of subsidiary                         --         --          --          --        (0.1)
Deemed dividend on preferred stock conversion                        --         --          --          --        (0.2)
                                                                  ------     ------      ------      ------      ------
Income (loss) from continuing operations                            2.2        2.5         1.1         3.0        (0.3)
Extraordinary item:
   Write-off of debt issuance costs, net of applicable income
    tax benefit                                                      --         --          --          --        (0.2)
                                                                  ------     ------      ------      ------      ------
Net income (loss)                                                   2.2%       2.5%        1.1%        3.0%       (0.5)%
                                                                  ======     ======      ======      ======      ======

Five Months Ended December 31, 2000 Compared to Five Months Ended December 31, 1999

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

  Gross Profit. Gross profit of $87.6 million declined $2.9 million, or 3.2%, and as a percentage of sales declined to 19.8% in the five month period of 2000 from 20.2% in the comparable period of 1999. The decline in gross profit was due to lower volume and product mix in the heavy duty OEM market ($9.4 million), lower volume in the powertrain/drivetrain aftermarket ($1.8 million) and lower volume and product mix in the OEM automotive market ($1.1 million). These volume and product mix declines were mitigated by cost improvements, including realization of cost savings associated with the June 2000 manufacturing realignment. Gross profit was favorably impacted by increased volume in the electrical aftermarket ($5.3 million) and the acquisition of Knopf ($4.1 million). The decline in gross profit as a percentage of sales reflects the effect of lower volume on fixed manufacturing costs and unfavorable product mix, largely offset by cost improvements throughout the Company.

  Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses declined $1.3 million, or 2.9%, and as a percentage of sales improved from 10.2% in 1999 to 10.0% in 2000. The realization of cost reductions associated with the June 2000 realignment were partially offset by costs associated with the acquisition of Knopf.

  Operating Income. Operating income of $40.8 million declined $1.7 million, or 4.1%, from $42.5 million in the five-month period of 1999. This decrease reflects the sales volume, product mix and cost issues discussed above.

  Interest Expense. Interest expense increased $2.1 million, or 10.9%. This increase was due primarily to higher levels of debt incurred to finance acquisitions ($2.1 million) and higher rates reflecting increases by the Federal Reserve.

  Non-operating income in the five-month period of 2000 included a $0.6 million business dissolution fee from a customer and a foreign currency transaction gain realized by the Company's South Korean subsidiary on the settlement of U.S. dollar denominated accounts receivable which was partially offset by realized losses on non-deliverable forward contracts on the South Korean Won entered into as a hedge against these transactions. The net foreign currency transaction gain was approximately $0.5 million. These items were offset by one-time expenses associated with the merger and tender offer transactions of approximately $1.1 million.

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

Fiscal Year Ended July 31, 2000 Compared To Fiscal Year Ended July 31, 1999

  Net Sales. Net sales of $1,090.9 million increased $137.2 million, or 14.4%, due primarily to the effect of fiscal year 2000 and 1999 acquisitions ($93.1 million) and increased demand for electrical and powertrain/drivetrain products in the aftermarket ($26.5 million) and automotive products in the OEM market ($17.6 million). Sales in the heavy duty OEM market were down marginally due to lower customer production. Price increases did not have a significant effect on year-over-year sales as the Company continued to face price pressures in most of its markets.

  Gross Profit. Gross profit of $228.8 million increased $46.0 million, or 25.1%, and as a percentage of sales improved from 19.2% in 1999 to 21.0% in 2000. The increase in gross profit was due primarily to acquisitions ($30.7 million) and sales growth in the electrical aftermarket ($13.6 million) and automotive OEM market ($7.0 million), partially offset by lower demand and margins in the heavy duty OEM market ($4.8 million). The improvement in gross profit as a percentage of sales was due to the integration of strategic acquisitions, productivity improvements realized from lean manufacturing initiatives and the leveraging of higher production volume on fixed costs.

  Selling, General and Administrative Expenses. SG&A expenses increased $19.3 million, or 21.7%, and as a percentage of net sales were 9.9% in fiscal 2000 compared to 9.3% in fiscal 1999. These increases were the result of acquisitions and costs related to implementation of enterprise-wide systems.

  Operating Income. Operating income of $79.5 million declined $9.4 million, or 10.5%, from $88.8 million in 1999. Excluding the effect of the non-recurring charge of $35.2 million in 2000, operating income increased $25.9 million, or 29.1%, and as a percentage of sales improved from 9.3% in 1999 to 10.5% in 2000. This increase reflects the sales growth, gross margin improvement and SG&A expense issues discussed above.

  Interest Expense. Interest expense increased $3.3 million, or 7.2%, in fiscal year 2000. This increase was due primarily to higher average levels of debt incurred to finance acquisitions ($2.7 million) and higher rates reflecting increases by the Federal Reserve.

  Income Taxes. The Company's consolidated effective income tax rate of 37.0% in fiscal year 2000 compares with 38.0% reported in fiscal year 1999. This decrease reflects implementation of various tax planning initiatives and acquisitions of foreign subsidiaries with lower rates. Foreign subsidiaries should continue to favorably impact the effective rate in future years.

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

  Net Income. Net income of $12.4 million, or $.48 per share on a diluted basis, compares with $28.3 million, or $1.09 per share on a diluted basis. Excluding the after-tax effect of the non-recurring charge, net income of $34.6 million, or $1.33 per share, increased 22.1% and 22.0%, respectively.

Fiscal Year Ended July 31, 1999 Compared To Fiscal Year Ended July 31, 1998

  Net Sales. Net sales of $953.7 million increased $138.4 million, or 17.0%, due primarily to increased demand for both automotive and heavy duty electrical products in the OEM market ($64.8 million), the effect of the fiscal year 1999 and 1998 acquisitions ($61.1 million) and increased demand for electrical and powertrain/drivetrain products in the aftermarket ($12.5 million). Price increases did not have a significant effect on year-over-year sales. A prolonged strike by GM reduced fiscal year 1998 sales by an estimated $22.3 million.

  Gross Profit. Gross profit of $182.8 million increased $35.3 million, or 23.9%, and as a percentage of sales improved from 18.1% in 1998 to 19.2% in 1999. The increase in gross profit dollars was due primarily to acquisitions in 1999 and 1998 ($15.7 million) and sales growth in the aftermarket ($15.5 million) and OEM market ($4.1 million) (including the effect of the GM strike in 1998). The improvement in gross profit as a percentage of sales reflects the realization of cost efficiencies generated by the OEM restructuring, including successful integration of the new focus factories, and the effect of certain aftermarket and foreign acquisitions which generate higher gross profit percentages.

  Selling, General and Administrative Expenses. SG&A expenses increased $11.9 million, or 15.4%, and as a percentage of net sales were 9.3% in fiscal year 1999 compared to 9.4% in fiscal year 1998. The cost structure of certain acquisitions completed in fiscal years 1999 and 1998 partially offset sales growth and effective control of costs.

  Operating Income. Operating income of $88.8 million in fiscal year 1999 compares with $40.6 million in fiscal year 1998. Excluding the effect of the non-recurring charge in fiscal year 1998, operating income increased $21.7 million, or 32.3%, and as a percentage of sales improved from 8.2% in fiscal year 1998 to 9.3% in fiscal year 1999. This increase reflects the sales growth, profitability improvements and cost control items discussed above. The GM strike reduced operating income by an estimated $8.6 million in 1998.

  Interest Expense. Interest expense increased $5.2 million, or 12.9%, in fiscal year 1999. This increase was due primarily to higher average levels of debt incurred to finance acquisitions. Sufficient cash was generated by operations to otherwise reduce utilization of the Company's Senior Credit Facility. In addition, the Company's overall average interest rate declined year over year.

  Income Taxes. The Company's consolidated effective income tax rate of 38.0% in fiscal year 1999 compares with 38.8% reported in fiscal year 1998. This decrease reflects implementation of various tax planning initiatives.

  Income From Unconsolidated Joint Ventures. The Company's share of the earnings of its unconsolidated joint ventures was $5.4 million in fiscal year 1999 versus $2.6 million in fiscal year 1998. The increase was primarily attributable to Delco Remy Korea.

  Net Income (Loss). As a result of the items discussed above, net income of $28.3 million in fiscal year 1999 compares with the net loss of $4.0 million in fiscal year 1998. Excluding the after-tax effect of non-recurring charges, net income was $12.2 million in fiscal year 1998.

Liquidity and Capital Resources

  The Company's short-term liquidity needs include required debt service (including capital lease payments) day-to-day operating expenses, working capital requirements and the funding of capital expenditures. Cash interest payments are expected to approximate $50.0 million in calendar year 2001. Long-term liquidity requirements include principal payments of long-term debt and the funding of acquisitions. The Company's principal payments on long-term debt and capital lease obligations are presented in Note 6 to Consolidated Financial Statements. The Company's principal sources of cash to fund its short-term liquidity needs consist of cash generated by operations and borrowings under the Senior Credit Facility. At December 31, 2000, borrowings under the Senior Credit Facility were $182.4 million, leaving $105.7 million available under the $300 million facility, net of lines of credit.

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

  Cash provided by operating activities of $69.7 million in fiscal year 2000 compares with $43.1 million in fiscal year 1999. This improvement was due primarily to increased earnings excluding the non-recurring charge and non-cash items. Earnings growth of $6.3 million excluding the non-recurring charge included the results of Delco Remy Korea, which was reported as an unconsolidated joint venture in fiscal 1999, a $8.6 million increase in depreciation and amortization expense, a $2.8 million increase in minority interest and a $5.8 million decline in earnings of joint ventures. Excluding the amounts recorded from acquisitions, net working capital increased $19.3 million in fiscal 2000 compared to a $6.1 million increase in fiscal 1999.

Accounts receivable increased $1.6 million due primarily to very strong shipments in the fourth quarter. Collections improved overall in fiscal year 2000. The $4.6 million decline in fiscal year 1999 was due to strong fourth quarter collections. Inventories increased $18.2 million in fiscal year 2000 due primarily to delayed product pull from aftermarket customers. The $17.7 million increase in fiscal year 1999 reflected support for sales growth in the electrical aftermarket. Accounts payable increased $15.8 million in fiscal year 2000 year and $13.6 million in fiscal year 1999. The $15.4 million increase in other current assets in fiscal year 2000 reflects non-cash charges to the reserve for non-recurring items and decreases in other accrued expenses. The decline in other non-current assets and liabilities of $12.2 million in fiscal year 2000 was due primarily to the net change in non-current deferred income taxes.

  Cash used in investing activities was $106.4 million in fiscal year 2000 compared to $73.4 million in fiscal year 1999. Acquisitions in fiscal year 2000 included Knopf, Engine Master and Elmot, all of which were funded with proceeds from the Senior Credit Facility. Capital expenditures, consisting primarily of production equipment and tooling, were $38.4 million in fiscal year 2000 and $25.1 million in fiscal year 1999. This increase reflects implementation of enterprise-wide systems and projects to facilitate the global manufacturing realignment.

  Cash provided by financing activities in fiscal year 2000 and fiscal year 1999 were generated entirely from the Company's Senior Credit Facility. In fiscal year 2000, a $1.2 million cash distribution was made to the minority shareholders of Delco Remy Korea.

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

Seasonality

  The Company's business is seasonal, as its major OEM customers historically have one or two week shutdowns of operations during July. In response, the Company typically has shut down its own operations for one week each July, depending on backlog, scheduled maintenance and inventory buffers, as well as an additional week during the December holidays. Consequently, the Company's second and fourth quarter results in the fiscal years ended July 31, 2000, 1999 and 1998, and the five-month periods ended December 31, 2000 and 1999 reflect the effects of these shutdowns. Refer to Note 17 to Consolidated Financial Statements which pertains to quarterly (unaudited) financial information. As a result of the change in fiscal year, these shutdowns will affect the Company's third and fourth quarter results in the future.

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

  The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the strengthening of the U. S. dollar against the Korean Won and certain European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U. S. dollar at exchange rates that have fluctuated from the beginning of the period. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both denominated in the local currency. From time to time, the Company enters into exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. A hypothetical 10 percent strengthening in the exchange rates (primarily the South Korean Won against the U.S. dollar) over a one-year period would decrease earnings by approximately $3.6 million. A hypothetical 10 percent weakening in exchange rates would reduce the carrying value of the Company's net investment in its foreign subsidiaries at December 31, 2000 by approximately $2.4 million.

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


                                                          /S/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 22, 2001,
except for Notes 1, 2, 8 and 18,
as to which the date is March 15, 2001

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                   (in thousands, except for per share data)

                                                          Five Months Ended
                                                             December 31,                    Year Ended July 31,
                                                      -----------------------     --------------------------------------
                                                         2000          1999          2000           1999          1998
                                                      ---------     ---------     -----------    ----------    ---------
                                                                    (Unaudited)
Net sales                                             $ 443,066     $ 446,806     $ 1,090,938    $  953,706    $ 815,313
Cost of goods sold                                      355,515       356,369         862,172       770,902      667,798
                                                      ---------     ---------     -----------    ----------    ---------
Gross profit                                             87,551        90,437         228,766       182,804      147,515
Selling, general and administrative expenses             44,146        45,460         108,051        88,795       76,937
Amortization of goodwill and intangibles                  2,625         2,475           6,043         5,203        3,478
Non-recurring charges                                       --            --           35,222           --        26,515
                                                      ---------     ---------     -----------    ----------    ---------
Operating income                                         40,780        42,502          79,450        88,806       40,585
Interest expense                                        (21,790)      (19,650)        (48,766)      (45,505)     (40,291)
Non-operating income (expense)                             , 48          (147)            288           --          (428)
                                                      ---------     ---------     -----------    ----------    ---------
Income (loss) before income taxes (benefit),
 minority interest in income of
 subsidiaries, income (loss) from unconsolidated
 joint ventures, preferred
 dividend requirement of subsidiary, deemed
 dividend on preferred stock
 conversion and
 extraordinary item                                      19,038        22,705          30,972        43,301         (134)
Income taxes (benefit)                                    6,094         8,605          11,460        16,454          (52)
Minority interest in income of subsidiaries              (2,778)       (2,841)         (6,742)       (3,921)      (2,389)
Income (loss) from unconsolidated joint ventures           (467)          (13)           (352)        5,420        2,568
Preferred dividend requirement of subsidiary                --            --              --            --          (645)
Deemed dividend on preferred stock conversion               --            --              --            --        (1,639)
                                                      ---------     ---------     -----------    ----------    ---------
Income (loss) before extraordinary item                  9,699        11,246           12,418        28,346       (2,187)
Extraordinary item:
   Write-off of debt issuance costs (less applicable
    income tax benefit of $1,172)                           --            --              --            --        (1,833)
                                                      ---------     ---------     -----------    ----------    ---------
Net income (loss)                                     $   9,699     $  11,246     $    12,418    $   28,346    $  (4,020)
                                                      =========     =========     ===========    ==========    =========
Basic earnings (loss) per share:
   Income (loss) before extraordinary item            $     .40     $     .46     $       .51    $     1.19    $    (.11)
   Extraordinary item                                       --            --              --            --          (.09)
                                                      ---------     ---------     -----------    ----------    ---------
   Net income (loss)                                  $     .40     $     .46     $       .51    $     1.19    $    (.20)
                                                      =========     =========     ===========    ==========    =========
Diluted earnings (loss) per share:
   Income (loss) before extraordinary item            $     .37     $     .43     $       .48    $     1.09    $    (.11)
   Extraordinary item                                       --            --              --            --          (.09)
                                                      ---------     ---------     -----------    ----------    ---------
   Net income (loss)                                  $     .37     $     .43     $       .48    $     1.09    $    (.20)
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
                                   =========    =========     =========     =========     =========     =========     =========


                             See Accompanying Notes

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (in thousands)

                                                           Five Months Ended
                                                              December 31                     Year Ended July 31
                                                        -----------------------     ---------------------------------------------
                                                          2000          1999          2000           1999                  1998
                                                        ---------     ---------     ---------     ---------             ---------
                                                                   (Unaudited)
Operating Activities:
Net income (loss)                                       $   9,699     $  11,246     $  12,418     $  28,346             $  (4,020)
Extraordinary item                                             --            --            --            --                 2,095
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Depreciation                                            10,978        11,147        26,126        18,358                13,591
   Amortization                                             2,625         2,475         6,043         5,203                 3,478
   Minority interest in income of subsidiaries              2,778         2,841         6,742         3,921                 2,389
   (Income) loss from unconsolidated joint ventures           467            13           352        (5,420)               (2,568)
   Deferred income taxes - current                          1,606            --        (3,148)        6,656                 1,713
   Post-retirement benefits other than pensions             1,155         1,646           589         4,555                 3,818
   Accrued pension benefits                                 3,138          (133)       (1,433)       (1,909)                   86
   Non-cash interest expense                                  740           733         1,763         1,648                 2,387
   Deemed dividend on preferred stock conversion               --            --            --            --                 1,639
   Preferred dividend requirement of subsidiary                --            --            --            --                   645
   Changes in operating assets and liabilities,
    net of acquisitions:
      Accounts receivable                                  (3,903)      (18,575)       (1,580)        4,621                (8,432)
      Inventories                                         (25,671)       (9,019)      (18,212)      (17,705)              (17,400)
      Accounts payable                                     14,131        11,140        15,835        13,634                (7,573)
      Other current assets and liabilities                 (9,300)        1,542       (15,391)       (6,645)               (4,888)
      Non-recurring charges                                    --            --        35,222            --                26,515
      Cash payments for non-recurring charges             (16,839)         (717)       (8,900)      (14,941)              (19,204)
      Other non-current assets and liabilities, net        (7,000)        2,216        13,292         2,764                (5,577)
                                                        ---------     ---------     ---------     ---------             ---------
Net cash provided by (used in) operating activities       (15,396)       16,555        69,718        43,086               (11,306)

Investing Activities:
Acquisitions, net of cash acquired                             --        (5,733)      (68,005)      (48,321)              (35,722)
Purchases of property and equipment                       (11,824)      (20,175)      (38,371)      (25,066)              (24,190)
Investments in joint ventures                                  --            --            --            --                (9,355)
                                                        ---------     ---------     ---------     ---------             ---------
Net cash used in investing activities                     (11,824)      (25,908)     (106,376)      (73,387)              (69,267)

Financing Activities:
Proceeds from initial public offering                          --            --            --            --                51,336
Proceeds from issuance of long-term debt                       --            --            --            --               141,375
Payments on long-term debt                                     --            --            --            --              (145,786)
Net borrowings under revolving line of credit
 and other                                                 35,305         5,514        41,006        38,048                32,198
Distributions to minority interests                          (322)           --        (1,200)           --                    --
                                                        ---------     ---------     ---------     ---------             ---------
Net cash provided by financing activities                  34,983         5,514        39,806        38,048                79,123

Effect of exchange rate changes on cash                    (1,205)         (108)         (635)         (551)                 (487)
                                                        ---------     ---------     ---------     ---------             ---------
Net increase (decrease) in cash and cash equivalents        6,558        (3,947)        2,513         7,196                (1,937)
Cash and cash equivalents at beginning of year             17,822        15,309        15,309         8,113                10,050
                                                        ---------     ---------     ---------     ---------             ---------
Cash and cash equivalents at end of year                $  24,380     $  11,362     $  17,822     $  15,309             $   8,113
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

Delco Remy America Acquisition

  On July 31, 1994, Delco Remy International, Inc. (the "Company" or "DRI") through a wholly-owned subsidiary, Delco Remy America, Inc. ("DRA"), purchased substantially all of the assets, other than facilities, and assumed certain liabilities of specific business activities of the Delco Remy Division of General Motors Corporation (the "GM Acquisition"). The specific business activities purchased are engaged in the design, manufacture, remanufacture and sale of heavy duty starter motors and generators, automotive starter motors, and related components.

   The aggregate purchase price of the GM Acquisition of $155,665 (including fees and expenses) was accounted for as a purchase. The Company issued (i) common stock of $1,531, (ii) preferred stock of $11,507 and (iii) debt of $158,200 to fund the purchase and provide capital for general corporate purposes. The GM Acquisition resulted in the recording of approximately $17,600 of goodwill which is being amortized over 15 years. While the GM Acquisition was recorded based on the best estimates available, certain purchase price adjustments as of the July 31, 1994 purchase date have not been determined or agreed to by General Motors Corporation ("GM") and DRI. When finalized, the resolution of these items could result in a charge or credit to operations, which the Company does not expect to be material. The accompanying consolidated financial statements reflect the consolidated results of operations and cash flows for the Company subsequent to the GM Acquisition. The Company had no operations prior to July 31, 1994.

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

  On July 16, 1998, the Company acquired Electro Diesel Rebuild ("EDR") in Belgium and Electro-Rebuild Tunisia located in Tunisia, which produce heavy duty and automotive starters and alternators for the European replacement market.

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

  The percentage of the Company's labor force covered by a collective bargaining agreement is 25.8%. None of the agreements expire within one year.

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

  In order to hedge anticipated U.S. dollar-denominated intercompany sales of inventory by its South Korean subsidiary to a U.S. subsidiary against fluctuations between the South Korean Won and U.S. dollar, the Company has entered into a series of non-deliverable currency forward contracts. At maturity, each contract is settled at the difference between fair value and contract value. These derivative contracts have been designated as a cash flow hedge and, accordingly, changes in fair value are charged to other comprehensive income (see Note 10). Realized gains and losses recorded upon settlement are charged to earnings in the periods in which earnings are impacted by the variability of the cash flows of the settled intercompany sale. In November 2000, the Company entered into an interest rate swap to hedge the exposure on a portion of the variable rate debt. The swap converts the libor-based rate to a fixed rate of 6.51% on debt of $100,000 for a period of two years. This swap has been designated as a cash flow hedge and changes in fair value are charged to other comprehensive income (see Note 10). Realized gains and losses are charged to earnings as interest expense in the periods in which earnings are impacted by the variability of the cash flows of the interest paid. The notional amounts of the Company's foreign exchange contracts are summarized as follows:

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

  The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                       Five Months Ended                Year Ended July 31
                                                          December 31       --------------------------------------------
                                                             2000             2000             1999             1998
                                                           ----------       ----------       ----------       ----------
Numerator:
   Income (loss) from continuing operations              $      9,699    $      12,418    $      28,346    $      (2,187)
   Extraordinary item                                              --              --               --            (1,833)
                                                           ----------       ----------       ----------       ----------
   Numerator for basic and diluted
    earnings (loss) per share                            $      9,699    $      12,418    $      28,346    $      (4,020)
                                                           ==========       ==========       ==========       ==========
Denominator:
   Denominator for basic earnings (loss) per share -
    weighted average shares                                24,317,713       24,243,163       23,913,848       19,981,240
   Effect of dilutive securities:
      Warrants                                              1,679,728        1,679,757        1,679,804               NA
      Stock options                                             2,574              --               --                --
      Stock purchase plan                                      64,540           79,286          351,335               NA
                                                           ----------       ----------       ----------       ----------
   Denominator for diluted earnings (loss) per share       26,064,555       26,002,206       25,944,987       19,981,240
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

     The Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, on or after August 1, 2001, at the redemption prices set forth in the note agreement plus accrued and unpaid interest, if any, to the redemption date. Interest is payable semi-annually on February 1 and August 1 of each year.

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

Other

     Total cash interest paid for the transition period and fiscal years 2000, 1999 and 1998 was $22,636, $46,835, $41,502, and $33,397, respectively.

     Required principal payments of long-term debt and capitalized leases are as follows:

                        2001                        $   8,107
                        2002                            4,240
                        2003                          186,350
                        2004                           23,648
                        2005                            4,434
                        Thereafter                    300,612
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

     The changes in benefit obligations and plan assets, components of expense, and assumptions for the plans are as follows:

                                                                                        Post-Retirement Health Care
                                                    Pension Benefits                     and Life Insurance Plans
                                          -------------------------------------------------------------------------------------
                                                                                        Five
                                       Five Months                                     Months
                                          Ended                                        Ended
                                         Dec. 31        Year Ended July 31            Dec. 31         Year Ended July 31
                                          --------   --------   --------   --------   --------   --------   --------   --------
                                            2000       2000       1999       1998       2000       2000       1999      1998
                                          --------   --------   --------   --------   --------   --------   --------   --------
Change in benefit obligation
Benefit obligation at beginning of year   $ 24,444   $ 18,406   $ 17,656   $ 12,575   $ 15,734   $ 15,040   $ 13,006   $ 11,619
Service cost                                   711      2,618      2,111      2,012        959      2,782      3,538      3,384
Interest cost                                  749      1,584      1,237        930        524      1,028        924        637
Amendments                                     636      2,496         --       (430)        --         --         --         --
Actuarial (gain)/loss                         (334)       752     (1,636)     3,077      1,021       (404)    (2,428)    (2,634)
Benefits paid                                 (759)    (1,202)      (962)      (508)      (238)      (330)        --         --
Curtailment gains                               --       (210)        --         --         --     (2,382)        --         --
                                          --------   --------   --------   --------   --------   --------   --------   --------
Benefit obligation at end of year         $ 25,447   $ 24,444   $ 18,406   $ 17,656   $ 18,000   $ 15,734   $ 15,040   $ 13,006
                                          ========   ========   ========   ========   ========   ========   ========   ========

Change in plan assets
Fair value of plan assets at
 beginning of year                        $ 21,551   $ 16,749   $ 12,516   $  9,663   $     --   $     --       $ --        $--
Actual return on plan assets                  (170)     1,687      1,635      1,158         --         --         --         --
Employer contributions                          --      4,317      3,560      2,203        238         --         --         --
Benefits paid                                 (645)    (1,202)      (962)      (508)      (238)        --         --         --
                                          --------   --------   --------   --------   --------   --------   --------   --------
Fair value of plan assets at end of year  $ 20,736   $ 21,551   $ 16,749   $ 12,516   $     --    $    --   $     --   $     --
                                          ========   ========   ========   ========   ========   ========   ========   ========

Funded status                             $ (4,711)  $ (2,893)  $ (1,657)  $ (5,140)   (18,000)  $(15,734)  $(15,040)  $(13,006)
Unrecognized actuarial gain                   (304)    (1,014)    (1,819)      (322)  $ (4,794)    (5,905)    (6,010)    (3,488)
Unrecognized prior service cost              3,276      2,621        757        834         --         --         --         --
                                          --------   --------   --------   --------   --------   --------   --------   --------
Net amount recognized                     $ (1,739)  $ (1,286)  $ (2,719)  $ (4,628)  $(22,794)  $(21,639)  $(21,050)  $(16,494)
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


8.   STOCKHOLDERS' EQUITY

See Note 18 for a discussion of the Company's acquisition by Court Square, the subsequent merger of a subsidiary of Court Square into the Company and the Company's recapitalization, all effective March 14, 2001.

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

Warrants

     DRI issued warrants to purchase 1,680,000 shares of DRI Class A Common Stock at a price of $.0012 per share. The warrants were exercisable, in whole or in part, at any time through June 30, 2004.

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

     In December 1997, the Company adopted the Non-Qualified Stock Option Plan for Non-Employee Directors whereby non-employee directors are eligible to be granted non-qualified stock options. A total of 100,000 shares were initially reserved for grant under the plan. In December 2000, the stockholders of the Company approved an increase of 100,000 shares, resulting in a total of 200,000 shares authorized as of December 31, 2000. On December 16, 1997 and December 16, 1999, each non-employee director of the Company was granted options to purchase 2,000 shares.

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

                                                                               Year Ended July 31
                                                                       -----------------------------------
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

     The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                                                                           July 31
                                                                      December 31 -----------------------
                                                                         2000         2000         1999
                                                                      ---------    ---------     ---------
               Deferred tax assets:
                  Non-recurring charges                               $   5,358    $  11,079     $   2,244
                  Employee benefits                                      10,514       10,096         9,648
                  Inventories                                             4,326        4,609         4,576
                  Warranty                                                2,418        2,625         3,350
                  Non-compete agreements                                    824          824           789
                  Alternative minimum tax credits                         3,937        3,825         5,309
                  Net operating loss carryforwards                       15,025       12,414         7,925
                  Other                                                   8,239        6,656         1,615
                                                                      ---------    ---------     ---------
               Total deferred tax assets                                 50,641       52,128        35,456
                  Valuation allowance                                    (7,779)      (7,779)       (2,507)
                                                                      ---------    ---------     ---------
               Deferred tax assets net of valuation allowance            42,862       44,349        32,949

               Deferred tax liabilities:
                  Depreciation                                          (21,280)     (20,674)      (17,633)
                  Other                                                 (15,836)     (15,557)       (4,887)
                                                                      ---------    ---------     ---------
                     Total deferred tax liabilities                     (37,116)     (36,231)      (22,520)
                                                                      ---------    ---------     ---------
                  Net deferred tax asset                              $   5,746    $   8,118     $  10,429
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

     The Company is a multi-national corporation with operations in many countries, including the United States, Canada, Mexico, Brazil, Hungary, Poland, Germany, South Korea, the United Kingdom, Ireland, Belgium, Tunisia and the Netherlands. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the South Korean Won, the Mexican Peso and various European currencies. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both denominated in the local currency. From time to time, the Company enters into exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. Sales are attributed to geographic locations based on the location of product production.

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

     The following table sets forth the Guarantor and direct Non-Guarantor
Subsidiaries:

     Guarantor Subsidiaries                          Non-Guarantor Subsidiaries
     Delco Remy America, Inc.                        Delco Remy Hungary RT (formerly Autovill RT Ltd.)
     Nabco, Inc.                                     Power Investments Canada Ltd.
     The A&B Group, Inc.                             Remy UK Limited
     A&B Enterprises, Inc.                           Delco Remy International (Europe) GmbH
     Dalex, Inc.                                     Remy India Holdings, Inc.
     A&B Cores, Inc.                                 Remy Korea Holdings, Inc.
     R&L Tool Company, Inc.                          Alberta Ltd.
     MCA, Inc. of Mississippi                        World Wide Automotive Distributors, Inc.
     Power Investments, Inc.                         Kraftube, Inc.
     Franklin Power Products, Inc.                   Tractech (Ireland) Ltd.
     International Fuel Systems, Inc.                Central Precision Limited
     Power Investments Marine, Inc.                   Electro Diesel Rebuild BVBA
     Marine Corporation of America                   Electro-Rebuild Tunisia S.A.R.L.
     Powrbilt Products, Inc.                         Delco Remy Mexico, S. de R.L. de C.V.
     World Wide Automotive, Inc.                     Publitech, Inc.
     Ballantrae Corporation                          Delco Remy Brazil, Ltda.
     Tractech, Inc.                                  Western Reman Ltd.
     Williams Technologies, Inc.                     Engine Rebuilders Ltd.
     Western Reman, Inc.                             Reman Transport Ltd.
     Engine Master, L.P.                             Delco Remy Remanufacturing
     M & M Knopf Auto Parts, Inc.                    Delco Remy Germany GmbH
     Reman Holdings, Inc.                            Remy Componentes S. de R.L. de C.V.
     Remy International, Inc.                        Delco Remy Belgium BVBA
                                                     Magnum Power Products, LLC
                                                     Elmot-DR, Sp.z.o.o

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

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                             Condensed Consolidating Statement of Operations
                                                               For the Five Months Ended December 31, 2000
                                               ----------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors     Subsidiaries   Eliminations    Consolidated
                                               -----------    ------------    -----------     -----------       --------
Net sales                                      $       --     $    456,628    $   171,281     $  (184,843)(a)   $443,066
Cost of goods sold                                     --          392,758        147,600        (184,843)(a)    355,515
                                               -----------    ------------    -----------     -----------       --------
Gross profit                                           --           63,870         23,681             --          87,551
Selling, general and administrative expenses         5,275          23,472         15,399             --          44,146
Amortization of goodwill and intangibles                26           2,228            371             --           2,625
                                               -----------    ------------    -----------     -----------       --------
Operating (loss) income                             (5,301)         38,170          7,911             --          40,780
Interest expense                                   (13,753)         (7,661)          (376)            --         (21,790)
Non-operating income (expense)                      (1,124)            602            570             --              48
                                               -----------    ------------    -----------     -----------       --------
(Loss) income before income tax (benefit),
 minority interest in income of
 subsidiaries, loss from
 unconsolidated joint
 ventures and equity in earnings of subsidiaries   (20,178)         31,111          8,105             --          19,038
Income taxes (benefit)                              (7,331)         12,276          1,149             --           6,094
Minority interest in income of subsidiaries            --           (1,589)        (1,189)            --          (2,778)
Loss from unconsolidated joint ventures                --              --            (467)            --            (467)
Equity in earnings of subsidiaries                  22,546             --             --          (22,546)(b)         --
                                               -----------    ------------    -----------     -----------       --------
Net income (loss)                              $     9,699    $     17,246    $     5,300     $   (22,546)      $  9,699
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

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                             Condensed Consolidating Statement of Operations
                                                                    For the Year Ended July 31, 2000
                                              -----------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors     Subsidiaries   Eliminations    Consolidated
                                              -------------    ----------     ------------   ------------    ------------

Net sales                                      $       --     $  1,098,395    $   383,885     $  (391,342)(a) $1,090,938
Cost of goods sold                                     --          928,770        324,744        (391,342)(a)    862,172
                                               -----------    ------------    -----------     -----------    -----------
Gross profit                                           --          169,625         59,141             --         228,766
Selling, general and administrative expenses        13,922          67,152         26,977             --         108,051
Amortization of goodwill and intangibles               108           5,064            871             --           6,043
Non-recurring charge                                   --           30,133          5,089             --          35,222
                                               -----------    ------------    -----------     -----------    -----------
Operating (loss) income                            (14,030)         67,276         26,204             --          79,450
Interest expense                                   (30,259)        (16,646)        (1,861)            --         (48,766)
Non-operating income                                   --              --             288             --             288
                                               -----------    ------------    -----------     -----------    -----------
(Loss) income before income tax (benefit),
 minority interest in income of
 subsidiaries, income (loss) from
 unconsolidated joint
 ventures and equity in earnings of subsidiaries   (44,289)         50,630         24,631             --          30,972
Income taxes (benefit)                             (13,966)         20,553          4,873             --          11,460
Minority interest in income of subsidiaries            --           (3,244)        (3,498)            --          (6,742)
Loss from unconsolidated joint ventures                --              --            (352)            --            (352)
Equity in earnings of subsidiaries                  42,741             --             --          (42,741)(b)          --
                                               -----------    ------------    -----------     -----------    -----------
Net income (loss)                              $    12,418    $     26,833    $    15,908     $   (42,741)   $    12,418
                                               ===========    ============    ===========     ===========    ===========

-------------
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income (loss) from consolidated subsidiaries.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                             Condensed Consolidating Statement of Cash Flows
                                                                    For the Year Ended July 31, 2000
                                              -----------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors     Subsidiaries   Eliminations    Consolidated
                                              -------------    ----------     ------------   ------------    ------------
Operating Activities:
Net income (loss)                              $    12,418    $     26,833    $    15,908     $   (42,741)(a)    $12,418
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
Depreciation                                           --           19,044          7,082             --          26,126
Amortization                                           108           5,064            871             --           6,043
Minority interest in income of subsidiaries            --            3,244          3,498             --           6,742
(Income) loss from unconsolidated
 joint ventures                                        --              --             352             --             352
Equity (loss) in earnings of subsidiaries          (42,741)            --             --           42,741(a)         --
Deferred income taxes-current                         (373)            --          (2,775)            --          (3,148)
Post-retirement benefits other than pensions           --              589            --              --             589
Accrued pension benefits                               --           (2,057)           624             --          (1,433)
Non-cash interest expense                            1,092             671            --              --           1,763
Changes in operating assets and liabilities,
 net of acquisitions:
Accounts receivable                                    --           (2,046)           466             --          (1,580)
Inventories                                            --          (15,245)        (2,967)            --         (18,212)
Accounts payable                                       620          11,180          4,035             --          15,835
Intercompany accounts                               75,521         (76,633)         1,112             --             --
Other current assets and liabilities                 3,904         (14,184)        (5,111)            --         (15,391)
Non-recurring charge                                   --           30,133          5,089             --          35,222
Cash payments for non-recurring charges                --           (8,230)          (670)            --          (8,900)
Other non-current assets and liabilities, net       18,619          (8,150)         2,823             --          13,292
                                               -----------    ------------    -----------     -----------    -----------
Net cash provided by (used in)
 operating activities                               69,168         (29,787)        30,337             --          69,718
                                               -----------    ------------    -----------     -----------    -----------

Investing Activities:
Acquisitions, net of cash acquired                 (69,168)            --           1,163             --         (68,005)
Purchases of property and equipment                    --          (17,365)       (21,006)            --         (38,371)
                                               -----------    ------------    -----------     -----------    -----------
Net cash used in investing activities              (69,168)        (17,365)       (19,843)            --        (106,376)
                                               -----------    ------------    -----------     -----------    -----------
Financing Activities:
Net borrowing under revolving line
 of credit and other                                   --           48,060         (7,054)            --          41,006
Distributions to minority interests                    --              --          (1,200)            --          (1,200)
                                               -----------    ------------    -----------     -----------    -----------
Net cash provided by (used in)                         --           48,060         (8,254)            --          39,806
financing activities
                                               -----------    ------------    -----------     -----------    -----------
Effect of exchange rate changes on  cash               --              --            (635)            --            (635)
                                               -----------    ------------    -----------     -----------    -----------
Net increase in cash and cash
equivalents                                            --             908           1,605             --           2,513
Cash and cash equivalents
 at beginning of year                                  --             (242)        15,551             --          15,309
                                               -----------    ------------    -----------     -----------    -----------
Cash and cash equivalents at end of year       $       --     $        666    $    17,156     $       --     $    17,822
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

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                             Condensed Consolidating Statement of Operations
                                                                    For the Year Ended July 31, 1999
                                              ----------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors     Subsidiaries   Eliminations    Consolidated
                                              -------------    ----------     ------------   ------------    ------------
Net sales                                      $       --     $    953,652    $   266,447     $  (266,393)(a)   $953,706
Cost of goods sold                                     --          811,669        223,982        (264,749)(a)    770,902
                                               -----------    ------------    -----------     -----------    -----------
Gross profit                                           --          141,983         42,465          (1,644)(c)    182,804
Selling, general and administrative expenses        11,241          58,242         19,312             --          88,795
Amortization of goodwill and intangibles                 5           4,680            518             --           5,203
                                               -----------    ------------    -----------     -----------    -----------
Operating (loss) income                            (11,246)         79,061         22,635          (1,644)        88,806
Interest expense                                   (27,693)        (16,390)        (1,422)            --         (45,505)
                                               -----------    ------------    -----------     -----------    -----------
(Loss) income before income tax (benefit),
 minority interest in income of
 subsidiaries, income from
 unconsolidated joint ventures
 and equity in earnings of subsidiaries            (38,939)         62,671         21,213          (1,644)        43,301
Income taxes (benefit)                              (4,528)         15,584          5,997            (599)(c)     16,454
Minority interest in income of subsidiaries            --           (2,898)        (1,023)            --          (3,921)
Income from unconsolidated joint ventures              --              --           5,420             --           5,420
Equity in earnings of subsidiaries                  62,757             --             --          (62,757)(b)        --
                                               -----------    ------------    -----------     -----------    -----------
Net income (loss)                              $    28,346    $     44,189    $    19,613     $   (63,802)   $    28,346
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

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                             Condensed Consolidating Statement of Operations
                                                                              July 31, 1998
                                              ----------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors     Subsidiaries   Eliminations    Consolidated
                                              -------------    ----------     ------------   ------------    ------------
Net sales                                      $       --     $    833,952    $   138,016     $  (156,655)(a)   $815,313
Cost of goods sold                                     --          708,334        116,119        (156,655)(a)    667,798
                                               -----------    ------------    -----------     -----------    -----------
Gross profit                                           --          125,618         21,897             --         147,515
Selling, general and administrative expenses           175          67,362          9,400             --          76,937
Amortization of goodwill and intangibles               191           3,088            199             --           3,478
Non-recurring charge                                   --           26,515            --              --          26,515
                                               -----------    ------------    -----------     -----------    -----------
Operating (loss) income                               (366)         28,653         12,298             --          40,585

Interest expense                                   (24,911)        (15,179)          (201)             --        (40,291)
Non-operating expense                                  --              --            (428)            --            (428)
                                               -----------    ------------    -----------     -----------    -----------
(Loss) income before income tax (benefit),
 minority interest in income of
 subsidiaries, equity in earnings of
 subsidiaries, income from unconsolidated
 joint ventures, preferred dividend
 requirement of subsidiary and deemed
 dividend on preferred stock                       (25,277)         13,474         11,669             --            (134)
Income taxes (benefit)                              (9,415)          6,440          2,923             --             (52)
Minority interest in income of subsidiaries            --           (2,027)          (362)            --          (2,389)
Equity in earnings of subsidiaries                  11,842             --             --          (11,842)(b)        --
Income from unconsolidated joint ventures              --              --           2,568             --           2,568
Preferred dividend requirement of subsidiary           --              --             --             (645)(c)       (645)
Deemed dividend on preferred
 stock conversion                                      --              --             --           (1,639)        (1,639)
                                               -----------    ------------    -----------     -----------    -----------
(Loss) income from continuing operations            (4,020)          5,007         10,952         (14,126)        (2,187)
Extraordinary item:
Write-off of debt issuance costs (net of
 applicable income tax benefit)                        --           (1,833)           --              --          (1,833)
                                               -----------    ------------    -----------     -----------    -----------
Net (loss) income                              $    (4,020)   $      3,174    $    10,952     $   (14,126)   $    (4,020)
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

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                        Condensed Consolidating Statement of Cash Flows
                                                                                For the Year Ended July 31, 1998
                                                       --------------------------------------------------------------------------
                                                        Delco Remy
                                                       International                     Non-
                                                       Inc. (Parent    Subsidiary     Guarantor
                                                       Company Only)   Guarantors    Subsidiaries    Eliminations    Consolidated
                                                       -------------   ----------    ------------    ------------    ------------
Operating Activities:
Net income (loss)                                     $  (4,020)      $   3,174       $  10,952       $ (14,126)(a)      $  (4,020)
Extraordinary item                                           --           2,095              --              --              2,095
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
Depreciation                                                  7          12,634             950              --             13,591
Amortization                                                191           3,088             199              --              3,478
Minority interest in income of subsidiaries                  --           2,027             362              --              2,389
Income from unconsolidated joint ventures                    --              --          (2,568)             --             (2,568)
Equity in earnings of subsidiary                        (11,842)             --              --          11,842(a)              --
Deferred income taxes-current                           (10,325)         12,012              26              --              1,713
Post-retirement benefits other than pensions                 --           3,818              --              --              3,818
Accrued pension benefits                                     --              86              --              --                 86
Non-cash interest expense                                    --           2,387              --              --              2,387
Deemed dividend requirement of subsidiary                    --              --              --           1,639              1,639
Preferred dividend requirement of subsidiary                 --              --              --             645                645
Changes in operating assets and liabilities,
 net of acquisitions:
Accounts receivable                                          --          (4,136)         (4,296)             --             (8,432)
Inventories                                                  --         (15,428)         (1,972)             --            (17,400)
Accounts payable                                            (65)        (12,621)          5,113              --             (7,573)
Intercompany accounts                                   (98,447)        113,029         (14,582)             --                 --
Other current assets and liabilities                     (6,283)          3,951          (2,556)             --             (4,888)
Non-recurring charge                                         --          26,515              --              --             26,515
Cash payments for non-recurring charges                      --         (19,204)             --              --            (19,204)
Other non-current assets and liabilities, net            (9,914)         (6,912)         11,249              --             (5,577)
                                                     ----------       ---------       ---------       ---------          ---------
Net cash (used in) provided by
 operating activities                                  (140,698)        126,515           2,877              --            (11,306)

Investing Activities:
Acquisitions, net of cash acquired                      (34,358)             --          (1,364)             --            (35,722)
Purchase of property and equipment                           --         (22,545)         (1,645)             --            (24,190)
Investment in joint ventures                             (9,355)             --              --              --             (9,355)
                                                     ----------       ---------       ---------       ---------          ---------
Net cash used in
 investing activities                                   (43,713)        (22,545)         (3,009)             --            (69,267)

Financing Activities:
Proceeds from initial public offering                    51,336              --              --              --             51,336
Proceeds from issuances of long-term debt               141,375              --              --              --            141,375
Payments on long-term debt                               (8,300)       (137,486)             --              --           (145,786)
Net borrowing under revolving line of
 credit and other                                            --          32,137              61              --             32,198
                                                     ----------       ---------       ---------       ---------          ---------
Net cash provided by (used in)
 financing activities                                   184,411        (105,349)             61              --             79,123
Effect of exchange rate changes on  cash                     --              --            (487)             --               (487)
                                                     ----------       ---------       ---------       ---------          ---------
Net decrease in cash and cash equivalents                    --          (1,379)           (558)             --             (1,937)
Cash and cash equivalents at beginning of year               --           1,504           8,546              --             10,050
                                                     ----------       ---------       ---------       ---------          ---------
Cash and cash equivalents at end of year             $       --       $     125       $   7,988       $      --          $   8,113
                                                     ==========       =========       =========       =========          =========

-----------------
(a)      Elimination of equity in earnings of subsidiary.

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   Two Months   Three Months   Five Months
                                                      Ended         Ended         Ended
Transition Period Ended:                             9/30/00      12/31/00      12/31/00
                                                   ---------     ----------     ---------
Net sales                                          $ 183,210     $  259,856     $ 443,066
Gross profit                                          32,749         54,802        87,551
Net income                                             1,325          8,374         9,699
Basic earnings per common share                          .05            .35           .40
Diluted earnings per common share                        .05            .32           .37


Quarter Ended:                                      10/31/99       1/31/00       4/30/00        7/31/00      Total Year
                                                   ---------     ----------     ---------     ---------      -----------
Net sales                                          $ 277,189     $  260,037     $ 274,861     $ 278,851      $ 1,090,938
Gross profit                                          56,471         52,826        60,602        58,867          228,766
Net income (loss)                                      7,974          6,907        10,199       (12,662)          12,418
Basic earnings (loss) per common share                   .33            .29           .42          (.52)             .51
Diluted earnings (loss) per common share                 .31            .27           .39          (.52)             .48


Quarter Ended:                                      10/31/98       1/31/99       4/30/99        7/31/99      Total Year
                                                   ---------     ----------     ---------     ---------      -----------
Net sales                                          $ 232,785     $  222,324     $ 248,826     $ 249,771      $   953,706
Gross profit                                          39,576         43,824        49,443        49,961          182,804
Net income                                             5,388          5,856         8,174         8,928           28,346
Basic earnings per common share                          .23            .25           .34           .37             1.19
Diluted earnings per common share                        .21            .23           .32           .34             1.09

18.  SUBSEQUENT EVENTS

     On January 11, 2001, Citicorp Venture Capital Ltd. ("CVC"), through its affiliates Court Square and DRI Acquisition LLC ("DRI Acquisition"), a Delaware limited liability company (together the "CVC Group") commenced an initial tender offer to purchase the Company's Class A common shares not then owned directly or indirectly by CVC and subsequently merge DRI Acquisition with and into the Company (the "Merger"). As of December 31, 2000, CVC and its affiliates owned approximately 53% of the Company's combined outstanding Class A and Class B common stock. The initial tender offer price was $8.00 cash per share.

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

     Effective March 15, 2001, the Company's common stock, which had up to this date traded on the New York Stock Exchange under the ticker symbol "RMY," was delisted.

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

     The Company may not pay any dividend upon, or redeem or otherwise acquire shares of capital stock junior to the preferred stock (including the Company's common stock), except for dividends payable in junior stock, unless all cumulative dividends on the preferred stock have been paid in full. Upon liquidation, dissolution or winding up of the Company, holders of preferred stock are entitled to receive out of the Company's legally available assets, before any amount shall be paid to holders of junior stock, an amount equal to $100 per share of preferred stock, plus all accrued and unpaid dividends to the date of final distribution. If such available assets are insufficient to pay the holders of the outstanding shares of preferred stock in full, such assets, or the proceeds from the sale of the assets, will be distributed ratably among the holders of the preferred stock. The preferred stock is not mandatorily redeemable by the Company prior to April 16, 2021. The Company anticipates that the dividends on the preferred stock will accrue but not be paid. The ability to pay cash dividends, and to redeem the preferred stock, is subject to restrictions contained in the Company's credit facility and the indentures for our outstanding notes.

     These transactions did not constitute a "change of control" as referenced in the description of the Senior Subordinated Notes and Senior Notes (see Note
6).


ITEM 9 DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with the independent accountants.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Harold K. Sperlich, Chairman of the Board of Directors. Mr. Sperlich has been Chairman of the Board of Directors since the Company's inception in 1994. Since retiring from Chrysler Corporation in 1988, having served as its President, Mr. Sperlich has served as a consultant to the automotive industry. Before joining Chrysler in 1977, Mr. Sperlich held several senior administrative and operating posts with Ford Motor Company. Age: 71

Thomas J. Snyder, President, Chief Executive Officer and Director. Mr Snyder was elected Chief Executive Officer effective January 1, 2000. He was elected President, Chief Operating Officer and Director when the Company was founded in 1994. From 1973 to 1994, he held a variety of managerial and executive positions with the Delco Remy Division of General Motors Corporation. He is a member of the Board of the Indiana Chamber of Commerce and of Saint John's Health Systems. He is a member of the Board of Visitors of Hudson Institute and of Indiana University's Kelley School of Business in Indianapolis. Age: 56

E.H. Billig, Vice Chairman of the Board of Directors. Mr. Billig has been Vice Chairman of the Board of Directors since the Company's inception in 1994. Mr. Billig has been Chairman of the Board of MSX International, Inc. since 1997, where he was also, until January 2000, Chief Executive Officer. He was formerly President and Chief Operating Officer of MascoTech, Inc. He is also a director of Titan Wheel International, Inc. Age: 73

Richard M. Cashin, Jr., Director. Mr. Cashin has been a director since the Company's inception in 1994. Mr. Cashin was President from 1994 to April 2000 and a Managing Director for more than five years of CVC. Since April, he is a partner of Cashin Capital Partners, a private equity investment firm. In addition, Mr. Cashin serves as a director of Lifestyle Furnishings International Ltd., Fairchild Semiconductor Corporation, Freedom Forge, Euromax International, Plc., Hoover Group, Inc., Gerber Childrenswear Inc., JAC Holdings, GVC Holdings, MSX International, Inc. Titan Wheel International, Inc., and Flender AG. Age: 47

Michael A. Delaney, Director. Mr. Delaney has been a director since the Company's inception in 1994. Mr. Delaney has been a Managing Director of CVC since 1997 and a Vice President for more than the past five years. Mr. Delaney is Vice President and Managing Director of Court Square. Mr. Delaney is also a director of GVC Holdings, JAC Holdings, SC Processing, Inc., MSX International, Inc., International Knife and Saw, Inc., Great Lakes Dredge and Dock Corporation, Trianon Industries Inc., ChipPac Inc. and Strategic Industries Inc.
Age: 46

James R. Gerrity, Director. Mr. Gerrity has been a director since the Company's inception in 1994. From 1986 to 1993, Mr. Gerrity was President and a director of Dyneer Corporation. Mr. Gerrity currently is a director of Wescor Graphics, Inc., Ballantrae Corporation and Flender AG. Age: 59

Joseph M. Silvestri, Director. Mr. Silvestri has been a director since 2001. Mr. Silvestri has been a Vice President of CVC for over five years. Mr. Silvestri is also Vice President of Court Square. Mr. Silvestri is also a director of Triumph Group, Euramax International, MacDermid, and ISG Resources. Age: 39

Robert J. Schultz, Director. Mr. Schultz became a director in 1997. Mr. Schultz retired as Vice Chairman and a member of the Board of Directors of General Motors Corporation ("GM") in 1993. Mr. Schultz joined GM in 1955 and served as General Manger of GM's Delco Electronics Division and Group Executive of Chevrolet-Pontiac-GM of Canada. Mr. Schultz is also a director of MCT Corporation, and was Chairman of the Board of OEA, Inc. until its sale earlier this year. He is also a member of the Board of Trustees of California Institute of Technology. Age: 70

J. Timothy Gargaro, Senior Vice President and Chief Financial Officer. Mr. Gargaro joined Delco Remy in May 2000 from Lear Corporation. At Lear since 1993, Mr. Gargaro held several senior level finance positions within the organization. He served as Vice President of Finance for Lear's Ford and Chrysler divisions and Chief Financial Officer of European Operations in Frankfurt, Germany. Prior to Lear, he was the Chief Financial Officer of Ring Screw Works since 1989.
Age: 46

Joseph P. Felicelli, Group Vice President, Aftermarket. Mr. Felicelli has been Group Vice President since September 1997. Prior to joining the Company, Mr. Felicelli served in various management positions for Cooper Industries. Age: 54

Susan E. Goldy, Esquire, Senior Vice President and General Counsel. Ms. Goldy has been Senior Vice President and General Counsel since February 2000. Prior to that, she had been Vice President and General Counsel since 1997. Before joining the Company, she was a partner in the law firm of Dechert. Age: 46 his or her average compensation in the three full calendar years immediately preceding the termination of employment) and continuation of medical, dental and life insurance benefits for a period of one year after the termination of employment with the Company.

   Payments and other benefits received by Mr. Snyder will be subject to gross-up tax treatment so that the Company will compensate Mr. Snyder for any excise taxes applicable to payments and other benefits, including the gross-up payment, received by him upon a change of control. Payments and other benefits received by the other eligible executives will be subject to cut-back treatment so that any payments or other benefits to be received by any of them will be reduced to a level which eliminates any excise taxes. Under some circumstances, the present value of the payments and other benefits to be provided to the executives in connection with a change of control will not be deductible by the Company.

Amendments to Benefit Plans

   As a condition to the execution of the change of control agreements, the Company required the applicable executive officers to agree to amendments to the Company's benefit plans. The Company amended the definition of "Change in Control" in the Delco Remy International, Inc. Supplemental Executive Retirement Plan (the "Executive Retirement Plan") to conform to the definition contained in the change of control agreements. In addition, the Company amended the Executive Retirement Plan to provide that, upon a change in control, the Company will not be required to place any funds in trust unless the board of directors determines in good faith that the change in control or any related or contemplated financing transaction will impair in any material respect the financial condition or creditworthiness of the Company or any other surviving successor or entity. The Company further amended the Executive Retirement Plan to remove the provision providing for accelerated vesting of benefits upon a change in control. All affected persons consented to the amendments.

Split-Dollar Insurance Agreements

   The Company entered into Collateral Assignment Split-Dollar Insurance Agreements, effective as of August 1, 2000, with certain key management employees. The employees own the life insurance policies. However, they have assigned the policies to the Company as security for the repayment of premiums paid by the Company. The Company's interest in the cash value of the policy is equal to the premium paid by the Company, and the employees have a remaining interest in the cash value. If an employee dies while the collateral assignment is in place, the Company has a right to receive a portion of the death benefit equal to the amount of the premiums previously paid by the Company, with any excess payable to designated beneficiaries of the employee. Under the agreements, the employee is provided with life insurance protection under a universal life insurance product. The collateral assignment will terminate on the first to occur of the following events:

  .  total cessation of the business;

  .  bankruptcy, receivership or dissolution of the Company;

  .  surrender or cancellation of the policy by the employee;

  . employee entering into competition with the Company or one of its affiliates;

  . the delivery by the employee of a written notice terminating the agreement;

  .  death of the employee;

  .  termination of the employee's employment with the Company for cause; or

  .  as of the date the employee turns 65.

Upon the occurrence of any of these events other than death of an employee, the employee has an option to tender an amount equal to the amount of the premiums paid by the Company under the agreements, and upon receipt of the repayment the Company will release the assignment of the policy by the employee. Messrs Snyder, Gargaro, Felicelli, English and Stanley and Ms. Goldy are parties to the agreements.

   As a condition to execution of the change of control agreements, the Company required the applicable executives to agree to amend the agreements to conform the definition of change in control to the definition included in the change of control agreements. The Company also amended the agreements to provide that the Company's obligations to place substantial sums in trust for the benefit of the beneficiaries in connection with a change in control will be triggered only if the board of directors determines in good faith that the change in control or any related or contemplated financing transaction will impair in any material respect the financial condition or creditworthiness of the Company or any other surviving or successor entity.

Employment Agreement

   The Company entered into an employment agreement with Mr. Snyder which provides for his employment until July 2001. Mr. Snyder's agreement will automatically extend for successive additional 12-month periods after July 2001 until notice by either the Company or Mr. Snyder. Mr. Snyder receives an annual base salary of $350,000, subject to merit increases as determined by the board of directors, plus annual performance bonuses as determined by the board of directors. The agreement provides that Mr. Snyder may not engage in any business competitive with the Company while employed by the Company and for a period of one year thereafter.

Director Compensation

   Mr. Sperlich received $110,625 in directors fees during the five-month transition period ending December 31, 2000 for services related to special

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of March 14, 2001 with respect to shares of each class of common stock beneficially owned by (i) each person or group that is known to the Company to be the beneficial owner of more than 5% of each class of outstanding common stock, (ii) each director and named executive officer of the Company and (iii) all directors and executive officers of the Company as a group.

                                                  Number and Percent of Shares
                          -----------------------------------------------------------------------------------
                            Preferred Stock       Class A Stock(1)  Class B Stock(1)       Class C Stock(1)
                          ----------------------- ---------------- --------------------- --------------------
Name of Beneficial Owner     Number       Percent  Number  Percent   Number      Percent    Number    Percent
------------------------  ------------    ------- -------- ------- ----------    ------- ------------ -------
Court Square Capital      1,867,493.24(3)  89.24% 1,000.00   100%  205,037.78(3)   58.5% 2,019,387.42   100%
 Limited(2).............
 399 Park Avenue
 New York, New York
 10043
DRI Group LLC(4)........    198,136.02      9.47%      --    --    214,357.68     61.21%          --    --
 c/o Court Square
 Capital Limited
 399 Park Avenue
 New York, New York
 10043
World Equity Partners,      144,725.44(5)   6.47%      --    --    156,574.31(5)  30.90%          --    --
 L.P. ..................
 399 Park Avenue
 New York, NY 10043
Harold K. Sperlich......           --        --        --    --           --        --            --    --
Thomas J. Snyder(6).....      9,174.56      0.44%      --    --     51,425.69     14.68%          --    --
J. Timothy Gargaro......           --        --        --    --           --        --            --    --
Joseph P. Felicelli.....      1,257.73      0.06%      --    --     13,465.97      3.85%          --    --
Susan E. Goldy..........      1,921.06      0.09%      --    --     14,078.34      4.02%          --    --
Roderick English........      2,618.84      0.13%      --    --     14,833.25      4.24%          --    --
Patrick C. Mobouck......        327.36      0.02%      --    --     13,354.16      3.81%          --    --
Richard Stanley.........      5,728.72      0.27%      --    --     19,697.73      5.62%          --    --
E.H. Billig.............           --        --        --    --           --        --            --    --
Richard M. Cashin,
 Jr.(7).................      8,614.61      0.41%      --    --      9,319.90      2.66%          --    --
Michael A. Delaney......           --        --        --    --           --        --            --    --
James R. Gerrity(8).....      4,307.30      0.21%      --    --      4,659.94      1.33%          --    --
Robert J. Schultz.......           --        --        --    --           --        --            --    --
Joseph M. Silvestri.....           --        --        --    --           --        --            --    --
All directors and
 executive officers as a
 group (9 persons)......     35,535.27      1.70%      --    --    145,149.84     41.45%          --    --

---------------------
(1) The original holders of the voting Class A Common Stock are entitled to a number of votes equal to 51% of the total number of votes entitled to be cast by the holders collectively owning all of the Class A Common Stock and the Class B Common Stock. The holders of Class B Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Except as required by law, the holders of Class C Common Stock have no voting rights. The Class A Common is convertible into an equal number of shares of Class B Common Stock, the Class B Common Stock is convertible into an equal number of shares of Class C Common Stock and the Class C Common Stock is convertible into an equal number of shares of Class B Common Stock.
(2) Court Square is a Delaware corporation principally engaged in the business of making leveraged acquisitions. Court Square is owned by Citicorp
     Banking Corporation, a Delaware corporation. Citicorp, a Delaware corporation, owns all of the outstanding capital stock of Citicorp Banking Corporation. Citigroup Holdings Company, a Delaware corporation, owns all of the outstanding common stock of Citicorp. Citigroup Inc., a Delaware corporation, or Citigroup, owns all the outstanding common stock of Citigroup Holdings Company.
(3) All shares of Class B Common Stock and 189,521.41 shares of preferred stock reported for Court Square above are held by DRI Group. Court Square may be deemed to beneficially own these shares as a result of its affiliation with DRI Group. Court Square disclaims beneficial ownership of all shares held by DRI Group, except for those shares reported by Court Square above.
(4) DRI Group is a Delaware limited liability company owned by Court Square and Richard M. Cashin, Jr., one of our directors. Court Square holds 2,200,000 Class B common units of DRI Group that it received in exchange for 2,200,000 shares of our Class A common stock prior to the going private transaction (the "Old Class A Common Stock"). Mr. Cashin holds 100,000 Class A common units of DRI Group that he received in exchange for 100,000 shares of Old Class A Common Stock.
(5) Issuable upon exercise of a warrant to purchase a total of 156,574.31 shares of Class B Common Stock at an exercise price of $0.00119 per share and 144,725.44 shares of preferred stock at an exercise price of $0.01253 per share, subject to anti-dilution adjustments in some circumstances.
(6)  Includes 1,292.19 shares of Preferred Stock and 14,397.98 shares of Class
     B Common Stock held by Daisy Farm Limited Partnership of which Mr. Snyder is the general partner.

(7) Richard M. Cashin, Jr., a director of the Company, is affiliated with DRI Group in the capacities described under "Management--Directors, Executive Officers and Key Employees" and footnote (4) above. All shares reported for Mr. Cashin above are held by DRI Group. Mr. Cashin may be deemed to beneficially own these shares as a result of his affiliation

PART IV

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

3.   Exhibits

     The following exhibits have been filed as part of this report in response to Item 14(c) of Form 10-K:

(1) 2.1 Agreement and Plan of Merger dated as of February 7, 2001 by and among Court Square Capital Limited, DRI Acquisition LLC and the Company

(14) 2.2  Amendment No. 1 to Agreement and Plan of Merger

(14) 3.1  Amended and Restated Certificate of Incorporation

(14) 3.2  By-laws of the Company

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

(2) 10.4 Trademark License, dated July 31, 1994, by and among DRA, DR International, Inc. and GM

(2) 10.5 Tradename License Agreement, dated July 31, 1994, by and among DRA, DR International, Inc. and GM

(2) 10.6 Partnership Agreement of Delco Remy Mexico S. de R.L. de C.V., dated April 17, 1997

(3)   10.7 Joint Venture Agreement, dated , by and between Remy Korea Holdings,
           Inc. and S.C. Kim

(14)  10.8 Securities Transfer, Recapitalization and Holders Agreement dated
           March 14, 2001 by and among the Company, DRI Acquisition Corporation, Court Square Capital Limited, World Equity Partners, L.P., DRI Group LLC and the Continuing Investors named therein

(14)  10.9 Registration Rights Agreement dated March 14, 2001 by and among the
           Company, Court Square Capital Limited, World Equity Partners, L.P., DRI Group LLC and the Continuing Investors named therein

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

(2)  10.14 Contingent Purchase Price Note of DRA, in favor of GM, dated July,
           31, 1994

(3)  10.15 Lease by and between ANDRA L.L.L. and DRA, dated February 9, 1995

(3)  10.16 Lease by and between Eagle I L.L.C. and DRA, dated August 11, 1995

(8)  10.20 Starter Motor Pricing Agreement, dated March 17, 1999, by and between
           DRA and GM ("Pricing Adjustment Agreement").

(14) 10.21 Preferred Stockholders Agreement dated March 14, 2001 by and among
           Court Square Capital Limited, World Equity Partners, L.P., DRI Group LLC and the Continuing Investors named therein

(14) 10.22 Stock Purchase Warrant dated March 14, 2001 issued by the Company to
           World Equity Partners, L.P.

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

(14) 21    Subsidiaries of the Registrant

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


(14) Incorporated by reference to the Exhibit of the same number to the Company's Form 10-K for the transition period from August 1, 2000 to December 31, 2000 filed by the Company on March 30, 2001.

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

                                                    Date: July 3, 2001

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

By:  /S/ E.H. Billig
     -------------------------
     E.H. Billig
     Vice Chairman of the
     Board of Directors                  Date: July 3, 2001

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