Form 10-K/A
period 2000-12-31
DELCO REMY INTERNATIONAL INC
filed 2001-07-18
CIK 1046859

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

         Amendment No. 2 to Form 10-K originally filed March 30, 2001

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

This amendment reflects changes to Amendment No. 1 to the Company's Form 10-K originally filed July 6, 2001 as set forth below:

Portions of Items 10, 11 and 12, and all of Item 13, which were not filed in Amendment No. 1 due to a transmission error, have been included in this amendment.

                        DELCO REMY INTERNATIONAL, INC.
                       TRANSITION REPORT ON FORM 10-K/A
                               DECEMBER 31, 2000

                               TABLE OF CONTENTS

PART I                                                                                              PAGE
Item 1.      Business                                                                                  3
Item 2.      Properties                                                                               12
Item 3.      Legal Proceedings                                                                        13
Item 4.      Submission of Matters to a Vote of Security Holders                                      14

PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters                    15
Item 6.      Selected Financial Data                                                                  16
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations    16
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                               22
Item 8.      Financial Statements and Supplementary Data                                              23
Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure     61

PART III
Item 10.     Directors and Executive Officers of the Registrant                                       62
Item 11.     Executive Compensation                                                                   63
Item 12.     Security Ownership of Certain Beneficial Owners and Management                           66
Item 13.     Certain Relationships and Related Transactions                                           67

PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         70

             SIGNATURES                                                                               73


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

Allen R. Wilkie, Vice President and Operations Controller. Mr. Wilkie has been Vice President and Operations Controller since June 2000 and Operations Controller since March 1996. Prior to that, Mr. Wilkie served as Vice President, Controller of Ameron International, Inc. from March 1994 through March 1996. Age 50

Richard L. Reinhart, Vice President and Controller. Mr. Reinhart joined Delco Remy in January 2001. Prior to that, Mr. Reinhart had been with Lear Corporation since November 1996, most recently as Financial Director of Lear's Ford European Group. Prior to Lear, Mr. Reinhart had been with Allied Signal since 1978 in various management positions, most recently as Group Controller of the Filter and Spark Plug Group in Allied Signal's Automotive Sector. Age: 45

Steven P. Clemens, Vice President and Assistant Treasurer. Mr. Clemens joined the Company in January 2001. Prior to that, Mr. Clemens had been Managing Director for Banc One Capital Markets, Inc. since 1997. Prior to that, he served as a loan officer for NBD Bank. Age 39

Patrick C. Mobouck, Vice President-Managing Director, Europe. Mr. Mobouck has been Vice President-Managing Director, Europe since July 1997. He has also been Chairman of Autovill since August 1997. Before joining the Company, Mr. Mobouck was with Monroe Auto Equipment since 1987, most recently as Managing Director-Europe, Middle East and Africa. Age: 46

Richard L. Stanley, President, Delco Remy America. Mr. Stanley has been President of Delco Remy America since November 1998. Prior to that, Mr. Stanley had been Senior Vice President, Automotive Systems since the Company's inception in 1994. Mr. Stanley joined the Delco Remy Division of GM in 1978, serving most recently as Director of Customer Programs since 1992 and as European Chief Engineer since 1988. Age 44

ITEM 11   EXECUTIVE COMPENSATION

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

Executive Compensation

     The following table sets forth, for the five-month transition period ending December 31, 2000 and the three years ending July 31, 2000, the information regarding the cash compensation paid by the Company, as well as other compensation paid or accrued for that period, to each of the executive officers of the Company named below, in all capacities in which they served.

                          Summary Compensation Table

                                                            Long Term
                                                         Compensation(1)
                                                         ---------------
                                      Compensation         Securities
Name and Principal                 ------------------      Underlying         All Other
     Position             Year     Salary($) Bonus($)      Options(#)      Compensation($)
------------------        ----     --------- --------    ---------------   ---------------
                                      (dollars in
                                       thousands)
Harold K. Seprlich......  2000(2)      --      206.3            --              110.6(4)
 Chairman of the Board    2000       123.6     262.2          7,000             252.2(4)
                          1999       295.0     292.4          7,000              23.9(4)
                          1998       275.0     280.5          6,900              29.6(4)

Thomas J. Snyder........  2000(2)    158.3     244.7         52,100               5.5(5)
 President and Chief      2000       350.0     387.3          7,000              17.3(5)
  Executive Officer       1999       295.0     292.4          7,000              13.8(5)
                          1998       275.0     280.5          6,900               9.7(5)

J. Timothy Gargaro(3)...  2000(2)    105.8      37.7         16,000               1.4(6)
 Senior Vice President    2000        62.5      62.7         20,000               0.2(6)
  and Chief Financial     1999         --        --             --                --
  Officer                 1998         --        --             --                --

Joseph P. Felicelli.....  2000(2)    110.3      80.4         16,575               5.8(7)
 Group Vice President,    2000       260.0     103.3          5,000              10.8(7)
  Aftermarket             1999       235.0      92.4          5,000              13.7(7)
                          1998       193.3     115.3          5,500               8.8(7)

Richard L. Stanley......  2000(2)    117.3     143.4         17,550               1.2(8)

President, Delco Remy      2000     275.0     218.6     5,000        11.2(8)
 America                   1999     220.0     135.6     5,000         7.0(8)
                           1998     175.0     127.3     4,400         4.9(8)


Susan E. Goldy...........  2000(2)  104.2     102.9    12,150         9.2(9)
 Senior Vice President     2000     245.0     162.8     3,500        22.5(9)
  and General Counsel      1999     230.0     136.7     3,500        23.1(9)
                           1998     225.2     125.3     5,300        22.6(9)


--------------------
(1) All options held by the executive officers and directors listed in this table were subsequently cancelled on March 14, 2001. See the Section below entitled "Stock Options" for more information.
(2)  For the five-month transition period ending December 31, 2000.
(3)  Mr. Gargaro joined the Company in May 2000.
(4) Includes the following: (i) $5,509 and $1,375 in matching contributions under the Company's 401(k) Plan in fiscal years 1999 and 1998, respectively, (ii) $6,824, $2,000 and $3,146 in salaried medical retiree benefits in fiscal years 2000, 1999 and 1998 respectively; (iii) $9,601, $16,385 and $25,040 in premiums paid under a life insurance policy in fiscal years 2000, 1999 and 1998, respectively: and (iv) $110,625 and $235,733 in directors fees in the five-month transition period ending December 31, 2000 and fiscal year 2000, respectively. See the section above entitled "Director Compensation and Arrangements" for more information.
(5) Includes the following: (i) $7,778, $5,875 and $2,578 in matching contributions under the Company's 401(k) Plan in fiscal years 2000, 1999 and 1998, respectively: and (ii) $5,512, $9,542, $7,947 and $7,139 in premiums paid under a life insurance policy in the five-month transition period ending December 31, 2000 and the fiscal years 2000, 1999 and 1998, respectively.
(6) Includes the following: (i) $235 in salaried medical retiree benefits in the fiscal year 2000: and (ii) $1,365 in premiums paid under a life insurance policy in the five-month transition period ending December 31, 2000.
(7)  Includes the following in the five-month transition period ending
     December 31, 2000 and fiscal years 2000, 1999, and 1998, respectively: (i) $967, $3,821, $6,919 and $3,850 in matching contributions under the Company's 401(k) Plan: (ii) $2,000, $2,000, $2,000 and $2,000 in salaried medical retiree benefits: and (iii) $2,799, $4,930, $4,759 and $2,967 in premiums paid under a life insurance policy.
(8) Includes the following: (i) $9,216, $5,826 and $3,142 in matching contributions under the Company's 401(k) Plan in fiscal years 2000, 1999 and 1998, respectively; and (ii) $1,178, $1,958, $1,138 and $1,797 in premiums paid under a life insurance policy in the five-month transition period ending December 31, 2000 and fiscal years 2000, 1999 and 1998 respectively.
(9) Includes the following: (i) $3,683, $4,211 and $3,097 in matching contributions under the Company's 401(k) Plan in fiscal years 2000, 1999 and 1998, respectively; (ii) $2,000, $2,000, $2,000 and $2,700 in salaried medical retiree benefits in the five-month transition period ending December 31, 2000 and fiscal years 2000, 1999 and 1998, respectively; (iii) $1,294, $2,310, $2,240 and $1,567 in premiums paid under a life insurance policy in the five-month transition period ending December 31, 2000 and fiscal years 2000, 1999 and 1998. respectively; and (iv) $5,939, $14,525, $14,622 and $15,233 in living allowances in the five-month transition period ending December 31, 2000 and fiscal years 2000, 1999 and 1998, respectively.

Stock Options

     In conjunction with the Merger of DRI Acquisition into the Company on March 14, 2001 pursuant to the Agreement and Plan of Merger, all previously existing stock options held by executive officers and directors of the Company were cancelled and both the Company's 1997 Stock-Based Incentive Compensation Plan and the Company's 1997 Non-Qualified Stock Option Plan for Non-Employee Directors were terminated. Further more, no options were exercised during the period form August 1, 2000 to the date of the merger. There are currently no options outstanding to purchase securities of the Company. See Item 13, "Certain Relationships and Related Transactions", for a description of other agreements entered into between the Company and its executive officers and directors as a result of the transactions contemplated by the Merger.

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

Change of Control Agreements

     The Company executed change of control agreements with the following executive officers: Mr. Snyder, Mr. Gargaro, Mr. Felicelli, Mr. Stanley, Ms. Goldy, Mr. English and Mr. Mobouck. These agreements entitle each of the eligible executive officers to receive payments and benefits upon the occurrence of a change of control of the Company followed by termination of the executive's employment within the two years immediately following the change of control under specified circumstances. In case of Mr. Snyder, the total payment will be equal to $2.7 million, and he will be entitled to receive continuation of medical, dental and life insurance benefits until his sixty-fifth birthday. Each eligible executive officer other than Mr. Snyder will receive a payment of $1.0 million (or if the termination occurs after the first two years following execution of the change of control agreements, three times his or her average compensation in the three full calendar years immediately preceding the termination of employment) and continuation of medical, dental and life insurance benefits for a period of one year after the termination of employment with the Company.

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

(7) Richard M. Cashin, Jr., a director of the Company, is affiliated with DRI Group in the capacities described under "Management--Directors, Executive Officers and Key Employees" and footnote (4) above. All shares reported for Mr. Cashin above are held by DRI Group. Mr. Cashin may be deemed to beneficially own these shares as a result of his affiliation with DRI Group. Mr. Cashin disclaims beneficial ownership of all shares held by DRI Group, except for those shares reported by Mr. Cashin above.
(8) Includes 4,194 shares of Class B Common Stock and 466 shares of Class B Common Stock held by The James R. Gerrity Living Trust and The Susan Gerrity Living Trust, respectively.

     In connection with the March 14, 2001 merger of DRI Acquisition with and into the Company, the Company adopted its Amended and Restated Certificate of Incorporation, which is attached hereto as Exhibit 3.1 and the terms of which are incorporated herein by reference. The Company recapitalized it capital stock into three classes of common stock, Class A, Class B and Class C, and one class of preferred stock. Mr. Cashin disclaims beneficial ownership of these shares.

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

     As part of the transactions contemplated by the Securities Transfer, Recapitalization and Holders Agreement (the "Securities Holders Agreement"), (as described below) some directors, executive officers and shareholders of the Company exchanged pre-capitalization securities of the Company for the number of post-recapitalization securities of the Company as are listed below besides such director's, officer's or shareholder's name:


                                       Pre-recap       Pre-recap     New         New             New         Preferred
                                       Class A To      Class B To  Class A     Class B         Class C         Stock
     Director/Executive                   Be              Be        To Be       To Be           To Be          To Be
     Officer/Shareholder               Exchanged       Exchanged    Issued      Issued          Issued         Issued
     -------------------               ---------       ---------    ------      ------          ------         ------
Court Square Capital Limited          15,400,156       6,278,055     1,000          0        2,019,387.42   1,867,493.24
DRI Group LLC/1/                       2,300,000               0         0    214,357.68             0        198,136.02
James R. Gerrity                          50,000/2/            0         0      4,659.94/3/          0          4,307.30/4/
Roderick English                          42,400               0         0     14,833.25             0          2,618.84
Joseph Felicelli                          25,400               0         0     13,465.97             0          1,257.73
J. Timothy Gargaro                             0               0         0          0                0              0
Susan Goldy                               34,300               0         0     14,078.34             0          1,921.06
Richard Keister                           21,000               0         0      4,314.86             0          1,585.09
Patrick Mabouck                           16,800               0         0     13,354.16             0            327.56
Thomas J. Snyder                          12,000               0         0     37,027.71             0          7,882.37
Daisy Farm Limited Partnership/5/         28,000               0         0     14,397.98             0          1,292.19
Richard and Sandra Stanley                80,000               0         0     19,697.73             0          5,728.72
World Equity Partners, L.P.            1,680,000/6/            0         0    156,574.31/7/          0        144,725.44/7/

---------------

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

     In connection with the foregoing, the Company and the Company's stockholders also entered into a Registration Rights Agreement. According to the Registration Rights Agreement, upon the written request of Court Square or World Equity Partners, L.P. the Company will prepare and file a registration statement with the Securities and Exchange Commission concerning the distribution of all or part of the shares held by such party and use its best efforts to cause such registration statement to become effective. If at any time the Company files a registration statement for common stock pursuant to a request by either Court Square or World Equity Partners or otherwise, the Company will allow the other parties to the Registration Rights Agreement to have their shares of common stock (or a portion of their shares under certain circumstances) included in the registered offering of the common stock. The Company is not bound by this requirement if it is filing a registration statement on Form S-8, Form S-4 or any similar form, a registration statement filed in connection with a share exchange or an offering solely to the Company's employees or existing stockholders, or a registration statement registering a unit offering. The Company will pay the registration expenses of the selling stockholders (other than underwriting commissions, brokerage fees and transfer taxes applicable to the shares sold by such stockholders or the feed and expenses of any accountants or other representatives retained by a selling stockholder). The Registration Rights Agreement is attached hereto as Exhibit 10.9 and the terms of the Registration Rights Agreement are incorporated herein by reference.

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

     As a condition to execution of the Change of Control Agreements, the Company required the applicable executive to agree to Amend the Agreements to conform the definition of Change in Control to the definition set forth in the Change of Control Agreements. The Company also amended the Agreements to provide that the Company's obligations to place substantial sums in trust for the benefit of the beneficiaries in connection with a Change in Control will be triggered only if the Board of Directors of the Company determines in good faith that the Change in Control or any related or contemplated financing transaction will impair in any material respect the financial condition or creditworthiness of the Company or any other surviving or successor entity. A form of Amendment Number One to the Collateral Assignment Split-Dollar Insurance Agreements executed by the Company and each of the applicable executives is filed as
Exhibit 10.26.

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