Form 10-Q
period 2001-06-30
DELCO REMY INTERNATIONAL INC
filed 2001-08-14
CIK 1046859

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


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001         COMMISSION FILE NO. 1-13683


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


             Yes   X                           No
                  ---                              ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



                                          Number of common shares outstanding
        Class                                     as of July 20, 2001
-----------------------                   -----------------------------------


Common Stock - Class A                                 1,000
Common Stock - Class B                               848,286.57
Common Stock - Class C                              1,677,862.79

================================================================================

                 Delco Remy International, Inc. and Subsidiaries


                                      INDEX

PART I                                FINANCIAL INFORMATION                       Page

     Item 1      Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets..........................     3

                 Condensed Consolidated Statements of Operations................     4

                 Condensed Consolidated Statements of Cash Flows................     5

                 Notes to Condensed Consolidated Financial Statements...........     6

     Item 2      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..........................................    19

PART II          OTHER INFORMATION

     Item 5      Other Information..............................................    22

     Item 6      Exhibits and Reports on Form 8-K...............................    22

SIGNATURES       ...............................................................    23


                          PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

                Delco Remy International, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                (in thousands)




                                                                         June 30,                   December 31,
                                                                           2001                         2000
                                                                   -----------------------      -------------------
                                                                        (unaudited)

Assets
Current assets:
 Cash and cash equivalents                                              $     20,871              $    24,380
 Trade accounts receivable, net                                              199,816                  173,466
 Other receivables                                                            18,442                   16,205
 Inventories                                                                 306,831                  293,824
 Deferred income taxes                                                        15,737                   16,539
 Other current assets                                                         13,874                    8,909
                                                                    ----------------          ---------------
Total current assets                                                         575,571                  533,323

Property and equipment                                                       312,067                  305,583
Less accumulated depreciation                                                118,081                  105,743
                                                                    ----------------          ---------------
 Property and equipment, net                                                 193,986                  199,840

Deferred financing costs                                                      13,826                    8,694
Goodwill (net of accumulated amortization)                                   184,113                  169,238
Investments in joint ventures                                                  9,305                    7,016
Other assets                                                                   7,037                    6,359
                                                                    ----------------          ---------------
 Total assets                                                           $    983,838              $   924,470
                                                                    ================          ===============

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                       $    158,309              $   156,075
 Accrued interest payable                                                     10,536                    9,133
 Accrued non-recurring charges                                                 6,912                    7,692
 Other liabilities and accrued expenses                                       40,441                   33,790
 Current debt                                                                  7,754                    8,107
                                                                    ----------------          ---------------
Total current liabilities                                                    223,952                  214,797

Deferred income taxes                                                          9,990                   10,155
Long-term debt, less current portion                                         562,574                  519,284
Post-retirement benefits other than pensions                                  24,671                   22,794
Accrued pension benefits                                                       4,378                    4,424
Other noncurrent liabilities                                                  14,656                    3,884
Commitments and contingencies
Minority interest in subsidiaries                                             28,234                   28,014

Stockholders' equity:
 Preferred stock - Series A                                                       21                        -
 Common stock:
   Class A shares                                                                  -                      182
   Class B shares                                                                  1                       63
   Class C shares                                                                  2                        -
 Paid-in capital                                                             231,752                  104,176
 Retained earnings (deficit)                                                 (96,505)                  34,269
 Accumulated other comprehensive loss                                        (19,888)                 (17,236)
 Stock purchase plan                                                               -                     (336)
                                                                    ----------------          ---------------
Total stockholders' equity                                                   115,383                  121,118
                                                                    ----------------          ---------------
 Total liabilities and stockholders' equity                             $    983,838              $   924,470
                                                                    ================          ===============



           See Notes to Condensed Consolidated Financial Statements

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                                (in thousands)




                                                        Three Month Period                            Six Month Period
                                                           Ended June 30                                Ended June 30
                                             --------------------------------------        ------------------------------------
                                                   2001                  2000                   2001                 2000
                                             ----------------      ----------------        ---------------      ---------------


Net sales                                            $271,316              $283,534               $532,979             $559,649
Cost of goods sold                                    216,355               224,227                429,731              440,176
                                             ----------------      ----------------        ---------------      ---------------
Gross profit                                           54,961                59,307                103,248              119,473

Selling, general and administrative expenses           24,784                28,704                 52,653               54,921
Amortization of goodwill and intangibles                1,554                 1,533                  3,114                2,978
Non-recurring charge                                        -                35,222                      -               35,222
                                             ----------------      ----------------        ---------------      ---------------
Operating income (loss)                                28,623                (6,152)                47,481               26,352
Interest expense                                      (15,353)              (13,178)               (28,647)             (24,281)
Non-recurring merger/tender offer expenses                  -                     -                 (3,676)                   -
Other non-operating expense                            (1,872)                 (234)                (3,283)                (621)
                                             ----------------      ----------------        ---------------      ---------------

Income (loss) before income taxes (benefit),
 minority interest in income of subsidiaries
  and loss from unconsolidated joint ventures          11,398               (19,564)                11,875                1,450
Income tax expense (benefit)                            3,647                (7,331)                 3,799                  537
Minority interest in income of subsidiaries            (2,500)               (1,595)                (4,322)              (3,312)
Loss from unconsolidated joint ventures                  (131)                 (428)                  (522)                (456)
                                             ----------------      ----------------        ---------------      ---------------

Income (loss) before extraordinary item                 5,120               (14,256)                 3,232               (2,855)
Extraordinary item:
   Gain on early extinguishment of debt, net
     of income tax                                        698                     -                    698                    -
                                             ----------------      ----------------        ---------------      ---------------

Net income (loss)                                       5,818               (14,256)                 3,930               (2,855)

Preferred stock dividends                               7,361                     -                  7,361                    -
                                             ----------------      ----------------        ---------------      ---------------

Loss attributable to common stockholders             $ (1,543)             $(14,256)              $ (3,431)            $ (2,855)
                                             ================      ================        ===============      ===============

           See Notes to Condensed Consolidated Financial Statements

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                            Six-Month Period
                                                                              Ended June 30
                                                                   -----------------------------------
                                                                        2001                   2000
                                                                   ----------------       ------------

Operating activities:
Net income (loss)                                                   $  3,930               $ (2,855)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
   Depreciation                                                       13,794                 14,198
   Amortization                                                        3,114                  2,978
   Changes in operating assets and liabilities, net of
     acquisitions:
     Accounts receivable                                             (26,309)                14,992
     Inventories                                                      (4,564)               (12,209)
     Accounts payable                                                  2,199                 (2,847)
     Other current assets and liabilities                              2,678                (21,795)
     Non-recurring charge                                                  -                 35,222
     Cash payments for non-recurring charges                          (1,619)                (4,526)
     Other non-current assets and liabilities, net                     3,273                    116
                                                              --------------       ----------------
Net cash provided by (used in) operating activities                   (3,504)                23,274

Investing activities:
Acquisitions, net of cash acquired                                   (22,749)               (61,913)
Purchases of property and equipment                                   (8,489)               (15,402)
                                                              --------------       ----------------
Net cash used in investing activities                                (31,238)               (77,315)

Financing activities:
Net increase in debt                                                  42,937                 59,999
Deferred financing costs                                              (5,561)                     -
Merger and tender offer costs                                         (4,600)                     -
Distributions to minority interests                                     (762)                (1,200)
                                                              --------------       ----------------
Net cash provided by financing activities                             32,014                 58,799
Effect of exchange rate changes on cash                                 (781)                     -
                                                              --------------       ----------------
Net increase (decrease) in cash and cash equivalents                  (3,509)                 4,758
Cash and cash equivalents at beginning of period                      24,380                 11,362
                                                              --------------       ----------------
Cash and cash equivalents at end of period                          $ 20,871               $ 16,120
                                                              ==============       ================


            See Notes to Condensed Consolidated Financial Statements


                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 (dollars in thousands, except per share data)


1.  Basis of Presentation

Effective in the fourth quarter of calendar year 2000, the Company changed its fiscal year from July 31 to December 31. Any references to "fiscal year" are to years ending July 31. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year's presentation. Results of operations presented for the three-month and six-month periods of 2000 reflect the reclassification of warranty expense, benefit costs of manufacturing personnel and certain other expenses in the amount of $4,390 and $9,473, respectively, from selling, general and administrative expense to cost of goods sold. This classification is consistent with the presentation for 2001 results. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto for the five-month transition period ended December 31, 2000 and the three fiscal years ended July 31, 2000.

2.  Stockholders' Equity

On February 7, 2001, the Company agreed to a going private transaction with its largest stockholder, Court Square Limited ("Court Square"), pursuant to which Court Square made a cash tender offer for all of the Company's common stock not owned by it. Following completion of the tender offer on February 23, 2001, DRI Acquisition LLC, an affiliate of Court Square, merged with the Company and all remaining common stock not owned by Court Square was eliminated and converted into the right to receive the merger consideration of $9.50 per share. Following completion of the merger on March 14, 2001, the New York Stock Exchange delisted the Company's common stock and the Company terminated the registration of its common stock under the Exchange Act. For financial accounting purposes the transaction is treated as a leveraged recapitalization whereby the assets are not revalued and the excess purchase price of the redeemed shares over the par value and paid-in capital of the shares ($127,343) has been charged to the Company's retained earnings. Stockholders' equity at June 30, 2001 reflects the Company's equity subsequent the above transactions and the paid-in capital includes $209,234 attributable to the preferred stock - Series A with liquidation value of $100.00 per share.

During the second quarter of 2001, World Equity Partners, L.P. exercised its warrant to purchase 144,707.31 shares of Series A Preferred Stock and 156,554.70 shares of Class B Common Stock, which were subsequently sold to Berkshire Hathaway Inc. Also during the second quarter, Court Square Capital Limited sold 315,679.53 shares of Series A Preferred Stock and 341,524.63 shares of Class C Common Stock to Berkshire Hathaway Inc. In accordance with the Company's Amended and Restated Certificate of Incorporation, the Class C shares were automatically converted into an equal number of Class B shares upon transfer.

At June 30, 2001, the authorized capital stock of the Company consisted of (i) 1,000 shares of Class A Common Stock (par value $.001), of which 1,000 were issued and outstanding, (ii) 6,000,000 shares of Class B Common Stock (par value $.001), of which 848,286.57 shares were issued and outstanding, (iii) 6,000,000 shares of Class C Common Stock (par value $.001), of which 1,677,862.79 shares were issued and outstanding and (iv) 3,500,000 shares of 12% Series A Cumulative Compounding Preferred Stock (par value $.01), of which 2,237,275.36 shares were issued and outstanding.

The Series A Preferred Stock has a stated value of $100.00 per share and is entitled to semi-annual dividends commencing September 15, 2001, when, as and if declared, which dividends are cumulative, whether or not earned or declared, and accrue at a rate of 12%, compounding annually. Such dividends accrue from the date of issuance (March 15, 2001). At June 30, 2001, preferred dividends totaling $7,361 had been charged to retained earnings and are reflected in other non-current liabilities.


3.  Acquisitions

On February 12, 2001, the Company acquired the assets of XL Component Distribution Limited ("XL") for approximately $2,416. XL, headquartered in Droitwich, Worcestershire, England, is involved in the remanufacturing, packaging and distribution of steering racks, brake calipers, ignition distributors, ignition leads, transmission components and rotating electrics. Goodwill of approximately $2,416 recorded in connection with the acquisition is being amortized over 20 years.

On May 4, 2001, the Company acquired 100% of the stock of Auto Matic Transmission International A/S ("AMT") for approximately $500. AMT, based in Soborg, Denmark, remanufactures automatic transmissions for passenger cars and commercial vehicles.

On June 28, 2001, the Company acquired the North American remanufacturing business of Mazda North American Operations for a cash payment of approximately $16,616, excluding future contingent payments. The business, located in Jacksonville, Florida, is responsible for the remanufacturing of Mazda automatic transmissions, transaxles and rotary engines for Mazda's service requirements in North America. The Company will continue to remanufacture these components to support Mazda's service and replacement parts needs in North America. Goodwill of approximately $17,150, which reflects estimated contingent payments of $4,800, recorded in connection with the acquisition is being amortized over 20 years.

Payments totaling $3,217 were made to the minority shareholders of World
Wide Automotive, Inc. ("World Wide"), which was acquired in May 1997. These payments increased the Company's ownership percentage of World Wide from 82.5% to 85.0%.

Pro forma consolidated financial information has not been presented because the effect of these acquisitions, individually or combined, would not have a material effect on consolidated results.


4. Additional Balance Sheet Information



                                         June 30,                December 31,
Inventory:                                 2001                      2000
                                  --------------------       -------------------

Raw material                                  $175,416                  $154,550
Work-in-process                                 57,833                    51,668
Finished goods                                  73,582                    87,606
                                  --------------------      --------------------

Total                                         $306,831                  $293,824
                                  ====================      ====================


5. Accumulated Other Comprehensive Income (Loss)

The Company's other comprehensive loss consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency instruments and interest rate swaps. The before tax income
(loss), related income tax expense (benefit) and accumulated balance are as follows:

                                       Foreign                                                              Accumulated
                                       Currency                                                                Other
                                     Translation                                   Interest Rate           Comprehensive
                                      Adjustment           Currency Hedges             Swaps                    Loss
                                 -------------------     -----------------       -----------------       -----------------
Balance at December 31, 2000            $(12,584)               $(3,629)               $(1,023)               $(17,236)
  Before tax                              (8,187)                  (499)                (1,643)                (10,329)
  Income tax effect                       (2,620)                  (119)                  (714)                 (3,453)
                                 ---------------        ---------------        ---------------          --------------
  Other comprehensive loss                (5,567)                  (380)                  (929)                 (6,876)
                                 ---------------        ---------------        ---------------          --------------
Balance at March 31, 2001                (18,151)                (4,009)                (1,952)                (24,112)
    Before tax                             1,481                  3,776                     73                   5,330
    Income tax effect                        474                    604                     28                   1,106
                                 ---------------        ---------------        ---------------          --------------
    Other comprehensive income             1,007                  3,172                     45                   4,224
                                 ---------------        ---------------        ---------------          --------------
Balance at June 30, 2001                $(17,144)               $  (837)               $(1,907)               $(19,888)
                                 ===============        ===============        ===============          ==============

The Company's total comprehensive income (loss) was as follows:

          Three months ended June 30, 2001    $   10,042
          Three months ended June 30, 2000       (16,150)
          Six months ended June 30, 2001           1,278
          Six months ended June 30, 2000          (6,089)

6.  Non-Recurring Charges

In May 2000, the Company completed plans for the realignment of certain manufacturing facilities in the United States, Canada and the United Kingdom. A one-time charge of $35,222 was recorded in June 2000 for the estimated cost of the plan. The reserve included $27,098 for the estimated cost of various voluntary and involuntary employee separation programs associated with the resulting workforce reductions. A total of $5,011 was paid in fiscal year 2000, $15,961 was paid in the five months ended December 31, 2000 and $3,100, $2,842 and $184 are estimated to be paid in the calendar years 2001, 2002 and 2003, respectively. The reserve also includes $8,124, net of salvage value, for the write-down of certain production assets which will no longer be used as a result of the realignment. Additionally, reserves of $1,050 and $1,145 were established in connection with the acquisition of Elmot-Dr, Spz.o.o. in March 2000 and XL in February 2001, respectively.

The following table summarizes the reserve for non-recurring charges:

                                                  Termination          Exit/Impairment
                                                   Benefits                Costs                     Total
                                             ------------------     ----------------------     ------------------
Reserve at December 31, 2000                        $ 7,362                 $ 330                   $ 7,692
Payments and charges in the six-month period
 ended June 30, 2001                                 (1,817)                 (108)                   (1,925)
Reserve established in acquisition of
 business                                               846                   299                     1,145
                                             --------------         -------------              ------------
Reserve at June 30, 2001                            $ 6,391                 $ 521                   $ 6,912
                                             ==============         =============              ============


7.  Long-term Debt

On April 26, 2001, the Company issued $165,000 of 11.00% senior subordinated debt due May 1, 2009 (the "Notes"). Net proceeds (after discounts, commissions and expenses) of approximately $157,000 were used to retire the GM Subordinated Debenture of approximately $19,000 including accrued interest and repay approximately $138,000 outstanding under the Company's Senior Credit Facility.

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

The Company recorded an extraordinary gain of $698 after tax on the early retirement of the GM subordinated Debenture in the second quarter.

8.  Distributions to Minority Interests

Distributions to minority interests consisted of a dividend payment of $762 to the minority shareholders of Delco Remy Korea in the first quarter.

9.  New Accounting Standards

On June 29, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142").

SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. The requirements of SFAS 141 are effective for any business combination initiated after June 30, 2001.

Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS 142 are effective upon adoption. The Company is required to adopt SFAS 142 on January 1, 2002.

The Company is assessing the effect adoption of these standards will have on its financial statements.

10.  Financial Information for Subsidiary Guarantors and Non-Guarantor
     Subsidiaries

The Company conducts a significant portion of its business through subsidiaries. The 8 5/8% Senior Notes, the 10 5/8% Senior Subordinated Notes and the 11% Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries (the Subsidiary Guarantors). Certain of the Company's subsidiaries do not guarantee the Senior Notes or the Senior Subordinated Notes (the Non-Guarantor Subsidiaries). The claims of creditors of Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at June 30, 2001 and December 31, 2000 and for the three- month and six-month periods ended June 30, 2001 and 2000.

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


The following table sets forth the Guarantor and direct Non-Guarantor
Subsidiaries:


-------------------------------------------------------------------------------------------------------------------
     Guarantor Subsidiaries                                  Non-Guarantor Subsidiaries
-------------------------------------------------------------------------------------------------------------------

Delco Remy America, Inc.                                Delco Remy Hungary RT (formerly Autovill RT Ltd.)
Nabco, Inc.                                             Power Investments Canada Ltd.
The A&B Group, Inc.                                     Remy UK Limited
A&B Enterprises, Inc.                                   Delco Remy International (Europe) GmbH
Dalex, Inc.                                             Remy India Holdings, Inc.
A&B Cores, Inc.                                         Remy Korea Holdings, Inc.
R&L Tool Company, Inc.                                  World Wide Automotive Distributors, Inc.
MCA, Inc. of Mississippi                                Kraftube, Inc.
Power Investments, Inc.                                 Tractech (Ireland) Ltd.
Franklin Power Products, Inc.                           Central Precision Limited
International Fuel Systems, Inc.                        Electro Diesel Rebuild BVBA
Power Investments Marine, Inc.                          Electro-Rebuild Tunisia S.A.R.L.
Marine Corporation of America                           Delco Remy Mexico, S. de R.L. de C.V.
Powrbilt Products, Inc.                                 Publitech, Inc.
World Wide Automotive, Inc.                             Delco Remy Brazil, Ltda.
Ballantrae Corporation                                  Western Reman Ltd.
Tractech, Inc.                                          Engine Rebuilders Ltd.
Williams Technologies, Inc.                             Reman Transport Ltd.
Western Reman, Inc.                                     Delco Remy Remanufacturing
Engine Master, L.P.                                     Delco Remy Germany GmbH
M & M Knopf Auto Parts, Inc.                            Remy Componentes S. de R. L. de C. V.
Reman Holdings, Inc.                                    Delco Remy Belgium BVBA
Remy International, Inc.                                Magnum Power Products, LLC
Jax Reman, LLC                                          Elmot-DR, Sp.z.o.o.
                                                        XL Component Distribution Ltd.
                                                        Auto Matic Transmission International A/S
-------------------------------------------------------------------------------------------------------------------

                Delco Remy International, Inc. and Subsidiaries
                      Condensed Consolidating Balance Sheet
                                  June 30, 2001
                                   (Unaudited)


                                           Delco Remy
                                        International Inc.                           Non-
                                             (Parent            Subsidiary         Guarantor
                                           Company Only)        Guarantors         Subsidiaries      Eliminations    Consolidated
                                        ------------------      ----------         ------------      ------------    ------------

Assets

Current assets:
 Cash and cash equivalents                    $       -          $    165             $ 20,706         $     -          $ 20,871
 Trade accounts receivable, net                       -           158,642               41,174               -           199,816
 Other receivables                                    -             9,661                8,781               -            18,442
 Inventories                                          -           250,214               58,668          (2,051)(c)       306,831
 Deferred income taxes                           13,774                 -                1,963               -            15,737
 Other current assets                             3,855             4,063                5,956               -            13,874
                                              ---------      ------------       --------------      -----------      -----------

Total current assets                             17,629           422,745              137,248          (2,051)          575,571

Property and equipment                               40           218,746               93,281               -           312,067
Less accumulated depreciation                        22            99,410               18,649               -           118,081
                                              ---------      ------------       --------------     -----------      ------------

Property and equipment, net                          18           119,336               74,632               -           193,986

 Deferred financing costs                        12,277             1,549                    -               -            13,826
 Goodwill, net                                        -           160,529               23,584               -           184,113
 Investments in affiliates                      568,653                 -                    -        (559,348)(a)         9,305
 Other assets                                       198             2,857                3,982               -             7,037
                                              ---------      ------------       --------------     -----------      ------------

  Total assets                                 $598,775          $707,016             $239,446       $(561,399)         $983,838
                                              =========      ============       ==============     ===========      ============

Liabilities and stockholders'
  equity

Current liabilities:
 Accounts payable                              $  3,560          $111,066             $ 43,683       $       -          $158,309
 Intercompany accounts                          (27,490)           26,037                2,054            (601)(c)             -
 Accrued interest payable                         9,989               462                   85               -            10,536
 Accrued non-recurring charges                        -             5,641                1,271               -             6,912
 Other liabilities and accrued
  expenses                                        7,979            17,805               14,657               -            40,441
 Current debt                                         -               860                6,894               -             7,754
                                              ---------      ------------       --------------     -----------      ------------

Total current liabilities                        (5,962)          161,871               68,644            (601)          223,952

Deferred income taxes                             9,981                 -                    9               -             9,990
Long-term debt, less current portion            447,901           101,655               13,018               -           562,574
Post-retirement benefits other than
  pensions                                            -            24,671                    -               -            24,671
Accrued pension benefits                              -             3,492                  886               -             4,378
Other non-current liabilities                    13,491               395                  770               -            14,656
Minority interest in subsidiaries                     -            13,262               14,972               -            28,234

Stockholders' equity:
 Preferred stock - Series A                          21                 -                    -               -                21
 Common stock:
  Class A shares                                      -                 -                    -               -                 -
  Class B shares                                      1                 -                    -               -                 1
  Class C shares                                      2                 -                    -               -                 2
 Paid-in capital                                231,752                 -                    -               -           231,752
 Subsidiary investment                                -           293,398               92,400        (385,798)(a)             -
 Retained earnings (deficit)                    (96,505)          108,272               66,728        (175,000)(b)       (96,505)
 Accumulated other comprehensive loss            (1,907)                -              (17,981)              -           (19,888)
                                              ---------      ------------       --------------    ------------      ------------

Total stockholders' equity                      133,364           401,670              141,147        (560,798)          115,383
                                              ---------      ------------       --------------    ------------      ------------

  Total liabilities and stockholders'
   equity                                      $598,775          $707,016             $239,446       $(561,399)         $983,838
                                              =========      ============       ==============    ============      ============


-------------------------------------
(a)  Elimination of investments in subsidiaries.
(b)  Elimination of investments in subsidiaries' earnings.
(c)  Elimination of intercompany profit in inventory.

                 Delco Remy International, Inc. and Subsidiaries
                      Condensed Consolidating Balance Sheet
                                December 31, 2000





                                                Delco Remy
                                             International Inc.                      Non-
                                                 (Parent          Subsidiary      Guarantor
                                              Company Only)       Guarantors      Subsidiaries      Eliminations      Consolidated
                                              -------------       ----------      ------------      ------------      ------------
Assets
Current assets:
  Cash and cash equivalents                       $         -         $   (256)      $ 24,636     $         -            $ 24,380
  Trade accounts receivable, net                            -          141,028         32,438               -             173,466
  Other receivables                                         -            9,886          6,319               -              16,205
  Inventories                                               -          243,410         52,465          (2,051)(c)         293,824
  Deferred income taxes                                14,256                -          2,283               -              16,539
  Other current assets                                  2,667            2,694          3,548               -               8,909
                                                -------------    -------------   ------------   -------------        ------------

Total current assets                                   16,923          396,762        121,689          (2,051)            533,323

Property and equipment                                     40          217,644         87,899               -             305,583
Less accumulated depreciation                              40           90,536         15,167               -             105,743
                                                -------------    -------------   ------------   -------------        ------------

  Property and equipment, net                               -          127,108         72,732               -             199,840

Deferred financing costs                                6,806            1,888              -               -               8,694
Goodwill, net                                               -          146,163         23,075               -             169,238
Investments in affiliates                             515,616                -              -        (508,600)(a)           7,016
Other assets                                              770            3,087          2,502               -               6,359
                                                -------------    -------------   ------------   -------------        ------------
  Total assets                                     $  540,115         $675,008       $219,998     $  (510,651)           $924,470
                                                =============    =============   ============   =============        ============

Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                 $      965         $109,727       $ 45,383     $         -            $156,075
  Intercompany accounts                                90,427          (81,466)        (8,360)           (601)(c)               -
  Accrued interest payable                              6,719              919          1,495               -               9,133
  Accrued non-recurring charges                             -            6,798            894               -               7,692
  Other liabilities and accrued expenses                5,256           20,623          7,911               -              33,790
  Current debt                                              -            1,526          6,581               -               8,107
                                                -------------    -------------   ------------   -------------        ------------
Total current liabilities                             103,367           58,127         53,904            (601)            214,797

Deferred income taxes                                  12,209                -         (2,054)              -              10,155
Long-term debt, less current portion                  285,000          219,266         15,018               -             519,284
Post-retirement benefits other than pensions                -           22,794              -               -              22,794
Accrued pension benefits                                    -            3,751            673               -               4,424
Other non-current liabilities                           2,208              971            705               -               3,884
Minority interest in subsidiaries                           -           11,351         16,663               -              28,014

Stockholders' equity:
  Common stock:
    Class A shares                                        182                -              -               -                 182
    Class B shares                                         63                -              -               -                  63
  Paid-in capital                                     104,176                -              -               -             104,176
  Subsidiary investment                                     -          266,087         94,172        (360,259)(a)               -
  Retained earnings                                    34,269           92,661         57,130        (149,791)(b)          34,269
  Accumulated other comprehensive loss                 (1,023)               -        (16,213)              -             (17,236)
  Stock purchase plan                                    (336)               -              -               -                (336)
                                                -------------    -------------   ------------   -------------        ------------
Total stockholders' equity                            137,331          358,748        135,089        (510,050)            121,118
                                                -------------    -------------   ------------   -------------        ------------
  Total liabilities and stockholders' equity       $  540,115         $675,008       $219,998       $(510,651)           $924,470
                                                =============    =============   ============   =============        ============

--------------------------
(a)  Elimination of investments in subsidiaries.
(b)  Elimination of investments in subsidiaries' earnings.
(c)  Elimination of intercompany profit in inventory.

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations
                 For the Three Month Period Ended June 30, 2001
                                   (Unaudited)




                                                 Delco Remy
                                              International Inc.                         Non-
                                                  (Parent             Subsidiary       Guarantor
                                                Company Only)         Guarantors     Subsidiaries     Eliminations   Consolidated
                                                -------------        ----------     ------------     ------------   ------------
Net sales                                           $       -          $271,390        $111,819     $ (111,893)(a)      $271,316
Cost of goods sold                                          -           234,253          93,995       (111,893)(a)       216,355
                                                    ---------         ---------        ---------     ----------         --------

Gross profit                                                -            37,137          17,824              -            54,961

Selling, general and administrative expenses            3,391            15,043           6,350              -            24,784
Amortization of goodwill and intangibles                    -             1,407             147              -             1,554
                                                    ---------         ---------         --------     ---------          --------

Operating income (loss)                                (3,391)           20,687          11,327              -            28,623
Interest expense                                      (11,153)           (3,920)           (280)             -           (15,353)
Other non-operating expenses                                -             2,913          (4,785)             -            (1,872)
                                                    ---------         ---------         -------      ---------          --------
Income (loss) before income taxes, minority
 interest in income of subsidiaries,
 loss from unconsolidated joint ventures and
 equity in earnings of subsidiaries                   (14,544)           19,680           6,262              -            11,398
Income taxes (benefit)                                 (4,752)            6,526           1,873              -             3,647
Minority interest in income of subsidiaries                 -            (1,226)         (1,274)             -            (2,500)
Income (loss) from unconsolidated joint ventures            -                87            (218)             -              (131)
Equity in earnings of subsidiaries                     19,286                 -               -        (19,286)(b)             -
                                                    ---------         ---------         -------      ---------          --------
Income (loss) before extraordinary item                 9,494            12,015           2,897        (19,286)            5,120
Extraordinary item:
     Gain on early extinguishment of debt,
     net of income tax                                      -               698               -              -               698
                                                    ---------         ---------         -------      ---------          --------
Net income (loss)                                       9,494            12,713           2,897        (19,286)            5,818
Preferred stock dividends                               7,361                 -               -              -             7,361
                                                    ---------         ---------         -------      ---------          --------
Income (loss) attributable to common stockholders   $   2,133         $  12,713         $ 2,897     $  (19,286)         $ (1,543)
                                                    =========         =========         =======     ==========          ========



-------------------------------
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income of consolidated subsidiaries.

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations
                 For the Three Month Period Ended June 30, 2000
                                   (Unaudited)



                                                       Delco Remy
                                                    International Inc.                    Non-
                                                        (Parent         Subsidiary     Guarantor
                                                      Company Only)     Guarantors    Subsidiaries   Eliminations    Consolidated
                                                      -------------     ----------    ------------   ------------    ------------


Net sales                                              $      -          $284,880         $102,304   $  (103,650)(a)      $283,534
Cost of goods sold                                       (1,213)          241,779           87,311      (103,650)(a)       224,227
                                                    -----------        ----------      -----------   -----------       -----------
Gross profit                                              1,213            43,101           14,993             -            59,307
Selling, general and administrative expenses              4,806            20,611            3,287             -            28,704
Amortization of goodwill and intangibles                    (16)            1,367              182             -             1,533
Non-recurring charge                                          -            30,133            5,089             -            35,222
                                                    -----------        ----------      -----------   -----------       -----------

Operating income (loss)                                  (3,577)           (9,010)           6,435             -            (6,152)
Interest expense                                         (8,516)           (4,282)            (380)            -           (13,178)
Other non-operating expense                                   -                 -             (234)            -              (234)
                                                    -----------        ----------      -----------   -----------       -----------

Income (loss) before income taxes, minority
 interest in income of subsidiaries, loss from
 unconsolidated joint ventures and equity in
 earnings of subsidiaries                               (12,093)          (13,292)           5,821             -           (19,564)
Income taxes (benefit)                                   (3,520)           (3,537)            (274)            -            (7,331)
Minority interest in income of subsidiaries                   -              (797)            (798)            -            (1,595)
Loss from unconsolidated joint ventures                       -                 -             (428)            -              (428)
Equity in earnings of subsidiaries                       (5,683)                -                -         5,683(b)              -
                                                    -----------        ----------      -----------   -----------       -----------
Net income (loss)                                      $(14,256)         $(10,552)        $  4,869        $5,683          $(14,256)
                                                    ===========        ==========      ============  ===========       ===========



----------------------------------
(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income of consolidated subsidiaries.

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations
                  For the Six Month Period Ended June 30, 2001
                                   (Unaudited)



                                                 Delco Remy
                                               International Inc.                      Non-
                                                   (Parent            Subsidiary    Guarantor
                                                 Company Only)        Guarantors   Subsidiaries     Eliminations    Consolidated
                                               -----------------        ----------   ------------     ------------    ------------
Net sales                                             $      -          $537,008     $217,865    $  (221,894)(a)      $532,979
Cost of goods sold                                           -           467,073      184,552       (221,894)(a)       429,731
                                                   -----------    --------------  -----------    -----------       ------------
Gross profit                                                 -            69,935       33,313              -          103,248

Selling, general and administrative expenses             7,873            30,807       13,973              -            52,653
Amortization of goodwill and intangibles                     -             2,816          298              -             3,114
                                                   -----------    --------------  -----------    -----------       -----------
Operating income (loss)                                 (7,873)           36,312       19,042              -            47,481
Interest expense                                       (19,862)           (8,298)        (487)             -           (28,647)
Non-recurring merger/tender offer expenses              (3,676)                -            -              -            (3,676)
Other non-operating expenses                                 -               254       (3,537)             -            (3,283)
                                                   -----------    --------------  -----------    -----------       -----------

Income (loss) before income taxes, minority
 interest in income of subsidiaries, loss from
 unconsolidated joint ventures and equity in
 earnings of subsidiaries                              (31,411)           28,268       15,018              -            11,875
Income taxes (benefit)                                 (10,132)           11,054        2,877              -             3,799
Minority interest in income of subsidiaries                  -            (2,079)      (2,243)             -            (4,322)
Loss from unconsolidated joint ventures                      -              (222)        (300)             -              (522)
Equity in earnings of subsidiaries                      25,209                 -            -        (25,209)(b)
                                                   -----------    --------------  -----------    -----------       -----------
Net income (loss) before extraordinary item              3,930            14,913        9,598        (25,209)            3,232
Extraordinary item:
    Gain on early extinguishment of debt,
     net of income tax                                       -               698            -              -               698
                                                   -----------    --------------  -----------    -----------       -----------
Net income (loss)                                        3,930            15,611        9,598        (25,209)            3,930
Preferred stock dividends                                7,361                 -            -              -             7,361
                                                   -----------    --------------  -----------    -----------       -----------
Income (loss) attributable to common stockholders     $ (3,431)         $ 15,611     $  9,598       $(25,209)         $ (3,431)
                                                   ===========    ==============  ===========    ===========       ===========



-----------------------------------
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income of consolidated subsidiaries.

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations
                  For the Six Month Period Ended June 30, 2000
                                   (Unaudited)



                                                       Delco Remy
                                                  International Inc.                        Non-
                                                      (Parent          Subsidiary        Guarantor
                                                    Company Only)      Guarantors      Subsidiaries     Eliminations   Consolidated
                                                  ------------------   ----------      ------------     ------------   ------------


Net sales                                                  $        -        $565,086     $199,931    $  (205,368)(a)     $559,649
Cost of goods sold                                             (1,213)        477,529      169,228       (205,368)(a)      440,176
                                                      ---------------  --------------  -----------   ------------      -----------
Gross profit                                                    1,213          87,557       30,703              -          119,473
Selling, general and administrative expenses                    7,873          37,036       10,012              -           54,921
Amortization of goodwill and intangibles                            -           2,645          333              -            2,978
Non-recurring charge                                                -          30,133        5,089              -           35,222
                                                      ---------------  --------------  -----------   ------------      -----------

Operating income (loss)                                        (6,660)         17,743       15,269              -           26,352
Interest expense                                              (15,753)         (7,916)        (612)             -          (24,281)
Other non-operating expense                                         -               -         (621)             -             (621)
                                                      ---------------  --------------  -----------   ------------      -----------
Income (loss) before income taxes, minority
 interest in income of subsidiaries, loss from
 unconsolidated joint ventures and equity in
 earnings of subsidiaries                                     (22,413)          9,827       14,036              -            1,450
Income taxes (benefit)                                         (6,095)          5,414        1,218              -              537
Minority interest in income of subsidiaries                         -          (1,486)      (1,826)             -           (3,312)
Loss from unconsolidated  joint ventures                            -               -         (456)             -             (456)
Equity in earnings of subsidiaries                             13,463               -            -        (13,463)(b)            -
                                                      ---------------  --------------  -----------   ------------      -----------
Net income (loss)                                            $ (2,855)       $  2,927     $ 10,536       $(13,463)        $ (2,855)
                                                      ===============  ==============  ===========   ============      ===========



------------------------------
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income of consolidated subsidiaries.

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Cash Flows
                  For the Six Month Period Ended June 30, 2001
                                   (Unaudited)



                                                           Delco Remy
                                                        International Inc.                  Non-
                                                            (Parent        Subsidiary     Guarantor
                                                          Company Only)    Guarantors    Subsidiaries  Eliminations  Consolidated
                                                          -------------    ----------    ------------  ------------  ------------
Operating activities:
Net income (loss)                                         $   3,930       $  15,611       $ 9,598        $ (25,209)(a)    $ 3,930
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Depreciation                                                   2           9,666         4,126                -         13,794
   Amortization                                                   -           2,816           298                -          3,114
   Equity in earnings of subsidiary                         (25,209)              -             -           25,209(a)           -
   Changes in operating assets and liabilities, net of
    acquisitions:
      Accounts receivable                                         -         (17,614)       (8,695)               -        (26,309)
      Inventories                                                 -          (2,628)       (2,176)             240         (4,564)
      Accounts payable                                        2,595           1,339        (1,735)               -          2,199
      Other current assets and liabilities                    8,541          (4,632)       (1,231)               -          2,678
      Intercompany accounts                                (121,057)        116,660         4,397                -              -
      Cash payments for non-recurring charges                     -            (979)         (640)               -         (1,619)
      Other non-current assets and liabilities, net          (4,926)          6,050         2,389             (240)         3,273
                                                          ---------      ----------     ---------        ---------     ----------
Net cash provided by (used in) operating activities        (136,124)        126,289         6,331                -         (3,504)

Investing activities:
Acquisitions, net of cash acquired                          (16,616)         (3,217)       (2,916)               -        (22,749)
Purchases of property and equipment                               -          (4,374)       (4,115)               -         (8,489)
                                                          ---------      ----------     ---------        ---------     ----------
Net cash used in investing activities                       (16,616)         (7,591)       (7,031)               -        (31,238)

Financing activities:
Net increase (decrease) in debt                             162,901        (118,277)       (1,687)               -         42,937
Deferred financing costs                                     (5,561)              -             -                -         (5,561)
Merger and tender offer costs                                (4,600)              -             -                -         (4,600)
Distributions to minority interests                               -               -          (762)               -           (762)
                                                          ---------      ----------     ---------        ---------     ----------
Net cash provided by (used in) financing activities         152,740        (118,277)       (2,449)               -         32,014
Effect of exchange rate changes on cash                           -               -          (781)               -           (781)
                                                          ---------      ----------     ---------        ---------     ----------


Net increase (decrease) in cash and cash equivalents              -             421        (3,930)               -         (3,509)
Cash and cash equivalents at beginning of period                  -            (256)       24,636                -         24,380
                                                          ---------      ----------     ---------        ---------       --------
Cash and cash equivalents at end of period                $       -      $      165       $20,706        $       -       $ 20,871
                                                          =========      ==========     =========        =========       ========


--------------------------------
(a)  Elimination of equity in earnings of subsidiaries.

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Cash Flows
                  For the Six Month Period Ended June 30, 2000
                                   (Unaudited)




                                                              Delco Remy
                                                            International Inc.                                 Non-
                                                                (Parent                Subsidiary            Guarantor
                                                              Company Only)            Guarantors          Subsidiaries
                                                          ---------------------    ------------------      --------------


Operating activities:
Net income (loss)                                                  $      (2,855)             $  2,927         $ 10,536
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation                                                                 -                10,282            3,916
  Amortization                                                                 -                 2,645              333
  Equity in earnings of subsidiaries                                     (13,463)                    -                -
  Changes in operating assets and liabilities, net of
   acquisitions:
    Accounts receivable                                                        -                 9,447            5,545
    Inventories                                                           (1,213)              (11,513)             110
    Accounts payable                                                         551                (8,618)           5,220
    Intercompany accounts                                                 62,665               (68,612)           5,947
    Other current assets and liabilities                                  12,851               (15,658)         (18,988)
    Non-recurring charge                                                       -                30,133            5,089
    Cash payments for non-recurring charges                                    -                (4,526)               -
    Other non-current assets and liabilities, net                          2,871                 1,507           (3,855)
                                                                ----------------        --------------      -----------

Net cash provided by (used in) operating activities                       61,407               (51,986)          13,853

Investing activities:
Acquisitions, net of cash acquired                                       (61,407)                    -             (506)
Purchases of property and equipment                                            -                (7,949)          (7,453)
                                                                ----------------        --------------      -----------
Net cash used in investing activities                                    (61,407)               (7,949)          (7,959)

Financing activities:
Net increase (decrease) in debt                                                -                61,704           (1,705)
Distributions to minority interests                                            -                  (438)            (762)
                                                                ----------------        --------------      -----------

Net cash provided by (used in) financing activities                            -                61,266           (2,467)
Effect of exchange rate changes on cash                                        -                     -                -
                                                                ----------------        --------------      -----------
Net increase in cash and cash equivalents                                      -                 1,331            3,427
Cash and cash equivalents at beginning of period                               -                  (111)          11,473
                                                                ----------------        --------------      -----------
Cash and cash equivalents at end of period                        $            -              $  1,220         $ 14,900
                                                                ================        ==============      ===========


----------------------------
(a)  Elimination of equity in earnings of subsidiaries.





                                                                 Eliminations      Consolidated
                                                               ---------------   ---------------


Operating activities:
Net income (loss)                                                  $(13,463)          $ (2,855)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation                                                            -             14,198
  Amortization                                                            -              2,978
  Equity in earnings of subsidiaries                                 13,463(a)               -
  Changes in operating assets and liabilities, net of
    acquisitions:
    Accounts receivable                                                   -             14,992
    Inventories                                                         407            (12,209)
    Accounts payable                                                      -             (2,847)
    Intercompany accounts                                                 -                  -
    Other current assets and liabilities                                  -            (21,795)
    Non-recurring charge                                                  -             35,222
    Cash payments for non-recurring charges                               -             (4,526)
    Other non-current assets and liabilities, net                      (407)               116
                                                                -----------       ------------

Net cash provided by (used in) operating activities                       -             23,274

Investing activities:
Acquisitions, net of cash acquired                                        -            (61,913)
Purchases of property and equipment                                       -            (15,402)
                                                                -----------       ------------
Net cash used in investing activities                                     -            (77,315)

Financing activities:
Net increase (decrease) in debt                                           -             59,999
Distributions to minority interests                                       -             (1,200)
                                                                -----------       ------------

Net cash provided by (used in) financing activities                       -             58,799
Effect of exchange rate changes on cash                                   -                  -
                                                                -----------       ------------
Net increase in cash and cash equivalents                                 -              4,758
Cash and cash equivalents at beginning of period                          -             11,362
                                                                -----------       ------------
Cash and cash equivalents at end of period                         $      -           $ 16,120
                                                                ===========       ============

----------------------------
(a)  Elimination of equity in earnings of subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net Sales Net sales of $271.3 million declined $12.2 million, or 4.3%, from the second quarter of 2000. This decline was due to lower demand in the heavy duty and automotive OEM markets ($35.1 million) and reduced sales of cores to third parties ($4.5 million), partially offset by increased demand for aftermarket electrical and powertrain/drivetrain products ($11.3 million), sales relative to previously consigned inventory ($11.2 million) and the effect of the acquisition of XL in February 2001 ($4.3 million). The sale of previously consigned inventory did not impact gross profit or operating profit.

Gross Profit Gross profit of $55.0 million was down $4.3 million, or 7.3%, and as a percentage of net sales was 20.3% compared with 20.9% in the second quarter of 2000. The decline in gross profit was due to lower volume and product mix in the automotive and heavy duty OEM markets ($10.2 million) and lower third party core sales ($0.8 million), partially offset by improved sales and margins in the electrical and powertrain/drivetrain aftermarket ($5.8 million) and the effect of acquisitions ($1.0 million).

Selling, General and Administrative Expenses Selling, general and administrative (SG&A) expenses declined $3.9 million, or 13.7%, and as a percentage of net sales were 9.1% compared with 10.1% in the second quarter of 2000. This improvement reflects continued emphasis on cost control throughout the Company.

Operating Income Operating income of $28.6 million compares with an operating loss of $6.2 million in the second quarter of 2000. Excluding the effect of the non-recurring manufacturing realignment charge in 2000, operating income declined $0.4 million, or 1.5%, and as a percentage of sales was 10.5% compared with 10.3% in 2000. The sales volume and mix issues discussed above were almost entirely offset by the improvements in SG&A expense.

Interest Expense Interest expense of $15.4 million in the second quarter of 2001 compares with $13.2 million in the second quarter of 2000. This increase was due to higher levels of debt to fund operations ($1.1 million), the higher rate associated with the 11.0% senior subordinated debt issued on April 26 ($0.9 million), and interest rate swaps ($0.2 million).

Other Non-Operating Expense Non-operating expense in the second quarter of 2001 consisted primarily of realized losses on non-deliverable currency forward contracts entered into as a hedge against fluctuations between the South Korean Won and U.S. dollar ($2.4 million).

Income Taxes The Company's consolidated effective income tax rate was approximately 32% in the second quarter of 2001 compared with approximately 37% in the second quarter of 2000. This reduction reflects the implementation of various tax planning initiatives and increased utilization of certain foreign subsidiaries.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net Sales Net sales of $533.0 million declined $26.7 million, or 4.8%, from the comparable period of 2000. This decline was due to lower demand in the heavy duty and automotive OEM markets ($74.2 million) and reduced sales of cores to third parties ($4.5 million), partially offset by sales relative to previously consigned inventory ($18.1 million), increased demand for aftermarket electrical and powertrain/drivetrain products ($14.0 million) and the effect of the acquisitions of XL in February 2001 and M&M Knopf Auto Parts Inc. and Elmot in 2000 ($19.0 million). The sale of previously consigned inventory did not impact gross profit or operating profit.

Gross Profit Gross profit of $103.2 million was down $16.2 million, or 13.6%, and as a percentage of net sales was 19.4% compared with 21.3% in the first six months of 2000. The decline in gross profit was due to lower volume and product mix in the automotive and heavy duty OEM markets ($22.6 million) and lower third party core sales ($0.9 million), partially offset by improved sales and margins in the electrical and powertrain/drivetrain aftermarket ($5.4 million) and the effect of acquisitions ($2.9 million).

Selling, General and Administrative Expenses SG&A expenses declined $2.3 million, or 4.1%, and as a percentage of net sales were 9.9% compared with 9.8% in the first six months of 2000. Continued emphasis on cost control throughout the Company offset increases associated with acquisitions.

Operating Income Operating income of $47.5 million compares with $26.4 million in the first six months of 2000. Excluding the effect of the non-recurring manufacturing realignment charge in 2000, operating income declined $14.1 million, or 22.9%, and as a percentage of sales was 8.9% compared with 11.0% in 2000. This decline was primarily generated in the first quarter and reflects the sales volume and mix issues discussed above. Improvements in SG&A expenses largely offset the gross profit reduction in the second quarter.

Interest Expense Interest expense of $28.6 million in the first six months of 2001 compares with $24.3 million in the same period of 2000. This increase was due to higher levels of debt to fund acquisitions ($0.9 million) and operations ($1.9 million), the higher rate associated with the 11.0% senior subordinated debt issued on April 26 ($0.9 million), rate increases by the Federal Reserve ($0.2 million) and interest rate swaps ($0.4 million).

Other Non-Operating Expense Other non-operating expense in the first six months of 2001 consists primarily of realized losses on non-deliverable currency forward contracts entered into as a hedge against fluctuations between the South Korean Won and U.S. dollar ($4.1 million).

Income Taxes The Company's consolidated effective income tax rate was approximately 32% in the first six months of 2001 compared with approximately 37% in the same period of 2000. This reduction reflects the implementation of various tax planning initiatives and increased utilization of certain foreign subsidiaries.

Liquidity and Capital Resources

The Company's short-term liquidity needs include required debt service, including capital lease payments, day to day operating expenses, working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include principal payments of long-term debt and the funding of acquisitions. The Company's principal sources of cash to fund its short-term liquidity needs consist of cash generated by operations and borrowings under the Senior Credit Facility. At June 30, 2001, borrowings under the Senior Credit Facility were $82.6 million and utilization of letters of credit totaled $11.6 million, leaving $205.8 million available under the $300.0 million facility.

In the six months ended June 30, 2001, cash used in operating activities was $3.5 million compared with cash provided of $23.3 million in the six months of 2000. Accounts receivable increased $26.3 million in 2001 due primarily to sales by XL, sales of previously consigned inventory to certain aftermarket customers and higher sales due to seasonality in the aftermarket. The $15.0 million decrease in 2000 primarily reflected one-time accelerated payments from certain customers. The $12.2 million increase in inventory in 2000 was due primarily to an increase in core returns from customers.

Acquisitions included XL, Mazda, AMT and an increase in the ownership percentage of World Wide in 2001 and Knopf in 2000. The higher level of capital expenditures in 2000 was due to enterprise-wide system implementations and equipment supporting new products and customers.

The $42.9 million net increase in debt during the first six months of 2001 consisted of (i) proceeds of $157.3 million, net of discount, fees and expenses, on the issuance of the 11% senior subordinated debt on April 26, (ii) payment of $18.9 million on the early retirement of the GM Subordinated Debenture, and
(iii) a $95.5 million net reduction in the Senior Credit Facility and other debt. The net proceeds on debt were used to fund the Company's acquisitions, capital expenditures and other financing activities. Other financing activities included fees and expenses associated with the issuance of the 11% senior subordinated debt, costs incurred in connection with the Company's going private transactions and a dividend payment to the minority shareholders of Delco Remy Korea.

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

Foreign Sales

Approximately 22.0% of the Company's net sales in the first six months ending June 30, 2001 were derived from sales made to customers in foreign countries. Because of these foreign sales, the Company's business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

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

There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

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


                                       DELCO REMY INTERNATIONAL, INC.
                                       ------------------------------
                                              (Registrant)





Date:  August 14, 2001                By:  /s/: J. Timothy Gargaro
                                          -------------------------------
                                                J. Timothy Gargaro
                                                Senior Vice President and
                                                Chief Financial Officer



Date:  August 14, 2001                By:  /s/: Richard L. Reinhart
                                          -------------------------------
                                                Richard L. Reinhart
                                                Vice President and Controller
                                                Chief Accounting Officer