Form 10-Q
period 2001-09-30
DELCO REMY INTERNATIONAL INC
filed 2001-11-14
CIK 1046859

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


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001   COMMISSION FILE NO. 1-13683


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


              Yes X                No ____
                 ---

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                             Number of common shares outstanding
          Class                                     as of  October 29, 2001
     --------------------               ----------------------------------------

     Common Stock - Class A                                  1,000
     Common Stock - Class B                                848,286.57
     Common Stock - Class C                              1,677,862.79

================================================================================

                Delco Remy International, Inc. and Subsidiaries

                                     INDEX

PART I    FINANCIAL INFORMATION                                                       Page
          Item 1    Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets............................   3

                    Condensed Consolidated Statements of Operations..................   4

                    Condensed Consolidated Statements of Cash Flows..................   5

                    Notes to Condensed Consolidated Financial Statements.............   6

          Item 2    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations............................................  20

PART II   OTHER INFORMATION

          Item 6    Exhibits and Reports on Form 8-K.................................  23

SIGNATURES...........................................................................  24

                         PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements
                Delco Remy International, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                      September 30,                  December 31,
                                                                         2001                           2000
                                                                   --------------------          ------------------
                                                                      (unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                 $       19,210            $      24,380
  Trade accounts receivable, net                                                   208,281                  173,466
  Other receivables                                                                 16,868                   16,205
  Inventories                                                                      316,262                  293,824
  Deferred income taxes                                                             15,366                   16,539
  Other current assets                                                              16,038                    8,909
                                                                            --------------            -------------
 Total current assets                                                              592,025                  533,323

Property and equipment                                                             314,558                  305,583
Less accumulated depreciation                                                      122,507                  105,743
                                                                            --------------            -------------
  Property and equipment, net                                                      192,051                  199,840

Deferred financing costs                                                            13,314                    8,694
Goodwill (net of accumulated amortization)                                         185,656                  169,238
Investments in joint ventures                                                       10,010                    7,016
Other assets                                                                         7,907                    6,359
                                                                            --------------            -------------
 Total assets                                                               $    1,000,963            $     924,470
                                                                            ==============            =============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                          $      155,005            $     156,075
  Accrued interest payable                                                          14,688                    9,133
  Accrued restructuring charges                                                      4,789                    7,692
  Other liabilities and accrued expenses                                            44,951                   33,790
  Current debt                                                                       4,361                    8,107
                                                                            --------------            -------------
Total current liabilities                                                          223,794                  214,797

Deferred income taxes                                                               10,684                   10,155
Long-term debt, less current portion                                               580,156                  519,284
Post-retirement benefits other than pensions                                        25,653                   22,794
Accrued pension benefits                                                             4,532                    4,424
Other noncurrent liabilities                                                        21,137                    3,884
Commitments and contingencies
Minority interest in subsidiaries                                                   29,677                   28,014

Stockholders' equity:
  Preferred stock - Series A                                                            22                        -
  Common stock:
     Class A shares                                                                      -                      182
     Class B shares                                                                      1                       63
     Class C shares                                                                      2                        -
  Paid-in capital                                                                  231,751                  104,176
  Retained earnings (deficit)                                                     (105,061)                  34,269
  Accumulated other comprehensive loss                                             (21,385)                 (17,236)
  Stock purchase plan                                                                   --                     (336)
                                                                            --------------            -------------
Total stockholders' equity                                                         105,330                  121,118
                                                                            --------------            -------------
  Total liabilities and stockholders' equity                                $    1,000,963            $     924,470
                                                                            ==============            =============

            See Notes to Condensed Consolidated Financial Statements

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                                (in thousands)

                                                        Three Month Period                            Nine Month Period
                                                        Ended September 30                           Ended September 30
                                                    -------------------------------              ------------------------------
                                                       2001                 2000                   2001                 2000
                                                    ---------             ---------              ---------            ---------
Net sales                                           $ 271,090             $ 267,598              $ 804,069            $ 827,247
Cost of goods sold                                    223,396               216,037                653,127              656,213
                                                    ---------             ---------              ---------            ---------
Gross profit                                           47,694                51,561                150,942              171,034

Selling, general and administrative expenses           25,026                26,719                 77,679               81,640
Amortization of goodwill and intangibles                1,880                 1,605                  4,994                4,583
Restructuring charge                                        -                     -                      -               35,222
                                                    ---------             ---------              ---------            ---------
Operating income                                       20,788                23,237                 68,269               49,589
Interest expense                                      (16,475)              (13,687)               (45,122)             (37,968)
Non-recurring merger/tender offer expenses             (1,055)                    -                 (4,731)                   -
Other non-operating (expense) income                   (1,333)                1,222                 (4,616)                 601
                                                    ---------             ---------              ---------            ---------
Income before income tax expense,
 minority interest in income of subsidiaries
 and loss from unconsolidated joint ventures            1,925                10,772                 13,800               12,222
Income tax expense                                        616                 3,596                  4,415                4,133
Minority interest in income of subsidiaries            (2,301)               (1,821)                (6,623)              (5,133)
Loss from unconsolidated joint ventures                  (721)                  (39)                (1,243)                (495)
                                                    ---------             ---------              ---------            ---------

Income (loss) before extraordinary item                (1,713)                5,316                  1,519                2,461
Extraordinary item:                                         -
 Gain on early extinguishment of debt, net
  of income tax                                             -                     -                    698                    -
                                                    ---------             ---------              ---------            ---------

Net income (loss)                                      (1,713)                5,316                  2,217                2,461

Preferred stock dividends                               6,843                     -                 14,204                    -
                                                    ---------             ---------              ---------            ---------

Loss attributable to common stockholders            $  (8,556)            $   5,316              $ (11,987)           $   2,461
                                                    =========             =========              =========            =========

           See Notes to Condensed Consolidated Financial Statements

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (in thousands)

                                                                                Nine Month Period
                                                                                Ended September 30
                                                                         ---------------------------------
                                                                            2001                   2000
                                                                         ----------              ---------
Operating activities:
Net income                                                               $    2,217              $   2,461
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
 Depreciation                                                                20,546                 19,506
 Amortization                                                                 4,994                  4,583
 Changes in operating assets and liabilities, net of
  acquisitions:
   Accounts receivable                                                      (34,774)                11,575
   Inventories                                                              (14,213)               (27,602)
   Accounts payable                                                          (1,105)                 9,251
   Other current assets and liabilities                                       7,844                (23,043)
   Restructuring charge                                                          --                 35,222
   Cash payments for restructuring charges                                   (3,848)               (16,976)
   Other non-current assets and liabilities, net                              5,896                  5,156
                                                                         ----------              ---------

Net cash provided by (used in) operating activities                         (12,443)                20,133

Investing activities:
Acquisitions, net of cash acquired                                          (25,394)               (62,272)
Purchases of property and equipment                                         (12,480)               (23,684)
                                                                         ----------              ---------

Net cash used in investing activities                                       (37,874)               (85,956)

Financing activities:
Net increase in debt                                                         56,944                 71,549
Deferred financing costs                                                     (5,561)                    --
Merger and tender offer costs                                                (4,755)                    --
Distributions to minority interests                                            (762)                (1,200)
                                                                         ----------              ---------

Net cash provided by financing activities                                    45,866                 70,349
Effect of exchange rate changes on cash                                        (719)                  (635)
                                                                         ----------              ---------

Net increase (decrease) in cash and cash equivalents                         (5,170)                 3,891
Cash and cash equivalents at beginning of period                             24,380                 11,362
                                                                         ----------              ---------

Cash and cash equivalents at end of period                               $   19,210              $  15,253
                                                                         ==========              =========

           See Notes to Condensed Consolidated Financial Statements

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 (dollars in thousands, except per share data)


1.   Basis of Presentation

Effective in the fourth quarter of calendar year 2000, the Company changed its fiscal year from July 31 to December 31. Any references to "fiscal year" are to years ending July 31. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year's presentation. Results of operations presented for the three-month and nine-month periods of 2000 reflect the reclassification of warranty expense, benefit costs of manufacturing personnel and certain other expenses in the amount of $1,721 and $11,194, respectively, from selling, general and administrative expense to cost of goods sold. This classification is consistent with the presentation for 2001 results.

Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto for the five-month transition period ended December 31, 2000 and the three fiscal years ended July 31, 2000.


2.   Stockholders' Equity

On February 7, 2001, the Company agreed to a going private transaction with its largest stockholder, Court Square Limited ("Court Square"), pursuant to which Court Square made a cash tender offer for all of the Company's common stock not owned by it. Following completion of the tender offer on February 23, 2001, DRI Acquisition LLC, an affiliate of Court Square, merged with the Company and all remaining common stock not owned by Court Square was eliminated and converted into the right to receive the merger consideration of $9.50 per share.
Following completion of the merger on March 14, 2001, the New York Stock Exchange delisted the Company's common stock and the Company terminated the registration of its common stock under the Exchange Act. For financial accounting purposes the transaction is treated as a leveraged recapitalization whereby the assets are not revalued and the excess purchase price of the redeemed shares over the par value and paid-in capital of the shares ($127,343) has been charged to the Company's retained earnings. Stockholders' equity at September 30, 2001 reflects the Company's equity subsequent to the above transactions and the paid-in capital includes $209,234 attributable to the preferred stock - Series A with liquidation value of $100.00 per share.

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

At September 30, 2001, the authorized capital stock of the Company consisted of
(i) 1,000 shares of Class A Common Stock (par value $.001), of which 1,000 were issued and outstanding, (ii) 6,000,000 shares of Class B Common Stock (par value $.001), of which 848,286.57 shares were issued and outstanding, (iii) 6,000,000 shares of Class C Common Stock (par value $.001), of which 1,677,862.79 shares were issued and outstanding and (iv) 3,500,000 shares of 12% Series A Cumulative Compounding Preferred Stock (par value $.01), of which 2,237,275.36 shares were issued and outstanding.

The Series A Preferred Stock has a stated value of $100.00 per share and is entitled to semi-annual cash dividends commencing September 15, 2001, when, as, and if declared, which dividends are cumulative, whether or not earned or declared, and accrue at a rate of 12%, compounding annually. Such dividends accrue from the date of issuance (March 15, 2001). At September 30, 2001, preferred dividends totaling $14,204 had been charged to retained earnings and are reflected in other non-current liabilities.

The Company incurred costs of $1,055 in the third quarter of 2001 and $4,731 year-to-date in connection with the going private transaction.


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

On June 28, 2001, the Company acquired the North American remanufacturing business of Mazda North American Operations ("Mazda") for approximately $17,116, including expenses and excluding future contingent payments. The business, located in Jacksonville, Florida, is responsible for the remanufacturing of Mazda automatic transmissions, transaxles and rotary engines for Mazda's service requirements in North America. The Company will continue to remanufacture these components to support Mazda's service and replacement parts needs in North America. Goodwill of approximately $17,150, which includes estimated contingent payments of $4,800 recorded in connection with the acquisition, is being amortized over 20 years.

Payments totaling $5,362 have been made in 2001 to the minority shareholders of World Wide Automotive, Inc. ("World Wide"), which was acquired in May 1997. These payments increased the Company's ownership percentage of World Wide from 82.5% to 87.1%.

Pro forma consolidated financial information has not been presented because the effect of these acquisitions, individually or combined, would not have a material effect on consolidated results.


4.   Additional Balance Sheet Information

     The components of inventory are as follows:

                                                  September 30,         December 31,
                                                      2001                  2000
                                                  -------------         ------------
          Raw material                              $176,102              $154,550
          Work-in-process                             55,267                51,668
          Finished goods                              84,893                87,606
                                                  -------------         ------------

          Total                                     $316,262              $293,824
                                                  =============         ============

5.   Accumulated Other Comprehensive Income (Loss)

The Company's other comprehensive income (loss) consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency instruments and interest rate swaps. The before tax income
(loss), related income tax expense (benefit) and accumulated balance are as follows:

                                                 Foreign                                                Accumulated
                                                Currency                                                   Other
                                               Translation                           Interest Rate     Comprehensive
                                               Adjustment       Currency Hedges          Swaps             Loss
                                              -------------    -----------------    ---------------   ---------------
Balance at December 31, 2001                   $ (12,584)         $  (3,629)          $  (1,023)         $ (17,236)
  Before tax                                      (8,187)              (499)             (1,643)           (10,329)
  Income tax effect                               (2,620)              (119)               (714)            (3,453)
                                              -------------    -----------------    ---------------   ---------------
  Other comprehensive loss                        (5,567)              (380)               (929)            (6,876)
                                              -------------    -----------------    ---------------   ---------------
Balance at March 31, 2001                        (18,151)            (4,009)             (1,952)           (24,112)
  Before tax                                       1,481              3,776                  73              5,330
  Income tax effect                                  474                604                  28              1,106
                                              -------------    -----------------    ---------------   ---------------
  Other comprehensive income                       1,007              3,172                  45              4,224
                                              -------------    -----------------    ---------------   ---------------
Balance at June 30, 2001                         (17,144)              (837)             (1,907)           (19,888)
  Before tax                                      (2,009)               828              (1,333)            (2,514)
  Income tax effect                                 (643)               133                (507)            (1,017)
                                              -------------    -----------------    ---------------   ---------------
  Other comprehensive income
  (loss)                                          (1,366)               695                (826)            (1,497)
                                              ------------    -----------------    ---------------   ---------------

Balance at September 30, 2001                  $ (18,510)         $    (142)          $  (2,733)         $ (21,385)
                                              =============    =================    ===============   ===============

The Company's total comprehensive income (loss) was as follows:

       Three months ended September 30, 2001    $ (3,210)
       Three months ended September 30, 2000       1,099
       Nine months ended September 30, 2001       (1,932)
       Nine months ended September 30, 2000       (4,990)

6.   Restructuring Charges

In May 2000, the Company completed plans for the realignment of certain manufacturing facilities in the United States, Canada and the United Kingdom. A one-time charge of $35,222 was recorded in June 2000 for the estimated cost of the plan. The reserve included $27,098 for the estimated cost of various voluntary and involuntary employee separation programs associated with the resulting workforce reductions. A total of $5,011 was paid in fiscal year 2000, $15,961 was paid in the five months ended December 31, 2000 and $4,609, $1,333 and $184 are estimated to be paid in calendar years 2001, 2002 and 2003, respectively. The charge also included $8,124, net of salvage value, for the write-down of certain production assets which will no longer be used as a result of the realignment. Additionally, reserves of $1,050 and $1,145 were established in connection with the acquisition of Elmot-Dr, Spz.o.o. in March 2000 and XL in February 2001, respectively.

The following table summarizes the reserve for restructuring charges:

                                                  Termination         Exit/Impairment
                                                   Benefits                Costs               Total
                                                 -------------       -----------------      -----------
Reserve at December 31, 2000                      $   7,362              $    330             $ 7,692
Payments and charges in the nine-month
 period ended September 30, 2001                     (3,769)                 (279)             (4,048)
Reserve established in acquisition of
 businesses                                             846                   299               1,145
                                                 -------------       -----------------      -----------
Reserve at September 30, 2001                     $   4,439              $    350             $ 4,789
                                                 =============       =================      ===========

7.   Long-term Debt

On April 26, 2001, in a private placement, the Company issued $165,000 of 11.00% senior subordinated debt due May 1, 2009 (the "Notes"). Net proceeds (after discounts, commissions and expenses) of approximately $157,000 were used to retire the GM Subordinated Debenture of approximately $19,000 including accrued interest and repay approximately $138,000 outstanding under the Company's Senior Credit Facility. Interest on the Notes will accrue at 11.00% per annum and will be payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2001. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2005, at the redemption prices set forth in the note agreement plus accrued and unpaid interest, if any, to the date of redemption.

The Notes are unsecured senior subordinated obligations of the Company. As such, they are subordinated in right of payment to all existing and future senior indebtedness of the Company, senior in right of payment to any future subordinated obligations of the Company and guaranteed by each subsidiary guarantor.

In the third quarter, pursuant to an effective registration statement under the Securities Act of 1933, as amended, the Company issued 11% Senior Subordinated Notes in the aggregate principal amount of $165,000 in exchange for all of the outstanding 11% Senior Subordinated Notes that the Company issued in the April 26, 2001 private placement.

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

SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria for the recognition of intangible assets apart from goodwill. The requirements of SFAS 141 are effective for any business combination initiated after June 30, 2001.

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

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at September 30, 2001 and December 31, 2000 and for the three- month and nine-month periods ended September 30, 2001 and 2000.

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

The following table sets forth the Guarantor and direct Non-Guarantor
Subsidiaries:

-------------------------------------------------------------------------------------------------------------------
         Guarantor Subsidiaries                                  Non-Guarantor Subsidiaries
-------------------------------------------------------------------------------------------------------------------
 Delco Remy America, Inc.                                Delco Remy Hungary RT (formerly Autovill RT Ltd.)
 Nabco, Inc.                                             Power Investments Canada Ltd.
 The A&B Group, Inc.                                     Remy UK Limited
 A&B Enterprises, Inc.                                   Delco Remy International (Europe) GmbH
 Dalex, Inc.                                             Remy India Holdings, Inc.
 A&B Cores, Inc.                                         Remy Korea Holdings, Inc.
 R&L Tool Company, Inc.                                  World Wide Automotive Distributors, Inc.
 MCA, Inc. of Mississippi                                Kraftube, Inc.
 Power Investments, Inc.                                 Tractech (Ireland) Ltd.
 Franklin Power Products, Inc.                           Central Precision Limited
 International Fuel Systems, Inc.                        Electro Diesel Rebuild BVBA
 Power Investments Marine, Inc.                          Electro-Rebuild Tunisia S.A.R.L
 Marine Corporation of America                           Delco Remy Mexico, S. de R.L. de C.V.
 Powrbilt Products, Inc.                                 Publitech, Inc.
 World Wide Automotive, Inc.                             Delco Remy Brazil, Ltda.
 Ballantrae Corporation                                  Western Reman Ltd.
 Tractech, Inc.                                          Engine Rebuilders Ltd.
 Williams Technologies, Inc.                             Reman Transport Ltd.
 Western Reman, Inc.                                     Delco Remy Remanufacturing
 Engine Master, L.P.                                     Delco Remy Germany GmbH
 M & M Knopf Auto Parts, Inc.                            Remy Componentes S. de R. L. de C. V.
 Reman Holdings, Inc.                                    Delco Remy Belgium BVBA
 Remy International, Inc.                                Magnum Power Products, LLC
 Jax Reman, LLC                                          Elmot-DR, Sp.z.o.o.
                                                         XL Component Distribution Ltd.
                                                         AutoMatic Transmission International A/S
-------------------------------------------------------------------------------------------------------------------

                Delco Remy International, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheet
                              September 30, 2001
                                  (Unaudited)

                                                   Delco Remy
                                               International Inc.                      Non-
                                                    (Parent         Subsidiary      Guarantor
                                                 Company Only)      Guarantors     Subsidiaries     Eliminations       Consolidated
                                               ------------------  ------------   --------------   --------------     --------------
Assets

Current assets:
 Cash and cash equivalents                        $         -        $    141        $ 19,069        $       -          $   19,210
 Trade accounts receivable, net                             -         169,980          38,301                -             208,281
 Other receivables                                          -           8,035           8,833                -              16,868
 Inventories                                                -         258,530          59,860           (2,128)(c)         316,262
 Deferred income taxes                                 13,774               -           1,592                -              15,366
 Other current assets                                   5,224           4,872           5,942                -              16,038
                                               ------------------  ------------   --------------   --------------     --------------

Total current assets                                   18,998         441,558         133,597           (2,128)            592,025

Property and equipment                                     40         218,349          96,169                -             314,558
Less accumulated depreciation                              23         101,621          20,863                -             122,507
                                               ------------------  ------------   --------------   --------------     --------------

 Property and equipment, net                               17         116,728          75,306                -             192,051

Deferred financing costs                               11,935           1,379               -                -              13,314
Goodwill, net                                               -         160,561          25,095                -             185,656
Investments in affiliates                             578,688               -               -         (568,678)(a)          10,010
Other assets                                              703           2,867           4,337                -               7,907
                                               ------------------  ------------   --------------   --------------     --------------
 Total assets                                     $   610,341        $723,093        $238,335        $(570,806)         $1,000,963
                                               ==================  ============   ==============   ==============     ==============

Liabilities and stockholders' equity

Current liabilities:
 Accounts payable                                 $     1,256        $112,307        $ 41,442        $       -          $  155,005
 Intercompany accounts                                (15,751)         18,901          (2,549)            (601)(c)               -
 Accrued interest payable                              13,934             734              20                -              14,688
 Accrued restructuring charges                              -           4,124             665                -               4,789
 Other liabilities and accrued expenses                 8,595          19,876          16,480                -              44,951
 Current debt                                               -             928           3,433                -               4,361
                                               ------------------  ------------   --------------   --------------     --------------
Total current liabilities                               8,034         156,870          59,491             (601)            223,794

Deferred income taxes                                   9,981               -             703                -              10,684
Long-term debt, less current portion                  447,969         118,948          13,239                -             580,156
Post-retirement benefits other than pensions                -          25,653               -                -              25,653
Accrued pension benefits                                    -           3,486           1,046                -               4,532
Other non-current liabilities                          20,375              61             701                -              21,137
Minority interest in subsidiaries                           -          13,845          15,832                -              29,677

Stockholders' equity:
 Preferred stock - Series A                                22               -               -                -                  22
 Common stock:
  Class A shares                                            -               -               -                -                   -
  Class B shares                                            1               -               -                -                   1
  Class C shares                                            2               -               -                -                   2
 Paid-in capital                                      231,751               -               -                -             231,751
 Subsidiary investment                                      -         291,416          93,099         (384,515)(a)               -
 Retained earnings (deficit)                         (105,061)        112,814          72,876         (185,690)(b)        (105,061)
 Accumulated other comprehensive loss                  (2,733)              -         (18,652)               -             (21,385)
                                               ------------------  ------------   --------------   --------------     --------------
Total stockholders' equity                            123,982         404,230         147,323         (570,205)            105,330
                                               ------------------  ------------   --------------   --------------     --------------
 Total liabilities and stockholders' equity       $   610,341        $723,093        $238,335        $(570,806)         $1,000,963
                                               ==================  ============   ==============   ==============     ==============

______________________
(a)  Elimination of investments in subsidiaries.
(b)  Elimination of investments in subsidiaries' earnings.
(c)  Elimination of intercompany profit in inventory.

                Delco Remy International, Inc. and Subsidiaries
                     Condensed Consolidating Balance Sheet
                               December 31, 2000

                                                   Delco Remy
                                               International Inc.                      Non-
                                                    (Parent         Subsidiary      Guarantor
                                                 Company Only)      Guarantors     Subsidiaries     Eliminations       Consolidated
                                               ------------------  ------------   --------------   --------------     --------------
Assets

Current assets:
 Cash and cash equivalents                        $         -        $   (256)       $ 24,636        $       -          $   24,380
 Trade accounts receivable, net                             -         141,028          32,438                -             173,466
 Other receivables                                          -           9,886           6,319                -              16,205
 Inventories                                                -         243,410          52,465           (2,051)(c)         293,824
 Deferred income taxes                                 14,256               -           2,283                -              16,539
 Other current assets                                   2,667           2,694           3,548                -               8,909
                                               ------------------  ------------   --------------   --------------     --------------

Total current assets                                   16,923         396,762         121,689           (2,051)            533,323

Property and equipment                                     40         217,644          87,899                -             305,583
Less accumulated depreciation                              40          90,536          15,167                -             105,743
                                               ------------------  ------------   --------------   --------------     --------------

 Property and equipment, net                                -         127,108          72,732                -             199,840

Deferred financing costs                                6,806           1,888               -                -               8,694
Goodwill, net                                               -         146,163          23,075                -             169,238
Investments in affiliates                             515,616               -               -         (508,600)(a)           7,016
Other assets                                              770           3,087           2,502                -               6,359
                                               ------------------  ------------   --------------   --------------     --------------
 Total assets                                     $   540,115        $675,008        $219,998        $(510,651)         $  924,470
                                               ==================  ============   ==============   ==============     ==============

Liabilities and stockholders' equity

Current liabilities:
 Accounts payable                                 $       965        $109,727        $ 45,383        $       -          $  156,075
 Intercompany accounts                                 90,427         (81,466)         (8,360)            (601)(c)               -
 Accrued interest payable                               6,719             919           1,495                -               9,133
 Accrued restructuring charges                              -           6,798             894                -               7,692
 Other liabilities and accrued expenses                 5,256          20,623           7,911                -              33,790
 Current debt                                               -           1,526           6,581                -               8,107
                                               ------------------  ------------   --------------   --------------     --------------

Total current liabilities                             103,367          58,127          53,904             (601)            214,797

Deferred income taxes                                  12,209               -          (2,054)               -              10,155
Long-term debt, less current portion                  285,000         219,266          15,018                -             519,284
Post-retirement benefits other than pensions                -          22,794               -                -              22,794
Accrued pension benefits                                    -           3,751             673                -               4,424
Other non-current liabilities                           2,208             971             705                -               3,884
Minority interest in subsidiaries                           -          11,351          16,663                -              28,014

Stockholders' equity:
 Common stock:
  Class A shares                                          182               -               -                -                 182
  Class B shares                                           63               -               -                -                  63
 Paid-in capital                                      104,176               -               -                -             104,176
 Subsidiary investment                                      -         266,087          94,172         (360,259)(a)               -
 Retained earnings (deficit)                           34,269          92,661          57,130         (149,791)(b)          34,269
 Accumulated other comprehensive loss                  (1,023)              -         (16,213)               -             (17,236)
 Stock purchase plan                                     (336)              -               -                -                (336)
                                               ------------------  ------------   --------------   --------------     --------------
Total stockholders' equity                            137,331         358,748         135,089         (510,050)            121,118
                                               ------------------  ------------   --------------   --------------     --------------
 Total liabilities and stockholders' equity       $   540,115        $675,008        $219,998        $(510,651)         $  924,470
                                               ==================  ============   ==============   ==============     ==============

(a)  Elimination of investments in subsidiaries.
(b)  Elimination of investments in subsidiaries' earnings.
(c)  Elimination of intercompany profit in inventory.

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations
              For the Three Month Period Ended September 30, 2001
                                  (Unaudited)

                                                     Delco Remy
                                                 International Inc.                      Non-
                                                      (Parent         Subsidiary      Guarantor
                                                   Company Only)      Guarantors     Subsidiaries     Eliminations     Consolidated
                                                 ------------------  ------------   --------------   --------------   --------------
Net sales                                          $         -        $272,735        $110,937        $(112,582)(a)    $  271,090
Cost of goods sold                                           -         241,824          94,154         (112,582)(a)       223,396
                                                 ------------------  ------------   --------------   --------------   --------------
Gross profit                                                 -          30,911          16,783                -            47,694
Selling, general and administrative expenses             3,523          15,934           5,569                -            25,026
Amortization of goodwill and intangibles                     -           1,699             181                -             1,880
                                                 ------------------  ------------   --------------   --------------   --------------
Operating income (loss)                                 (3,523)         13,278          11,033                -            20,788
Interest expense                                       (11,602)         (4,487)           (386)               -           (16,475)
Non-recurring merger/tender offer expenses              (1,055)              -               -                -            (1,055)
Other non operating (expense) income                         -               1          (1,334)               -            (1,333)
                                                 ------------------  ------------   --------------   --------------   --------------
 Income (loss) before income taxes (benefit),
     minority interest in income of subsidiaries,
     loss from unconsolidated joint ventures
     and equity in earnings of subsidiaries            (16,180)          8,792           9,313                -             1,925

Income taxes (benefit)                                  (3,777)          2,662           1,731                -               616
Minority interest in income of subsidiaries                  -          (1,049)         (1,252)               -            (2,301)
Loss from unconsolidated joint ventures                      -            (539)           (182)               -              (721)
Equity in earnings of subsidiaries                      10,690               -               -          (10,690)(b)             -
                                                 ------------------  ------------   --------------   --------------   --------------
Net income (loss)                                       (1,713)          4,542           6,148          (10,690)           (1,713)
Preferred stock dividends                                6,843               -               -                -             6,843
                                                 ------------------  ------------   --------------   --------------   --------------
Income (loss) attributable to common stockholders  $    (8,556)       $  4,542        $  6,148        $ (10,690)       $   (8,556)
                                                 ==================  ============   ==============   ==============  ===============

______________________
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income of consolidated subsidiaries.

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations
              For the Three Month Period Ended September 30, 2000
                                  (Unaudited)


                                                          Delco Remy
                                                      International Inc.                   Non-
                                                           (Parent        Subsidiary     Guarantor
                                                        Company Only)     Guarantors   Subsidiaries   Eliminations    Consolidated
                                                      -----------------  ------------  ------------- --------------  --------------
Net sales                                              $      -           $271,860     $105,245        (109,507)(a)    $   267,598
Cost of goods sold                                        1,213            233,536       90,795        (109,507)(a)        216,037
                                                      -----------------  ------------  ------------- --------------  --------------

Gross profit                                             (1,213)            38,324       14,450               -             51,561
Selling, general and administrative expenses              2,687              8,883       15,149               -             26,719
Amortization of goodwill and intangibles                      -              1,350          255               -              1,605
                                                      -----------------  ------------  ------------- --------------  --------------
Operating income (loss)                                  (3,900)            28,091         (954)              -             23,237
Interest expense                                         (8,770)            (4,276)        (641)              -            (13,687)
Other non-operating income                                    -                  -        1,222               -              1,222
                                                      -----------------  ------------  ------------- --------------  --------------

Income (loss) before income taxes (benefit), minority
 interest in income of subsidiaries, loss from
 unconsolidated joint ventures and equity in earnings
 of subsidiaries                                        (12,670)            23,815         (373)              -             10,772
Income taxes (benefit)                                   (4,988)            10,836       (2,252)              -              3,596
Minority interest in income of subsidiaries                   -             (1,307)        (514)              -             (1,821)
Loss from unconsolidated joint ventures                       -                  -          (39)              -                (39)
Equity in earnings of subsidiaries                       12,998                  -            -         (12,998)(b)              -
                                                      -----------------  ------------  ------------- --------------  --------------
Net income (loss)                                      $  5,316           $ 11,672     $  1,326       $ (12,998)       $     5,316
                                                      =================  ============  ============= ==============  ==============

______________________________
(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income of consolidated subsidiaries.

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations
               For the Nine Month Period Ended September 30, 2001
                                  (Unaudited)

                                                          Delco Remy
                                                      International Inc.                   Non-
                                                           (Parent        Subsidiary     Guarantor
                                                        Company Only)     Guarantors   Subsidiaries   Eliminations     Consolidated
                                                      -----------------  ------------  -----------   --------------   ------------
Net sales                                              $             -   $   809,743   $   328,802   $ (334,476)(a)   $  804,069
Cost of goods sold                                                   -       708,897       278,706     (334,476)(a)      653,127
                                                      -----------------  ------------  ------------  --------------   ------------
Gross profit                                                         -       100,846        50,096            -          150,942

Selling, general and administrative expenses                    11,396        46,741        19,542            -           77,679
Amortization of goodwill and intangibles                             -         4,515           479            -            4,994
                                                      -----------------   -----------  ------------  --------------   ------------
Operating income (loss)                                        (11,396)       49,590        30,075            -           68,269
Interest expense                                               (31,464)      (12,785)         (873)           -          (45,122)
Non-recurring merger/tender offer expenses                      (4,731)            -             -            -           (4,731)
Other non-operating (expense) income                                 -           255        (4,871)           -           (4,616)
                                                      -----------------  ------------  ------------  --------------   ------------

Income (loss) before income taxes, minority interest
 in income of subsidiaries, loss from unconsolidated
 joint ventures and equity in earnings of subsidiaries         (47,591)      37,060         24,331            -           13,800
Income taxes (benefit)                                         (13,909)      13,716          4,608            -            4,415
Minority interest in income of subsidiaries                          -       (3,128)        (3,495)           -           (6,623)
Loss from unconsolidated joint ventures                              -         (761)          (482)           -           (1,243)
Equity in earnings of subsidiaries                              35,899            -              -      (35,899)(b)            -
                                                      -----------------  ------------  ------------  --------------   ------------
Net income (loss) before extraordinary item                      2,217        19,455        15,746      (35,899)           1,519
Extraordinary item:
    Gain on early extinguishment of debt, net of
     income tax                                                      -           698             -            -              698
                                                      -----------------  ------------  ------------  --------------   ------------
Net income (loss)                                                2,217        20,153        15,746      (35,899)           2,217
Preferred stock dividends                                       14,204             -             -            -           14,204
                                                      -----------------  ------------  ------------  --------------  --------------
Income (loss) attributable to common stockholders      $       (11,987)  $    20,153   $    15,746   $  (35,899)      $  (11,987)
                                                      =================  ============  ============  ==============  ==============

________________________________________
(a)  Elimination of intercompany sales and cost of sales.
(b)  Elimination of equity in net income of consolidated subsidiaries.

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Operations
              For the Nine Month Period Ended September 30, 2000
                                  (Unaudited)


                                                           Delco Remy
                                                       International Inc.                    Non-
                                                            (Parent         Subsidiary     Guarantor
                                                         Company Only)      Guarantors   Subsidiaries   Eliminations   Consolidated
                                                       ------------------   ----------- ------------- --------------  --------------

Net sales                                              $             -      $ 836,946    $ 305,176    $ (314,875)(a)    $   827,247
Cost of goods sold                                                   -        711,065      260,023      (314,875)(a)        656,213
                                                       ------------------   ----------- ------------- --------------  --------------

Gross profit                                                         -        125,881       45,153             -           171,034
Selling, general and administrative expenses                    10,560         45,919       25,161             -            81,640
Amortization of goodwill and intangibles                             -          3,995          588             -             4,583
Restructuring charge                                                 -         30,133        5,089                          35,222
                                                       ------------------   ----------- ------------- --------------  --------------

Operating income (loss)                                        (10,560)        45,834       14,315             -            49,589
Interest expense                                               (24,523)       (12,192)      (1,253)            -           (37,968)
Other non-operating income                                           -              -          601             -               601
                                                       ------------------   ----------- ------------- --------------  --------------

Income (loss) before income taxes, minority interest
 in income of subsidiaries, loss from unconsolidated
 joint ventures and equity in earnings of subsidiaries         (35,083)        33,642       13,663             -            12,222
Income taxes (benefit)                                         (11,083)        16,250       (1,034)            -             4,133
Minority interest in income of subsidiaries                          -         (2,793)      (2,340)            -            (5,133)
Loss from unconsolidated joint ventures                              -              -         (495)            -              (495)
Equity in earnings of subsidiaries                              26,461              -            -       (26,461)(b)             -
                                                       ------------------   ----------- ------------- --------------  --------------
Net income (loss)                                      $         2,461      $  14,599    $  11,862    $  (26,461)       $    2,461
                                                       ==================   =========== ============= ==============  ==============

____________________________________
(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income of consolidated subsidiaries.

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Cash Flows
               For the Nine Month Period Ended September 30, 2001
                                  (Unaudited)


                                                           Delco Remy
                                                       International Inc.                    Non-
                                                            (Parent         Subsidiary     Guarantor
                                                         Company Only)      Guarantors  Subsidiaries  Eliminations    Consolidated
                                                       ------------------  ------------ ------------  --------------  ------------
Operating activities:
Net income (loss)                                        $   2,217          $  20,153    $ 15,746     $  (35,899)(a)  $      2,217
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
 Depreciation                                                    3             14,344       6,199              -            20,546
 Amortization                                                    -              4,515         479              -             4,994
 Equity in earnings of subsidiary                          (35,899)                 -           -         35,899(a)              -
 Changes in operating assets and liabilities, net of
  acquisitions:
  Accounts receivable                                            -            (28,952)     (5,822)             -           (34,774)
  Inventories                                                    -            (10,627)     (3,586)             -           (14,213)
  Accounts payable                                             291              2,580      (3,976)             -            (1,105)
  Other current assets and liabilities                      11,888             (4,004)        (40)             -             7,844
  Intercompany accounts                                   (110,759)           109,565       1,194              -                 -
  Cash payments for restructuring charges                        -             (2,494)     (1,354)             -            (3,848)
  Other non-current assets and liabilities, net             (3,778)             8,152       1,522              -             5,896
                                                       ------------------  ------------ ------------  --------------  -------------
Net cash provided by (used in) operating activities       (136,037)           113,232      10,362              -           (12,443)

Investing activities:
Acquisitions, net of cash acquired                         (16,616)            (5,862)     (2,916)             -           (25,394)
Purchases of property and equipment                              -             (6,057)     (6,423)             -           (12,480)
                                                       ------------------  ------------ ------------  --------------  -------------
Net cash used in investing activities                      (16,616)           (11,919)     (9,339)             -           (37,874)

Financing activities:
Net increase (decrease) in debt                            162,969           (100,916)     (5,109)             -            56,944
Deferred financing costs                                    (5,561)                 -           -              -            (5,561)
Merger and tender offer costs                               (4,755)                 -           -              -            (4,755)
Distributions to minority interests                              -                  -        (762)             -              (762)
                                                       ------------------  ------------ ------------  --------------  -------------
Net cash provided by (used in) financing activities        152,653           (100,916)     (5,871)             -            45,866
Effect of exchange rate changes on cash                          -                  -        (719)             -              (719)
                                                       ------------------  ------------ ------------  --------------  -------------
Net increase (decrease) in cash and cash equivalents             -                397      (5,567)             -            (5,170)
Cash and cash equivalents at beginning of period                 -               (256)     24,636              -            24,380
                                                       ------------------  ------------ ------------  --------------  -------------
Cash and cash equivalents at end of period               $       -          $     141    $ 19,069     $        -      $     19,210
                                                       ==================  ============ ============  ==============  =============

_________________________________________
(a)  Elimination of equity in earnings of subsidiaries.

                Delco Remy International, Inc. and Subsidiaries
                Condensed Consolidating Statement of Cash Flows
              For the Nine Month Period Ended September 30, 2000
                                  (Unaudited)


                                                          Delco Remy
                                                      International Inc.                      Non-
                                                           (Parent          Subsidiary     Guarantor
                                                        Company Only)       Guarantors    Subsidiaries   Eliminations  Consolidated
                                                      ------------------  -------------   ------------   ------------  ------------
Operating activities:
Net income (loss)                                     $         2,461     $    14,599        $   11,862  $    (26,461)   $    2,461
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Depreciation                                                     -          13,451             6,055             -        19,506
   Amortization                                                     -           3,995               588             -         4,583
   Equity in earnings of subsidiaries                         (26,461)              -                 -        26,461(a)          -
   Changes in operating assets and liabilities, net of
    acquisitions:
       Accounts receivable                                          -           4,587             6,988             -        11,575
       Inventories                                             (1,213)        (29,179)            2,790             -       (27,602)
       Accounts payable                                         1,911          (2,890)           10,230             -         9,251
       Intercompany accounts                                   52,466         (73,181)           20,715             -             -
       Other current assets and liabilities                    15,551         (17,185)          (21,409)            -       (23,043)
       Restructuring charge                                         -          30,133             5,089             -        35,222
       Cash payments for restructuring charges                      -         (16,976)                -             -       (16,976)
       Other non-current assets and liabilities, net           18,680          11,403           (24,927)            -         5,156
                                                      ---------------     -----------        ----------  ------------     ---------

Net cash provided by (used in) operating activities            63,395         (61,243)           17,981             -        20,133

Investing activities:
Acquisitions, net of cash acquired                            (63,395)            (10)            1,133             -       (62,272)
Purchases of property and equipment                                 -         (11,562)          (12,122)            -       (23,684)
                                                      ---------------     -----------        ----------  ------------     ---------

Net cash used in investing activities                         (63,395)        (11,572)          (10,989)            -       (85,956)

Financing activities:
Net increase (decrease) in debt                                     -          73,707            (2,158)            -        71,549
Distributions to minority interests                                 -            (438)             (762)            -        (1,200)
                                                      ---------------     -----------        ----------  ------------    ----------

Net cash provided by (used in) financing activities                 -          73,269            (2,920)            -        70,349
Effect of exchange rate changes on cash                             -               -              (635)            -          (635)
                                                      ---------------     -----------        ----------  ------------    ----------

Net increase in cash and cash equivalents                           -             454             3,437             -         3,891
Cash and cash equivalents at beginning of period                    -            (111)           11,473             -        11,362
                                                      ---------------     -----------        ----------  ------------    ----------

Cash and cash equivalents at end of period            $             -     $       343        $   14,910  $          -    $   15,253
                                                      ===============     ===========        ==========  ============    ==========

____________________________________________________________
(a)  Elimination of equity in earnings of subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net Sales Net sales of $271.1 million increased $3.5 million, or 1.3%, from the third quarter of 2000. This increase reflected sales relative to previously consigned inventory ($11.6 million), the effect of the acquisitions of Mazda and XL ($9.6 million) and higher demand for aftermarket electrical and powertrain/drivetrain products ($7.7 million). The sale of previously consigned inventory did not impact gross profit or operating profit. These increases were largely offset by lower demand in the automotive and heavy-duty OE markets ($21.8 million). In the heavy duty OE market, build rates for Class 8 trucks were down 60% from 2000. Automotive build rates were also down, although not as dramatically as heavy duty. In addition, third party core and other miscellaneous sales were down $3.6 million year over year.

Gross Profit Gross profit of $47.7 million declined $3.9 million, or 7.5%, and as a percentage of net sales was 17.6% compared with 19.3% in the third quarter of 2000. In the aftermarket, volume growth was offset by lower product mix and reduced fixed manufacturing leverage due to volume shortfalls in certain facilities ($5.3 million). The decline in third party core and other miscellaneous sales contributed $3.8 million to the total decline. In the OE markets, gross profit was up $3.1 million as cost reductions resulting from restructuring actions taken in prior years offset volume shortfalls. Acquisitions accounted for $2.1 million of the year over year increase.

Selling, General and Administrative Expenses Selling, general and administrative (SG&A) expenses declined $1.7 million, or 6.3%, and as a percentage of net sales were 9.2% compared with 10.0% in the third quarter of 2000. Continued emphasis on cost control throughout the Company offset the effect of acquisitions.

Operating Income Operating income of $20.8 million was down $2.4 million, or 10.5%, and as a percentage of net sales was 7.7% compared with 8.7% in the third quarter of 2000. This change is explained by the sales, gross profit and SG&A issues discussed above.

Interest Expense Interest expense of $16.5 million in the third quarter of 2001 compares with $13.7 million in 2000. This increase was due to the higher interest rate associated with the 11% senior subordinated debt issued on April 26 ($1.4 million), higher levels of debt to fund operations ($0.7 million), debt to fund acquisitions ($ 0.5 million) and interst rate swaps ($ 0.2 million).

Other Non-Operating (Expense) Income Non-operating expense in the third quarter of 2001 consisted of realized losses on non-deliverable currency forward contracts entered into as a hedge against fluctuations between the South Korean won and U.S. Dollar ($0.8 million) and other miscellaneous expense, net ($0.5 million).

Income Taxes The Company's consolidated effective income tax rate was approximately 32% in the third quarter of 2001 compared with 33% in the third quarter of 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net Sales Net sales of $804.1 million declined $23.2 million, or 2.8%, from the comparable period of 2000. Lower demand in the automotive and heavy-duty OE markets ($96.5 million) and reduced core and other miscellaneous sales ($8.8 million) were partially offset by sales of previously consigned inventory ($29.7 million), the effect of the acquisitions of XL, M&M Knopf Auto Parts, Inc. and Mazda ($29.4 million) and higher demand for aftermarket electrical and powertrain/drivetrain products ($23.0 million).

Gross Profit Gross profit of $150.9 million declined $20.1 million, or 11.7%, and as a percentage of net sales was 18.8% compared with 20.7% in the first nine months of 2000. In the OE markets, gross profit was down $20.0 million as cost reductions resulting from restructuring actions taken in prior years were offset by volume shortfalls. Gross profit attributable to third party core and other miscellaneous sales was down $5.7 million due primarily to lower sales volume. Acquisitions contributed $5.4 million of incremental gross profit year over year. In the aftermarket, gross profit increased $0.2 million due to volume growth, largely offset by lower product mix and reduced fixed manufacturing leverage due to volume shortfalls in certain facilities.

Selling, General and Administrative Expenses SG&A expenses declined $4.0 million, or 4.9%, and as a percentage of net sales were 9.7% compared with 9.9% in the first nine months of 2000. Continued emphasis on cost control throughout the Company offset the effect of acquisitions.

Operating Income Operating income of $68.3 million in the first nine months of 2001 compares with $49.6 million in 2000. Excluding restructuring charges recorded in the second quarter of 2000, operating income declined $16.5 million, or 19.5%, and as a percentage of net sales was 8.5% compared with 10.3% in 2000. This change is explained by the sales, gross profit and SG&A issues discussed above.

Interest Expense Interest expense of $45.1 million in the first nine months of 2001 compares with $38.0 million in 2000. This increase was due to higher levels of debt to fund operations ( $ 2.6 million), the higher interest rate associated with the 11% senior subordinated debt issued on April 26 ( $2.3 million), debt to fund acquisitions ( $1.4 million), interest rate swaps ( $0.6 million) and rate increases by the Federal Reserve ( $0.2 million).

Other Non-Operating (Expense) Income Non-operating expense in 2001 consisted of realized losses on non-deliverable currency forward contracts entered into as a hedge against fluctuations between the South Korean won and U.S. Dollar ($4.9 million) and other miscellaneous income, net, of $0.3 million.

Income Taxes The Company's consolidated effective income tax rate was approximately 32% in the first nine months of 2001 compared with 34% in the comparable period of 2000.

Liquidity and Capital Resources

The Company's short-term liquidity needs include required debt service, including capital lease payments, day to day operating expenses, working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include principal payments of long-term debt and the funding of acquisitions. The Company's principal sources of cash to fund its short-term liquidity needs consist of cash generated by operations and borrowings under the Senior Credit Facility. At September 30, 2001, borrowings under the Senior Credit Facility were $100.7 million and utilization of letters of credit totaled $11.9 million, leaving $187.4 million available under the $300.0 million facility.

In the nine months ended September 30, 2001, cash used in operating activities was $12.4 million compared with cash provided of $20.1 million in the nine months of 2000. Accounts receivable increased $34.8 million in 2001 due primarily to sales by XL, sales of previously consigned inventory to certain aftermarket customers and higher aftermarket sales. The $11.6 million decrease in 2000 primarily reflected one-time accelerated payments from certain customers. The increase in inventory in 2001 and 2000 was due primarily to an increase in core returns from customers. The net decrease in other current assets and liabilities in 2001 reflects higher accrued interest expense.

Acquisitions included XL, Mazda, AMT and an increase in the ownership percentage of World Wide in 2001; and Knopf and Elmot in 2000. The higher level of capital expenditures in 2000 was due to enterprise-wide system implementations and equipment supporting new products and customers.

The $56.9 million net increase in debt during the first nine months of 2001 consisted of (i) proceeds of $157.3 million, net of discount, fees and expenses, on the issuance of the 11% senior subordinated debt on April 26, (ii) payment of $18.9 million on the early retirement of the GM Subordinated Debenture, and
(iii) a $81.5 million net reduction in the Senior Credit Facility and other debt. The net proceeds on debt were used to fund the Company's acquisitions, capital expenditures, operating activities and other financing activities.
Other financing activities included fees and expenses associated with the issuance of the 11% senior subordinated debt, costs incurred in connection with the Company's going private transactions and a dividend payment to the minority shareholders of Delco Remy Korea.

In light of continued softness in heavy-duty and automotive OE volume, the Company is currently reviewing potential cost reduction actions in certain of its operations.

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

Foreign Sales

Approximately 21.7% of the Company's net sales in the nine months ending September 30, 2001 were derived from sales made to customers in foreign countries. Because of these foreign sales, the Company's business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.


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

                           PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

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


                                          DELCO REMY INTERNATIONAL, INC.
                                          ------------------------------
                                                   (Registrant)




Date:  November 13, 2001                  By: /s/: David.E. Stoll
                                              ---------------------------------
                                                   David E. Stoll
                                                   Vice President and
                                                   Chief Financial Officer



Date:  November 13, 2001                  By: /s/: Richard L. Reinhart
                                              ---------------------------------
                                                   Richard L. Reinhard
                                                   Vice President and Controller
                                                   Chief Accounting Officer