Form 10-K405
period 2001-12-31
DELCO REMY INTERNATIONAL INC
filed 2002-04-01
CIK 1046859

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES ACT OF 1934

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                 For the Fiscal Year Ended December 31, 2001

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
    1934

          For the Transition Period from ________ to _________.

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

                              TITLE OF EACH SECURITY:

                          8 5/8% Senior Notes Due 2007
                   10 5/8% Senior Subordinated Notes Due 2006
                     11% Senior Subordinated Notes Due 2009

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (765) 778-6499
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

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

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT. Not Applicable

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                     Outstanding as of
                                                      March 15, 2002
                                                    -----------------
          Common Stock -- Class A                          1,000
          Common Stock -- Class B                      2,497,337.49
          Common Stock -- Class C                         16,687

DOCUMENTS INCORPORATED BY REFERENCE: None

                         DELCO REMY INTERNATIONAL, INC.
                                    FORM 10-K
                                DECEMBER 31, 2001

                                TABLE OF CONTENTS

------------------------------------------------------------------------------------------------------------------------
 PART I                                                                                                             Page
                                                                                                                    ----
------------------------------------------------------------------------------------------------------------------------
Item 1.        Business                                                                                               3
Item 2.        Properties                                                                                            12
Item 3.        Legal Proceedings                                                                                     14
Item 4.        Submission of Matters to a Vote of Security Holders                                                   14
------------------------------------------------------------------------------------------------------------------------
 PART II
------------------------------------------------------------------------------------------------------------------------
Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters                                 15
Item 6.        Selected Financial Data                                                                               15
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations                 16
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                                            23
Item 8.        Financial Statements and Supplementary Data                                                           24
Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                  63
------------------------------------------------------------------------------------------------------------------------
 PART III
------------------------------------------------------------------------------------------------------------------------
Item 10.       Directors and Executive Officers of the Registrant                                                    64
Item 11.       Executive Compensation                                                                                66
Item 12.       Security Ownership of Certain Beneficial Owners and Management                                        70
Item 13.       Certain Relationships and Related Transactions                                                        71
------------------------------------------------------------------------------------------------------------------------
 PART IV
------------------------------------------------------------------------------------------------------------------------
Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                      74

               SIGNATURES                                                                                            77

--------------------------------------------------------------------------------
                                    PART I
--------------------------------------------------------------------------------

     From time to time, Delco Remy International, Inc. (the "Company") makes oral and written statements that may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to the future performance of the Company contained in this Form 10-K and in other filings with the SEC.

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

ITEM 1     BUSINESS

     The Company is a leading global manufacturer and remanufacturer of original equipment and aftermarket electrical, powertrain/drivetrain and related components for automobiles, light trucks, medium and heavy duty trucks and other heavy duty vehicles. The Company's products are sold worldwide primarily under the "Delco Remy" brand name, as well as other widely recognized private label brands. The Company's products include starter motors ("starters"), alternators, engines, transmissions, torque converters, traction control systems and fuel systems which are principally sold or distributed to original equipment manufacturers ("OEMs") for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. The Company sells its products principally in North America, Europe, Latin America and Asia-Pacific.

     The Company believes that it is the largest producer in North America of OEM starters for automobiles and light trucks and starters and alternators for medium and heavy duty vehicles. The Company believes it is also the largest producer in North America of remanufactured starters and alternators for the aftermarket. The Company provides exchange services for cores for third party aftermarket remanufacturers. The Company's largest customers include General Motors ("GM"), International Truck and Engine Corporation ("Navistar"), Advance Auto Parts, Caterpillar, Delphi, Autozone, Cummins, PACCAR, O'Reilly, Volvo Trucks, Mack, Pep Boys and NAPA.

     Since the Company's separation from GM in 1994, the Company has successfully acquired and integrated 17 strategic businesses and entered into seven joint ventures. These acquisitions and joint ventures have enabled the Company to broaden its product line, expand its manufacturing and remanufacturing capability, extend its participation in international markets and increase its penetration of the retail automotive parts channel. As a result, sales to its customers other than GM have increased from 41% of the Company's total sales in fiscal year 1995 to 75% in fiscal year 2001. The Company has also increased sales outside of the Class 8 heavy duty truck market from 87% of its total sales in fiscal year 1995 to 96% in fiscal year 2001.

     The Company changed its fiscal year to December 31, effective August 1, 2000. Prior to August 1, 2000, the fiscal year ended on July 31. References to "fiscal year" other than fiscal year 2001 pertain to years ending on July 31 of such year.

GOING PRIVATE TRANSACTION

     On February 7, 2001, the Company agreed to a going private transaction with its largest stockholder, Court Square Capital Limited ("Court Square"), pursuant to which Court Square made a cash tender offer for all of the Company's common stock not owned by Court Square. Following completion of the tender offer on February 23, 2001, an affiliate of Court Square merged with the Company and the merger eliminated the remaining common stock not owned by Court Square. The aggregate consideration for the shares purchased in the tender offer and the merger was about $104.2 million. The Company did not incur any indebtedness in connection with the tender offer and merger. Following completion of the merger on March 14, 2001, the New York Stock Exchange delisted the Company's common stock, and the Company terminated the registration of its common stock under the Exchange Act.

ACQUISITIONS

     On June 28, 2001, the Company acquired the North American remanufacturing business of Mazda North American Operations for approximately $17.1 million, including fees and expenses and excluding future contingent payments. The business, located in Jacksonville, Florida, is responsible for the remanufacturing of Mazda automatic transmissions, transaxles and rotary engines for Mazda's service requirements in North America. The Company will continue to remanufacture these components to support Mazda's service and replacement parts needs in North America.

     On May 4, 2001, the Company completed the acquisition of 100% of the stock of Auto Matic Transmission International A/S ("AMT") and its wholly-owned subsidiary, Mr. Transmission ApS., for approximately $0.5 million. AMT is based in Soborg, which is a suburb of Copenhagen, Denmark. AMT will expand the Company's existing business of remanufacturing automatic transmissions for passenger cars and commercial vehicles.

     On February 12, 2001, the Company expanded its aftermarket product line by acquiring the business and assets of XL Component Distribution Limited ("XL") for approximately $2.4 million. Since 1985, XL, with headquarters in Droitwich, Worcestershire, England, has been involved in the remanufacturing, packaging and distribution of steering racks, brake calipers, ignition distributors, ignition leads, transmission components and rotating electrics. These products are distributed under the XL brand, with the exception of rotating electrics, which are branded under the Autostart name.

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

     Aftermarket parts are supplied principally through three distribution channels:

     . car and truck dealers that obtain parts either through an OEM parts organization (e.g., GM Service Parts Operations ("GM SPO"), Ford Parts & Service, Chrysler Mopar and Navistar) or directly from an OEM-authorized remanufacturer;

     . retail automotive parts chains and mass merchandisers; and

     . wholesale distributors and jobbers who supply independent service stations, specialty and general repair shops, farm equipment dealers, car dealers and small retailers.

     The Company believes that the aftermarket and the Company's opportunity in the aftermarket have been, and will continue to be, impacted by the following trends:

     . the increasing number and average age of vehicles in use and the number of miles driven annually;

     . the increasing demands of customers that their aftermarket suppliers meet high quality and service standards;

     . the increasing use of remanufactured parts for OEM warranty and extended service programs, especially on larger, more complex components such as engines, transmissions and fuel system components;

     . the growth and consolidation of large retail automotive parts chains and warehouse distributors requiring larger, nationally capable suppliers;

     . the increasing engine output and durability demands related to the high temperatures at which engines operate;

     . the increased high-technology content of replacement components which requires more factory manufacturing compared with in-vehicle repair; and

     . the increasing product lives of automotive parts.

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

OEM Markets

     The OEM market consists of the production and sale of new component parts for use in the manufacture of new vehicles. The OEM market includes two major classes of customers:

     . automobile and light truck manufacturers and

     . medium and heavy duty truck and engine manufacturers and other heavy duty vehicle manufacturers.

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

     OEMs continue to outsource component manufacturing of non-strategic parts. Outsourcing has taken place in response to competitive pressures on OEMs to improve quality and reduce capital outlays, production costs, overhead and inventory levels. In addition, OEMs are increasingly purchasing integrated systems from suppliers who provide the design, engineering, manufacturing and project management support for a complete package of integrated products. By purchasing complete systems, OEMs are able to shift design, engineering and product management to fewer and more capable suppliers. Integrated systems suppliers are generally able to design, manufacture and deliver components at a lower cost than the OEMs due to

     . their lower labor costs and other manufacturing efficiencies;

     . their ability to spread research and development and engineering costs over products provided to multiple OEMs; and

     . other economies of scale inherent in high volume manufacturing such as the ability to automate and leverage global purchasing capabilities.

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

     The following table sets forth the approximate composition by product category of the Company's revenues for the fiscal year ended December 31, 2001, the five months ended December 31, 2000 and the two prior fiscal years ended July 31, 2000 and 1999*:

                                                        Five
                                      Year Ended    Months Ended        Year Ended July 31
                                      December 31    December 31     -----------------------
Product Categories                       2001           2000           2000          1999
                                     -------------------------------------------------------
Electrical systems                       70.4%          76.2%          78.7%         83.2%
Powertrain/drivetrain                    23.6           17.5           17.8          15.7
Other                                     6.0            6.3            3.5           1.1
                                     -------------------------------------------------------
Total                                   100.0%         100.0%         100.0%        100.0%
                                     =======================================================

               * Reference is made to the consolidated financial statements and the notes relating thereto for a more detailed presentation of revenues from external customers, a breakdown of foreign revenues, measure of profit (loss) and total assets.

     Products within the electrical systems category include manufactured and remanufactured starters and alternators. The starters are used in all cars and trucks manufactured by GM in North America (except for its Saturn and Geo divisions). The Company manufactures a full line of heavy duty starters and alternators for use primarily with large diesel engines. The Company's starters and alternators are specified as part of the standard electrical system by most North American heavy duty truck and engine manufacturers. The Company believes that it is the largest manufacturer and remanufacturer in North America of (i) starters for automobiles and light trucks (including sport-utility vehicles, minivans and pickup trucks) and (ii) starters and alternators for medium and heavy duty vehicles. With the Company's acquisition of M&M Knopf Auto Parts, Inc. ("M&M Knopf") on March 10, 2000, the Company expanded its role as a provider of core acquisition services.

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

CUSTOMERS

     The Company's principal customers include OEM automotive and heavy duty manufacturers, OEM dealer networks, leading automotive parts retail chains and warehouse distributors. The Company's major customers include GM, Navistar, GM SPO, Advance Auto Parts, Caterpillar, Delphi, Autozone, Cummins, PACCAR, O'Reilly, Volvo Trucks, Mack, Pep Boys and NAPA.

     The Company has long-term agreements, with terms typically ranging from three to five years, to supply heavy duty starters and alternators to GM and PACCAR. Total sales to GM and related affiliates accounted for approximately 24.5%, of which approximately 17.2% are OEM sales, and sales to Navistar accounted for approximately 11.1% of the Company's sales in 2001. No other customer accounted for more than 10% of consolidated net sales.

     In connection with the Company's separation from GM in July 1994, GM entered into long-term contracts with the Company to purchase 100% of its North American requirements for automotive starters (other than for Saturn and Geo) and 100% of its U.S. and Canadian requirements for heavy duty starters and alternators, at fixed prices which are scheduled to decline over the life of the contracts. GM's obligations to purchase the Company's automotive starters and heavy duty starters and alternators under these agreements are subject to those products remaining competitive as to price, technology and design. In fiscal year 1999, the Company and GM extended the terms of these agreements for the Company to supply automotive starters for existing and planned new engines introduced to support GM North American Operations to August 31, 2008. The amendment also provides that Delco Remy America and its international operations will be the supplier of starting motors for the life of production of those engines. The contracts relating to heavy duty products terminated on July 31, 2000.

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

     . growing sales of existing and new product lines to OEM dealer networks as dealers continue to capture an increasing percentage of vehicle repairs primarily due to longer warranty and service programs and growing vehicle complexity;

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

     The Company owns and has obtained licenses to various domestic and foreign patents and patent applications related to its products and processes. The patents expire at various times over the next 14 years. While these patents and patent applications in the aggregate are important to the Company's competitive position, no single patent or patent application is material to the Company.

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

EMPLOYEES

     As of December 31, 2001, the Company employed 7,422 people, 1,938 of whom were salaried and administrative employees and 5,484 of whom were hourly employees. Of the Company's hourly employees, 25% are represented by unions. In the United States, 550 of the Company's hourly workers are represented by the United Auto Workers Union (the "UAW") under an agreement between the Company and the UAW, the applicable provisions of which were assumed by the Company in connection with the separation from GM. The agreement between the UAW and the Company, originally scheduled to expire on March 22, 2001, was extended an additional two years. In addition, 42 of the Company's hourly employees are represented by the International Brotherhood of Teamsters (the "Teamsters"). The agreement between the Teamsters and the Company expires on August 31, 2003.

     As of December 31, 2001, 52 of the Company's 151 Canadian hourly employees are represented by the Canadian Auto Workers Union and 8 are represented by the United Steel Workers Union. The agreements with these unions expire in November 2002 and December 2002, respectively.

     As of December 31, 2001, approximately 170 of Delco Remy Hungary's 388 hourly employees are affiliated with the Hungarian Steel Industry Workers Union. The agreement was signed July 17, 1996 and is perpetual, subject to termination upon three months' notice from either party.

     As of December 31, 2001, approximately 542 of Elmot's 649 hourly workers are affiliated with The Intercompany Trade Union or the Intercompany Union Organization NSZZ. Agreements with these unions were signed on August 23, 2000 and are perpetual.

     The Company's other facilities are primarily non-union. The Company is unaware of any current efforts to organize the employees in its other facilities. There can be no assurance that there will not be any labor union efforts to organize employees at facilities that are not currently unionized. At the present time, the Company believes that its relations with its employees are good.

RESEARCH AND DEVELOPMENT

     The Company's engineering staff works independently and with OEMs to design new products, improve performance and technical features of existing products and develop methods to lower manufacturing costs. In support of its engineering efforts, the Company has formed technical alliances with a select number of engineering and technology firms to identify long-term engineering advances and opportunities. The Company has entered into a joint venture with Continental AG for the joint industrialization of the Integrated Starter Alternator Damper motor in Europe. This new technology combines the starter and alternator functions in one compact, high performance unit integrated between the engine and gearbox. The Company also is a participant in Electricore Incorporated, a consortium for advanced transportation technologies. Through this participation, the Company is working on developing the technical alliances to develop the next generation motors and alternators. The Company has also entered into an alliance with Lynx Motion Technologies to develop a family of electric drive motors which will be integral components of the propulsion system, needed for advanced hybrid gas-electric, diesel-electric and fuel cell vehicles.

     Consistent with its strategy to introduce technologically advanced and improved products, the Company spent approximately $15.5 million in 2001, approximately $7.2 million in the five month period ended December 31, 2000 and approximately $16.3 million and $13.5 million in fiscal years 2000 and 1999, respectively, on research and development activities. All expenditures were Company funded.

FOREIGN OPERATIONS

     Information about the Company's foreign operations is set forth in tables relating to geographic information in Note 14 to Consolidated Financial Statements, "Business Segments and Geographic Area Information," which statements are included under Item 8, Financial Statements and Supplementary Data.

ENVIRONMENTAL REGULATION

     The Company's subsidiaries' facilities and operations are subject to a wide variety of federal, state, local and foreign environmental laws, regulations, ordinances and directives, including those related to air emissions, wastewater discharges and chemical and hazardous waste management and disposal ("Environmental Laws"). The Company's subsidiaries' operations also are governed by laws relating to workplace safety and worker health, primarily the Occupational Safety and Health Act, and foreign counterparts to such laws ("Employee Safety Laws"). The Company believes that its and its subsidiaries' operations are in compliance with current requirements under Environmental Laws and Employee Safety Laws, except for non-compliance where the cost that might be incurred to resolve the non-compliance would not have a material adverse effect on the Company's results of operations, business or financial condition. The nature of the Company's and its subsidiaries' operations, however, exposes it to the risk of liabilities or claims with respect to environmental and worker health and safety matters. There can be no assurance that such costs will not be incurred in connection with such liabilities or claims.

     The Company has commenced a series of environmental, health and safety reviews to enable the subsidiaries to confirm their compliance with Environmental Laws and Employee Safety Laws. In connection with those reviews, the Remy Reman facilities in Mississippi and the World Wide Automotive facility in Virginia identified certain possible violations of Environmental Law of which they have notified the Environmental Protection Agency ("EPA") and/or the applicable state agencies under federal or state voluntary audit disclosure rules, and the subsidiaries have taken or are taking steps to correct the violations. The Company does not believe that the costs of the matters will have a material adverse effect on the Company's results of operations, business or financial condition.

     Based on the Company's experience to date, the Company believes that the future costs of compliance with existing Environmental Laws (or liability for known environmental claims) will not have a material adverse effect on the Company's business, financial condition or results of operations. However, future events, such as changes in existing Environmental Laws or their interpretation, may give rise to additional compliance costs or liabilities for the subsidiaries that could have a material adverse effect on the Company's business, financial condition or results of operations. Compliance with more stringent Environmental Laws, as well as more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing Environmental Laws, may require additional expenditures by the Company or its subsidiaries that may be material.

     Certain Environmental Laws hold current owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products ("Hazardous Substances"). Because of their operations, the long history of industrial uses at some of its facilities, the operations of predecessor owners or operators of certain of the businesses, and the use, production and release of Hazardous Substances at these sites, the Company's subsidiaries are affected by such liability provisions of Environmental Laws. Various of the Company's subsidiaries' facilities have experienced in the past or are currently undergoing some level of regulatory scrutiny and are, or may become, subject to further regulatory inspections, future requests for investigation or liability for past disposal practices.

     In September 2000, one of Franklin Power Product Inc.'s (a subsidiary of the Company) Indiana facilities received a Finding of Violation and Order for Compliance from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. is in compliance with the terms of the order and is implementing modifications to eliminate the discharge.

     During the environmental due diligence performed in connection with the separation from GM, GM and the Company identified certain on-site pre-closing environmental conditions, including the presence of certain Hazardous Substances in the soil at the Meridian, Mississippi facility and in the soil and groundwater at the Anderson, Indiana facilities. At the time, GM reported the presence of these substances in the groundwater to the EPA and the Indiana Department of Environmental Management ("IDEM"), and we understand that GM continues to be responsible for working with the EPA to resolve these issues. The Company has vacated one of the former GM Anderson facilities and the Meridian Mississippi facility and has ceased manufacturing at the other former GM Anderson facility. Based on the Company's experience to date, the terms of the indemnification in the GM acquisition agreement and GM's continuing performance in responding to these conditions, the Company does not believe any future costs of responding to these on-site environmental conditions would have a material adverse effect on the Company's operations, business or financial condition.

     In connection with its acquisition of facilities and businesses from GM, Nabco, A&B Group, Autovill, Power Investments, World Wide Automotive, Ballantrae, Lucas Varity, Electro Diesel Rebuild, Electro Rebuild Tunisia, Atlantic Reman Limited, Williams Technologies, Elmot, Mazda, PAS and M&M Knopf, the Company and/or its subsidiaries obtained various indemnities for certain claims related to on-site and/or off-site environmental conditions and violations of Environmental Laws which arose prior to such acquisitions. The environmental indemnities are subject to certain deductibles, caps, cost sharing and time limitations depending on the nature and timing of the environmental claim.

     The Comprehensive Environmental Response, Compensation, and Liability Act, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("CERCLA"), imposes joint and several liability for releases of certain Hazardous Substances into the environment. The Company has received requests for information or notifications of potential liability from the EPA under CERCLA for certain off-site locations. The Company has not incurred any significant costs relating to these matters, and based on the existence of certain indemnification agreements from its predecessors and their assumption of liabilities to date and other legal defenses, the Company believes that it will not incur material costs in the future in responding to conditions at these sites.

     The Resource Conservation and Recovery Act ("RCRA") and the regulations thereunder and similar state counterparts to this law regulate hazardous wastes. The Anderson, Indiana facilities that the Company originally leased from GM were once part of a larger industrial complex owned and operated by GM (the "GM Complex"). Since 1990 (when owned by GM), the GM Complex has been undergoing investigation and corrective action under RCRA. Based on the indemnities from GM and the lack of any claim to date by GM for any compensation by the Company, the Company believes that any future costs associated with the RCRA corrective action will not have a material adverse effect on the Company's results of operations, business or financial condition.

     The Company's subsidiaries are in the process of terminating various leases and/or shutting down operations at various redundant facilities. In connection with this activity, the subsidiaries evaluate environmental conditions as required under the applicable lease and intend to address any discovered conditions for which they are responsible. The Company does not believe the environmental obligations in connection with these terminations or closures will result in costs that will have a material adverse effect on the Company's results of operations, business or financial condition.

     Franklin Power Co., Inc. in Franklin, Indiana has been undergoing a RCRA site investigation and clean-up of volatile organic compounds ("VOCs") in the soil and groundwater pursuant to an EPA Administrative Order on Consent ("EPA Order") issued to both Franklin Power Products, one of the subsidiaries of the Company, and Amphenol Corporation, a prior owner of the property. Pursuant to the EPA Order, Franklin Power Products and Amphenol Corporation are jointly addressing this matter. Amphenol indemnified Franklin Power Products for certain liabilities associated with the EPA Order and Amphenol has satisfied and continues to satisfy the requirements of the EPA Order. Based on the experience to date and the indemnities from Amphenol and the sellers of Franklin Power Products to the Company, the Company believes that future costs associated with this site will not have a material adverse effect on the Company's results of operations, business or financial condition.

     Nabco Inc.'s (a subsidiary of the Company) Marion, Michigan facility was listed on Michigan's state list of contaminated sites since 1993 because of Hazardous Substances in the soils and groundwater at the facility. Based on recent sampling results submitted to the Michigan environmental authority in September 2001, Nabco believes that no further work will be required. Even if the Michigan environmental authority was to require further investigation or remedial action with respect to this matter, the Company does not believe that costs in connection with this matter will have a material adverse effect on the Company's results of operations, business or financial condition.

BACKLOG

     The majority of the Company's products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. For products supplied by outside suppliers, the Company generally purchases products from more than one source. The Company expects to be capable of handling the anticipated sales volumes for the next fiscal year.

SEASONALITY

     The Company's business is seasonal, as its major OEM customers historically have one or two week shutdowns of operations during July. In response, the Company typically has shut down its own operations for one week each July, depending on backlog, scheduled maintenance and inventory buffers, as well as an additional week during the December holidays. Consequently, the Company's results in the third and fourth quarters reflect the effects of these shutdowns.

ITEM 2     PROPERTIES

      The world headquarters of the Company are located at 2902 Enterprise Drive, Anderson, Indiana 46013. The Company leases its headquarters. The following table sets forth certain information regarding manufacturing and certain other facilities operated by the Company as of December 31, 2001.

                                      Number
    Location                       Of Facilities                         Use                              Owned/Leased
------------------------------------------------------------------------------------------------------------------------
Anderson, IN                             3                       Office                                      Leased
Anderson, IN                             7                       Manufacturing                               Leased
Anderson, IN                             1                       Testing                                     Leased
Anderson, IN                             1                       Warehouse                                   Leased
Atlanta, GA                              1                       Warehouse                                   Leased
Bay Springs, MS                          1                       Manufacturing                               Leased
Brooklyn, NY                             2                       Warehouse                                   Leased
Brusque, Brazil                          1                       Manufacturing                               Leased
Budapest, Hungary                        1                       Office                                      Leased
Budapest, Hungary                        1                       Warehouse                                   Owned
Buffalo, NY                              2                       Warehouse                                   Leased
Chantilly, VA                            1                       Manufacturing                               Leased
Cradler Health, United Kingdom           1                       Manufacturing                               Leased
Dallas, TX                               1                       Manufacturing/Office                        Leased
Droitwick, Worcestshire,
 United Kingdom                          1                       Warehouse/Office                            Leased
Edinburgh, IN                            1                       Manufacturing                               Leased
Edmonton, Canada                         2                       Manufacturing                               Leased
Findlay, OH                              1                       Manufacturing                               Leased
Flint, MI                                1                       Warehouse                                   Leased

                                      Number
     Location                      Of Facilities                         Use                              Owned/Leased
-------------------------------------------------------------------------------------------------------------------------
Fort Wayne, IN                           1                       Office                                      Leased
Fradley, West Midland, United Kingdom    1                       Manufacturing                               Leased
Franklin, IN                             3                       Manufacturing                               Owned
Hancock, MD                              1                       Warehouse                                   Leased
Haverlee, United Kingdom                 1                       Office                                      Leased
Heidelberg, MS                           2                       Manufacturing                               Leased
Heist Op Den Berg, Belgium               1                       Office                                      Leased
Holbrook, NY                             1                       Warehouse                                   Leased
Indaiatuba, Brazil                       1                       Manufacturing                               Leased
Indianapolis, IN                         3                       Manufacturing                               Leased
Jemmel, Tunisia                          1                       Manufacturing                               Leased
Kaleva, IN                               1                       Manufacturing                               Leased
Kearny, NJ                               1                       Manufacturing                               Leased
Kings Winford, Leicester,
 United Kingdom                          1                       Manufacturing                               Leased
Kyoungnam, South Korea                   2                       Manufacturing                               Leased
Laredo, TX                               1                       Warehouse                                   Leased
Lavant, West Sussex, United Kingdom      1                       Manufacturing                               Leased
Mansfield, TX                            1                       Manufacturing                               Leased
Marion, MI                               1                       Manufacturing                               Leased
Memphis, TN                              1                       Warehouse                                   Leased
Meridian, MS                             3                       Manufacturing/Warehouse                     Leased
Mezokovesd, Hungary                      1                       Manufacturing                               Owned
Miskolc, Hungary                         1                       Manufacturing                               Leased
Moncton, Canada                          1                       Manufacturing                               Leased
North Kansas City, MO                    2                       Manufacturing                               Leased
Peru, IN                                 2                       Manufacturing                               Leased
Philadelphia, PA                         2                       Warehouse                                   Leased
Piscataway, NJ                           1                       Office/Warehouse                            Leased
Plainfield, IN                           1                       Warehouse                                   Leased
Raleigh, MS                              3                       Manufacturing                            Leased/Owned
Reed City, MI                            3                       Manufacturing/Warehouse                     Leased
Ridgeville, SC                           1                       Manufacturing                               Leased
San Luis Potosi, Mexico                  4                       Manufacturing                               Leased
Saskatoon, Canada                        1                       Manufacturing                               Leased
Seoul, South Korea                       1                       Office                                      Leased
Sligo, Ireland                           1                       Manufacturing                               Leased
Spartanburg, SC                          1                       Warehouse                                   Leased
St. Laurent, Canada                      1                       Warehouse                                   Leased
Summerville, SC                          5                       Manufacturing/Warehouse                     Leased
Swidnica, Poland                         1                       Manufacturing                               Leased
Sylvarena, MS                            2                       Manufacturing                               Leased
Taylorsville, MS                         1                       Manufacturing                               Leased
Toledo, OH                               1                       Retail                                      Leased
Toronto, Canada                          1                       Manufacturing/Warehouse                     Leased
Troy, MI                                 1                       Office                                      Leased
Warren, MI                               1                       Manufacturing                                Owned
Winchester, VA                           1                       Office/Distribution                         Leased
Winnepeg, Canada                         2                       Manufacturing                            Leased/Owned

     The Company believes all facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the next several years.

ITEM 3     LEGAL PROCEEDINGS

     From time to time, the Company is party to various legal actions in the normal course of its business.

  Remy Mexico Holdings, S. de R.L. de C.V. ("RMH"), an indirect subsidiary of the Company, and GCID Autopartes ("GCID") are parties to a series of agreements, including a partnership agreement. The partnership agreement created Delco Remy Mexico, S. de R.L. de C.V. ("DRM"), which operates certain manufacturing facilities in Mexico. GCID is the minority partner with a 24% ownership interest. RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements in exchange for a $13,000,000 termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under certain of the agreements alleging that RMH failed to conduct the business of the partnership as contemplated therein. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association seeking damages for the alleged breaches of certain of the agreements between the parties. RMH has denied any such breaches. RMH, GCID and affiliates of GCID continue to maintain an ongoing relationship.

  On March 11, 2002, GCID filed an application to file a First Amended Arbitration Demand adding additional claims and parties, including DRM, Remy Componentes, S. de R.L. de C.V., an indirect subsidiary of the Company, and Delco Remy America, Inc., a wholly owned subsidiary of the Company (together with RMH, the "Named Parties"). The First Amended Arbitration Demand seeks damages for breach of fiduciary duty, breaches of contracts between and among the various parties, and tortious interference with contractual relations. The damages include a claim for the $13,000,000 termination payment and a claim for $17,000,000 for alleged breach of a Services Agreement between DRM, Remy Componentes and GCI Services, S.A. de C.V. ("Services"), an affiliate of GCID, pursuant to which Services provides labor to the partnership. The Company disputes all the claims alleged in the First Amended Arbitration Demand and denies any liability for damages to GCID or any of its affiliates. Services continues to provide services to DRM. In addition, another affiliate of GCID, Sistemas y Componentes Electricos, S.A. de C.V., continues to be the leaseholder of the premises occupied by DRM.

  On March 26, 2002, the Company filed an Objection to the Application to File a First Amended Arbitration Demand, wherein the Company maintained that the arbitration panel lacks jurisdiction over certain of the claims asserted and certain of the Named Parties and that GCID does not have standing to assert certain of those claims. On March 27, 2002, the arbitration panel set a discovery schedule and scheduled the arbitration hearing for November 4, 2002 through November 8, 2002. The Company believes that the Named Parties have meritorious defenses to the action, but it is unable to predict whether the proceedings will have a material adverse effect on the Company.

  Remy Reman and World Wide Automotive, subsidiaries of the Company, have identified certain possible violations of Environmental Law regarding air emissions at the Remy Reman facilities in Mississippi and the World Wide Automotive facility in Virginia. The subsidiaries have notified the EPA and/or the applicable state agencies under federal or state voluntary audit disclosure rules regarding these violations, and they have taken or are taking steps to correct the violations. Remy Reman has been informed that the state environmental agency is contemplating a proceeding for the Mississipi facilities (by issuing a notice of violation), and given the nature of the World Wide Automotove violations in Virginia, a proceeding may be initiated at that facility as well. We are unable at this time to evaluate what penalties, if any will be imposed or whether they will be less than $100,000.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Upon completion of the going private transaction with Court Square and the subsequent merger that eliminated the remaining common stock not owned by Court Square, the New York Stock Exchange delisted the Company's common stock, and the Company terminated the registration of its common stock under the Securities Exchange Act of 1934 (the "Exchange Act"). There is currently no established public market for the outstanding common equity of the Company.

HOLDERS

     The approximate number of record holders of each of the classes of the Company's common stock as of March 15, 2002 were as follows:

               Class A Common Stock                              1
               Class B Common Stock                             15
               Class C Common Stock                              1

DIVIDENDS

     The ability of the Company to pay dividends is restricted by certain covenants contained in the Company's Senior Credit Facility, as well as certain restrictions contained in the Company's indentures relating to its senior notes and its senior subordinated notes.

ITEM 6     SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data of the Company for fiscal years ending July 31, 1997 through 2000, the five month transition period ended December 31, 2000, and fiscal year ended December 31, 2001.

                                                  Five Months Ended
                                 Year Ended          December 31                       Year Ended July 31
                                December 31    ------------------------------------------------------------------------
                                    2001       2000        1999        2000       1999       1998        1997
-----------------------------------------------------------------------------------------------------------------------
                                                        (Unaudited)       (In thousands except per share data)
Net sales                       $1,053,452   $442,737   $446,806   $1,091,097   $953,706   $815,313   $689,787
Income (loss) from
 continuing operations(a)          (72,647)     9,699     11,246       12,418     28,346     (2,187)   (10,263)
Total assets                       947,405    924,470    816,757      889,240    782,663    684,997    570,569
Long-term obligations and
 redeemable preferred stock        593,656    519,284    447,475      484,270    434,931    393,806    379,332
Cash dividends declared per
 common share                           NA       --         --           --         --         --           NA

(a) The results of acquired companies are included in operations from date of acquisition. Pro forma results of operations for acquisitions are presented in Note 1 to the consolidated financial statements. Results for the year ended December 31, 2001 and fiscal years ending July 31, 2000, 1998 and 1997 include restructuring charges of $30,616, $22,190, $16,227 and $20,700, respectively, after income taxes. Results for the year ended December 31, 2001 include special charges totaling $30,405 after income taxes. See Notes to Consolidated Financial Statements.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to the Company's consolidated financial statements and accompanying notes. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below.

     The Company changed its fiscal year to December 31, effective August 1, 2000. Prior to August 1, 2000, the fiscal year ended on July 31. Accordingly, the Company's audited financial statements include a balance sheet at December 31, 2000 and statements of operations, stockholders' equity and cash flows for the five-month transition period ended December 31, 2000. Unaudited statements of operations for the year and five months ended December 31, 2000 have been provided for management's discussion and analysis of results of operations.

CRITICAL ACCOUNTING POLICIES

  It is important to understand the Company's significant accounting policies in order to understand its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results are likely to differ from those estimates, but the Company does not believe such differences will materially affect the Company's financial position or results of operations for the periods presented in this report. We believe the critical accounting policies that are most important to the presentation of the Company's financial statements and require the most difficult, subjective and complex judgments are discussed in Note 2 to the consolidated financial statements.

GENERAL

     The Company manufactures and remanufactures electrical and powertrain/drivetrain components for the aftermarket and OEM market and provides core exchange services. The Company sells its products principally in North America, Europe, Latin America and Asia-Pacific to OEMs, warehouse distributors and retail automotive parts chains.

     The aftermarket is highly fragmented and competitive. The Company believes that aftermarket suppliers are consolidating. The Company believes that this consolidation is occurring, in part, because of higher quality standards for remanufactured products, which may be more expensive or technically difficult for smaller remanufacturers to meet. The Company plans to continue to increase its penetration of the aftermarket through internal growth and strategic acquisitions.

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

     The primary components of cost of goods sold in the Company's products include component parts, material, labor costs, overhead and the cost of cores. While the availability and cost of cores fluctuate based on supply and demand, the Company's relationships with dealers and other customers have historically provided it with sufficient access to cores at favorable prices. The Company believes that the acquisition of M&M Knopf, one of the world's largest automotive components recovery and exchange companies, will provide a key competitive advantage in the area of core management.

     Approximately 14% of the Company's domestic hourly labor force is represented by the UAW. In June 2000, the Company signed a new two-year extension to the previous four-year master agreement with the UAW. Wage and benefit increases under the agreement generally follow the same pattern as the prior agreement and, as a result, the Company will experience higher wage and benefit rates in future periods. Under provisions of the agreement, the UAW and the Company developed special programs of incentives for hourly employees who agree to leave the Company. The cost of these programs is included in the restructuring charges in fiscal years 2001 and 2000. The Company has implemented its strategy of shifting production to focus factories, which the Company believes has reduced costs and will continue to reduce costs as these focus factories continually improve and implement lean manufacturing concepts.

     Since 1994, the Company has completed seventeen strategic acquisitions and entered into seven joint ventures. These acquisitions and joint ventures have broadened the Company's product line, expanded its manufacturing and remanufacturing capability, extended its participation in international markets and increased its penetration of the retail automotive parts channel. As a result, net sales to customers other than GM increased from 41% of total sales in fiscal year 1995 to 75% in 2001. Sales outside of the Class 8 heavy duty truck market have increased from 87% of total sales in fiscal year 1995 to 96% in 2001.

     GM accounted for about 42% of the Company's total OEM sales in 2001. GM
SPO accounted for about 12% of total after-market sales in 2001. In connection with the Company's separation from GM, GM entered into long-term contracts to purchase from the Company 100% of GM's North American requirements for automotive starters (other than for Saturn and Geo) and 100% of GM's U.S. and Canadian requirements for heavy duty starters and alternators. GM's obligations to purchase the Company's products in the future are subject to such products remaining competitive as to price, technology and design. GM's obligation to purchase automotive starters from the Company terminates on August 31, 2008. GM's obligation to purchase heavy duty starters and alternators from the Company terminated on July 31, 2000. The Company cannot be sure that GM will not develop alternative sources for components currently produced by the Company and purchase some or all of GM's requirements for starters and alternators from alternative sources.

     In addition, GM SPO has been designated as an exclusive distributor of a significant amount of the Company's automotive and as a distributor of the Company's heavy duty aftermarket products. GM SPO has agreed to provide the Company with purchasing support, which enables the Company to obtain raw materials at competitive prices. The Company's exclusive distribution arrangements with GM SPO for the Company's automotive aftermarket products terminates on July 31, 2009. The Company distribution arrangement with GM SPO is continuously renewable on an annual basis for the Company's heavy duty aftermarket products.

     In the fourth quarter of 2001, the Company completed plans for the closure and realignment of certain manufacturing facilities and administrative functions in the United States, Canada and Europe. These actions were in response to anticipated OE and aftermarket volume declines and support the Company's ongoing efforts to reduce cost and improve efficiencies. A one-time charge of $39.3 million was recorded in the fourth quarter of 2001 for the estimated cost of the plan. The charge included $26.7 million for the estimated cost of various voluntary and involuntary employee separation programs associated with the resulting workforce reductions of approximately 820 employees. A total of $2.5 million was paid in the fourth quarter of 2001 and $15.1 million, $4.6 million and $4.5 million are estimated to be paid in 2002, 2003 and 2004, respectively, for these programs. The charge also included $8.2 million, net of salvage value, for the write-down of certain assets which will no longer be used as a result of the closures and realignments, and $4.4 million of other costs.

     In May 2000, the Company completed plans for the realignment of certain manufacturing facilities in the United States, Canada and the United Kingdom. A one-time charge of $35.2 million was recorded in the fourth quarter of fiscal year 2000 for the estimated cost of the plan, which included various employee separation programs and the write-down of certain production assets. Cash payments relative to this charge were $5.0 million, $16.0 million and $3.1 million in fiscal 2000, the five months ended December 31, 2000 and the year 2001, respectively. Payments are expected to approximate $2.9 million and $0.1 million in 2002 and 2003, respectively.

     The following table sets forth unaudited results of operations for the year ended December 31, 2000 and certain statements of operations data expressed as a percentage of sales:

                                                                               As a Percentage of Net Sales
                                                                   ------------------------------------------------------
                                                                                            Five
                                                          Year       Year      Year      Months Ended
                                                         Ended      Ended     Ended      December 31    Year Ended July 31
                                                         Dec. 31    Dec. 31   Dec. 31   ----------------------------------
                                                          2000       2001      2000     2000     1999     2000    1999
                                                         -----------------------------------------------------------------
                                                         $ in millions
                                                          (unaudited)
Net sales                                                $1,087.0     100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
Cost of goods sold                                          861.3      83.3     79.2     80.3     79.8     79.0     80.8
Special charges-cost of goods sold                             --       2.1       --       --       --       --       --
                                                         -----------------------------------------------------------------
Gross profit                                                225.7      14.6     20.8     19.7     20.2     21.0     19.2
Selling, general and administrative expenses                106.8      10.0      9.8     10.0     10.2      9.9      9.3
Special charges-SG&A                                           --       1.6       --       --       --       --       --
Amortization of goodwill and intangibles                      6.2       0.7      0.6      0.6      0.5      0.6      0.6
Restructuring charges                                        35.2       3.7      3.3       --       --      3.2       --
                                                         -----------------------------------------------------------------
Operating income (loss)                                      77.5      (1.4)     7.1      9.1      9.5      7.3      9.3
Interest expense and other non-operating items              (50.2)     (6.0)    (4.6)    (4.8)    (4.4)    (4.5)    (4.8)
                                                         -----------------------------------------------------------------
Income (loss) before income taxes (benefit), minority
 interest in income of subsidiaries, income (loss) from
 unconsolidated joint ventures and extraordinary item        27.3      (7.4)     2.5      4.3      5.1      2.8      4.5
Income taxes (benefit)                                        8.9      (1.6)     0.8      1.4      1.9      1.1      1.7
Minority interest in income of subsidiaries                  (6.7)     (0.9)    (0.6)    (0.6)    (0.7)    (0.6)    (0.4)
Income (loss) from unconsolidated joint ventures             (0.8)     (0.3)    (0.1)    (0.1)      --       --      0.6
                                                         -----------------------------------------------------------------
Income (loss) before extraordinary item                      10.9      (7.0)     1.0      2.2      2.5      1.1      3.0
Extraordinary item:
   Gain on early extinguishment of debt, net of tax            --       0.1       --       --       --       --       --
                                                         -----------------------------------------------------------------
Net income (loss)                                        $   10.9      (6.9)%    1.0%     2.2%     2.5%     1.1%     3.0%
                                                         =================================================================

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     In 2001, the Company recorded special charges totaling $38.8 million, $21.6 million of which was reported as a deduction to gross profit and $17.2 million of which was charged to operating expenses. The deduction to gross profit included $13.8 million attributable to higher than anticipated warranty costs relative to a limited class of heavy-duty OE alternators. The design and production issues, which caused the unusually high level of claims, have been corrected. The special warranty charge includes $8.2 million for claims in 2001 and $5.6 million for anticipated claims in 2002 and 2003. An additional $7.8 million was charged to gross profit to record the write down of inventory and certain customer claims relative to the Company's 2001 restructuring actions. The $17.2 million charged to operating expenses consists primarily of disputed items related to the GM Acquisition. In the fourth quarter of 2001, the Company conceded these claims in connection with the negotiation of other long-term agreements with GM and Delphi Automotive Systems Corporation.

     Net Sales. Net sales of $1,053.5 million declined $33.6 million, or 3.1%, due to reduced orders from GM and other customers in the OEM automotive products market ($66.7 million), lower demand in the heavy duty OEM market ($56.3 million) and lower sales by M&M Knopf and other ($7.8 million). These factors were partially offset by sales of previously consigned inventory ($40.0 million), the effect of the acquisitions of XL, Mazda and AMT in 2001 and Knopf and Elmot in 2000 ($37.4 million) and higher demand for aftermarket powertrain/drivetrain and electrical products ($19.8 million).

     Gross Profit. Gross profit of $154.2 million declined $71.5 million, or 31.7%, in 2001 from $225.7 million in 2000. Excluding the special charges of $21.6 million discussed above, gross profit was $175.8 million in 2001, down $49.9 million from 2000, and as a percentage of sales was 16.7% versus 20.8% in 2000. This year over year decline was due to lower sales volume, partially offset by productivity improvements in the OEM automotive market ($19.2 million), lower product mix and fixed manufacturing leverage, partially offset by higher volume in the powertrain/drivetrain aftermarket ($11.8 million), lower volume offset by improved productivity in the heavy duty OEM market ($10.8 million), reduced fixed manufacturing leverage in the electrical aftermarket ($9.0 million), and reduced third party core sales ($6.5 million). These factors were partially offset by the effect of acquisitions in 2001 and 2000 ($7.4 million).

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses declined $0.9 million, or 0.9%, and as a percentage of net sales were 10.0% in 2001 compared with 9.8% in 2000. Cost reduction efforts were mostly offset by the effect of 2001 acquisitions.

     Operating Income. An operating loss of $14.9 million in 2001 compares with operating income of $77.5 million in 2000. Excluding restructuring and special charges, operating income of $63.1 million declined $49.7 million, or 44.1%, from $112.8 million in 2000, and as a percentage of sales was 6.0% in 2001 compared with 10.4% in 2000. These declines were due primarily to the sales volume issues discussed above.

     Interest Expense. Interest expense increased $10.0 million, or 19.6%, in 2001 due to higher levels of debt to fund operations ($3.9 million), the higher interest rate and fees associated with the 11% senior subordinated debt issued in April 2001 ($4.8 million) and debt to fund acquisitions ($1.2 million).

     Non-operating Income. Non-operating income of $1.8 million in 2001 consisted primarily of net foreign currency transaction gains. Non-operating income of $1.8 million in 2000 included net foreign currency transaction gains, primarily in Korea ($1.2 million) and a business dissolution fee from a customer ($0.6 million).

     Income Taxes. The Company's consolidated effective income tax rate was 21.7% in 2001 compared with 32.8% in 2000. At December 31, 2001, the Company had unrecognized tax net operating loss carryovers, research credits and alternative minimum tax credits totaling approximately $45.0 million. The decrease in the effective income tax rate year over year was due primarily to an $18.0 million addition to the reserve for the value of these tax assets that is in excess of their estimated future recognizable value.

     Net Income (Loss). The net loss of $72.6 million in 2001 compares with net income of $10.9 million in 2000. This decline reflects the lower sales volume and unusual charges discussed above. Excluding these items, the Company's net loss in 2001 was $11.6 million.

FIVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO FIVE MONTH ENDED DECEMBER 31,
1999

     Net Sales. Net sales of $442.7 million declined $4.1 million, or 0.9%, due to lower demand from customers in the heavy duty OEM market ($23.6 million), reduced orders from GM and other customers in the OEM automotive products market ($4.7 million) and lower demand for powertrain/drivetrain products in the aftermarket ($3.1 million). These factors were mostly offset by sales of M&M Knopf ($23.9 million), which was acquired in March 2000, and increased volume in the electrical products aftermarket ($3.4 million).

     Gross Profit. Gross profit of $87.2 million declined $3.2 million, or 3.6%, and as a percentage of sales declined to 19.7% in the five month period of 2000 from 20.2% in the comparable period of 1999. The decline in gross profit was due to lower volume and product mix in the heavy duty OEM market ($9.4 million), lower volume in the powertrain/drivetrain aftermarket ($1.8 million) and lower volume and product mix in the OEM automotive market ($1.4 million). These volume and product mix declines were mitigated by cost improvements, including realization of cost savings associated with the June 2000 manufacturing realignment. Gross profit was favorably impacted by increased volume in the electrical aftermarket ($5.3 million) and the acquisition of M&M Knopf ($4.1 million). The decline in gross profit as a percentage of sales reflects the effect of lower volume on fixed manufacturing costs and unfavorable product mix, largely offset by cost improvements throughout the Company.

     Selling, General and Administrative Expenses. SG&A expenses declined $1.3 million, or 2.9%, and as a percentage of sales improved from 10.2% in 1999 to 10.0% in 2000. The realization of cost reductions associated with the June 2000 realignment were partially offset by costs associated with the acquisition of M&M Knopf.

     Operating Income. Operating income of $40.5 million declined $2.1 million, or 4.8%, from $42.5 million in the five-month period of 1999. This decrease reflects the sales volume, product mix and cost issues discussed above.

     Interest Expense. Interest expense increased $2.1 million, or 10.9%. This increase was due primarily to higher levels of debt incurred to finance acquisitions ($2.1 million) and higher rates reflecting increases by the Federal Reserve.

     Non-operating Income. Non-operating income in the five-month period of 2000 included net foreign currency transaction gains, primarily in Korea ($1.2 million) and a business disolution fee from a customer ($0.6 milloin).

     Income Taxes. The Company's consolidated effective income tax rate of 32.0% in the five-month period ended December 31, 2000 compares with 37.9% in the comparable period of 1999. This decrease reflects implementation of various tax planning initiatives and acquisitions of foreign subsidiaries with lower rates.

     Net Income. Net income of $9.7 million compares with $11.2 million. This decline reflects lower sales volume, partially offset by cost improvements, non-operating income and the lower effective income tax rate.

FISCAL YEAR ENDED JULY 31, 2000 COMPARED TO FISCAL YEAR ENDED JULY 31, 1999

     Net Sales. Net sales of $1,091.1 million increased $137.4 million, or 14.4%, due primarily to the effect of fiscal year 2000 and 1999 acquisitions ($93.1 million) and increased demand for electrical and powertrain/drivetrain products in the aftermarket ($26.5 million) and automotive products in the OEM market ($17.8 million). Sales in the heavy duty OEM market were down marginally due to lower customer production. Price increases did not have a significant effect on year-over-year sales as the Company continued to face price pressures in most of its markets.

     Gross Profit. Gross profit of $228.9 million increased $46.1 million, or 25.2%, and as a percentage of sales improved from 19.2% in 1999 to 21.0% in 2000. The increase in gross profit was due primarily to acquisitions ($30.7 million) and sales growth in the electrical aftermarket ($13.6 million) and automotive OEM market ($7.1 million), partially offset by lower demand and margins in the heavy duty OEM market ($4.8 million). The improvement in gross profit as a percentage of sales was due to the integration of strategic acquisitions, productivity improvements realized from lean manufacturing initiatives and the leveraging of higher production volume on fixed costs.

     Selling, General and Administrative Expenses. SG&A expenses increased $19.3 million, or 21.7%, and as a percentage of net sales were 9.9% in fiscal 2000 compared to 9.3% in fiscal 1999. These increases were the result of acquisitions and costs related to implementation of enterprise-wide systems.

     Operating Income. Operating income of $79.6 million declined $9.2 million, or 10.4%, from $88.8 million in 1999. Excluding the effect of the non-recurring charge of $35.2 million in 2000, operating income increased $26.0 million, or 29.3%, and as a percentage of sales improved from 9.3% in 1999 to 10.5% in 2000. This increase reflects the sales growth, gross margin improvement and SG&A expense issues discussed above.

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

     Net Income. Net income of $12.4 million compares with $28.3 million. Excluding the after-tax effect of the non-recurring charge, net income of $34.6 million, or $1.33 per share, increased 22.1% and 22.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's short-term liquidity needs include required debt service (including capital lease payments) day-to-day operating expenses, working capital requirements and the funding of capital expenditures. Cash interest payments are expected to approximate $67.9 million in 2002. Long-term liquidity requirements include principal payments of long-term debt and the funding of acquisitions. The Company's principal payments on long-term debt and capital lease obligations are presented in Note 6 to Consolidated Financial Statements. The Company's principal sources of cash to fund its short-term liquidity needs consist of cash generated by operations and borrowings under the Senior Credit Facility. At December 31, 2001, borrowings under the Senior Credit Facility were $117.1 million, leaving $71.0 million unused and approximately $22.0 million available under the $200 million facility, net of lines of credit.

  In connection with the separation from GM, one of the Company's subsidiaries issued a contingent purchase price note to GM payable beginning in 2004. The amount of the payment will be based upon a percentage of the Company's average earnings over the three-year period ending December 31, 2003 in excess of certain imputed earnings. It is not currently possible to estimate the amount of payments, if any, payable under this note. The Company will also be required to make additional payments in connection with its acquisitions of M&M Knopf, Delco Remy Mexico, Delco Remy Korea and AMT. The Company expects that the aggregate amount of these additional payments will be in the range of $15 million to $25 million, payable over about four years. The Company granted put/call options in connection with the acquisitions of World Wide Automotive and Power Investments that became exercisable in February 2001 for World Wide Automotive and March 2001 for Power Investments. The exercise prices that the Company would be required to pay in 2002 and 2003 upon exercise of the put options, which are based on earnings formulas, are currently estimated to be about $21 million in total for the two acquisitions.

     Cash used in operating activities during 2001 of $2.6 million consisted of net income excluding non-cash items of $38.0 million, working capital investments of $32.4 million, excluding restructuring and special charges, and cash restructuring payments of $8.2 million. The increase in working capital was primarily a result of a $28.0 million decrease in accounts payable due to timing of vendor payments.

     Cash used in investing activities included the acquisitions of Mazda
($17.1 million), XL ($2.4 million) and AMT ($0.5 million). In addition, the Company increased its ownership position in World Wide Automotive, Inc. ($6.4 million) and Power Investments, Inc. ($2.4 million). Capital expenditures of $20.4 million consisted primarily of production equipment and tooling. Investments in joint ventures included iPower Technologies, L.L.C. ($5.0 million), Hitachi Remy Automotive GmbH ($2.0 million) and Continental ISAD ($1.6 million).

     Cash provided by financing activities consisted of proceeds of $157.3 million, net of discount, fees and expenses, on the issuance of the 11% senior subordinated debt on April 26, 2001, payment of $17.8 million on the early retirement of the GM subordinated Debenture and a $66.6 million net reduction in the Senior Credit Facility and other debt.

     Cash used in operating activities during the five months ended December 31, 2000 of $13.5 million reflects cash generated from earnings adjusted for non-cash items offset by increased working capital (primarily inventory) and cash payments relative to the manufacturing realignment. The inventory increase was due primarily to higher average return rates on cores and lower customer demand.

     Capital expenditures of $11.8 million during the transition period were for production equipment, tooling and enterprise-wide systems.

     Cash provided by financing activities was generated entirely from the Company's Senior Credit Facility.

     Cash provided by operating activities of $70.9 million in fiscal year 2000 compares with $43.1 million in fiscal year 1999. This improvement was due primarily to increased earnings excluding the non-recurring charge and non-cash items. Earnings growth of $6.3 million excluding the non-recurring charge included the results of Delco Remy Korea, which was reported as an unconsolidated joint venture in fiscal 1999, a $8.6 million increase in depreciation and amortization expense, a $2.8 million increase in minority interest and a $5.8 million decline in earnings of joint ventures. Excluding the amounts recorded from acquisitions, net working capital increased $19.3 million in fiscal 2000 compared to a $6.1 million increase in fiscal 1999.

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

     Cash used in investing activities was $107.6 million in fiscal year 2000 compared to $73.4 million in fiscal year 1999. Acquisitions in fiscal year 2000 included Knopf, Engine Master and Elmot, all of which were funded with proceeds from the Senior Credit Facility. Capital expenditures, consisting primarily of production equipment and tooling, were $38.4 million in fiscal year 2000 and $25.1 million in fiscal year 1999. This increase reflects implementation of enterprise-wide systems and projects to facilitate the global manufacturing realignment. Investments in joint ventures in fiscal year 2000 included Continental ISAD ($0.8 million) and Sahney Paris Rhone Ltd. ($0.4 million).

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

SEASONALITY

     The Company's business is seasonal, as its major OEM customers historically have one or two week shutdowns of operations during July. In response, the Company typically has shut down its own operations for one week each July, depending on backlog, scheduled maintenance and inventory buffers, as well as an additional week during the December holidays. Consequently, the Company's results in the third and fourth quarters in the years ended December 31, 2001 and 2000 and the five-month periods ended December 31, 2000 and 1999 and the results in the second and fourth quarters in the fiscal years ended July 31, 2000 and 1999 reflect the effects of these shutdowns. Refer to Note 17 to Consolidated Financial Statements which pertains to quarterly (unaudited) financial information.

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

FOREIGN SALES

     Approximately 22.6% of the Company's net sales in 2001, approximately 22.0% of the Company's net sales in the five-month period ended December 31, 2000 and approximately 22.3% and 21.3% of the Company's fiscal year 2000 and 1999 net sales, respectively, were derived from sales made to customers in foreign countries. Because of these foreign sales, the Company's business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

ACCOUNTING PRONOUNCEMENTS

     For a discussion of pending accounting pronouncements that may affect the Company, see Note 2 to the Company's financial statements included under Item 8.

EURO CONVERSION

     In January 1999, eleven European nations adopted a common currency, the EURO, and formed the European Economic and Monetary Union ("EMU"). The EURO has now become the sole legal tender for EMU countries. The adoption of the EURO will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the EURO and the existing national currency. The Company is currently addressing these issues and their potential effect on information systems, currency exchange rate risk, taxation, contracts, competition and pricing. Plans will be developed and implemented which are expected to result in compliance with all laws and regulations. However, there can be no certainty that such plans will be successfully implemented or that external factors will not have an adverse effect on the Company's operations. Any costs of compliance associated with the adoption of the EURO will be expensed as incurred and the Company does not expect these costs to be material to its results of operations, financial condition or liquidity.

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

     The Company's primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, the Company strives to achieve an acceptable balance between fixed and variable rate debt positions. In order to limit the effect of interest rate changes on earnings and cash flows, the Company maintains a significant percentage of fixed rate debt (95% at December 31, 2001). In November 2000, the Company entered into an interest rate swap on a notional amount of $100.0 million of the Senior Credit Facility. Under this transaction, the Company swapped a variable rate for a fixed rate. The $100.0 million notional amount is included in the fixed rate debt for purposes of analyzing a change in market interest rates. As such, the Company is exposed to U.S. changes in interest rates only on the Senior Credit Facility. A 100 basis point increase in U.S. market interest rates on the amounts outstanding at December 31, 2001 under the Senior Credit Facility would result in an increase in the Company's annual interest expense of approximately $0.6 million.

     The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the strengthening of the U.S. dollar against the Korean Won and certain European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both denominated in the local currency. From time to time, the Company enters into exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. A hypothetical 10 percent strengthening in the exchange rates (primarily the South Korean Won against the U.S. dollar) over a one-year period would decrease earnings by approximately $3.6 million. A hypothetical 10 percent weakening in exchange rates would reduce the carrying value of the Company's net investment in its foreign subsidiaries at December 31, 2001 by approximately $4.8 million.

         In order to reduce the uncertainty of price movements with respect to the purchase of certain commodities, primarily copper, the Company enters into forward purchase contracts and various supply and purchase agreements with its customers and vendors. Based on the Company's overall commodity hedge exposure at December 31, 2001 and 2000 and July 31, 2000, a hypothetical 10 percent change in market rates applied to the fair value of the instruments, would not have a material effect on the Company's earnings, cash flows or financial position in 2001, the five month transition period ended December 31, 2000 or in fiscal year 2000.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF DELCO REMY INTERNATIONAL, INC.:                                                   Page
                                                                                                          ----
Report of Independent Auditors                                                                             25

Consolidated Statements of Operations for the year ended December 31, 2001,
the five months ended December 31, 2000 and 1999 and two years ended July 31, 2000                         26

Consolidated Balance Sheets at December 31, 2001 and 2000, and July 31, 2000                               27

Consolidated Statements of Stockholders' Equity for the year ended December 31, 2001,
the five months ended December 31, 2000 and two years ended July 31, 2000                                  28

Consolidated Statements of Cash Flows for the year ended December 31, 2001,
the five months ended December 31, 2000 and 1999 and two years ended July 31, 2000                         29

Notes to Consolidated Financial Statements                                                                 30

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and
Board of Directors of
Delco Remy International, Inc.

     We have audited the accompanying consolidated balance sheets of Delco Remy International, Inc. as of December 31, 2001 and 2000 and July 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001, the five months ended December 31, 2000 and for each of the two years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delco Remy International, Inc. at December 31, 2001 and 2000 and July 31, 2000, and the consolidated results of its operations and cash flows for the year ended December 31, 2001, the five months ended December 31, 2000 and for each of the two years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                /S/ ERNST & YOUNG LLP

Indianapolis, Indiana
March 18, 2002

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                (in thousands)

                                                                       Five Months Ended
                                                      Year Ended          December 31              Year Ended July 31
                                                      December 31    ---------------------------------------------------
                                                         2001          2000          1999          2000           1999
                                                      ------------------------------------------------------------------
                                                                                  (Unaudited)
Net sales                                            $1,053,452      $442,737      $446,806      $1,091,097     $953,706
Cost of goods sold                                      877,626       355,515       356,369         862,172      770,902
Special charges-cost of goods sold                       21,586           --            --              --           --
                                                     -------------------------------------------------------------------
Gross profit                                            154,240        87,222        90,437         228,925      182,804
Selling, general and administrative expenses            105,798        44,146        45,460         108,051       88,795
Special charges-selling, general and administrative
 expenses                                                17,246           --            --              --           --
Amortization of goodwill and intangibles                  6,978         2,625         2,475           6,043        5,203
Restructuring charges                                    39,101           --            --           35,222          --
                                                     -------------------------------------------------------------------
Operating income (loss)                                 (14,883)       40,451        42,502          79,609       88,806
Interest expense                                        (60,877)      (21,790)      (19,650)        (48,766)     (45,505)
Non-recurring merger and tender offer expenses           (4,194)       (1,124)          --              --           --
Non-operating income (expense)                            1,849         1,501          (147)            129          --
                                                     -------------------------------------------------------------------
Income (loss) before income taxes (benefit),
 minority interest in income of subsidiaries,
 income (loss) from unconsolidated joint
 ventures and extraordinary item                        (78,105)       19,038        22,705          30,972       43,301
Income taxes (benefit)                                  (16,939)        6,094         8,605          11,460       16,454
Minority interest in income of subsidiaries              (9,254)       (2,778)       (2,841)         (6,742)      (3,921)
Income (loss) from unconsolidated joint ventures         (2,925)         (467)          (13)           (352)       5,420
                                                     -------------------------------------------------------------------
Income (loss) before extraordinary item                 (73,345)        9,699        11,246          12,418       28,346
Extraordinary item:
   Gain on early extinguishment of debt (less
    applicable income taxes of $428)                        698           --            --              --           --
                                                     -------------------------------------------------------------------
Net income (loss)                                       (72,647)        9,699        11,246          12,418       28,346
Preferred dividends                                      20,971           --            --              --           --
                                                     -------------------------------------------------------------------
Income (loss) attributable to common stockholders    $  (93,618)     $  9,699      $ 11,246      $   12,418     $ 28,346
                                                     ===================================================================

                             See Accompanying Notes

                          CONSOLIDATED BALANCE SHEETS

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
              (in thousands, except for share and per share data)

                                                                                              December 31            July 31
                                                                                       -------------------------------------
                                                                                          2001          2000          2000
                                                                                       -------------------------------------
Assets:

Current assets:
Cash and cash equivalents                                                              $   24,355    $   24,380    $  17,822
Trade accounts receivable (less allowance for doubtful accounts
 of $4,678, $3,115 and $2,970)                                                            160,380       173,466      169,563
Other receivables                                                                          10,316        16,205       15,233
Inventories                                                                               303,355       293,824      268,153
Deferred income taxes                                                                      21,175        16,539       18,145
Other current assets                                                                       13,755         8,909        8,864
                                                                                       -------------------------------------
Total current assets                                                                      533,336       533,323      497,780
Property and equipment                                                                    307,074       305,583      297,574
Less accumulated depreciation                                                             124,006       105,743       95,663
                                                                                       -------------------------------------
Property and equipment, net                                                               183,068       199,840      201,911
Deferred financing costs                                                                   12,640         8,694        9,432
Goodwill (less accumulated amortization of $30,380, $23,485 and $20,891)                  186,531       169,238      171,032
Investments in joint ventures                                                              11,144         7,016        5,333
Deferred income taxes                                                                      10,476            --           --
Other assets                                                                               10,210         6,359        3,752
                                                                                       -------------------------------------
Total assets                                                                           $  947,405    $  924,470    $ 889,240
                                                                                       =====================================

Liabilities and stockholders' equity:
Current liabilities:
  Accounts payable                                                                     $  132,149    $  156,075    $ 141,944
  Accrued interest payable                                                                 10,100         9,133       10,858
  Accrued restructuring charges                                                            32,424         7,692       24,778
  Other liabilities and accrued expenses                                                   57,015        33,790       40,085
  Current debt                                                                              6,771         8,107        7,454
                                                                                       -------------------------------------
Total current liabilities                                                                 238,459       214,797      225,119
Deferred income taxes                                                                          --        10,155       10,027
Long-term debt, less current portion                                                      593,656       519,284      484,270
Post-retirement benefits other than pensions                                               25,812        22,794       21,639
Accrued pension benefits                                                                   10,216         4,424        1,286
Accrued preferred dividends                                                                20,971            --           --
Other non-current liabilities                                                               6,655         3,884        3,886
Commitments and contingencies
Minority interest in subsidiaries                                                          30,107        28,014       25,187
Stockholders' equity:
  Preferred stock - Series A (par value $.01; authorized 3,500,000;
   issued 2,237,275.36 in 2001)                                                           223,728            --           --
  Common stock:
    Class A Shares (par value $.001; authorized 1,000; issued 1,000 in 2001)                   --           182          182
    Class B Shares (par value $.001; authorized 6,000,000; issued 2,497,337.49 in 2001)         3            63           63
    Class C Shares (par value $.001; authorized 6,000,000; issued 16,687 in 2001)              --            --           --
  Paid-in capital                                                                              --       104,176      104,176
  Retained earnings (deficit)                                                            (178,762)       34,269       24,570
  Accumulated other comprehensive loss                                                    (23,440)      (17,236)     (10,837)
  Stock purchase plan                                                                          --          (336)        (328)
                                                                                       -------------------------------------
Total stockholders' equity                                                                 21,529       121,118      117,826
                                                                                       -------------------------------------
Total liabilities and stockholders' equity                                             $  947,405    $  924,470    $ 889,240
                                                                                       =====================================

                             See Accompanying Notes

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                  (in thousands)

                                                                                                  Accumulated
                                   Class A    Class B  Class C   Class A              Retained       Other       Stock
                                   Common     Common   Common   Preferred   Paid-In   Earnings   Comprehensive  Purchase
                                    Stock      Stock    Stock     Stock     Capital  (Deficit)       Loss         Plan     Total
                                  ------------------------------------------------------------------------------------------------
Balance at July 31, 1998          $    182     $   63   $   --  $     --   $106,392   $(16,194)   $ (4,074)    $ (2,129)  $ 84,240
Repurchase of common stock              --         --       --        --       (340)        --          --         (284)      (624)
Other                                   --         --       --        --     (1,876)        --          --        1,876         --
Net income                              --         --       --        --         --     28,346          --           --     28,346
Currency translation adjustment         --         --       --        --         --         --      (2,442)          --     (2,442)
                                                                                                                          --------
Comprehensive income                    --         --       --        --         --         --          --           --     25,904
                                  ------------------------------------------------------------------------------------------------
Balance at July 31, 1999               182         63       --        --    104,176     12,152      (6,516)        (537)   109,520
Other                                   --         --       --        --         --         --          --          209        209
Net income                              --         --       --        --         --     12,418          --           --     12,418
Currency translation adjustment         --         --       --        --         --         --      (4,321)          --     (4,321)
                                                                                                                          --------
Comprehensive income                    --         --       --        --         --         --          --           --      8,097
                                  ------------------------------------------------------------------------------------------------
Balance at July 31, 2000               182         63       --        --    104,176     24,570     (10,837)        (328)   117,826
Cumulative effect of accounting
 change for derivative instruments      --         --       --        --         --         --         241           --        241
Other                                   --         --       --        --         --         --          --           (8)        (8)
Net income                              --         --       --        --         --      9,699          --           --      9,699
Currency translation adjustment         --         --       --        --         --         --      (1,747)          --     (1,747)
Unrealized losses on derivative
  instruments                           --         --       --        --         --         --      (4,893)          --     (4,893)
                                                                                                                          --------
Comprehensive income                    --         --       --        --         --         --          --           --      3,059
                                  ------------------------------------------------------------------------------------------------
Balance at December 31, 2000           182         63       --        --    104,176     34,269     (17,236)        (336)   121,118
Recapitalization                      (182)       (60)      --   209,255   (103,953)  (105,164)         --          336        232
Issuance of preferred stock
  from warrant exercise                 --         --       --    14,473         --    (14,472)         --           --          1
Dividends on preferred stock            --         --       --    20,971       (223)   (20,748)         --           --         --
Net loss                                --         --       --        --         --    (72,647)         --           --    (72,647)
Currency translation adjustment         --         --       --        --         --         --      (5,624)          --     (5,624)
Unrealized losses on derivative
 instruments                            --         --       --        --         --         --       2,155           --      2,155
Minimum pension liability               --         --       --        --         --         --      (2,735)          --     (2,735)
                                                                                                                          --------
Comprehensive loss                      --         --       --        --         --         --          --           --    (78,851)
                                  ------------------------------------------------------------------------------------------------
Balance at December 31, 2001      $     --     $    3   $   --  $244,699   $     --  $(178,762)   $(23,440)    $    (--)  $ 42,500
                                  ================================================================================================

                             See Accompanying Notes

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                (in thousands)

                                                                       Five Months Ended
                                                     Year Ended           December 31              Year Ended July 31
                                                     December 31  ------------------------------------------------------
                                                        2001           2000          1999           2000          1999
                                                     -------------------------------------------------------------------
                                                                                 (Unaudited)
Operating Activities:
Net income (loss)                                    $ (72,647)     $   9,699     $  11,246      $  12,418     $  28,346
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Depreciation                                         28,176         10,978        11,147         26,126        18,358
   Amortization                                          6,978          2,625         2,475          6,043         5,203
   Minority interest in income of subsidiaries           9,254          2,778         2,841          6,742         3,921
   (Income) loss from unconsolidated joint ventures      2,925            467            13            352        (5,420)
   Deferred income taxes                               (25,272)         1,680             1          2,310         9,983
   Post-retirement benefits other than pensions          3,018          1,155         1,646            589         4,555
   Accrued pension benefits                              5,792          3,138          (133)        (1,433)       (1,909)
   Non-cash interest expense                             1,802            740           733          1,763         1,648
   Changes in operating assets and liabilities,
    net of acquisitions and non-cash special charges:
      Accounts receivable                               (3,792)        (3,903)      (18,575)        (1,580)        4,621
      Inventories                                       (4,861)       (25,671)       (9,019)       (18,212)      (17,705)
      Accounts payable                                 (27,994)        14,131        11,140         15,835        13,634
      Other current assets and liabilities               4,279         (9,300)        1,542        (15,391)       (6,645)
      Restructuring charges                             39,101             --            --         35,222            --
      Cash payments for restructuring charges           (8,245)       (16,839)         (717)        (8,900)      (14,941)
      Non-cash special charges                          38,832             --            --             --            --
      Other non-current assets and liabilities, net         70         (5,182)        2,215          9,013          (563)
                                                     -------------------------------------------------------------------
Net cash provided by (used in) operating activities     (2,584)       (13,504)       16,555         70,897        43,086

Investing Activities:
Acquisitions, net of cash acquired                     (28,888)            --        (5,733)       (68,005)      (48,321)
Purchases of property and equipment                    (20,400)       (11,824)      (20,175)       (38,371)      (25,066)
Investments in joint ventures                           (8,662)        (1,892)           --         (1,179)           --
                                                     -------------------------------------------------------------------
Net cash used in investing activities                  (57,950)       (13,716)      (25,908)      (107,555)      (73,387)

Financing Activities:
Proceeds from issuance of long-term debt               157,291             --            --             --            --
Retirement of long-term debt                           (17,790)            --            --             --            --
Net borrowings (repayments) under revolving
 line of credit and other                              (66,648)        35,305         5,514         41,006        38,048
Deferred financing costs                                (5,561)            --            --             --            --
Merger and tender offer costs                           (5,318)            --            --             --            --
Distributions to minority interests                       (762)          (322)           --         (1,200)           --
                                                     -------------------------------------------------------------------
Net cash provided by financing activities               61,212         34,983         5,514         39,806        38,048

Effect of exchange rate changes on cash                   (703)        (1,205)         (108)          (635)         (551)
                                                     -------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       (25)         6,558        (3,947)         2,513         7,196
Cash and cash equivalents at beginning of year          24,380         17,822        15,309         15,309         8,113
                                                     -------------------------------------------------------------------
Cash and cash equivalents at end of year             $  24,355      $  24,380     $  11,362      $  17,822     $  15,309
                                                     ===================================================================

                             See Accompanying Notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                               December 31, 2001
                            (dollars in thousands)

1.   ORGANIZATION AND ACQUISITIONS

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

  The GM Acquisition was recorded based on the best estimates available, however, certain purchase price adjustments remained unresolved between General Motors Corporation ("GM") and the Company. In 2001, the Company recorded a charge of $16,081 to operations under the caption "special charges - selling, general and administrative expenses" related to the unresolved issues (see
Note 3).

     GM is entitled to receive an additional contingent purchase payment which will be paid beginning in 2004 and will be based upon a percentage of average earnings of the Company in the three year period ending December 31, 2003 in excess of certain imputed earnings. Since the additional contingent purchase price, if any, is based upon future operations of the Company which cannot be determined at this time, no provision for such payment has been made in the accompanying consolidated financial statements. The additional contingent purchase price, if any, will increase the goodwill recorded for the GM Acquisition.

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

CALENDAR YEAR 2001 ACQUISITIONS AND INVESTMENTS

     In July 2001, the Company and Hitachi Ltd. formed Hitachi Remy Automotive GmbH to develop, manufacture and market automotive starting motors and alternators in European and North American markets. The Company's ownership position in this business is 49%. This investment is accounted for under the equity method.

     In June 2001, the Company, through a wholly-owned subsidiary, purchased the North American remanufacturing business of Mazda North American Operations ("Mazda"). The purchase price of $17,116, including expenses and excluding future contingent payments, was funded through proceeds from the Company's Senior Credit Facility. The acquisition was accounted for as a purchase with resulting goodwill of $17,116. Amortization of goodwill in 2001 was based on an amortization period of 20 years. The business, located in Jacksonville, Florida, is responsible for the remanufacturing of Mazda automatic transmissions, transaxles and rotary engines for Mazda's service requirements in North America. The Company will continue to remanufacture these components to support Mazda's service and replacement parts needs in North America.

     In May 2001, the Company acquired 100% of the capital stock of Auto Matic Transmission International A/S ("AMT") for approximately $500. AMT, based in Soborg, Denmark, remanufactures automatic transmissions for passenger cars and commercial vehicles.

     In February 2001, the Company acquired the assets of XL Component Distribution Limited ("XL") for approximately $2,416. Goodwill of $2,416 was recorded in connection with the acquisition. XL, headquartered in Droitwich, Worcestershire, England, is involved in the remanufacturing, packaging and distribution of steering racks, brake calipers, ignition distributors, ignition leads, transmission components and rotating electrics.

     Payments totaling $6,434 were made in 2001 to acquire additional shares from the minority shareholders of World Wide Automotive, Inc. ("World Wide"), which was acquired in 1997. These payments increased the Company's ownership percentage of World Wide from 82.5% to 88.2%.

     Payments totaling $2,422 were made in 2001 to acquire additional shares from the minority shareholders of Power Investments, Inc. ("Power"), which was acquired in 1996. These payments increased the Company's ownership percentage of Power from 82.5% to 85.8%.

FIVE MONTH TRANSITION PERIOD INVESTMENT

     In December 2000, the Company and Aero Vironment, Inc. formed iPower Technologies, L.L.C. ("iPower") to pursue the development and commercialization of high-technology products in the distributed generation and hybrid electric vehicle markets. The Company owned 50% of iPower on December 31, 2001. This investment is accounted for under the equity method.

FISCAL YEAR 2000 ACQUISITIONS AND INVESTMENTS

     In August 1999, the Company, through a wholly-owned subsidiary, purchased the assets of Engine Master, a remanufacturer of gasoline engines located in Dallas, Texas, for $5,844 in cash. The acquisition was treated as a purchase for accounting purposes and resulted in goodwill of $1,076 which is being amortized over 35 years.

     In March 2000, the Company, through a wholly-owned subsidiary, purchased 100% of the capital shares of M&M Knopf Auto Parts, Inc. ("Knopf") from certain shareholders. The purchase price of $61,322, net of cash acquired and including the payoff of certain debt of Knopf, was funded through proceeds from the Company's Senior Credit Facility and is subject to certain adjustments. The acquisition was accounted for as a purchase. Resulting goodwill of approximately $37,000 is being amortized over 30 years. The purchase price is subject to an additional contingent payment of cash and/or common stock of the Company in fiscal year 2005, subject to the achievement by Knopf of certain earnings goals. The amount of this payment cannot currently be determined. This additional contingent purchase price, if any, will increase the goodwill recorded for the acquisition.

     In April 2000, the Company, through a wholly-owned subsidiary, purchased 100% of the capital shares of Elmot-DR Sp z.o.o, a Polish manufacturer of starters and alternators for the OEM and aftermarket in Europe, for $839 in cash, net of cash acquired. The acquisition was treated as a purchase for accounting purposes with no resulting goodwill.

     In January 2000, the Company and Continental AG formed Continental ISAD Electric Systems GmbH & Co. ("Continental ISAD") to develop and produce an integrated starter and alternator product. The Company's ownership position in this business is 49%. This investment is accounted for under the equity method.

FISCAL YEAR 1999 ACQUISITIONS

     On November 13, 1998, the Company, through a wholly-owned subsidiary, purchased all of the common stock of Williams Technologies, Inc. ("Williams") for $38,840 in cash, net of cash acquired and less Williams' intercompany and third-party debt. The purchase was funded through proceeds from the Company's Senior Credit Facility. The acquisition was treated as a purchase for accounting purposes and resulted in goodwill of $21,104 which was being amortized over 35 years through 2001. Williams is a remanufacturer of automatic transmissions and torque converters for automotive and medium and heavy duty truck applications. Its primary market is the dealer network of major North American and foreign original equipment vehicle manufacturers. Results of operations for Williams are included in the Company's consolidated results from the acquisition date.

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

UNAUDITED PRO FORMA RESULTS OF OPERATIONS

     The unaudited pro forma consolidated results of operations, assuming the Williams, Delco Remy Korea and Knopf acquisitions had been consummated as of the beginning of the preceding fiscal year, are as follows:

                                           Year Ended July 31
                                     ------------------------------
                                         2000               1999
                                     ------------------------------
Net sales                            $ 1,132,506        $ 1,052,335
Operating income                          87,190            114,965
Net income                                15,123             32,270

     The acquisitions in the year ended December 31, 2001 did not have a significant effect on the Company's consolidated results of operations. There were no acquisitions in the five month period ended December 31, 2000.

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

     The Company changed its fiscal year to December 31, effective August 1, 2000. Prior to August 1, 2000, the fiscal year ended on July 31. Accordingly, the Company's audited financial statements include statements of operations, stockholders' equity and cash flows for the five-month transition period ended December 31, 2000.

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

CONCENTRATIONS OF CREDIT RISK AND OTHER RISKS

     Substantially all of the Company's accounts receivable are due from customers in the original equipment and aftermarket automotive industries, both in the U.S. and internationally. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains allowances for doubtful customer accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     The percentage of the Company's labor force covered by a collective bargaining agreement and covered by such an agreement that will expire within one year is 24.9% and 1.1%, respectively.

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

      In order to hedge anticipated U.S. dollar-denominated intercompany sales of inventory by its South Korean subsidiary to a U.S. subsidiary against fluctuations between the South Korean Won and U.S. dollar, the Company entered into a series of non-deliverable currency forward contracts. At maturity, each contract was settled at the difference between fair value and contract value. These derivative contracts were designated as cash flow hedges and, accordingly, changes in fair value were charged to other comprehensive income (loss) (see Note 10). Realized gains and losses recorded upon settlement were charged to earnings in the periods in which earnings are impacted by the variability of the cash flows of the settled intercompany sale. The final contract was settled in December 2001. In November 2000, the Company entered into an interest rate swap to hedge the exposure on a portion of its variable rate debt. The swap converts the libor-based rate into a fixed rate of 6.51% on debt of $100,000 for a period of two years. This swap has been designated as a cash flow hedge and changes in fair value are charged to other comprehensive income (loss) (see Note 10). Realized gains and losses are charged to earnings as interest expense in the periods in which earnings are impacted by the variability of the cash flows of the interest paid. The notional amounts of the Company's foreign exchange contracts are summarized as follows:

                                                     December 31
                                    -------------------------------------------          July 31
                                            2001                   2000                   2000
                                    -------------------------------------------------------------------
                                    Notional      Fair      Notional      Fair      Notional      Fair
                                     Amount      Value       Amount      Value       Amount      Value
                                    --------    -------     --------    -------     --------    -------
        Forwards                    $ 2,716     $ 2,750     $ 6,353     $ 5,914     $ 6,436     $ 6,048
        Non-deliverable forwards         --          --      37,536      33,152      62,602      62,829

      The market value of the interest rate swap at December 31, 2001 and 2000 was $(4,028) and $(1,505), respectively.

INVENTORIES

     Inventories are carried at lower of cost or market determined on the first-in, first-out (FIFO) method. Raw materials also include supplies and repair parts which consist of materials consumed in the manufacturing process but not directly incorporated into the finished products. Inventories consist of the following:

                              December 31
                        -----------------------      July 31
                          2001          2000          2000
                        -------------------------------------
Raw materials           $ 176,704    $  154,550    $  132,713
Work-in-process            50,131        51,668        52,605
Finished goods             76,520        87,606        82,835
                        -------------------------------------
                        $ 303,355    $  293,824    $  268,153
                        =====================================


  The Company writes down its inventory for estimated obsolescence or unmarketable inventory by the difference between the cost of the inventory and the estimated market value of the inventory based upon assumptions about market conditions and future demand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

  The Company provides an allowance for the estimated cost of product warranties, based on management's estimate of future product failure rates. If actual product failure rates differ from management's estimates, revisions to the estimated warranty liability may be required.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and include certain expenditures for leased facilities. Depreciation is calculated primarily using the straight-line method over the estimated useful lives of the related assets (15 to 40 years for buildings and 3 to 15 years for machinery and equipment).

GOODWILL AND LONG-LIVED ASSETS

     Goodwill represents the excess of purchase price over fair value of the net assets acquired and is amortized by the straight-line method over 15 to 35 years through 2001.

     The carrying amount of goodwill and long-lived assets are regularly reviewed for indicators of impairment in value, which in the view of management are other than temporary, including unexpected or adverse changes in the following: (i) the economic or competitive environments in which the Company operates; (ii) profitability analysis and (iii) cash flow analysis. If facts and circumstances suggest that a subsidiary's goodwill and long-lived assets are impaired, the Company assesses the fair value of the underlying business and reduces goodwill and long-lived assets to an amount that results in the book value of the subsidiary approximating fair value.

INVESTMENTS IN JOINT VENTURES

     Investments in companies representing an ownership interest of 20% to 50% are accounted for by the equity method. At December 31, 2001, the Company's ownership interest and carrying value of these investments were: Sahney Paris Rhone Ltd. (47.5%, $4.7 million); iPower (50%, $3.9 million); Hitachi Remy Automotive GmbH (49%, $1.8 million) and Continental ISAD (49%, $.7 million).

INCOME TAXES

  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income and available tax planning strategies that could be implemented to support the realization of certain deferred tax assets.

Failure to achieve forecasted taxable income may affect the ultimate realization of certain deferred tax assets. Factors that may affect the Company's ability to achieve sufficient forecasted taxable income include, but are not limited to, general economic conditions, increased competition, or delays in product availability.

PENSION AND POST-RETIREMENT PLANS

  The Company sponsors various defined benefit pension and post-retirement plans which produce significant costs developed from actuarial valuations. Inherent in these valuations are key assumptions regarding discount rates, expected return on plan assets, rates of compensation increases, and the rates of health care benefit increases. The Company is required to consider current market conditions in determining these assumptions. If future trends in these assumptions prove to differ from management's assumptions, revisions to the plan assets, benefit obligations and components of expense may be required.

RECOGNITION OF REVENUE

     Substantially all of the Company's revenue is recognized at the time product is shipped to customers. The Company's remanufacturing operations obtain used diesel and gasoline engines, fuel systems, transmissions, starter motors and generators, commonly known as cores, from its customers as trade-ins. Net sales and cost of goods sold are reduced by $198,603, $83,558, $185,324, and $156,383 for the year 2001, the five months ended December 31, 2000 and fiscal years 2000 and 1999, respectively, to reflect the cost of cores for remanufactured product shipped.

FOREIGN CURRENCY TRANSLATION

     Financial statements of foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and at the average exchange rate for each year for revenue and expenses. Translation adjustments are recorded as a separate component of stockholders' equity and reflected in comprehensive income (loss).

EARNINGS PER SHARE

     As a result of the recapitalization of the Company (see Note 8), the Company's publicly traded common stock was delisted. Consequently, the Company has not presented earnings per share in its consolidated financial statements as it believes its presentation is not meaningful to investors.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments generally consist of cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The fair value of the Company's fixed rate debt was estimated using a discounted cash flow analysis based upon the Company's current incremental borrowing rates. With the exception of the Senior Notes and the Senior Subordinated Notes, the carrying amounts of these financial instruments approximated their fair value at December 31, 2001 and 2000 and at July 31, 2000. At December 31, 2001, the Senior Notes have a face value of $145,000 and a fair value of $141,042, the 10 5/8% Senior Subordinated Notes have a face value of $140,000 and a fair value of $144,452 and the 11% Senior Subordinated Notes have a face value of $165,000 and a fair value of $169,950.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

  On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and also supersedes the accounting and reporting provisions of APB Opinion Number 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. Among its many provisions, SFAS No. 144 retains the fundamental requirements of both previous standards, however, it resolves significant implementation issues related to FASB Statement No. 121 and broadens the separate presentation of discontinued operations in the income statement required by APB Opinion Number 30 to include a component of an entity (rather than a segment of a business). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 with early application encouraged. The Company does not believe the adoption of SFAS No. 144 will have a material affect on its results of operations, financial position or cash flows. However, the Company is evaluating the impact, if any, the changes in the presentation of discontinued operations will have on its financial statements.

  On June 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 addresses accounting and reporting of acquired goodwill and other intangible assets and must be adopted by the Company with an effective date of January 1, 2002. In addition, the goodwill impairment testing provisions of SFAS No. 142 must be applied to any goodwill or other intangible assets that are recognized in the Company's financial statements at the time of adoption. Upon adoption, goodwill will no longer be amortized and will be tested for impairment at least annually. For the year ended December 31, 2001, the Company recorded amortization of goodwill and other intangible assets of approximately $7.0 million and the Company believes the adoption of the standard will result in the avoidance of annual amortization expense of approximately $7.7 million beginning in 2002. At December 31, 2001, the Company had goodwill and other intangible assets totaling approximately $190.0 million, net of accumulated amortization. Any goodwill or other intangible assets impairment losses recognized from the initial impairment test are required to be reported as a cumulative effect of a change in accounting principle in the Company's financial statements. The Company is evaluating the impact, if any, SFAS No. 142 will have on its financial statements upon adoption in 2002.

  On June 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141). SFAS 141 must be applied to all business combinations that are completed after June 30, 2001. Among its many provisions, SFAS No. 141 eliminated the pooling-of-interests method of accounting for business combinations, requires the purchase method of accounting for business combinations and changes the criteria to recognize intangible assets separately from goodwill. The adoption of SFAS No. 141 did not have a material affect on the Company's financial statements.

3.   RESTRUCTURING AND SPECIAL CHARGES

      In the fourth quarter of 2001, the Company completed plans for the closure and realignment of certain manufacturing facilities and administrative functions in the United States, Canada and Europe. These actions were in response to anticipated OE and aftermarket volume declines and to support the Company's ongoing efforts to reduce cost and improve efficiencies. A one-time charge of $39,349 was recorded in the fourth quarter of 2001 for the estimated cost of the plan. The charge included $26,727 for the estimated cost of various voluntary and involuntary employee separation programs associated with the resulting workforce reductions of approximately 820 employees. A total of $2,482 was paid in the fourth quarter of 2001 and $15,066, $4,593 and $4,586 are estimated to be paid in 2002, 2003 and 2004, respectively, for these programs. The charge also included $8,192, net of salvage value, for the write-down of certain assets which will no longer be used as a result of the closures and realignments, and $4,430 of other costs. In addition, a reserve of $1,992 was established in connection with the acquisition of XL in February 2001.

     In 2001, the Company recorded special charges-cost of goods sold of $21,586 and special charges-selling, general and administrative expenses of $17,246. The special charges included a write down of $7,791 for inventories and customer claims, and $1,165 for accounts receivable related to operations being closed in the 2001 restructuring plan, classified with the cost of goods sold and selling, general and administrative expenses, respectively. The special charges-cost of goods sold also included $13,795 for higher than expected warranty returns for a limited class of heavy-duty OE alternators. The design and production issues which caused the unusually high level of claims, have been corrected. The special warranty charge includes $8,148 for claims in 2001 and $5,647 for anticipated claims in 2002 and 2003 for the problems identified as part of the unexpected returns. The special charge-selling, general and administrative expenses also included $16,081 for disputed items related to the GM Acquisition. In the fourth quarter of 2001, the Company conceded these claims in connection with the negotiation of other long-term agreements with GM and Delphi Automotive Systems Corporation.

     In May 2000, the Company completed plans for the realignment of certain manufacturing facilities in the United States, Canada and the United Kingdom. A one-time charge of $35,222 was recorded in June 2000 for the estimated cost of the plan. The reserve included $27,098 for the estimated cost of various voluntary and involuntary employee separation programs associated with the resulting workforce reductions of approximately 860 employees. A total of $5,011, $15,961 and $3,087 were paid in fiscal year 2000, the five months ended December 31, 2000 and the year ended December 31, 2001, respectively. An additional $2,907 and $132 are expected to be paid in 2002 and 2003, respectively. The reserve also included $8,124, net of salvage value, for the write-down of certain production assets which will no longer be used as a result of the realignment. Additionally, a reserve of $1,050 was established in connection with the acquisition of Elmot in March 2000.

     In May 1998, the Company offered an incentive separation payment to DRA hourly employees through an employee termination program. A total of 337 employees accepted the Company's offer. A reserve of $26,515 was established for these separation costs, $9,974 of which were paid in fiscal year 1998, $11,565 of which were paid in fiscal year 1999, and $3,889 of which were paid in fiscal year 2000. An additional $900 was paid in the five months ended December 31, 2000 and $187 was paid in 2001.

     The following table summarizes the provisions and reserves for restructuring charges:

                                                    Termination  Exit/Impairment
                                                     Benefits         Costs         Total
                                                     --------------------------------------
Reserve at July 31, 1998                             $  20,783     $  14,736      $  35,519
Payments and charges in fiscal year 1999               (15,808)      (13,845)       (29,653)
                                                     --------------------------------------
Reserve at July 31, 1999                                 4,975           891          5,866
Provision fiscal year in 2000                           27,098         8,124         35,222
Payments and charges in fiscal year 2000                (8,900)       (8,460)       (17,360)
Reserve established in connection with acquisition       1,050           --           1,050
                                                     --------------------------------------
Reserve at July 31, 2000                                24,223           555         24,778
Payments and charges in the five month
 transition period                                     (16,861)         (225)       (17,086)
                                                     --------------------------------------
Reserve at December 31, 2000                             7,362           330          7,692
Provision in 2001                                       26,727        12,622         39,349
Payments and charges in 2001                            (7,809)       (8,800)       (16,609)
Reserve established in connection with acquisition       1,801           191          1,992
                                                     --------------------------------------
Reserve at December 31, 2001                         $  28,081     $   4,343      $  32,424
                                                     ======================================

4.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the allowance for doubtful accounts is as follows:

                                   Year Ended  Five Months Ended      Year Ended July 31
                                   December 31    December 31     -------------------------
                                      2001           2000            2000           1999
                                   --------------------------------------------------------
Balance at beginning of period     $    3,115      $   2,970      $   2,105      $    2,083
Additions charged to costs
 and expenses                           2,449          1,334          1,401           1,984
Acquisition of certain businesses         --             --           1,049              50
Uncollectible accounts written off,
 net of recoveries                       (886)        (1,189)        (1,585)         (2,012)
                                   --------------------------------------------------------
Balance at end of period           $    4,678      $   3,115      $   2,970      $    2,105
                                   ========================================================

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                            December 31
                                    ------------------------        July 31
                                      2001            2000           2000
                                    ----------------------------------------
Land and buildings                  $  21,720      $  21,228      $   19,231
Buildings under capital leases         23,813         25,585          25,312
Leasehold improvements                 12,478         10,459          10,409
Machinery and equipment               249,063        248,311         242,622
                                    ----------------------------------------
                                    $ 307,074      $ 305,583      $  297,574
                                    ========================================

6.   LONG-TERM DEBT

     Borrowings under long-term debt arrangements consist of the following:

                                                       December 31
                                               ------------------------        July 31
                                                 2001            2000           2000
                                               ----------------------------------------

Senior Credit Facility                         $ 117,087      $ 182,403      $  146,884
Senior Notes                                     145,000        145,000         145,000
10 5/8 Senior Subordinated Notes                 140,000        140,000         140,000
11% Senior Subordinated Notes                    163,037             --              --
GM Subordinated Debenture                             --         18,873          18,802
Other, including capital lease obligations        35,303         41,115          41,038
                                               ----------------------------------------
                                                 600,427        527,391         491,724
Less current portion                               6,771          8,107           7,454
                                               ----------------------------------------
                                               $ 593,656      $ 519,284      $  484,270
                                               ========================================

SENIOR CREDIT FACILITY

     Though December 31, 2001, the Senior Credit Facility provided revolving loans in the aggregate principal amount of $300,000 for general purposes (including acquisitions) and terminated on October 31, 2003. On March 15, 2002, the Senior Credit Facility was amended. Among other things, the amendment reduced the aggregate maximum principal amount to $200,000; changed the maturity date to March 31, 2003 and adjusted certain covenants retrospectively at December 31, 2001 and going forward. The Company is in compliance with the amended covenants. The Company has the option of paying an interest rate of one bank's prime rate or a LIBOR-based rate. The weighted average interest on amounts outstanding at December 31, 2001 and 2000, and July 31, 2000 were 8.28%, 8.67% and 8.15%, respectively. At December 31, 2001, approximately $71,000 was unused and approximately $22,000 was available under the Senior Credit Facility.

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

     The indenture pursuant to which the Senior Notes were issued contains certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or make other distributions with respect to capital stock (as defined) of the Company and its restricted subsidiaries, (iii) sell assets of the Company or its restricted subsidiaries, (iv) issue or sell restricted subsidiary stock,
(v) enter into certain transactions with affiliates, (vi) create certain liens,
(vii) enter into certain mergers and consolidations and (viii) incur indebtedness which is subordinate to senior indebtedness and senior to the Senior Subordinated Notes and the 10 5/8% Senior Subordinated Notes.

10 5/8% SENIOR SUBORDINATED NOTES

     On August 2, 1996, the Company issued $140,000 of 10 5/8% Senior Subordinated Notes due August 1, 2006 (the "10 5/8% Senior Subordinated Notes").

     The 10 5/8% Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness, pari passu with all present and future senior subordinated indebtedness and senior to all present and future subordinated indebtedness of the Company or the relevant subsidiary guarantors, as defined in the indenture. The 10 5/8% Senior Subordinated Notes are also effectively subordinated to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

     The 10 5/8% Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, on or after August 1, 2001, at the redemption prices set forth in the note agreement plus accrued and unpaid interest, if any, to the redemption date. Interest is payable semi-annually on February 1 and August 1 of each year.

     Upon the occurrence of a change of control, each holder of the 10 5/8% Senior Subordinated Notes will have the right to require the Company to purchase all or a portion of such holder's notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

     The indenture pursuant to which the 10 5/8% Senior Subordinated Notes were issued contains certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness, (ii) pay dividends or make other distributions with respect to capital stock (as defined) of the Company and its restricted subsidiaries, (iii) sell assets of the Company or its restricted subsidiaries, (iv) issue or sell restricted subsidiary stock, (v) enter into certain transactions with affiliates, (vi) create certain liens, (vii) enter into certain mergers and consolidations and (viii) incur indebtedness which is subordinate to senior indebtedness and senior to the Senior Subordinated Notes.

11% SENIOR SUBORDINATED NOTES

     On April 26, 2001, the Company issued $165,000 of 11% senior subordinated notes due May 1, 2009 (the "11% Senior Subordinated Notes"). Net proceeds (after discounts, commissions, and expenses) of approximately $157,000 were used to retire the GM Subordinated Debenture of approximately $19,000 and repay approximately $138,000 outstanding under the Company's Senior Credit Facility.

     The 11% Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness, pari passu with all present and future senior subordinated indebtedness and senior to all present and future subordinated indebtedness of the Company or the relevant subsidiary guarantor, as defined in the indenture. The 11% Senior Subordinated Notes are also effectively subordinated to any secured indebtedness to the extent of the value of the assets securing such indebtedness.

     The 11% Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2005, at the redemption prices set forth in the note agreement plus accrued and unpaid interest, if any, to the redemption date. Interest is payable semi-annually in arrears on May 1 and November 1, and commenced on November 1, 2001.

     Upon the occurrence of a change in control, each holder of the 11% Senior Subordinated Notes will have the right to require the Company to purchase all or a portion of such holder's notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

     The indenture pursuant to which the 11% Senior Subordinated Notes were issued contains certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness unless a coverage ratio is met, (ii) make restricted payments, as defined, (iii) make dividend payments or make other distributions on its capital stock, (iv) sell assets of the Company or its restricted subsidiaries, (v) enter into certain transactions with affiliates, (vi) create certain liens, and (vii) enter into certain mergers and consolidations.

    The Company recorded an extraordinary gain of $698 (net of tax of $428) on the early retirement of the GM Subordinated Debenture.

GM SUBORDINATED DEBENTURE

     On December 22, 1997, the Company converted preferred stock into a subordinated debenture with General Motors (the "GM Subordinated Debenture"). The debenture bore interest at the rate of 8% annually and would have matured on July 31, 2004. The GM Subordinated Debenture was retired in connection with the issuance of the 11% Senior Subordinated Notes in April 2001.

CAPITAL LEASE OBLIGATIONS

     Capital leases have been capitalized using interest rates ranging from 8.1% to 15.2%. The net book value of assets under capital leases were $13,634, $15,322 and $16,026 at December 31, 2001 and 2000 and July 31, 2000,
respectively.

OTHER

     Total cash interest paid for fiscal year 2001, the transition period and fiscal years 2000 and 1999 was $57,901, $22,636, $46,835, and $41,502,
respectively.

     Required principal payments of long-term debt and capitalized leases are as follows:

2002               $   6,771
2003                 120,913
2004                   3,464
2005                   3,756
2006                 143,002
Thereafter           322,521
                   ---------
                   $ 600,427
                   =========

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

     The changes in benefit obligations and plan assets, components of expense, and assumptions for the plans are as follows:

                                                                                                 Post-Retirement Health Care
                                                        Pension Benefits                           and Life Insurance Plans
                                         -----------------------------------------------------------------------------------------
                                            Year    Five Months                          Year    Five Months
                                           Ended      Ended      Year Ended July 31     Ended       Ended     Year Ended July 31
                                           Dec. 31    Dec. 31   --------------------   Dec. 31     Dec. 31   ---------------------
                                            2001       2000        2000      1999        2001        2000        2000       1999
                                         -----------------------------------------------------------------------------------------
Change in benefit obligations
Benefit obligation at beginning of year  $ 25,447   $ 24,444    $ 18,406   $ 17,656    $ 18,000    $ 15,734    $ 15,040   $ 13,006
Service cost                                2,450        711       2,618      2,111       2,579         959       2,782      3,538
Interest cost                               2,105        749       1,584      1,237       1,402         524       1,028        924
Amendments                                    117        636       2,496         --          --          --          --         --
Actuarial loss (gain)                       4,078       (334)        752     (1,636)      2,140       1,021        (404)    (2,428)
Benefits paid                              (1,521)      (759)     (1,202)      (962)       (824)       (238)       (330)        --
Curtailment gains                              --         --        (210)        --          --          --      (2,382)        --
                                         -----------------------------------------------------------------------------------------
Benefit obligation at end of year        $ 32,676   $ 25,447    $ 24,444   $ 18,406    $ 23,297    $ 18,000    $ 15,734   $ 15,040
                                         =========================================================================================

Change in plan assets
Fair value of plan assets at beginning
   of year                               $ 20,736   $ 21,551    $ 16,749   $ 12,516    $     --    $     --    $     --   $     --
Actual return on plan assets               (1,271)      (170)      1,687      1,635          --          --          --         --
Employer contributions                      1,587         --       4,317      3,560         824         238          --         --
Benefits paid                              (1,521)      (645)     (1,202)      (962)       (824)       (238)         --         --
                                         -----------------------------------------------------------------------------------------
Fair value of plan assets at end of year $19,531    $ 20,736    $ 21,551   $ 16,749    $     --    $     --    $     --   $     --
                                         =========================================================================================

Funded status                            $(13,145)  $ (4,711)   $ (2,893)  $ (1,657)   $ (23,297)   $(18,000)   $(15,734)  $(15,040)
Unrecognized actuarial loss (gain)          7,124       (304)     (1,014)    (1,819)      (2,515)     (4,794)     (5,905)    (6,010)
Unrecognized prior service cost             3,128      3,276       2,621        757          --          --          --         --
                                         -----------------------------------------------------------------------------------------
Net amount recognized                    $ (2,893)  $ (1,739)   $ (1,286)  $ (2,719)   $ (25,812)   $(22,794)   $(21,639)  $(21,050)
                                         =========================================================================================

Amounts recognized in the consolidated
   balance sheet consist of:
Accrued benefit liability                $(10,216)  $ (4,424)   $ (3,262)  $ (2,719)   $(25,812)   $(22,794)   $(21,639)  $(21,050)
Intangible asset                            2,913      2,685       1,976         --          --          --          --         --
Accumulated other comprehensive loss        4,410         --          --         --          --          --          --         --
                                         -----------------------------------------------------------------------------------------
Net amount recognized                    $ (2,893)  $ (1,739)   $ (1,286)  $ (2,719)   $(25,812)   $(22,794)   $(21,639)  $(21,050)
                                         =========================================================================================

Components of expense
Service costs                            $  2,450   $    711    $  2,618   $  2,111    $  2,579    $    959    $  2,782   $  3,538
Interest costs                              2,105        749       1,584      1,237       1,402         524       1,028        924
Expected return on plan assets             (2,082)      (866)     (1,802)    (1,331)         --          --          --         --
Amortization of prior service cost            265        110         158         77          --          --          --         --
Recognized net actuarial loss (gain)            2         (8)         --          8        (139)        (91)       (314)        93
Curtailments                                   --         --         266         --          --          --          --         --
                                         -----------------------------------------------------------------------------------------
Net periodic pension cost                $  2,740   $     696   $  2,824   $  2,102    $  3,842    $  1,392    $  3,496   $  4,555
                                         =========================================================================================

                                                                                               Post-Retirement Health Care
                                                     Pension Benefits                            and Life Insurance Plans
                                         ---------------------------------------------------------------------------------------
                                             Year    Five Months                        Year    Five Months
                                            Ended      Ended      Year Ended July 31    Ended      Ended    Year Ended July 31
                                           Dec. 31    Dec. 31    --------------------  Dec. 31    Dec. 31  ---------------------
                                             2001       2000         2000      1999      2001       2000        2000      1999
                                         ---------------------------------------------------------------------------------------
Weighted-average assumptions
Discount rate                                 7.25%      7.75%       8.00%     7.75%      7.25%      7.75%       8.00%     7.75%
Expected return on plan assets               10.00%     10.00%      10.00%    10.00%        --         --          --        --
Rate of compensation increase                 5.00%      5.00%       5.00%     5.00%      5.00%      5.00%       5.00%     5.00%

     Measurement of the accumulated post-retirement benefit obligation was based on a 10.00% annual rate of increase in the cost of covered health care benefits. The rate was assumed to decrease ratably to 4.75% through 2007 and remain level at that rate thereafter. An increase and decrease of one-percentage-point in the assumed health care trend rates would have the following effects on service and interest cost in the year ended December 31, 2001 and the accumulated post-retirement benefit obligation at December 31, 2001.

                                                                                                  1% Increase          1% Decrease
                                                                                                  --------------------------------
Effect on total of service and interest cost components of net periodic
 post-retirement health care benefit cost                                                         $     1,012          $      (762)
Effect on the health care component of the accumulated post-
 retirement benefit obligation                                                                          5,511               (4,185)

DEFINED CONTRIBUTION PLANS

     The Company sponsors two voluntary savings plans. One plan is for eligible salaried employees and the other plan is for UAW hourly employees. These plans allow participants to make contributions pursuant to section 401(k) of the Internal Revenue Code. The salaried plan has Company matching contribution provisions, while the hourly UAW plan does not. Charges to operations were $2,234 in the fiscal year 2001, $911 in the five month period ended December 31, 2000 and $1,731 and $1,227 in fiscal years 2000 and 1999, respectively.

PROFIT SHARING PLANS

     DRA sponsors a profit sharing plan covering UAW union employees. Distributions are determined based upon formulas established by management and are made annually. Profit sharing expense for the year ended December 31, 2001, the five month period ended December 31, 2000 and the fiscal years ended July 31, 2000 and 1999 was $--, $728, $2,514 and $1,804, respectively.


8.   STOCKHOLDERS' EQUITY

     On February 7, 2001, the Company agreed to a going private transaction with its largest stockholder, Court Square Limited ("Court Square"), pursuant to which Court Square made a cash tender offer for all of the Company's common stock not owned by it. Following completion of the merger on March 14, 2001, the New York Stock Exchange delisted the Company's common stock and the Company terminated the registration of its common stock under the Exchange Act. For financial accounting purposes the transaction was treated as a leveraged recapitalization whereby the assets are not revalued and the excess purchase price of the redeemed shares over the par value and paid-in capital of the common stock and the redemption value of the preferred stock ($105,164) has been charged to the Company's retained earnings.

PREFERRED STOCKHOLDERS AGREEMENT

     In connection with the Company's recapitalization, the stockholders entered into a Preferred Stockholders Agreement dated March 14, 2001 (the "Preferred Stockholders Agreement"), containing additional agreements among the stockholders regarding the Company's preferred stock. Subject to certain limitations, neither Court Square nor DRI Group may sell any of their shares of preferred stock without offering the other stockholders a pro rata opportunity to participate in the sale. Subject to certain conditions, if holders of at least 50% of the common stock approve the sale of the Company, each stockholder has agreed to consent to the sale and, if the sale includes the sale of stock, each stockholder has agreed to sell all of the stockholder's preferred stock on the terms and conditions approved by holders of a majority of the common stock then outstanding.

PREFERRED STOCK

     The Company's Amended and Restated Certificate of Incorporation provides for the issuance of 3,500,000 shares of preferred stock, all of which will be designated as 12% Series A Cumulative Compounding Preferred Stock. The preferred stock has a stated value of $100 per share and is entitled to semi-annual dividends which commenced September 15, 2001. Dividends, which are cumulative, accrue at a rate of 12%, compounding annually. As of December 31, 2001, 2,237,257.23 shares of preferred stock were outstanding. The vote of a majority of the outstanding shares of the preferred stock, voting as a separate class, will be required to (1) create, authorize or issue any other class or series of stock entitled to a preference prior to the preferred stock upon any dividend or distribution or any liquidation, distribution of assets, dissolution or winding up of the Company, or increase the authorized amount of any such other class or series, or (2) amend the Certificate of Incorporation if the amendment would adversely affect the relative rights and preferences of the holders of the preferred stock. Except as described above or as otherwise required by law, the preferred stock is not entitled to vote.

     The Company may not pay any dividend upon capital stock junior to the preferred stock, except for a dividend payable in capital stock junior to the preferred stock (including the common stock or junior stock), or redeem or otherwise acquire shares of junior stock, unless all cumulative dividends on the preferred stock have been paid in full. Upon liquidation, dissolution or winding up, holders of preferred stock are entitled to receive out of the Company's legally available assets, before any amount is paid to holders of junior stock, an amount equal to $100 per share of preferred stock, plus all accrued and unpaid dividends to the date of final distribution. If available assets are insufficient to pay the holders of the outstanding shares of preferred stock in full, the assets, or proceeds from the sale of the assets, will be distributed ratably among the holders of the preferred stock. The preferred stock is not mandatorily redeemable prior to April 16, 2021. The Company anticipates that the dividends on the preferred stock will be declared and accrued but not paid. The Company's ability to pay cash dividends, and to redeem the preferred stock, is subject to restrictions contained in the senior credit facility, the 8 5/8% Senior Notes Due 2007, the 10 5/8% Senior Subordinated Notes Due 2006 and the 11% Senior Subordinated Notes due 2009.

COMMON STOCK

     The Company's Amended and Restated Certificate of Incorporation provides for the issuance of 12,001,000 shares of common stock, divided into three classes consisting of 1,000 shares of Class A Common Stock, 6,000,000 shares of Class B Common Stock and 6,000,000 shares of Class C Common Stock. As of December 31, 2001, 1,000 shares of Class A Common Stock, 2,497,337.49 shares of Class B Common Stock and 16,687 shares of Class C Common Stock were outstanding.

     The holders of Class A Common Stock are entitled to vote on all matters submitted to a vote of the stockholders. The original holders of Class A Common Stock, or Court Square, Citicorp or Citibank, N.A. or any direct or indirect subsidiary of Citicorp or Citibank, N.A., in each case, to the extent that the entity is the owner of Class A Common Stock, are entitled to that number of votes equal to, in the aggregate, 51% of the total number of votes entitled to be cast by the holders collectively owning all of the outstanding shares of Class A Common Stock and Class B Common Stock. The number of votes to be cast by the holder of Class A Common Stock may vary and is determined, in each instance, prior to a vote of stockholders. If at any time the aggregate principal amount of indebtedness outstanding under the (1) Indenture dated August 1, 1996 among the Company, certain of its subsidiaries and National City Bank of Indiana; and
(2) Indenture dated December 22, 1997 among the Company, certain of the Company's subsidiary guarantors and United States Trust Company of New York is less than $50,000,000, the holder of Class A Common Stock will be entitled to one vote for each share of Class A Common Stock held. So long as the holders of the Class A Common Stock are entitled to more than one vote per share, in any election of Company directors, 21% (rounded up to the nearest whole director) of the directors to be elected shall be elected by a majority of the votes cast by the holders of shares of outstanding Class B Common Stock other than Court Square or any person that is or is deemed to be in the consolidated tax group of which Court Square is a member.

     The holders of Class B Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The Company cannot amend the Amended and Restated Certificate of Incorporation, enter into any plan of liquidation, recapitalization, reorganization, reclassification, consolidation or merger, sell all or substantially all of the Company's assets or stock or enter into any other business combination without the approval of a majority of the holders of Class B Common Stock. Except as required by law, the holders of Class C Common Stock have no voting rights.

     Under the Company's Amended and Restated Certificate of Incorporation, shares of Class A Common Stock are convertible into an equal number of shares of Class B Common Stock. Shares of Class B Common Stock are convertible into an equal number of shares of Class C Common Stock. Shares of Class C Common Stock are convertible into an equal number of shares of Class B Common Stock. In the case of a conversion from Class C Common Stock, which is nonvoting, into Class B Common Stock, which is voting, the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Class B Common Stock which would be held upon conversion.

SECURITIES TRANSFER, RECAPITALIZATION AND HOLDERS AGREEMENT

     In connection with the Company's recapitalization, our stockholders entered into the Securities Transfer, Recapitalization and Holders Agreement dated March 14, 2001 (the "Stockholders Agreement"), containing certain agreements among the stockholders regarding the Company's capital stock and corporate governance.

     According to the Stockholders Agreement, so long as Court Square owns at least 5% of the Company's common stock outstanding, Court Square has the right to designate observers to attend meetings of the Board of Directors. The Stockholders Agreement contains provisions which, with certain exceptions, restrict the ability of the stockholders to transfer any of the Company's common stock or preferred stock. Subject to certain conditions, if holders of at least 50% of the common stock approve the sale of the Company, each stockholder has agreed to consent to the sale and, if the sale includes the sale of stock, each stockholder has agreed to sell all of the stockholder's common stock on the terms and conditions approved by holders of a majority of the common stock then outstanding. Subject to some limitations, neither Court Square nor DRI Acquisition Group LLC ("DRI Group") may sell any of their shares of common stock without offering the other stockholders a pro rata opportunity to participate in the sale.

     The Stockholders Agreement also provides for certain additional restrictions on transfer of shares by the Company's executive officers and other employees ("management investors"), including the Company's right to repurchase certain shares upon termination of the management investor's employment prior to March 14, 2006, at a formula price, and the grant of a right of first refusal in the Company's favor in the event a management investor elects to transfer his shares of common stock.

REGISTRATION RIGHTS AGREEMENT

     In connection with their entry into the Stockholders Agreement, the Company, Court Square, World Equity Partners, L.P., DRI Group, the management investors and certain other stockholders entered into a Registration Rights Agreement dated March 14, 2001 (the "Registration Rights Agreement"). In accordance with the Registration Rights Agreement, upon the written request of Court Square the Company will prepare and file a registration statement with the SEC concerning the distribution of all or part of the shares held by that party and its best efforts to cause the registration statement to become effective. If at any time the Company files a registration statement for common stock pursuant to a request by Court Square or otherwise, it will allow the other parties to the Registration Rights Agreement to have their shares of common stock (or a portion of their shares under certain circumstances) included in the registered offering of the Company's common stock. The Company is not bound by this requirement if it is filing a registration statement on Form S-8, Form S-4 or any similar form, a registration statement filed in connection with a share exchange or an offering solely to our employees or existing stockholders, or a registration statement registering a unit offering. The Company will pay the registration expenses of the selling stockholders (other than underwriting commissions, brokerage fees and transfer taxes applicable to the shares sold by the stockholders or the fees and expenses of any accountants or other representatives retained by selling stockholder).

DIVIDENDS

     Payment of dividends is dependent upon certain factors, including the Company's earnings, financial condition and capital requirements and the terms of the Company's financing agreements. The ability of the Company to make dividend payments is also restricted by the terms of certain of its debt instruments.

9.   INCOME TAXES

     The following is a summary of the components of the provision for income taxes (benefit):

                                                        Five
                                         Year Ended  Months Ended     Year Ended July 31
                                        December 31   December 31  -------------------------
                                           2001          2000           2000          1999
                                        ----------------------------------------------------
Current:
   Federal                              $       -    $      62      $     669      $     257
   State and local                          1,727          597          1,323          1,478
   Foreign                                  3,480        3,289          7,157          5,214
                                        ----------------------------------------------------
                                            5,207        3,948          9,149          6,949
Deferred:
   Federal                                (19,963)       4,180          1,280          7,146
   State and local                         (3,258)          54          3,350          1,703
   Foreign                                  1,075       (2,088)        (2,319)           656
                                        ----------------------------------------------------
                                          (22,146)       2,146          2,311          9,505
                                        ----------------------------------------------------
                                        $ (16,939)   $   6,094      $  11,460      $  16,454
                                        ====================================================

     Income (loss) before income taxes (benefit), minority interest in income of subsidiaries, income (loss) from unconsolidated joint ventures and extraordinary items was taxed in the following jurisdictions:

                                                      Five
                                      Year Ended   Months Ended       Year Ended July 31
                                      December 31   December 31    ------------------------
                                         2001          2000           2000          1999
                                       ----------------------------------------------------
Domestic                               $(100,033)   $  11,659      $   8,031      $  25,101
Foreign                                   23,308        7,888         23,174         19,844
Eliminations                              (1,380)        (509)          (233)        (1,644)
                                       ----------------------------------------------------
                                       $ (78,105)   $  19,038      $  30,972      $  43,301
                                       ====================================================

     A reconciliation of income taxes at the United States federal statutory rate to the effective income tax rate follows:

                                                        Five
                                        Year Ended   Months Ended     Year Ended July 31
                                        December 31   December 31  ------------------------
                                           2001          2000           2000          1999
                                        ---------------------------------------------------
Federal statutory income tax rate          35.0%        35.0%          35.0%          35.0%
State and local income taxes--
 net of federal tax benefit                 1.3          2.2            7.9            4.8
Foreign operations                         12.1        (6.8)         (10.6)          (2.3)
Goodwill                                   (1.3)         2.2            2.4             .7
Provision for or release of
 valuation allowance for net
 deferred tax assets                      (21.6)          --             --            2.7
Other items                                (3.8)        (0.6)           2.3           (2.9)
                                        ---------------------------------------------------
Effective income tax rate                  21.7%        32.0%          37.0%          38.0%
                                        ===================================================

     State and local income taxes include provisions for Indiana and Michigan which do not provide proportional benefit in loss years.

     The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                                              December 31
                                                       ----------------------     July 31
                                                          2001         2000         2000
                                                       ------------------------------------
Deferred tax assets:
   Restructuring charges                               $  21,969    $   5,358     $  11,079
   Employee benefits                                      13,709       10,514        10,096
   Inventories                                             5,049        4,326         4,609
   Warranty                                                3,579        2,418         2,625
   Non-compete agreements                                    824          824           824
   Alternative minimum tax credits                         3,937        3,937         3,825
   Foreign deferred assets                                 5,022        4,338         2,321
   Net operating loss carryforwards                       39,594       15,025        12,414
   Other                                                   6,104        3,901         4,335
                                                       ------------------------------------
Total deferred tax assets                                 99,787       50,641        52,128
   Valuation allowance                                   (25,745)      (7,779)       (7,779)
                                                       ------------------------------------
Deferred tax assets net of valuation allowance            74,042       42,862        44,349
Deferred tax liabilities:
   Depreciation                                          (19,462)     (21,280)      (20,674)
   Foreign deferred liabilities                           (1,586)          --            --
   Research expenses                                      (6,985)      (7,274)       (6,894)
   Other                                                 (14,358)      (8,562)       (8,663)
                                                       ------------------------------------
      Total deferred tax liabilities                     (42,391)     (37,116)      (36,231)
                                                       ------------------------------------
   Net deferred tax asset                              $  31,651    $   5,746     $   8,118
                                                       ====================================

     At December 31, 2001, the Company had unused Federal net operating loss carryforwards of approximately $63,800 that expire during 2018 through 2021. The Company also had unused alternative minimum tax credit carryforwards of $3,937 that may be carried forward indefinitely. While management is optimistic that all net deferred tax assets will be utilized, such realization is dependent upon future taxable earnings. The Company's carryforwards expire at specific future dates, and utilization of certain carryforwards is limited to specific amounts each year. Accordingly, the Company has recorded a valuation allowance against a portion of these net deferred tax assets. Income tax payments (refunds), including state taxes, for the year ended December 31, 2001, five month period ended December 31, 2000 and years ended July 31, 2000 and 1999 were $1,277, $743, $10,726 and $617, respectively.

     No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries ($73,850 at December 31, 2001) because it is expected that such earnings will be reinvested in these foreign operations indefinitely. It is not practical to estimate the amount of taxes that might be payable on the eventual remittances of such earnings.

10.  ACCUMULATED OTHER COMPREHENSIVE LOSS

     The Company's other comprehensive loss consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency instruments and interest rate swaps and minimum pension liability adjustments. The before tax income (loss), related income tax effect and accumulated balance are as follows:

                                             Foreign     Unrealized    Unrealized    Minimum     Accumulated
                                            Currency   Gains/(Losses)  Losses on     Pension        Other
                                           Translation   Currency    Interest Rate  Liability   Comprehensive
                                           Adjustment   Instruments      Swaps     Adjustments      Loss
                                           ---------------------------------------------------------------
Balance at July 31, 1998                   $  (4,074)   $     --      $     --     $     --      $  (4,074)
   Before tax loss                            (3,939)         --            --           --         (3,939)
   Income tax effect                          (1,497)         --            --           --         (1,497)
                                           ---------------------------------------------------------------
   Other comprehensive loss                   (2,442)         --            --           --         (2,442)
                                           ---------------------------------------------------------------
Balance at July 31, 1999                      (6,516)         --            --           --         (6,516)
   Before tax loss                            (6,859)         --            --           --         (6,859)
   Income tax effect                          (2,538)         --            --           --         (2,538)
                                           ---------------------------------------------------------------
   Other comprehensive loss                   (4,321)         --            --           --         (4,321)
                                           ---------------------------------------------------------------
Balance at July 31, 2000                     (10,837)         --            --           --        (10,837)
   Cumulative effect of accounting
    change for derivative instruments            --           241           --                         241
   Before tax loss                            (2,569)      (4,561)       (1,505)         --         (8,635)
   Income tax effect                            (822)        (691)         (482)         --         (1,995)
                                           ---------------------------------------------------------------
   Other comprehensive loss                   (1,747)      (3,870)       (1,023)         --         (6,640)
                                           ---------------------------------------------------------------
Balance at December 31, 2000                 (12,584)      (3,629)       (1,023)         --        (17,236)
   Before tax (loss) income                   (8,322)       4,320        (2,523)      (4,410)      (10,935)
   Income tax effect                          (2,698)         691        (1,049)      (1,675)       (4,731)
                                           ---------------------------------------------------------------
   Other comprehensive (loss) income          (5,624)       3,629        (1,474)      (2,735)       (6,204)
                                           ---------------------------------------------------------------
Balance at December 31, 2001               $ (18,208)   $     --      $  (2,497)   $  (2,735)    $ (23,440)
                                           ===============================================================

11.  TRANSACTIONS WITH GM

     The Company and GM have entered into several transactions and agreements related to their respective businesses. In addition to the transactions disclosed elsewhere in the accompanying consolidated financial statements and related notes, the Company entered into the following transactions with GM:

                                                        Five
                                        Year Ended  Months Ended     Year Ended July 31
                                        December 31  December 31   ------------------------
                                           2001         2000           2000        1999(a)
                                        ---------------------------------------------------
Sales                                   $ 258,105     $ 124,596    $  332,665    $  359,162
Material purchases and
 costs for services                        16,619         2,002         4,500        34,273

(a) Includes transactions with Delphi Automotive Systems Corporation which was divested by GM in fiscal 1999.

     In addition, the Company had the following balances with GM:

                                               December 31
                                        -------------------------   July 31
                                           2001          2000         2000
                                        -------------------------------------
Trade accounts receivable               $  24,411     $  36,406    $   32,722
Other receivables                             207         5,704         4,768

12.  LEASE COMMITMENTS

     The Company occupies space and uses certain equipment under lease arrangements. Rent expense was $9,879, $4,064, $9,091 and $7,793 for the year ended December 31, 2001, five month period ended December 31, 2000 and years ended July 31, 2000 and 1999, respectively. Rental commitments at December 31, 2001 for long-term non-cancelable operating leases were as follows:

Year ending 2002                                                   $    7,209
Year ending 2003                                                        5,737
Year ending 2004                                                        5,038
Year ending 2005                                                        4,266
Year ending 2006                                                        3,442
Thereafter                                                              7,612
                                                                   ----------
                                                                   $   33,304
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

     Two subsidiaries of the Company have identified certain possible violations of Environmental Law regarding air emissions. The subsidiaries have notified the EPA and/or the applicable state agencies under federal or state voluntary audit disclosure rules regarding these violations, and they have taken or are taking steps to correct the violations. One of the subsidiaries has been informed that the state environmental agency is contemplating a proceeding (by issuing a notice of violation), and given the nature of the other subsidiary's violations, a proceeding may be initiated at that facility as well. The Company is unable at this time to evaluate what penalties, if any, will be imposed.

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

                                                             Five
                                         Year Ended      Months Ended       Year Ended July 31
                                         December 31      December 31   -------------------------
                                            2001             2000            2000          1999
                                       ----------------------------------------------------------
Net sales to external customers:
   United States                       $   889,010        $ 381,077     $   937,451    $  845,945
   Europe                                   91,587           27,303          62,427        46,325
   Canada                                   33,971           14,350          43,811        47,270
   Asia Pacific                             13,690           10,934          33,854         3,386
   Latin America                            25,194            9,073          13,554        10,780
                                       ----------------------------------------------------------
      Total net sales                  $ 1,053,452        $ 442,737     $ 1,091,097    $  953,706
                                       ==========================================================

                                                December 31
                                       -----------------------------    July 31
                                            2001          2000           2000
                                       -----------------------------------------
Long-lived assets:
   United States                       $   308,585     $ 296,974     $   300,785
   Europe                                   37,985        27,148          27,015
   Canada                                   11,832        13,759          12,342
   Asia Pacific                             28,993        28,766          29,843
   Latin America                            26,674        24,500          21,475
                                       -----------------------------------------
      Total long-lived assets          $   414,069     $ 391,147     $   391,460
                                       =========================================

     Customers that accounted for a significant portion of consolidated net sales were as follows:

                                                       Five
                                      Year Ended   Months Ended       Year Ended July 31
                                      December 31   December 31   -------------------------
                                         2001          2000           2000          1999
                                    -------------------------------------------------------
General Motors Corporation:
   North American OE Operations     $   180,958     $  93,696     $   257,684    $  241,288
   Other                                 77,147        30,900          74,981       117,874
International Truck and
 Engine Corporation                     117,345        53,433         141,443       127,842

     Following is a summary of the composition by product category of the Company's sales to external customers. Third-party sales for core exchange services are included in the "Other" category.

                                                       Five
                                      Year Ended   Months Ended       Year Ended July 31
                                      December 31   December 31   -------------------------
                                         2001          2000          2000           1999
                                    -------------------------------------------------------
Electrical systems                  $   741,641      $337,308     $   859,204    $  793,727
Powertrain/drivetrain                   248,693        77,313         194,303       149,279
Other                                    63,118        28,116          37,590        10,700
                                    -------------------------------------------------------
Total                               $ 1,053,452      $442,737     $ 1,091,097    $  953,706
                                    =======================================================

15.  OTHER INFORMATION

SUPPLEMENTAL CASH FLOW INFORMATION


                                                        Five
                                        Year Ended  Months Ended      Year Ended July 31
                                        December 31  December 31   ------------------------
                                           2001         2000          2000          1999
                                    -------------------------------------------------------
Cash paid for interest              $      57,901     $  22,636    $   46,835    $   41,502
Cash paid for income taxes,
 net of refunds received                    1,277           743        10,726           617
Detail of acquisitions:
   Fair value of assets acquired    $       9,119     $    --      $   45,219    $   63,786
   Liabilities assumed                    (10,152)         --         (15,783)      (33,398)
   Goodwill recorded                       24,146          --          38,569        23,383
   Minority interest                        5,775          --            --          (5,450)
                                    -------------------------------------------------------
   Net cash paid for acquisitions          28,888          --          68,005        48,321
   Cash acquired                               82          --           1,669         4,571
                                    -------------------------------------------------------
   Total                            $      28,970     $    --      $   69,674    $   52,892
                                    =======================================================

RESEARCH AND DEVELOPMENT COSTS

     The Company spent approximately $15,500, $7,200, $16,300 and $13,500 in the year ended December 31, 2001, five month period ended December 31, 2000 and fiscal years ended July 31, 2000 and 1999, respectively, on research and development activities. All expenditures were Company funded.

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

     Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2001 and 2000 and July 31, 2000 and for the year ended December 31, 2001, five month period ended December 31, 2000 and the fiscal years ended July 31, 2000 and 1999.

     The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

     The following table sets forth the Guarantor and direct Non-Guarantor
Subsidiaries:

Guarantor Subsidiaries                          Non-Guarantor Subsidiaries
Delco Remy America, Inc.                        Delco Remy Hungary RT (formerly Autovill RT Ltd.)
Nabco, Inc.                                     Power Investments Canada Ltd.
The A&B Group, Inc.                             Remy UK Limited
A&B Enterprises, Inc.                           Delco Remy International (Europe) GmbH
Dalex, Inc.                                     Remy India Holdings, Inc.
A&B Cores, Inc.                                 Remy Korea Holdings, Inc.
R&L Tool Company, Inc.                          World Wide Automotive Distributors, Inc.
MCA, Inc. of Mississippi                        Kraftube, Inc.
Power Investments, Inc.                         Tractech (Ireland) Ltd.
Franklin Power Products, Inc.                   Central Precision Limited
International Fuel Systems, Inc.                Electro Diesel Rebuild BVBA
Power Investments Marine, Inc.                  Electro-Rebuild Tunisia S.A.R.L.
Marine Corporation of America                   Delco Remy Mexico, S. de R.L. de C.V.
Powrbilt Products, Inc.                         Publitech, Inc.
World Wide Automotive, Inc.                     Delco Remy Brazil, Ltda.
Ballantrae Corporation                          Western Reman Ltd.
Tractech, Inc.                                  Engine Rebuilders Ltd.
Williams Technologies, Inc.                     Reman Transport Ltd.
Western Reman, Inc.                             Delco Remy Remanufacturing
Engine Master, L.P.                             Delco Remy Germany GmbH
M & M Knopf Auto Parts, Inc.                    Remy Componentes S. de R.L. de C.V.
Reman Holdings, Inc.                            Delco Remy Belgium BVBA
Remy International, Inc.                        Magnum Power Products, LLC
Jax Reman, LLC                                  Elmot-DR, Sp.z.o.o
                                                XL Component Distribution Ltd.
                                                AutoMatic Transmission International A/S




           DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                 Condensed Consolidating Balance Sheet
                                                                            December 31, 2001
                                             ------------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                               Inc. (Parent    Subsidiary      Guarantor
                                              Company Only)    Guarantors     Subsidiaries   Eliminations    Consolidated
                                             ------------------------------------------------------------------------------
Assets:
Current assets:
   Cash and cash equivalents                   $      --      $        232    $    24,123     $      --        $    24,355
   Trade accounts receivable                          --           133,952         26,428            --            160,380
   Other receivables                                  --             2,871          7,445            --             10,316
   Inventories                                        --           247,953         57,489          (2,087)(c)      303,355
   Deferred income taxes                            17,184            --            3,991            --             21,175
   Other current assets                              4,759           3,572          5,424            --             13,755
                                             ------------------------------------------------------------------------------
Total current assets                                21,943         388,580        124,900          (2,087)         533,336

Property and equipment                                  57         205,640        101,377            --            307,074
Less accumulated depreciation                           25         100,921         23,060            --            124,006
                                             ------------------------------------------------------------------------------
Property and equipment, net                             32         104,719         78,317            --            183,068

Deferred financing costs                            11,431           1,209           --              --             12,640
Goodwill, net                                         --           160,328         26,203            --            186,531
Investment in affiliates                           526,038            --             --          (514,894)(a)       11,144
Deferred income taxes                               11,121              12           (657)           --             10,476
Other assets                                         2,531           3,263          4,416            --             10,210
                                             ------------------------------------------------------------------------------
Total assets                                   $   573,096    $    658,111    $   233,179     $  (516,981)     $   947,405
                                             ==============================================================================

Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable                            $     1,304    $     98,691    $    32,154     $      --        $   132,149
   Intercompany accounts                           (59,671)         53,781          6,491            (601)(c)         --
   Accrued interest payable                          9,927              --            173            --             10,100
   Accrued restructuring charges                      --            27,519          4,905            --             32,424
   Other liabilities and accrued expenses            7,568          32,881         16,566            --             57,015
   Current debt                                       --               804          5,967            --              6,771
                                             ------------------------------------------------------------------------------
Total current liabilities                          (40,872)        213,676         66,256            (601)         238,459

Long-term debt, less current portion               548,683          34,580         10,393            --            593,656
Post-retirement benefits other than pensions          --            25,812           --              --             25,812
Accrued pension benefits                              --             9,035          1,181            --             10,216
Accrued preferred dividends                         20,971            --             --              --             20,971
Other non-current liabilities                        1,842           4,089            724            --              6,655
Minority interest in subsidiaries                     --            12,696         17,411            --             30,107

Stockholders' equity:
   Common stock:
      Preferred stock-Series A                     223,728            --             --              --            223,728
      Class A Shares                                  --              --             --              --                 --
      Class B Shares                                     3            --             --              --                  3
      Class C Shares                                  --              --             --              --                 --
   Paid-in capital                                    --              --             --              --                 --
   Subsidiary investment                              --           291,416         93,099        (384,515)(a)           --
   Retained earnings (deficit)                    (178,762)         69,542         62,323        (131,865)(b)     (178,762)
   Accumulated other comprehensive loss             (2,497)         (2,735)       (18,208)           --            (23,440)
                                             ------------------------------------------------------------------------------
Total stockholders' equity                          42,472         358,223        137,214        (516,380)          21,529
                                             ------------------------------------------------------------------------------
Total liabilities and stockholders' equity     $   573,096    $    658,111    $   233,179     $  (516,981)     $   947,405
                                             ==============================================================================

_______________
(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.
(c) Elimination of intercompany profit in inventory.

                    DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                            Condensed Consolidating Statement of Operations
                                                                  For the Year Ended December 31, 2001
                                             ------------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                               Inc. (Parent     Subsidiary     Guarantor
                                              Company Only)     Guarantors   Subsidiaries    Eliminations     Consolidated
                                             ------------------------------------------------------------------------------
Net sales                                      $        --    $  1,061,654    $   425,063     $  (433,265)(a)  $ 1,053,452
Cost of goods sold                                      --         939,199        371,692        (433,265)(a)      877,626
Special charges - cost of goods sold                    --          16,086          5,500                           21,586
                                             ------------------------------------------------------------------------------
Gross profit                                            --         106,369         47,871            --            154,240
Selling, general and administrative expenses        14,502          63,753         27,543            --            105,798
Special charges - SG & A                                --          16,206          1,040                           17,246
Amortization of goodwill and intangibles                --           6,248            730            --              6,978
Restructuring charges                                   --          36,691          2,410            --             39,101
                                             ------------------------------------------------------------------------------
Operating (loss) income                            (14,502)        (16,529)        16,148            --            (14,883)
Interest expense                                   (42,822)        (17,024)        (1,031)           --            (60,877)
Non-recurring merger and tender offer
 expenses                                           (4,194)             --             --            --             (4,194)
Non-operating income (expense)                        (900)            192          2,557            --              1,849
                                             ------------------------------------------------------------------------------
Income (loss) before income tax (benefit),
 minority interest in income of
 subsidiaries, loss from unconsolidated
 joint ventures and
 equity in earnings of subsidiaries                (62,418)        (33,361)        17,674              --          (78,105)
Income taxes (benefit)                              (7,697)        (13,616)         4,374              --          (16,939)
Minority interest in income of subsidiaries             --          (4,072)        (5,182)             --           (9,254)
Loss from unconsolidated joint ventures                 --              --         (2,925)             --           (2,925)
Equity in earnings of subsidiaries                 (17,926)             --             --          17,926(b)           --
                                             ------------------------------------------------------------------------------
Income (loss) before extraordinary item            (72,647)        (23,817)         5,193          17,926          (73,345)
Extraordinary item:
 Gain on early extinguishment of debt (loss
 applicable income taxes of $428)                       --             698             --              --              698
                                             ------------------------------------------------------------------------------
Net income (loss)                                  (72,647)        (23,119)         5,193          17,926          (72,647)
Preferred dividends                                 20,971              --             --              --           20,971
                                             ------------------------------------------------------------------------------
Income (loss) available to common
 stockholders                                  $   (93,618)   $    (23,119)   $     5,193     $    17,926      $   (93,618)
                                             ==============================================================================

_______________
(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net loss from consolidated subsidiaries.

                    DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                            Condensed Consolidating Statement of Cash Flows
                                                                  For the Year Ended December 31, 2001
                                             ------------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent      Subsidiary      Guarantor
                                              Company Only)     Guarantors    Subsidiaries   Eliminations     Consolidated
                                             ------------------------------------------------------------------------------
Operating Activities:
Net income (loss)                              $   (72,647)   $    (23,119)   $     5,193     $    17,926 (a)  $   (72,647)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
Depreciation                                             5          19,942          8,229            --             28,176
Amortization                                          --             6,248            730            --              6,978
Minority interest in income of subsidiaries           --             4,072          5,182            --              9,254
Loss from unconsolidated joint ventures               --              --            2,925            --              2,925
Equity (loss) in earnings of subsidiaries           17,926            --             --           (17,926)(a)         --
Deferred income taxes                              (24,751)           --             (521)           --            (25,272)
Post-retirement benefits other than pensions          --             3,018           --              --              3,018
Accrued pension benefits                              --             5,284            508            --              5,792
Non-cash interest expense                            1,017             785           --              --              1,802
Changes in operating assets and liabilities,
 net of acquisitions and non-cash special charges:
  Accounts receivable                                 --            (8,804)         5,012            --             (3,792)
  Inventories                                         --            (2,382)        (2,479)           --             (4,861)
  Accounts payable                                     339         (11,036)       (17,297)           --            (27,994)
  Intercompany accounts                           (150,098)        135,247         14,851            --               --
  Other current assets and liabilities               8,745          (1,144)        (3,322)           --              4,279
  Restructuring charges                               --            36,691          2,410            --             39,101
  Cash payments for restructuring charges             --            (8,245)          --              --             (8,245)
  Non-cash special charges                            --            32,292          6,540            --             38,832
  Other non-current assets and liabilities,
    net                                            (16,187)         16,711           (454)           --                 70
                                             ------------------------------------------------------------------------------
Net cash provided by (used in)
 operating activities                             (235,651)        205,560         27,507            --             (2,584)

Investing Activities:
Acquisitions, net of cash acquired                 (17,116)         (8,856)        (2,916)           --            (28,888)
Purchases of property and equipment                    (37)        (10,808)        (9,555)           --            (20,400)
Investments in joint ventures                         --              --           (8,662)           --             (8,662)
                                             ------------------------------------------------------------------------------
Net cash used in investing activities              (17,153)        (19,664)       (21,133)           --            (57,950)

Financing Activities:
Proceeds from issuance of long-term debt           157,291            --             --              --            157,291
Retirement of long-term debt                          --           (17,790)          --              --            (17,790)
Net borrowing (repayment) under revolving
 line of credit and other                          106,392        (167,618)        (5,422)           --            (66,648)
Deferred financing costs                            (5,561)           --             --              --             (5,561)
Merger and tender offer costs                       (5,318)           --             --              --             (5,318)
Distributions to minority interests                   --              --             (762)           --               (762)
                                             ------------------------------------------------------------------------------
Net cash provided by (used in) financing
 activities                                        252,804        (185,408)        (6,184)           --             61,212
Effect of exchange rate changes on cash               --              --             (703)           --               (703)
                                             ------------------------------------------------------------------------------
Net increase (decrease) in
 cash and cash equivalents                            --               488           (513)           --                (25)
Cash and cash equivalents
 at beginning of year                                 --              (256)        24,636            --             24,380
                                             ------------------------------------------------------------------------------
Cash and cash equivalents at end of year       $      --      $        232    $    24,123     $      --        $    24,355
                                             ==============================================================================

_______________
(a) Elimination of equity in earnings of subsidiary.

                     DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                 Condensed Consolidating Balance Sheet
                                                                            December 31, 2000
                                             ------------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors     Subsidiaries   Eliminations     Consolidated
                                             ------------------------------------------------------------------------------
Assets:
Current assets:
   Cash and cash equivalents                   $      --      $       (256)   $    24,636     $      --        $    24,380
   Trade accounts receivable                          --           141,028         32,438            --            173,466
   Other receivables                                  --             9,886          6,319            --             16,205
   Inventories                                        --           243,410         52,465          (2,051)(c)      293,824
   Deferred income taxes                            14,256            --            2,283            --             16,539
   Other current assets                              2,667           2,694          3,548            --              8,909
                                             ------------------------------------------------------------------------------
Total current assets                                16,923         396,762        121,689          (2,051)         533,323

Property and equipment                                  40         217,644         87,899            --            305,583
Less accumulated depreciation                           40          90,536         15,167            --            105,743
                                             ------------------------------------------------------------------------------
Property and equipment, net                           --           127,108         72,732            --            199,840

Deferred financing costs                             6,806           1,888           --              --              8,694
Goodwill, net                                         --           146,163         23,075            --            169,238
Investment in affiliates                           515,616            --             --          (508,600)(a)        7,016
Other assets                                           770           3,087          2,502            --              6,359
                                             ------------------------------------------------------------------------------
Total assets                                   $   540,115    $    675,008    $   219,998     $  (510,651)     $   924,470
                                             ==============================================================================

Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable                            $       965    $    109,727    $    45,383     $      --        $   156,075
   Intercompany accounts                            90,427         (81,466)        (8,360)           (601)(c)         --
   Accrued interest payable                          6,719             919          1,495            --              9,133
   Accrued non-recurring charges                      --             6,798            894            --              7,692
   Other liabilities and accrued expenses            5,256          20,623          7,911            --             33,790
   Current debt                                       --             1,526          6,581            --              8,107
                                             ------------------------------------------------------------------------------
Total current liabilities                          103,367          58,127         53,904            (601)         214,797

Deferred income taxes                               12,209            --           (2,054)           --             10,155
Long-term debt, less current portion               285,000         219,266         15,018            --            519,284
Post-retirement benefits other than pensions          --            22,794           --              --             22,794
Accrued pension benefits                              --             3,751            673            --              4,424
Other non-current liabilities                        2,208             971            705            --              3,884
Minority interest in subsidiaries                     --            11,351         16,663            --             28,014

Stockholders' equity:
   Common stock:
      Class A Shares                                   182            --             --              --                182
      Class B Shares                                    63            --             --              --                 63
   Paid-in capital                                 104,176            --             --              --            104,176
   Subsidiary investment                              --           266,087         94,172        (360,259)(a)         --
   Retained earnings                                34,269          92,661         57,130        (149,791)(b)       34,269
   Accumulated other comprehensive loss             (1,023)           --          (16,213)           --            (17,236)
   Stock purchase plan                                (336)           --             --              --               (336)
                                             ------------------------------------------------------------------------------
Total stockholders' equity                         137,331         358,748        135,089        (510,050)         121,118
                                             ------------------------------------------------------------------------------
Total liabilities and stockholders' equity     $   540,115    $    675,008    $   219,998     $  (510,651)     $   924,470
                                             ==============================================================================

_______________
(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.
(c) Elimination of intercompany profit in inventory.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                              Condensed Consolidating Statement of Operations
                                                                For the Five Months Ended December 31, 2000
                                              -------------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                               Inc.(Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors      Subsidiaries    Eliminations      Consolidated
                                              -------------------------------------------------------------------------------
Net sales                                      $      --      $    456,628    $   170,952     $  (184,843)(a)    $   442,737
Cost of goods sold                                    --           392,758        147,600        (184,843)(a)        355,515
                                              -------------------------------------------------------------------------------
Gross profit                                          --            63,870         23,352            --               87,222
Selling, general and administrative expenses         5,275          23,472         15,399            --               44,146
Amortization of goodwill and intangibles                26           2,228            371            --                2,625
                                              -------------------------------------------------------------------------------
Operating (loss) income                             (5,301)         38,170          7,582            --               40,451
Interest expense                                   (13,753)         (7,661)          (376)           --              (21,790)
Non-recurring merger and tender offer expenses      (1,124)           --              --             --               (1,124)
Non-operating income                                  --               602            899            --                1,501
                                              -------------------------------------------------------------------------------
(Loss) income before income tax (benefit),
 minority interest in income of subsidiaries,
 loss from unconsolidated joint ventures and
 equity in earnings of subsidiaries                (20,178)         31,111          8,105            --               19,038
Income taxes (benefit)                              (7,331)         12,276          1,149            --                6,094
Minority interest in income of subsidiaries           --            (1,589)        (1,189)           --               (2,778)
Loss from unconsolidated joint ventures               --              --             (467)           --                 (467)
Equity in earnings of subsidiaries                  22,546            --              --          (22,546)(b)           --
                                              -------------------------------------------------------------------------------
Net income (loss)                              $     9,699    $     17,246    $     5,300     $   (22,546)       $     9,699
                                              ================================================================================

_______________
(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income from consolidated subsidiaries.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                             Condensed Consolidating Statement of Cash Flows
                                                               For the Five Months Ended December 31, 2000
                                              -------------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors      Subsidiaries   Eliminations       Consolidated
                                              -------------------------------------------------------------------------------
Operating Activities:
Net income (loss)                              $     9,699    $     17,246    $     5,300     $   (22,546)(a)    $     9,699
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
Depreciation                                          --             7,255          3,723            --               10,978
Amortization                                            26           2,228            371            --                2,625
Minority interest in income of subsidiaries           --             1,589          1,189            --                2,778
Loss from unconsolidated joint ventures               --              --              467            --                  467
Equity (loss) in earnings of subsidiaries          (22,546)           --             --             22,546(a)           --
Deferred income taxes                                1,188           --              492            --                1,680
Post-retirement benefits other than pensions          --             1,155           --              --                1,155
Accrued pension benefits                              --             3,089             49            --                3,138
Non-cash interest expense                              455             285           --              --                  740
Changes in operating assets and liabilities,
 net of acquisitions:
  Accounts receivable                                 --              (758)        (3,145)           --               (3,903)
  Inventories                                         --           (22,513)        (3,158)           --              (25,671)
  Accounts payable                                    (291)          4,032         10,390            --               14,131
  Intercompany accounts                             16,998         (25,808)         8,810            --                --
  Other current assets and liabilities              (3,508)         (2,467)        (3,325)           --               (9,300)
  Cash payments for restructuring charges             --           (14,103)        (2,736)           --              (16,839)
  Other non-current assets and liabilities, net     (2,021)            362         (3,523)           --               (5,182)
                                              -------------------------------------------------------------------------------
Net cash provided by (used in)
 operating activities                                 --           (28,408)        14,904            --              (13,504)

Investing Activities:
Purchases of property and equipment                   --            (4,752)        (7,072)           --              (11,824)
Investments in joint ventures                         --            (1,892)          --              --               (1,892)
                                              -------------------------------------------------------------------------------
Net cash used in investing activities                 --            (6,644)        (7,072)           --              (13,716)

Financing Activities:
Net borrowing under revolving line
 of credit and other                                  --            34,130          1,175            --               35,305
Distributions to minority interests                   --             --              (322)           --                 (322)
                                              -------------------------------------------------------------------------------
Net cash provided by financing activities             --            34,130            853            --               34,983
Effect of exchange rate changes on cash               --             --            (1,205)           --               (1,205)
                                              -------------------------------------------------------------------------------
Net increase (decrease) in
 cash and cash equivalents                            --              (922)         7,480            --                6,558
Cash and cash equivalents
 at beginning of year                                 --               666         17,156            --               17,822
                                              -------------------------------------------------------------------------------
Cash and cash equivalents at end of year       $      --      $       (256)   $    24,636     $      --          $    24,380
                                              ===============================================================================

_______________
(a) Elimination of equity in earnings of subsidiary.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                    Condensed Consolidating Balance Sheet
                                                                              July 31, 2000
                                              -------------------------------------------------------------------------------
                                               Delco Remy
                                              International                         Non-
                                               Inc. Parent     Subsidiary        Guarantor
                                              Company Only)    Guarantors       Subsidiaries   Eliminations      Consolidated
                                              -------------------------------------------------------------------------------
Assets:
Current assets:
   Cash and cash equivalents                   $     --       $        666    $    17,156     $     --           $    17,822
   Trade accounts receivable                         --            140,270         29,293           --               169,563
   Other receivables                                 --              7,982          7,251           --                15,233
   Inventories                                       --            220,944         49,258          (2,049)(c)        268,153
   Deferred income taxes                            15,370           --             2,775           --                18,145
   Other current assets                              1,613           2,643          4,608           --                 8,864
                                              -------------------------------------------------------------------------------
Total current assets                                16,983         372,505        110,341          (2,049)           497,780

Property and equipment                                  40         212,528         85,006           --               297,574
Less accumulated depreciation                           40          81,865         13,758           --                95,663
                                              -------------------------------------------------------------------------------

Property and equipment, net                          --            130,663         71,248           --               201,911

Deferred financing costs                             7,261           2,171          --              --                 9,432
Goodwill, net                                         (185)        148,045         23,172           --               171,032
Investment in affiliates                           488,843           --             --           (483,510)(a)          5,333
Other assets                                           671             612          2,469           --                 3,752
                                              -------------------------------------------------------------------------------
Total assets                                   $   513,573    $    653,996    $   207,230     $  (485,559)       $   889,240
                                              ===============================================================================

Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable                            $     1,256    $    105,695    $    34,993     $       --         $   141,944
   Intercompany accounts                            73,912         (56,141)       (17,170)           (601)(c)          --
   Accrued interest payable                          9,001             132          1,725             --              10,858
   Accrued non-recurring charges                     --             21,148          3,630             --              24,778
   Other liabilities and accrued expenses            3,924          23,163         12,998             --              40,085
   Current debt                                      --              1,868          5,586             --               7,454
                                              -------------------------------------------------------------------------------
Total current liabilities                           88,093          95,865         41,762            (601)           225,119

Deferred income taxes                                9,574           --               453             --              10,027
Long-term debt, less current portion               285,000         184,283         14,987             --             484,270
Post-retirement benefits other than pensions         --             21,639          --                --              21,639
Accrued pension benefits                             --                662            624             --               1,286
Other non-current liabilities                        2,243             985            660              (2)             3,886
Minority interest in subsidiaries                    --              9,060         16,127             --              25,187

Stockholders' equity:
   Common stock:
      Class A Shares                                   182           --             --                --                 182
      Class B Shares                                    63           --             --                --                  63
   Paid-in capital                                 104,176           --             --                --             104,176
   Subsidiary investment                             --            266,087         91,624        (357,711)(a)          --
   Retained earnings                                24,570          75,415         51,830        (127,245)(b)         24,570
   Accumulated other comprehensive loss              --              --           (10,837)            --             (10,837)
   Stock purchase plan                                (328)          --             --                --                (328)
                                              -------------------------------------------------------------------------------
Total stockholders' equity                         128,663         341,502        132,617        (484,956)           117,826
                                              -------------------------------------------------------------------------------
Total liabilities and stockholders' equity     $   513,573    $    653,996    $   207,230     $  (485,559)       $   889,240
                                              ===============================================================================

_______________
(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.
(c) Elimination of intercompany profit in inventory.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                              Condensed Consolidating Statement of Operations
                                                                    For the Year Ended July 31, 2000
                                              -------------------------------------------------------------------------------
                                               Delco Remy
                                               International                       Non-
                                                Inc.(Parent     Subsidiary       Guarantor
                                               Company Only)    Guarantors      Subsidiaries    Eliminations      Consolidated
                                               ------------------------------------------------------------------------------
Net sales                                      $     --        $ 1,098,395    $   384,044     $  (391,342)(a)    $  1,091,097
Cost of goods sold                                   --            928,770        324,744        (391,342)(a)         862,172
                                               ------------------------------------------------------------------------------
Gross profit                                         --            169,625         59,300           --                228,925
Selling, general and administrative expenses        13,922          67,152         26,977           --                108,051
Amortization of goodwill and intangibles               108           5,064            871           --                  6,043
Non-recurring charge                                 --             30,133          5,089           --                 35,222
                                               ------------------------------------------------------------------------------
Operating (loss) income                            (14,030)         67,276         26,363           --                 79,609
Interest expense                                   (30,259)        (16,646)        (1,861)          --                (48,766)
Non-operating income                                 --              --               129           --                    129
                                               ------------------------------------------------------------------------------
(Loss) income before income tax (benefit),
 minority interest in income of subsidiaries,
 loss from unconsolidated joint ventures and
 equity in earnings of subsidiaries                (44,289)         50,630         24,631           --                 30,972
Income taxes (benefit)                             (13,966)         20,553          4,873           --                 11,460
Minority interest in income of subsidiaries          --             (3,244)        (3,498)          --                 (6,742)
Loss from unconsolidated joint ventures              --              --              (352)          --                   (352)
Equity in earnings of subsidiaries                  42,741           --             --            (42,741)(b)           --
                                               ------------------------------------------------------------------------------
Net income                                     $    12,418     $    26,833    $    15,908     $   (42,741)       $     12,418
                                               ==============================================================================

_______________
(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income from consolidated subsidiaries.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                              Condensed Consolidating Statement of Cash Flows
                                                                    For the Year Ended July 31, 2000
                                              -------------------------------------------------------------------------------
                                               Delco Remy
                                              International                        Non-
                                              Inc. (Parent     Subsidiary        Guarantor
                                              Company Only)    Guarantors       Subsidiaries   Eliminations      Consolidated
                                              -------------------------------------------------------------------------------
Operating Activities:
Net income                                     $    12,418    $     26,833    $    15,908     $   (42,741)(a)    $    12,418
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
Depreciation                                         --             19,044          7,082            --               26,126
Amortization                                           108           5,064            871            --                6,043
Minority interest in income of subsidiaries          --              3,244          3,498            --                6,742
Loss from unconsolidated
   joint ventures                                    --              --               352            --                  352
Equity (loss) in earnings of subsidiaries          (42,741)          --             --              42,741(a)          --
Deferred income taxes                                 (373)          5,458         (2,775)           --                2,310
Post-retirement benefits other than pensions         --                589          --               --                  589
Accrued pension benefits                             --             (2,057)           624            --               (1,433)
Non-cash interest expense                            1,092             671          --               --                1,763
Changes in operating assets and liabilities,
 net of acquisitions:
  Accounts receivable                                --             (2,046)           466            --               (1,580)
  Inventories                                        --            (15,245)        (2,967)           --              (18,212)
  Accounts payable                                     620          11,180          4,035            --               15,835
  Intercompany accounts                             75,521         (76,633)         1,112            --                --
  Other current assets and liabilities               3,904         (14,184)        (5,111)           --              (15,391)
  Restructuring charges                              --             30,133          5,089            --               35,222
  Cash payments for restructuring charges            --             (8,230)          (670)           --               (8,900)
  Other non-current assets and liabilities, net     18,619         (12,429)         2,823            --                9,013
                                                -------------------------------------------------------------------------------
Net cash provided by (used in) operating
 activities                                         69,168         (28,608)        30,337            --               70,897

Investing Activities:
Acquisitions, net of cash acquired                 (69,168)          --             1,163            --              (68,005)
Purchases of property and equipment                  --            (17,365)       (21,006)           --              (38,371)
Investments in joint ventures                        --             (1,179)         --               --               (1,179)
                                              -------------------------------------------------------------------------------
Net cash used in investing activities              (69,168)        (18,544)       (19,843)           --             (107,555)

Financing Activities:
Net borrowing (repayments) under revolving line of credit
 and other                                           --             48,060         (7,054)           --               41,006
Distributions to minority interests                  --              --            (1,200)           --               (1,200)
                                              -------------------------------------------------------------------------------
Net cash provided by (used in) financing
 activities                                          --             48,060         (8,254)           --               39,806
Effect of exchange rate changes on cash              --              --              (635)           --                 (635)
                                              -------------------------------------------------------------------------------
Net increase in cash and cash equivalents            --                908          1,605            --                2,513
Cash and cash equivalents
 at beginning of year                                --               (242)        15,551            --               15,309
                                              -------------------------------------------------------------------------------
Cash and cash equivalents at end of year       $     --       $        666    $    17,156     $      --          $    17,822
                                              ===============================================================================

_______________
(a) Elimination of equity in earnings of subsidiary.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                             Condensed Consolidating Statement of Operations
                                                                    For the Year Ended July 31, 1999
                                               ------------------------------------------------------------------------------
                                                Delco Remy
                                               International                       Non-
                                               Inc. (Parent     Subsidiary       Guarantor
                                               Company Only)    Guarantors     Subsidiaries     Eliminations     Consolidated
                                               ------------------------------------------------------------------------------

Net sales                                      $       --      $    953,652    $   266,447     $  (266,393)(a)   $    953,706
Cost of goods sold                                     --           811,669        223,982        (264,749)(a)        770,902
                                               ------------------------------------------------------------------------------
Gross profit                                           --           141,983         42,465          (1,644)(c)        182,804
Selling, general and administrative expenses         11,241          58,242         19,312            --               88,795
Amortization of goodwill and intangibles                  5           4,680            518            --                5,203
                                               ------------------------------------------------------------------------------
Operating (loss) income                             (11,246)         79,061         22,635          (1,644)            88,806
Interest expense                                    (27,693)        (16,390)        (1,422)           --              (45,505)
                                               ------------------------------------------------------------------------------
(Loss) income before income tax (benefit),
   minority interest in income of
   subsidiaries, income from
   unconsolidated joint ventures
   and equity in earnings of subsidiaries           (38,939)         62,671         21,213          (1,644)            43,301
Income taxes (benefit)                               (4,528)         15,584          5,997            (599)(c)         16,454
Minority interest in income of subsidiaries            --            (2,898)        (1,023)           --               (3,921)
Income from unconsolidated joint ventures              --              --            5,420            --                5,420
Equity in earnings of subsidiaries                   62,757            --             --           (62,757)(b)           --
                                               ------------------------------------------------------------------------------
Net income (loss)                              $     28,346    $     44,189    $    19,613     $   (63,802)      $     28,346
                                               ==============================================================================

__________________
(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income from consolidated subsidiaries.
(c) Elimination of intercompany profit in inventory.

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                              Condensed Consolidating Statement of Cash Flows
                                                                    For the Year Ended July 31, 1999
                                               ------------------------------------------------------------------------------
                                                Delco Remy
                                               International                       Non-
                                               Inc. (Parent     Subsidiary       Guarantor
                                               Company Only)    Guarantors     Subsidiaries     Eliminations     Consolidated
                                               ------------------------------------------------------------------------------

Operating Activities:
Net income                                     $     28,346    $     44,189    $    19,613     $   (63,802)(a)   $     28,346
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
Depreciation                                             20          15,010          3,328             --              18,358
Amortization                                              5           4,680            518             --               5,203
Minority interest in income of subsidiaries             --            2,898          1,023             --               3,921
Income from unconsolidated joint ventures               --              --          (5,420)            --              (5,420)
Equity (loss) in earnings of subsidiaries           (62,757)            --             --           62,757(a)            --
Deferred income taxes                                 6,428           3,555            --              --               9,983
Post-retirement benefits other than pensions            --            4,555            --              --               4,555
Accrued pension benefits                                --           (1,909)           --              --              (1,909)
Non-cash interest expense                               --            1,648            --              --               1,648
Changes in operating assets and liabilities,
   net of acquisitions:
  Accounts receivable                                   --           (2,634)         7,255             --               4,621
  Inventories                                           --          (13,500)        (5,849)          1,644(b)         (17,705)
  Accounts payable                                      506           6,479          6,649             --              13,634
  Intercompany accounts                              48,638         (38,324)        (9,715)           (599)(b)           --
  Other current assets and liabilities               (4,001)         (1,662)          (982)            --              (6,645)
  Cash payments for restructuring charges               --          (14,941)           --              --             (14,941)
  Other non-current assets and liabilities, net      27,877         (23,302)        (5,138)            --                (563)
                                                 ------------------------------------------------------------------------------
Net cash provided by (used in)
   operating activities                              45,062         (13,258)        11,282             --              43,086

Investing Activities:
Acquisitions, net of cash acquired                  (45,042)            --          (3,279)            --             (48,321)
Purchase of property and equipment                      (20)        (19,267)        (5,779)            --             (25,066)
                                               ------------------------------------------------------------------------------
Net cash used in investing activities               (45,062)        (19,267)        (9,058)            --             (73,387)

Financing Activities:
Net borrowing under revolving line of
   credit and other                                     --           32,158          5,890             --              38,048
                                               ------------------------------------------------------------------------------
Net cash provided by financing activities               --           32,158          5,890             --              38,048
Effect of exchange rate changes on cash                 --              --            (551)            --                (551)
                                               ------------------------------------------------------------------------------
Net increase (decrease) in cash and
   cash equivalents                                     --             (367)         7,563             --               7,196
Cash and cash equivalents at
   beginning of year                                    --              125          7,988             --               8,113
                                               ------------------------------------------------------------------------------
Cash and cash equivalents at end of year       $        --     $       (242)   $    15,551     $       --        $     15,309
                                               ==============================================================================

___________________
(a) Elimination of equity in earnings of subsidiary.
(b) Elimination of intercompany profit in inventory.

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarter Ended:                                       3/31/01      6/30/01       9/30/01       12/31/01      Total Year
                                                   --------------------------------------------------------------------
As Restated:
Net sales                                           $259,900       268,918       270,304        254,330       1,053,452
Gross profit                                          41,000        49,805        44,995         18,440         154,240
Net income (loss)                                     (5,830)        3,942        (3,014)       (67,745)        (72,647)

As Initially Reported:

Net sales                                           $261,663      $271,316      $271,090
Gross profit                                          48,287        54,961        47,694
Net income (loss)                                     (1,888)        5,818        (1,713)

The Company restated net sales and earnings in the first three quarter of 2001 for the reclassification of certain currency hedging activities to net sales from non-operating expense, retiming of special charges-cost of goods sold relative to the unusual warranty claims and to correct the recording of certain intercompany transactions.

                                                   Two Months   Three Months   Five Months
                                                      Ended         Ended         Ended
Transition Period Ended:                             9/30/00      12/31/00      12/31/00
                                                   ---------------------------------------

Net sales                                           $183,333      $259,404      $442,737
Gross profit                                          32,872        54,350        87,222
Net income                                             1,325         8,374         9,699

Quarter Ended:                                      10/31/99       1/31/00       4/30/00        7/31/00      Total Year
                                                   --------------------------------------------------------------------

Net sales                                           $277,189      $260,012      $274,928       $278,968      $1,091,097
Gross profit                                          56,471        52,801        60,669         58,984         228,925
Net income (loss)                                      7,974         6,907        10,199        (12,662)         12,418

ITEM 9     DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE

There were no disagreements with the independent accountants.

                                    PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Harold K. Sperlich, Chairman of the Board of Directors. Mr. Sperlich has been Chairman of the Board of Directors since the Company's inception in 1994. Since retiring from Chrysler Corporation in 1988, having served as its President, Mr. Sperlich has served as a consultant to the automotive industry. Before joining Chrysler in 1977, Mr. Sperlich held several senior administrative and operating posts with Ford Motor Company. Age: 72

     Thomas J. Snyder, President, Chief Executive Officer and Director.
Mr. Snyder was elected Chief Executive Officer effective January 1, 2000. He was elected President, Chief Operating Officer and Director when the Company was founded in 1994. From 1973 to 1994, he held a variety of managerial and executive positions with the Delco Remy Division of GM. He is a member of the Board of the Indiana Chamber of Commerce and of Saint John's Health Systems. He is a member of the Board of Visitors of Hudson Institute and of Indiana University's Kelley School of Business in Indianapolis. Age: 57

     E.H. Billig, Vice Chairman of the Board of Directors. Mr. Billig has been Vice Chairman of the Board of Directors since the Company's inception in 1994. Mr. Billig has been Chairman of the Board of MSX International, Inc. since 1997, where he was also Chief Executive Officer until January 2000. He was formerly President and Chief Operating Officer of MascoTech, Inc. He is also a director of Titan Wheel International, Inc. Age: 74

     Richard M. Cashin, Jr., Director. Mr. Cashin has been a director since the Company's inception in 1994. Mr. Cashin was President from 1994 to April 2000 and a Managing Director for more than five years of Citicorp Venture Capital Ltd, ("CVC"). From April 2000 to April 2001, he was a partner of Cashin Capital Partners, a private equity investment firm. Since April 2001, he has been the Chairman of One Equity Partners, the private equity arm of Bank One. In addition, Mr. Cashin serves as a director of Lifestyle Furnishings International Ltd., Fairchild Semiconductor Corporation, Freedom Forge, Hoover Group, Inc., Gerber Childrenswear Inc., JAC Holdings, GVC Holdings, Titan Wheel International, Inc., and Flender AG. Age: 48

     Alexander P. Coleman, Director. Mr. Coleman has been a director since 2001. Mr. Coleman is a Managing Investment Partner of Dresdner Kleinwort Benson Private Equity LLC, Dresdner Bank A.G.'s U.S. private equity arm, and a Managing Director of Dresdner Kleinwort Wasserstein. Mr. Coleman joined Dresdner Kleinwort Benson in January 1996. Mr. Coleman is a director of KMC Telecom, Gardenburger, Gateway HomeCare and Sharkrack. Age: 35

     Michael A. Delaney, Director. Mr. Delaney has been a director since the Company's inception in 1994. Mr. Delaney has been a Managing Director of CVC since 1995 and a Vice President for the past six years. Mr. Delaney is Vice President and Managing Director of Court Square. He is also director of GVC Holdings, JAC Holdings, SC Processing, Inc., MSX Internatinal, Inc., International Knife and Saw Inc., Great Lakes Dredge and Dock Corporation, Trianon Industries Inc., ChipPac Inc. and Strategic Industries Inc. Age: 47

     James R. Gerrity, Director. Mr. Gerrity has been a director since the Company's inception in 1994. From 1986 to 1993, Mr. Gerrity was President and a director of Dyneer Corporation. Mr. Gerrity currently is a director of Wescor Graphics, Inc., Ballantrae Corporation, Inc. and Flender AG. Age: 60

     Robert J. Schultz, Director. Mr. Schultz became a director in 1997. Mr. Schultz retired as Vice Chairman and a member of the Board of Directors of GM in 1993. Mr. Schultz joined GM in 1955 and served as General Manger of GM's Delco Electronics Division and Group Executive of Chevrolet-Pontiac-GM of Canada. Mr. Schultz is also a director of MCT Corporation and was Chairman of the Board of OEA, Inc. until its sale earlier last year. He is also a member of the Board of Trustees of California Institute of Technology. Age: 71

     Joseph M. Silvestri, Director. Mr. Silvestri has been a director since 2001. Mr. Silvestri has been a Vice President of CVC since 1990. Mr. Silvestri is also Vice President of Court Square. Moreover, Mr. Silvestri is also a director of Triumph Group, Euramax International, MacDermid, and ISG Resources.
Age: 40

    Susan E. Goldy, Esquire, Senior Vice President and General Counsel. Ms. Goldy has been Senior Vice President and General Counsel since February 2000. Prior to that, she had been Vice President and General Counsel since 1997. Before joining the Company, she was a partner in the law firm of Dechert.
Age: 48

     Roderick English, Senior Vice President, Human Resources and Communications. Mr. English has been Senior Vice President of Human Resources and Communications since November 1997. Prior to that Mr. English had been Senior Vice President of Human Resources and Communications at Delco Remy America since the Company's inception in 1994. Mr. English joined the Delco Remy Division of GM in 1976 and became Plant Manager of plant 17 in 1992. Prior to that, Mr. English served as Divisional Manager of Labor Relations since 1989.
Age: 50

     Richard L. Keister, President, Aftermarket. Mr. Keister has been President of Aftermarket since October 2001. Prior to that, Mr. Keister was President of the Electrical Aftermarket Division since 1997. Prior to 1997, he was President of World Wide Automotive, which was founded by Mr. Keister in 1976 and acquired by the Company in 1997. Age: 56

     David E. Stoll, Vice President, Treasurer and Secretary, and, since November 9, 2001, Acting Chief Financial Officer. Mr. Stoll was Vice President, Controller and Secretary since the Company's inception in 1994. During fiscal year 2000, he was elected to the position of Treasurer. Prior to joining the Company, he was Vice President of Finance of Dyneer Corporation since 1987 and, prior to that, served as corporate controller since 1973. Age: 59

     Allen R. Wilkie, Vice President and Operations Controller. Mr. Wilkie has been Vice President and Operations Controller since June 2000 and Operations Controller since March 1996. Prior to that, Mr. Wilkie served as Vice President, Controller of Ameron International, Inc. from March 1994 through March 1996.
Age: 51

     Richard L. Reinhart, Vice President and Controller. Mr. Reinhart joined Delco Remy in January 2001. Prior to that, Mr. Reinhart had been with Lear Corporation since November 1996, most recently as Financial Director of Lear's Ford European Group in Coventry, England. Prior to Lear, Mr. Reinhart had been with Allied Signal since 1978 in various management positions, most recently as Group Controller of the Filter and Spark Plug Group in Allied Signal's Automotive Sector. Age: 46

     Patrick C. Mobouck, Vice President-Managing Director, Europe. Mr. Mobouck has been Vice President-Managing Director, Europe since July 1997. He has also been Chairman of Autovill since August 1997. Before joining the Company, Mr. Mobouck was with Monroe Auto Equipment since 1987, most recently as Managing Director-Europe, Middle East and Africa. Age: 47

     Richard L. Stanley, President, Delco Remy America. Mr. Stanley has been President of Delco Remy America since November 1998. Prior to that, Mr. Stanley had been Senior Vice President, Automotive Systems since the Company's inception in 1994. Mr. Stanley joined the Delco Remy Division of GM in 1978, serving most recently as Director of Customer Programs since 1992 and as European Chief Engineer since 1988. Age 45

ITEM 11    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth, for the year ending December 31, 2001, the five-month transition period ending December 31, 2000 and the two years ending July 31, 2000 and 1999, the information regarding the cash compensation paid by the Company, as well as other compensation paid or accrued for that period, to each of the executive officers of the Company named below, in all capacities in which they served.

                           Summary Compensation Table

                                                                                           Long Term
                                                                                          Compensation /(1)/
                                                                                          ------------------
                                                                 Compensation               Securities
                                                          --------------------------        Underlying        All Other
Name and Principal Position                Year           Salary($)         Bonus($)        Options(#)     Compensation($)
--------------------------------------------------------------------------------------------------------------------------
                                                            (dollars in thousands)
Thomas J. Snyder                           2001             425.0            268.3               --             21.2/(3)/
 President and Chief                       2000/(2)/        158.3            244.7            52,100             5.5/(3)/
 Executive Officer                         2000             350.0            387.3             7,000            17.3/(3)/
                                           1999             295.0            292.4             7,000            13.8/(3)/

Richard L. Keister,                        2001             260.0            182.0               --             10.0/(4)/
 President, Aftermarket                    2000/(2)/        101.6             97.3               --              2.1/(4)/
                                           2000             230.3             99.5             3,500             8.6/(4)/
                                           1999             218.1            154.2             3,500             7.5/(4)/

Richard L. Stanley                         2001             291.5            110.5               --             10.2/(5)/
 President, Delco Remy                     2000/(2)/        117.3            143.4            17,550             1.2/(5)/
 America                                   2000             275.0            218.6             5,000            11.2/(5)/
                                           1999             220.0            135.6             5,000             7.0/(5)/

Roderick English,                          2001             262.5             99.6               --             10.4/(6)/
 Senior Vice President,                    2000/(2)/        105.0            106.6            12,500             1.7/(6)/
 Human Resources and                       2000             237.7            161.8             5,000             9.9/(6)/
 Communications                            1999             214.2            156.6             5,000             4.5/(6)/

Susan E. Goldy                             2001             257.5             97.6               --             21.7/(7)/
 Senior Vice President                     2000/(2)/        104.2            102.9            12,150             9.2/(7)/
 and General Counsel                       2000             245.0            162.8             3,500            22.5/(7)/
                                           1999             230.0            136.7             3,500            23.1/(7)/

    /(1)/ All options held by the executive officers and directors listed in this table were subsequently cancelled on March 14, 2001. See the Section below entitled "Stock Options" for more information.

    /(2)/  For the five-month transition period ending December 31, 2000.

    /(3)/ Includes the following: (i) $9,437, $7,778 and $5,875 in matching contributions under the Company's 401(k) Plan in fiscal years 2001, 2000 and 1999, respectively; and (ii) $11,785, $5,512, $9,542 and $7,947 in premiums paid under a life insurance policy in fiscal year 2001, the five-month transition period ending December 31, 2000 and fiscal years 2000 and 1999, respectively.

    /(4)/ Includes the following: (i) $4,658, $3,615 and $2,285 in matching contributions under the Company's 401(k) Plan in fiscal years 2001, 2000 and 1999, respectively; (ii) $1,995, $523, $1,203 and $1,019 in premiums paid under a life insurance policy in fiscal year 2001, the five-month period ending December 31, 2000 and fiscal years 2000 and 1999, respectively; and (iii) $3,517, $1,315, $3,157 and $3,517 in premiums paid under a disability insurance policy in fiscal year 2001, the five-month period ending December 31, 2000 and fiscal years 2000 and 1999, respectively.

    /(5)/ Includes the following: (i) $8,429 $9,216 and $5,826 in matching contributions under the Company's 401(k) Plan in fiscal years 2001, 2000 and 1999, respectively; and (ii) $1,777, $1,178, $1,958 and
           $1,138 in premiums paid under a life insurance policy in fiscal year 2001, the five-month transition period ending December 31, 2000 and fiscal years 2000 and 1999 respectively.

    /(6)/ Includes the following: (i) $7,027, $7,007 and $2,575 in matching contributions under the Company's 401(k) Plan in fiscal years 2001, 2000 and 1999, respectively; and (ii) $3,371, $1,654, $2,925 and
           $1,907 in premiums paid under a life insurance policy in fiscal year 2001, the five-month period ending December 31, 2000 and the fiscal years 2000 and 1999, respectively.

    /(7)/ Includes the following: (i) $3,419, $3,683 and $4,211 in matching contributions under the Company's 401(k) Plan in fiscal years 2001, 2000 and 1999, respectively; (ii) $2,000, $2,000, $2,000 and $2,000 in salaried medical retiree benefits in fiscal year 2001, the five-month transition period ending December 31, 2000 and fiscal years 2000 and 1999, respectively; (iii) $1,508, $1,294, $2,310 and
           $2,240 in premiums paid under a life insurance policy in fiscal year 2001, the five-month transition period ending December 31, 2000 and fiscal years 2000 and 1999 respectively; and (iv) $14,808, $5,939, $14,525 and $14,622 in living allowances in fiscal year 2001, the five-month transition period ending December 31, 2000 and fiscal years 2000 and 1999, respectively.

STOCK OPTIONS

     In conjunction with the going private transaction and the merger that followed, all previously existing stock options held by executive officers and directors of the Company were cancelled and both the Company's 1997 Stock-Based Incentive Compensation Plan and the Company's 1997 Non-Qualified Stock Option Plan for Non-Employee Directors were terminated. Furthermore, no options were exercised during the period from August 1, 2000 to the date of the merger. There are currently no options outstanding to purchase securities of the Company. See
Item 13, "Certain Relationships and Related Transactions", for a description of other agreements entered into between the Company and its executive officers and directors as a result of the going private transaction and the merger.

RETIREMENT PLANS

     Delco Remy America, Inc., a wholly owned subsidiary of the Company, established the Delco Remy America Salaried Retirement Plan (the "Retirement Plan") primarily to provide eligible salaried employees with a monthly pension benefit after retirement for life. As of December 31, 2001, the named executive officers of the Company have been credited with the following amounts of service under the Retirement Plan: Harold K. Sperlich - 7.4 years; Thomas J. Snyder -
39.4 years; Richard L. Stanley - 23.8 years, and Susan E. Goldy - 5 years.

CHANGE OF CONTROL AGREEMENTS

     The Company executed change of control agreements with the following executive officers: Mr. Snyder, Mr. Stanley, Ms. Goldy, Mr. English and Mr. Mobouck. These agreements entitle each of the eligible executive officers to receive payments and benefits upon the occurrence of a change of control of the Company followed by termination of the executive's employment within the two years immediately following the change of control under specified circumstances. In case of Mr. Snyder, the total payment will be equal to $2.7 million, and he will be entitled to receive continuation of medical, dental and life insurance benefits until his sixty-fifth birthday. Each eligible executive officer other than Mr. Snyder will receive a payment of $1.0 million (or if the termination occurs after the first two years following execution of the change of control agreements, his or her average compensation in the three full calendar years immediately preceding the termination of employment) and continuation of medical, dental and life insurance benefits for a period of one year after the termination of employment with the Company.

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

SPLIT-DOLLAR INSURANCE AGREEMENTS

     The Company entered into Collateral Assignment Split-Dollar Insurance Agreements, effective as of August 1, 2000, with certain key management employees. The employees own the life insurance policies. However, they have assigned the policies to the Company as security for the repayment of premiums paid by the Company. The Company's interest in the cash value of the policy is equal to the premium paid by the Company, and the employees have a remaining interest in the cash value. If an employee dies while the collateral assignment is in place, the Company has a right to receive a portion of the death benefit equal to the amount of the premiums previously paid by the Company, with any excess payable to designated beneficiaries of the employee. Under the agreements, the employee is provided with life insurance protection under a universal life insurance product (the "Policy"). The collateral assignment will terminate on the first to occur of the following events:

     . total cessation of the business of the Company;
     . bankruptcy, receivership or dissolution of the Company;
     . surrender or cancellation of the Policy by the employee;
     . employee entering into Competition (as defined by the agreements) with the Company or an affiliated Employer;
     . the delivery by the employee of a written notice terminating the agreement;
     . death of the employee;
     . termination of the employee's employment with the Company for Cause (as defined by the agreements); or
     . as of the date the employee turns 65 (a "Termination Event").

     Upon the occurrence of any of these events other than death of an employee, the employee has an option to tender an amount equal to the amount of the premiums paid by the Company under the agreements, and upon receipt of the repayment the Company will release the assignment of the Policy by the employee. Messrs. Snyder, English and Stanley and Ms. Goldy are parties to the agreements.

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

EMPLOYMENT AGREEMENT

     The Company entered into an employment agreement with Mr. Snyder which provides for his employment until July 2002. Mr. Snyder's agreement will automatically extend for successive additional 12-month periods after July 2002 until notice by either the Company or Mr. Snyder. Mr. Snyder receives an annual base salary of $425,000, subject to merit increases as determined by the Board of Directors, plus annual performance bonuses as determined by the Board of Directors. The agreement provides that Mr. Snyder may not engage in any business competitive with the Company while employed by the Company and for a period of one year thereafter.

DIRECTOR COMPENSATION

     Mr. Sperlich received $337,650 in directors fees during 2001 for services related to special projects (in connection with acquisitions and strategic alliances) undertaken by him at the direction of the Board of Directors in their capacity as Directors.

     During 2001, Mr. Billig, Mr. Cashin, Mr. Gerrity and Mr. Schultz each received an annual fee of $40,000, and Mr. Billig, Mr. Cashin and Mr. Schultz each received a fee of $1,200 for each Board of Directors meeting attended and $1,000 for each meeting of a committee of the Board of Directors attended.

     In addition to the fees discussed above, Mr. Gerrity received $163,334 during 2001 for services related to special projects (in connection with acquisitions and strategic alliances) undertaken by him at the direction of the Board of Directors in their capacity as Directors.

     In connection with the going private transaction and the merger that followed, the Company's Board of Directors formed a special committee (the "Special Committee") to evaluate the terms of the tender offer and merger. The members of the Special Committee were Mr. Sperlich and Mr. Schultz. In connection with Mr. Sperlich's and Mr. Schultz's service on the Special Committee, each of them received $1,000 per meeting of the Special Committee attended as compensation, such amount being the standard compensation the Company pays directors for attendance at meetings of the Board, plus reimbursement for all of their out of pocket expenses incurred in attending meetings of the Special Committee.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In connection with the going private transaction and the merger that followed, the Company adopted its Amended and Restated Certificate of Incorporation, which is attached hereto as Exhibit 3.1 and the terms of which are incorporated herein by reference. The Company recapitalized its capital stock into three classes of common stock, Class A, Class B and Class C, and one class of preferred stock.

     The Amended and Restated Certificate of Incorporation provides that the Company may issue 3,500,000 shares of preferred stock, all of which has been designated as 12% Series A Cumulative Compounding Preferred Stock. The preferred stock will be entitled to semi-annual dividends commencing September 15, 2001, which accrue at a rate of 12%. As of the date hereof, 2,237,257.23 shares of the Company's preferred stock were outstanding. The vote of a majority of the outstanding shares of the preferred stock is required to authorize or issue any other class or series of stock entitled to any preferences prior to the preferred stock or to amend the Amended and Restated Certificate of Incorporation if the amendment would adversely affect the rights and preferences of the holders of the preferred stock. Except as described in the immediately preceding sentence or as otherwise required by law, the preferred stock is not entitled to vote.

     The Amended and Restated Certificate of Incorporation provides that the Company may issue 12,001,000 shares of common stock, divided into three classes consisting of one thousand shares of Class A Common Stock, 6 million shares of Class B Common Stock, and 6 million shares of Class C Common Stock. As of the date hereof, 1,000 shares of Class A Common Stock, 2,497,337.49 shares of Class B common stock and 16,687 shares of Class C Common Stock were issued and outstanding.

     The following table sets forth as of March 14, 2002 the number and percentage of shares of each class of common stock and preferred stock beneficially owned by (i) each person or group that is known to the Company to be the beneficial owner of more than 5% of each class of common stock, (ii) each director and named executive officer of the Company and (iii) all directors and executive officers of the Company as a group.

                                                               Number and Percent of Shares
                               --------------------------------------------------------------------------------------------
                                    Preferred Stock       Class A Stock /(1)/    Class B Stock /(1)/    Class C Stock /(1)/
Name of Beneficial Owner          Number      Percent     Number   Percent     Number      Percent      Number     Percent
---------------------------------------------------------------------------------------------------------------------------
Citicorp Venture Capital
 Equity Partners, L.P.        1,650,910.36    73.79%          --     --    1,785,072.63    71.48%          --          --
 399 Park Avenue
 New York, New York
 10043

Berkshire Hathaway Inc.         460,404.96    20.58%          --     --      498,098.94    19.94%          --          --
 1440 Kiewit Plaza
 Omaha, Nebraska 68131

Court Square Capital Limited /(2)/     --        --         1,000   100%            --        --        16,687         100%
 399 Park Avenue
 New York, NY 10043

Harold K. Sperlich                     --        --           --     --             --        --           --          --

Thomas J. Snyder /(3)/            9,174.50      .41%          --     --       51,425.69     2.06%          --          --

Susan E. Goldy                    1,921.06      .09%          --     --       14,078.34      .56%          --          --

Roderick English                  2,618.14      .12%          --     --       14,833.25      .59%          --          --

Patrick C. Mobouck                  327.36      .01%          --     --       13,354.16      .53%          --          --

Richard Stanley                   5,728.72      .26%          --     --       19,697.73      .79%          --          --

E.H. Billig                            --        --           --     --             --        --           --          --

Richard M. Cashin, Jr.            8,614.61      .39%          --     --        9,319.90      .37%          --          --

Michael A. Delaney                     --        --           --     --             --        --           --          --

James R. Gerrity /(4)/            4,307.30      .19%          --     --        4,659.94      .19%          --          --

Robert J. Schultz                      --        --           --     --             --        --           --          --

Joseph M. Silvestri                    --        --           --     --             --        --           --          --

All directors and executive
 officers as a group (12 persons)31,400.26     1.40%          --     --      112,971.03     4.52%          --          --

___________________________________

    /(1)/ The original holders of the voting Class A Common Stock are entitled to a number of votes equal to 51% of the total number of votes entitled to be cast by the holders collectively owning all of the Class A Common Stock and the Class B Common Stock. The holders of Class B Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Except as required by law, the holders of Class C Common Stock have no voting rights. The Class A Common is convertible into an equal number of shares of Class B Common Stock, the Class B Common Stock is convertible into an equal number of shares of Class C Common Stock and the Class C Common Stock is convertible into an equal number of shares of Class B Common Stock.

    /(2)/ Court Square is a Delaware corporation principally engaged in the business of making leveraged acquisitions. Court Square is owned by Citicorp Banking Corporation, a Delaware corporation. Citicorp, a Delaware corporation, owns all of the outstanding capital stock of Citicorp Banking Corporation. Citigroup Holdings Company, a Delaware corporation, owns all of the outstanding common stock of Citicorp. Citigroup Inc., a Delaware corporation, or Citigroup, owns all the outstanding common stock of Citigroup Holdings Company.

    /(3)/ Includes 1,292.19 shares of preferred stock and 14,397.98 shares of Class B Common Stock held by Daisy Farm Limited Partnership of which Mr. Snyder is the general partner.

    /(4)/ Includes 4,194 shares of Class B Common Stock and 3,876.57 shares of preferred stock and 466 shares of Class B Common Stock and 430.73 shares of preferred stock held by The James R. Gerrity Living Trust and The Susan Gerrity Living Trust, respectively.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 7, 2001, the Company agreed to a going private transaction with Court Square, pursuant to which Court Square made a cash tender offer for all of the Company's common stock not owned by Court Square. Following completion of the tender offer on February 23, 2001, an affiliate of Court Square merged with the Company and the merger eliminated the remaining common stock not owned by Court Square. The aggregate consideration for the shares purchased in the tender offer and the merger was about $104.2 million. The Company did not incur any indebtedness in connection with the tender offer and merger. Following completion of the merger on March 14, 2001, the New York Stock Exchange delisted the Company's common stock, and the Company terminated the registration of its common stock under the Exchange Act.

     In connection with the going private transaction and the merger that followed, the Company amended its Certificate of Incorporation to recapitalize its capital stock into three classes of common stock, Class A, Class B and Class C, and one class of preferred stock.

     Also, the Company:

        . issued a new warrant to World Equity Partners, L.P., which has since been exercised and the shares obtained have been sold to Berkshire Hathaway Inc.;

        . executed change of control agreements with some of its then current executive officers;

        . amended some of its benefit plans; and

        . entered into Collateral Assignment Split-Dollar Insurance Agreements with some members of its key management.

     See Item 11, "Change of Control Agreements," "Amendments to Benefit Plans" and "Split-Dollar Insurance Agreements" for a description of these agreements.

     Also in connection with the going private transaction and the merger that followed and the merger, the Company executed the Securities Transfer, Recapitalization and Holders Agreement (the "Securities Holders Agreement") with DRI Acquisition Corporation, Court Square, DRI Group, World Equity Partners, L.P., Thomas J. Snyder, J. Timothy Gargaro, Joseph P. Felicelli, Richard L. and Sandra Stanley, Susan E. Goldy, Roderick English, Patrick C. Mobouck, Richard Keister, Daisy Farm Limited Partnership, the James R. Gerrity Living Trust dated March 6, 1990 and the Susan Gerrity Living Trust dated March 6, 1990. The Securities Holders Agreement is attached hereto as Exhibit 10.8 and the terms of the Securities Holders Agreement are incorporated herein by reference. In the descriptions of the Securities Holders Agreement, Preferred Stockholders Agreement and Registration Rights Agreement that follow, each of the parties, other than the Company, are sometimes referred to as the "Company's stockholders."

     According to the Securities Holders Agreement, so long as Court Square owns at least 5% of the common stock outstanding, Court Square has the right to designate observers to attend meetings of the Board of Directors of the Company. The Securities Holders Agreement contains provisions which, with certain exceptions, restrict the ability of the Company's stockholders to transfer any of the common stock or preferred stock. If holders of at least 50% of the Company's common stock approve the sale of the Company, each Company stockholder has agreed to consent to the sale and, if the sale includes the sale of stock, each Company stockholder has agreed to sell all of such stockholder's common stock on the terms and conditions approved by holders of a majority of the common stock then outstanding. Subject to some limitations, none of Court Square, World Equity Partners, L.P. or DRI Group may sell any of their shares of common stock without offering the other Company stockholders a pro rata opportunity to participate in such sale.

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

     The Company's stockholders also entered into a Preferred Stockholders Agreement (the "Preferred Stockholders Agreement") containing certain additional agreements among the Company's stockholders regarding the Company's preferred stock. Subject to some limitations, none of Court Square, World Equity Partners, L.P. or DRI Group may sell any of their shares of preferred stock without offering the Company's stockholders a pro rata opportunity to participate in such sale. If holders of at least 50% of the common stock approve the sale of the Company, each Company stockholder has agreed to consent to the sale and, if the sale includes the sale of stock, each Company stockholder has agreed to sell all of such Company stockholder's preferred stock on the terms and conditions approved by holders of a majority of the Company's common stock then outstanding. The Preferred Stockholders Agreement is attached hereto as
Exhibit 10.21 and the terms of the Preferred Stockholders Agreement are incorporated herein by reference.

     In connection with the foregoing, the Company and the Company's stockholders also entered into a Registration Rights Agreement. According to the Registration Rights Agreement, upon the written request of Court Square or World Equity Partners, L.P. the Company will prepare and file a registration statement with the Securities and Exchange Commission concerning the distribution of all or part of the shares held by such party and use its best efforts to cause such registration statement to become effective. If at any time the Company files a registration statement for common stock pursuant to a request by either Court Square or World Equity Partners' L.P. or otherwise, the Company will allow the other parties to the Registration Rights Agreement to have their shares of common stock (or a portion of their shares under certain circumstances) included in the registered offering of the common stock. The Company is not bound by this requirement if it is filing a registration statement on Form S-8, Form S-4 or any similar form, a registration statement filed in connection with a share exchange or an offering solely to the Company's employees or existing stockholders, or a registration statement registering a unit offering. The Company will pay the registration expenses of the selling stockholders (other than underwriting commissions, brokerage fees and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder). The Registration Rights Agreement is attached hereto as Exhibit 10.9 and the terms of the Registration Rights Agreement are incorporated herein by reference.

     In June 2001, Berkshire Hathaway Inc. ("Berkshire") purchased shares of preferred stock and Class C Common Stock of the Company from Court Square and shares of preferred stock and Class B Common Stock of the Company from World Equity Partners, L.P. In November 2001, Dresdner Kleinwort Capital Partners 2001 LP ("Dresdner") purchased shares of preferred stock and Class C Common Stock of the Company from Court Square. In connection with these transactions, the Securities Holders Agreement, the Preferred Stockholders Agreement and the Registration Rights Agreement were amended to make Berkshire and Dresdner parties to those agreements pursuant to the terms specified in such amendments. Also in connection with these transactions, Court Square agreed to vote its shares in favor of electing a designee of Dresdner to the Company's Board of Directors until December 1, 2002, provided that the designee resigns from the Board of Directors at such time. The amendments are attached hereto as Exhibits
10.27 through 10.32 and the terms thereof are incorporated herein by reference.

     In connection with the separation from GM in July 1994, Thomas J. Snyder, President, Chief Executive Officer and a director, received a loan from the Company to purchase old Class A Common Stock of the Company. The outstanding balance of the loan and accrued interest was about $89,000 and was fully repaid in March 2001.

     Court Square provided advisory services to the Company. Pursuant to the terms of the advisory agreement, Court Square was paid about $300,000 upon consummation of the offering of senor subordinated notes by the Company in April 2001.

     An investment fund administered by an affiliate of Court Square acquired an aggregate principal amount of $15 million of the senior subordinated notes in connection with the offering by the Company in April 2001.

                                    PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents have been filed as a part of this report or, where noted, incorporated by reference:

    1.       Financial Statements

             The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

    2.       Financial Statement Schedules

             Financial statement schedules have not been filed because they are not applicable or the required information is shown in the financial statements or the notes thereto.

    3.       Exhibits

             The following exhibits have been filed as part of this report in response to Item 14(c) of Form 10-K:

    (1)      2.1      Agreement and Plan of Merger dated as of February 7, 2001
                      by and among Court Square Capital Limited, DRI Acquisition
                      LLC and the Company

    (2)      2.2      Amendment No. 1 to Agreement and Plan of Merger

    (2)      3.1      Amended and Restated Certificate of Incorporation

    (2)      3.2      By-laws of the Company

    (6)      4.1      Indenture, dated as of August 1, 1996, among the Company,
                      certain of the Company's subsidiaries signatories thereto and National City Bank of Indiana, as trustee

    (7)      4.2      Indenture governing 8 5/8% Senior Notes Due 2007 among
                      the Company, the Subsidiary Guarantors and United States
                      Trust Company of New York, as trustee, dated
                      December 22, 1997

    (14)     4.3      Indenture governing 11% Senior Subordinated Notes Due
                      2009 among the Company, the Subsidiary Guarantors and First Union National Bank, as trustee, dated
                      April 26, 2001

    (6)*     10.1     Light Duty Starter Motor Supply Agreement, dated July 31,
                      1994, by and between Delco Remy America, Inc. ("DRA") and
                      General Motors Corporation ("GM")

    (6)      10.2     Heavy Duty Component Supply Agreement, dated
                      July 31, 1994, by and between DRA and GM

    (6)      10.3     Distribution and Supply Agreement, dated July 31, 1994,
                      by and between DRA and GM

    (3)      10.4     Trademark License, dated July 31, 1994, by and among DRA,
                      DR International, Inc. and GM

    (3)      10.5     Tradename License Agreement, dated July 31, 1994, by and
                      among DRA, DR International, Inc. and GM

    (3)      10.6     Partnership Agreement of Delco Remy Mexico
                      S. de R.L. de C.V., dated April 17, 1997

    (4)      10.7     Joint Venture Agreement, dated, by and between Remy
                      Korea Holdings, Inc. and S.C. Kim

    (2)      10.8     Securities Transfer, Recapitalization and Holders
                      Agreement dated March 14, 2001 by and among the Company, DRI Acquisition Corporation, Court Square Capital Limited,
                      World Equity Partners, L.P., DRI Group LLC and the
                      Continuing Investors named therein

    (2)      10.9     Registration Rights Agreement for Common Stock dated March
                      14, 2001 by and among the Company, Court Square Capital
                      Limited, World Equity Partners, L.P., DRI Group LLC and the Continuing Investors named therein

    (5)      10.10    Employment Agreement, dated July 31, 1994, by and
                      between Delco Remy International, Inc. and
                      Thomas J. Snyder

    (6)      10.11    Form of Fourth Amended and Restated Financing Agreement,
                      dated as of December 16, 1997, among the Company, certain of the Company's subsidiaries signatories thereto and Bank
                      One, Indianapolis, National Association and The CIT
                      Group/Business Credit, Inc.

    (4)      10.15    Lease by and between ANDRA L.L.C. and DRA, dated
                      February 9, 1995

    (4)      10.16    Lease by and between Eagle I L.L.C. and DRA, dated
                      August 11, 1995

    (8)      10.20    Starter Motor Pricing Agreement, dated March 17, 1999, by
                      and between DRA and GM.

    (2)      10.21    Preferred Stockholders Agreement dated March 14, 2001 by
                      and among Court Square Capital Limited, World Equity
                      Partners, L.P., DRI Group LLC and the Continuing
                      Investors named therein

    (2)      10.22    Stock Purchase Warrant dated March 14, 2001 issued by the
                      Company to World Equity Partners, L.P.

    (10)     10.23    Letter Agreement by and between the Company and
                      Thomas J. Snyder, dated as of February 6, 2001

    (11)     10.24    Form of Letter Agreement by and between the Company and
                      each of J. Timothy Gargaro, Joseph P. Felicelli, Richard
                      L. Stanley, Susan E. Goldy, Roderick English and Patrick
                      Mobouck, each dated as of February 6, 2001

    (12)     10.25    Amendment Number Two to the Delco Remy International, Inc.
                      Supplemental Executive Retirement Plan, dated as of
                      February 6, 2001

    (13)     10.26    Form of Amendment Number Two to the Collateral Assignment
                      Split- Dollar Insurance Agreement by and between the Company and each of Thomas J. Snyder, J. Timothy Gargaro,
                      Joseph P. Felicelli, Richard L. Stanley, Susan E. Goldy and Roderick English

    (15)     10.27    Amendment No. 1 to the Securities Transfer,
                      Recapitalization and Holders Agreement, dated June 27,
                      2001, by and among the Company, Court Square Capital
                      Limited, DRI Group LLC, the Individual Investors named therein and Berkshire Hathaway Inc.

    (15)     10.28    Amendment No. 1 to the Registration Rights Agreement,
                      dated June 27, 2001, by and among the Company, Court
                      Square Capital Limited, DRI Group LLC, the Individual
                      Investors named therein and Berkshire Hathaway Inc.

    (15)     10.29    Amendment No. 1 to the Preferred Stockholders Agreement,
                      dated June 27, 2001, by and among the Company, Court
                      Square Capital Limited, DRI Group LLC, the Individual
                      Investors named therein and Berkshire Hathaway Inc.

             10.30 Amendment No. 2 to the Securities Transfer, Recapitalization and Holders Agreement, dated November 29, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein, Berkshire Hathaway Inc. and Dresdner Kleinwort Capital Partners 2001 LP

             10.31 Amendment No. 2 to the Registration Rights Agreement, dated November 29, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein, Berkshire Hathaway Inc. and Dresdner Kleinwort Capital Partners 2001 LP

             10.32 Amendment No. 2 to the Preferred Stockholders Agreement, dated November 29, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein, Berkshire Hathawway Inc. and Dresdner Kleinwort Capital Partners 2001 LP

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

    (2) Incorporated by reference to the Exhibit of the same number to the Company's Form 10-K for the transition period from August 1, 2000 to December 31, 2000 filed by the Company on March 30, 2001

    (3) Incorporated by reference to the Exhibit of the same number to the Registration Statement on Form S-1 previously filed by the Company on October 10, 1997, registering the issuance of the Company's Class A Common Stock, par value $.01 per share (the "Equity Registration Statement")

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

    (8) Incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended July 13, 1999

    (9) Incorporated by reference to Exhibit (a)(1)(I) to Amendment No. 3 to Transition Statement filed on Schedule 13E-3 on February 9, 2001

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

    (14) Incorporated by reference to the Exhibit of the same number to the Registration Statement on Form S-4 previously filed by the Company on July 20, 2001

    (15) Incorporated by reference to the Exhibit of the same number to Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company on July 31, 2001

(a) Reports on Form 8-K:

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

                                           DELCO REMY INTERNATIONAL, INC.

                                          By: /S/ Thomas J. Snyder
                                              --------------------------------
                                              Thomas J. Snyder President,
                                              Chief Executive Officer and
                                              Director

                                              Date: March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:                                       By: /S/ Thomas J. Snyder
    --------------------------------          --------------------------------
    Harold K. Sperlich                        Thomas J. Snyder
    Chairman of the Board                     President, Chief Executive Officer
                                              and Director
                                              (Principal Executive Officer)

By: /S/ David E. Stoll                    By: /S/ Richard L. Reinhart
    --------------------------------          --------------------------------
    David E. Stoll                            Richard L. Reinhart
    Vice President                            Vice President and Controller
    and Chief Financial Officer               (Principal Accounting Officer)
    (Principal Financial Officer)

By: /S/ E.H. Billig
    --------------------------------
    E.H. Billig
    Vice Chairman of the
    Board of Directors                          Date: March 29, 2002

By: /S/ Richard M. Cashin, Jr.
    --------------------------------
    Richard M. Cashin, Jr.
    Director

By: /S/ Alexander P. Coleman
    --------------------------------
    Alexander P. Coleman
    Director

By: /S/ Michael A. Delaney
    --------------------------------
    Michael A. Delaney
    Director

By: /S/ James R. Gerrity
    --------------------------------
    James R. Gerrity
    Director

By: /S/ Robert J. Schultz
    --------------------------------
    Robert J. Schultz
    Director

By: /S/ Joseph M. Silvestri
    --------------------------------
    Joseph M. Silvestri
    Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE EXCHANGE ACT.

     (a) (1) No annual report is provided to the noteholders other than copies of Registrant's Annual Report on Form 10-K.

     (a) (2) No proxy statement, form of proxy or other proxy soliciting material has been sent to more than 10 of the Registrant's security holders with respect to any annual or other meeting of Registrant's security holders.