Form 10-Q
period 2002-03-31
DELCO REMY INTERNATIONAL INC
filed 2002-05-15
CIK 1046859

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

          For the transition period from ____________ to _____________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                Yes X                        No _
                    -

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                      Outstanding
                                                   as of May 8, 2002
                                           -----------------------------------

       Common Stock - Class A                               1,000
       Common Stock - Class B                        2,497,337.49
       Common Stock - Class C                              16,687

================================================================================

                 Delco Remy International, Inc. and Subsidiaries

                                      INDEX

PART I   FINANCIAL INFORMATION                                              Page

         Item 1   Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets ..................    3

                  Condensed Consolidated Statements of Operations ........    4

                  Condensed Consolidated Statements of Cash Flows ........    5

                  Notes to Condensed Consolidated Financial Statements ...    6

         Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................   16

PART II  OTHER INFORMATION

         Item 6   Exhibits and Reports on Form 8-K. ......................   18

SIGNATURES ...............................................................   19

PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

                 Delco Remy International, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                    March 31,         December 31,
                                                                      2002                2001
                                                                 ---------------     --------------
                                                                   (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                    $        12,911     $       24,355
    Trade accounts receivable, net                                       177,425            160,380
    Other receivables                                                     14,759             10,316
    Inventories                                                          305,175            303,355
    Deferred income taxes                                                 19,116             21,175
    Other current assets                                                  13,798             13,755
                                                                 ---------------     --------------

Total current assets                                                     543,184            533,336

Property and equipment                                                   309,027            307,074
Less accumulated depreciation                                            131,049            124,006
                                                                 ---------------     --------------

    Property and equipment, net                                          177,978            183,068

Deferred financing costs                                                  13,460             12,640
Goodwill                                                                 190,948            186,531
Investments in joint ventures                                             11,792             11,144
Deferred income taxes                                                     10,889             10,476
Other assets                                                              11,305             10,210
                                                                 ---------------     --------------

    Total assets                                                 $       959,556     $      947,405
                                                                 ===============     ==============

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                             $       146,788     $      132,149
    Accrued interest                                                      14,399             10,100
    Accrued restructuring charges                                         24,422             32,424
    Other liabilities and accrued expenses                                58,805             57,015
    Current debt                                                         130,562              6,771
                                                                 ---------------     --------------

Total current liabilities                                                374,976            238,459

Long-term debt, less current portion                                     475,286            593,656
Post-retirement benefits other than pensions                              22,009             25,812
Accrued pension benefits                                                  10,996             10,216
Accrued preferred dividends                                               27,730             20,971
Other non-current liabilities                                              6,330              6,655
Commitments and contingencies
Minority interest in subsidiaries                                         28,550             30,107

Stockholders' equity:
    Preferred stock - Series A                                           223,728            223,728
    Common stock:
       Class A shares                                                          -                  -
       Class B shares                                                          3                  3
       Class C shares                                                          -                  -
    Retained deficit                                                    (184,619)          (178,762)
    Accumulated other comprehensive loss                                 (25,433)           (23,440)
                                                                 ---------------     --------------

Total stockholders' equity                                                13,679             21,529
                                                                 ---------------     --------------

    Total liabilities and stockholders' equity                   $       959,556     $      947,405
                                                                 ===============     ==============

            See Notes to Condensed Consolidated Financial Statements

                 Delco Remy International, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                 (in thousands)

                                                                Three Month Period
                                                                  Ended March 31
                                                       -------------------------------------
                                                             2002                 2001
                                                       ----------------     ----------------
Net sales                                              $        263,804     $        259,900
Cost of goods sold                                              216,632              216,802
Special charges - cost of goods sold                                  -                2,098
                                                       ----------------     ----------------
Gross profit                                                     47,172               41,000

Selling, general and administrative expenses                     25,378               28,130
Amortization of goodwill and intangibles                             33                1,560
                                                       ----------------     ----------------
Operating income                                                 21,761               11,310

Interest expense                                                (16,552)             (13,294)
Non-recurring merger and tender offer expenses                        -               (3,676)
Other non-operating income (expense)                                 (2)                 352
                                                       ----------------     ----------------

Income (loss) before income taxes,
  minority interest in income of subsidiaries and
  loss from unconsolidated joint ventures                         5,207               (5,308)

Income tax expense (benefit)                                      1,302               (1,691)
Minority interest in income of subsidiaries                      (1,803)              (1,822)
Loss from unconsolidated joint ventures                          (1,200)                (391)
                                                       ----------------     ----------------

Net income (loss)                                                   902               (5,830)

Preferred dividends                                               6,759                    -
                                                       ----------------     ----------------

Loss attributable to common stockholders               $         (5,857)    $         (5,830)
                                                       ================     ================

            See Notes to Condensed Consolidated Financial Statements

                 Delco Remy International, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                             Three Month Period
                                                                                               Ended March 31
                                                                                  -----------------------------------------
                                                                                         2002                   2001
                                                                                  ------------------     ------------------
Operating activities:
Net income (loss)                                                                 $        902           $    (5,830)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
     Depreciation                                                                        7,263                 7,003
     Amortization                                                                           33                 1,560
     Minority interest in income of subsidiaries                                         1,803                 1,822
     Loss from unconsolidated joint ventures                                             1,200                   391
     Deferred income taxes                                                               1,955                (2,124)
     Post-retirement benefits other than pensions                                       (3,803)                  929
     Accrued pension benefits                                                              780                   436
     Non-cash interest expense                                                             588                   170
     Changes in operating assets and liabilities, net of acquisitions and non-cash special charges :
       Accounts receivable                                                             (17,045)              (15,182)
       Inventories                                                                      (2,653)               (3,269)
       Accounts payable                                                                 14,639                 3,330
       Other current assets and liabilities                                              1,129                 2,321
       Cash payments for restructuring charges                                          (7,678)                 (755)
       Non-cash special charges                                                             --                 2,098
       Other non-current assets and liabilities, net                                    (1,503)                 (412)
                                                                                  ------------------     ------------------

Net cash used in operating activities                                                   (2,390)               (7,512)

Investing activities:
Acquisitions, net of cash acquired                                                      (7,324)               (2,479)
Purchases of property and equipment                                                     (3,681)               (3,461)
Investments in joint ventures                                                           (2,000)                 (728)
                                                                                  ------------------     ------------------

Net cash used in investing activities                                                  (13,005)               (6,668)

Financing activities:
Net borrowings under revolving line of credit and other                                  5,421                 8,838
Deferred financing costs                                                                (1,408)                   --
Merger and tender offer costs                                                               --                (3,246)
Distributions to minority interests                                                         --                  (762)
                                                                                  ------------------     ------------------

Net cash provided by financing activities                                                4,013                 4,830
Effect of exchange rate changes on cash                                                    (62)                 (632)
                                                                                  ------------------     ------------------

Net decrease in cash and cash equivalents                                              (11,444)               (9,982)
Cash and cash equivalents at beginning of period                                        24,355                24,380
                                                                                  ------------------     ------------------

Cash and cash equivalents at end of period                                        $     12,911           $    14,398
                                                                                  ==================     ==================

           See Notes to Condensed Consolidated Financial Statements

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (dollars in thousands)


1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year's presentation. The Company restated net sales and earnings in the first three quarters of 2001 in connection with the filing of the Company's 2001 Form 10-K for the reclassification of certain currency hedging activities to net sales from non-operating expense, retiming of special charges-cost of goods sold relative to unusual warranty claims and to correct the recording of certain intercompany transactions.

Operating results for the three-months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2001.


2. Additional Balance Sheet Information

   The components of inventory are as follows:

                                          March 31,       December 31,
                                            2002             2001
                                        -------------    --------------
       Raw material                     $     163,141    $      176,704
       Work-in-process                         52,044            50,131
       Finished goods                          89,990            76,520
                                        -------------    --------------
       Total                            $     305,175    $      303,355
                                        =============    ==============

3. Accumulated Other Comprehensive Income (Loss)

The Company's other comprehensive income (loss) consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, interest rate swaps and minimum pension liability adjustments. The before tax income (loss), related income tax expense (benefit) and accumulated balance are as follows:

                                              Foreign              Unrealized
                                              Currency           Gains (Losses)         Minimum        Accumulated Other
                                            Translation         On Interest Rate   Pension Liability     Comprehensive
                                             Adjustment              Swaps            Adjustments            Loss
                                          -----------------    -----------------   -----------------   -----------------
Balance at December 31, 2001                 $   (18,208)         $  (2,497)          $  (2,735)          $  (23,440)

   Before tax                                     (3,691)             1,250                   -               (2,441)

   Income tax effect                                (923)               475                   -                 (448)
                                          -----------------    -----------------   -----------------   -----------------

   Other comprehensive income (loss)              (2,768)               775                   -               (1,993)
                                          -----------------    -----------------   -----------------   -----------------
Balance at March 31, 2002                    $   (20,976)         $  (1,722)          $  (2,735)          $  (25,433)
                                          =================    =================   =================   =================

The Company's total comprehensive loss was as follows:

Three months ended March 31, 2002           $  1,091
Three months ended March 31, 2001             12,706

4. Restructuring Charges

In the fourth quarter of 2001, the Company recorded a one-time charge of $39,349 in conjunction with plans for the closure and realignment of certain manufacturing facilities and administrative functions in the United States, Canada and Europe. The charge included $26,727 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 820 employees. A total of $2,482 was paid in the fourth quarter of 2001 and $6,846 was paid in the three month period ended March 31, 2002. Approximately $8,220, $4,593 and $4,586 will be paid in the last three quarters of 2002, and in 2003 and 2004, respectively. In the first quarter of 2002, the Company recorded a $4,375 post-employment benefit plan curtailment associated with these workforce reductions. This gain was credited to cost of goods sold.

In June 2000, the Company recorded a charge of $35,222 for the realignment of certain manufacturing facilities. The charge included $27,098 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 860 employees. A total of $5,011, $15,961, $3,087 and $16 were paid in the year ended July 31, 2000, the five months ended December 31, 2000, the year ended December 31, 2001 and the three month period ended March 31, 2002. Approximately $2,891 and $132 will be paid in the last three quarters of 2002 and in 2003, respectively.

The following table summarizes the reserve for restructuring charges:

                                                 Termination   Exit/Impairment
                                                   Benefits         Costs         Total
                                                -------------  ---------------  ---------
Reserve at December 31, 2001                     $   28,081      $    4,343      $32,424
Payments and charges in the three-month period
  ended March 31, 2002                               (7,643)           (359)      (8,002)
                                                -------------  ---------------  ---------
Reserve at March 31, 2002
                                                  $  20,438      $    3,984      $24,422
                                                =============  ===============  =========

5. Recently Issued Accounting Standards

On October 3, 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and also supersedes the accounting and reporting provisions of APB Opinion Number 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. Among its many provisions, SFAS No. 144 retains the fundamental requirements of both previous standards, however, it resolves significant implementation issues related to SFAS No. 121 and broadens the separate presentation of discontinued operations in the income statement required by APB Opinion Number 30 to include a component of an entity (rather than a segment of a business). The provisions of SFAS No. 144 became effective for financial statements issued for fiscal years beginning after December 15, 2001 with early application encouraged. The Company adopted SFAS No. 144 on January 1, 2002. Adoption of SFAS No. 144 did not have a material effect on the Company's results of operation, financial position or cash flows.

On June 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 addresses accounting and reporting of acquired goodwill and other intangible assets and must be adopted by the Company with an effective date of January 1, 2002. In addition, the goodwill impairment testing provisions of SFAS No. 142 must be applied to any goodwill or other intangible assets that are recognized in the Company's financial statements at the time of adoption. Upon adoption, goodwill is no longer amortized and is tested for impairment at least annually. Excluding goodwill amortization of approximately $1.5 million, the Company's net loss would have been approximately $4.9 million in the quarter ended March 31, 2001. At March 31, 2002, the Company had goodwill and other intangible assets totaling approximately $195.0 million, net of accumulated amortization. Any goodwill or other intangible assets impairment losses recognized from the initial impairment test will be reported as cumulative effect of a change in accounting principle in the Company's financial statements. The Company has not completed the transitional impairment test required by SFAS No. 142 and has not yet determined the likelihood or amount of any impairment.

In April of 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS No. 145). SFAS No. 145 is required to be adopted in the second quarter of 2002. The Company is currently evaluating the effects, if any, that this standard will have on its financial statements upon adoption.

6. Long-term Debt

On March 31, 2002, borrowings under the Senior Credit Facility in the amount of $123,826 million maturing on March 31, 2003, were reclassified from non-current debt to current debt. The Company expects to replace the Senior Credit Facility with a new senior revolving credit agreement, maturing in March 2006, by June 30, 2002.

7. Acquisitions

During the quarter ended March 31, 2002, the Company made payments totaling $4,289 under contractual put agreements to purchase additional shares from the minority shareholders of World Wide Automotive, Inc. ("World Wide"), which was acquired in 1997. These payments increased the Company's ownership percentage of World Wide from 88.2% to 92.8%. The Company also made payments totaling $2,538 under contractual put agreements to purchase additional shares from the minority shareholders of Power Investments, Inc. ("Power"), which was acquired in 1996. These payments increased the Company's ownership percentage of Power from 85.8% to 89.3%. Contingent earn-out payments of $497 were made during the quarter ended March 31, 2002 relative to the acquisition of Mazda North American Operations in June 2001.

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

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at March 31, 2002 and December 31, 2001 and for the three month periods ended March 31, 2002 and 2001.

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

                 Delco Remy International, Inc. and Subsidiaries
                      Condensed Consolidating Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

                                                   Delco Remy
                                               International Inc.                    Non-
                                                    (Parent         Subsidiary     Guarantor
                                                  Company Only)     Guarantors    Subsidiaries    Eliminations    Consolidated
                                               ------------------   ----------    ------------    ------------    ------------
Assets

Current assets:
  Cash and cash equivalents                          $      --        $     173     $  12,738      $      --       $  12,911
  Trade accounts receivable, net                            --          149,504        27,921             --         177,425
  Other receivables                                         --            4,057        10,702             --          14,759
  Inventories                                               --          251,743        55,319         (1,887)(c)     305,175
  Deferred income taxes                                 17,184               --         1,932             --          19,116
  Other current assets                                   4,402            3,563         5,833             --          13,798
                                                     ---------        ---------     ---------      ---------       ---------
Total current assets                                    21,586          409,040       114,445         (1,887)        543,184

Property and equipment                                      57          207,421       101,549             --         309,027
Less accumulated depreciation                               28          106,165        24,856             --         131,049
                                                     ---------        ---------     ---------      ---------       ---------
  Property and equipment, net                               29          101,256        76,693             --         177,978

Deferred financing costs                                12,420            1,040            --             --          13,460
Goodwill                                                    --          164,274        26,674             --         190,948
Investments joint ventures                             540,683               --            --       (528,891)(a)      11,792
Deferred income taxes                                   10,646               12           231                         10,889
Other assets                                             3,822            3,236         4,247             --          11,305
                                                     ---------        ---------     ---------      ---------       ---------
  Total assets                                       $ 589,186        $ 678,858     $ 222,290      $(530,778)      $ 959,556
                                                     =========        =========     =========      =========       =========

Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                   $   6,246        $  99,176     $  41,366      $      --       $ 146,788
  Intercompany accounts                                (75,872)          89,806       (13,333)          (601)(c)          --
  Accrued interest                                      14,230               --           169             --          14,399
  Accrued restructuring charges                             --           20,805         3,617             --          24,422
  Other liabilities and accrued expenses                 5,517           38,510        14,778             --          58,805
  Current debt                                         123,826            1,268         5,468             --         130,562
                                                     ---------        ---------     ---------      ---------       ---------
Total current liabilities                               73,947          249,565        52,065           (601)        374,976

Long-term debt, less current portion                   448,106           17,874         9,306             --         475,286
Post-retirement benefits other than pensions                --           22,009            --             --          22,009
Accured pension benefits                                    --            9,711         1,285                         10,996
Accrued preferred dividends                             27,730               --            --             --          27,730
Other non-current liabilities                            2,014            3,618           698             --           6,330
Minority interest in subsidiaries                           --           10,320        18,230             --          28,550

Stockholders' equity:
  Preferred stock - Series A                           223,728               --            --             --         223,728
  Common stock:
   Class A shares                                           --               --            --             --              --
   Class B shares                                            3               --            --             --               3
   Class C shares                                           --               --            --             --              --
  Subsidiary investment                                     --          291,416        93,249       (384,665)(a)          --
  Retained earnings (deficit)                         (184,619)          77,117        68,395       (145,512)(b)    (184,619)
  Accumulated other comprehensive loss                  (1,723)          (2,772)      (20,938)            --         (25,433)
                                                     ---------        ---------     ---------      ---------       ---------
Total stockholders' equity                              37,389          365,761       140,706       (530,177)         13,679
                                                     ---------        ---------     ---------      ---------       ---------
  Total liabilities and stockholders' equity         $ 589,186        $ 678,858     $ 222,290      $(530,778)      $ 959,556
                                                     =========        =========     =========      =========       =========

(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.
(c) Elimination of intercompany profit in inventory.

                 Delco Remy International, Inc. and Subsidiaries
                      Condensed Consolidating Balance Sheet
                                December 31, 2001

                                                Delco Remy
                                            International Inc.                     Non-
                                                 (Parent         Subsidiary     Guarantor
                                              Company Only)      Guarantors   Subsidiaries   Eliminations   Consolidated
                                            ------------------   ----------   ------------  --------------  ------------
Assets

Current assets:
  Cash and cash equivalents                        $      --      $     232     $  24,123    $      --        $  24,355
  Trade accounts receivable, net                          --        133,952        26,428           --          160,380
  Other receivables                                       --          2,871         7,445           --           10,316
  Inventories                                             --        247,953        57,489       (2,087)(c)      303,355
  Deferred income taxes                               17,184             --         3,991           --           21,175
  Other current assets                                 4,759          3,572         5,424           --           13,755
                                                   ---------      ---------     ---------    ---------        ---------

Total current assets                                  21,943        388,580       124,900       (2,087)         533,336

Property and equipment                                    57        205,640       101,377           --          307,074
Less accumulated depreciation                             25        100,921        23,060           --          124,006
                                                   ---------      ---------     ---------    ---------        ---------

  Property and equipment, net                             32        104,719        78,317           --          183,068

Deferred financing costs                              11,431          1,209            --           --           12,640
Goodwill                                                  --        160,328        26,203           --          186,531
Investments in joint ventures                        526,038             --            --     (514,894)(a)       11,144
Deferred income taxes                                 11,121             12          (657)          --           10,476
Other assets                                           2,531          3,263         4,416           --           10,210
                                                   ---------      ---------     ---------    ---------        ---------

Total assets                                       $ 573,096      $ 658,111     $ 233,179    $(516,981)       $ 947,405
                                                   =========      =========     =========    =========        =========

Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                 $   1,304      $  98,691     $  32,154    $      --        $ 132,149
  Intercompany accounts                              (59,671)        53,781         6,491         (601)(c)           --
  Accrued interest                                     9,927             --           173           --           10,100
  Accrued restructuring charges                           --         27,519         4,905           --           32,424
  Other liabilities and accrued expenses               7,568         32,881        16,566           --           57,015
  Current debt                                            --            804         5,967           --            6,771
                                                   ---------      ---------     ---------    ---------        ---------

Total current liabilities                            (40,872)       213,676        66,256         (601)         238,459

Long-term debt, less current portion                 548,683         34,580        10,393           --          593,656
Post-retirement benefits other than pensions              --         25,812            --           --           25,812
Accrued pension benefits                                  --          9,035         1,181           --           10,216
Accrued preferred dividends                           20,971             --            --           --           20,971
Other non- current liabilities                         1,842          4,089           724           --            6,655
Minority interest in subsidiaries                         --         12,696        17,411           --           30,107

Stockholders' equity:
   Preferred Stock - Series A                        223,728             --                                     223,728
  Common stock:                                           --
   Class A shares                                         --             --            --           --               --
   Class B shares                                          3             --            --           --                3
   Class C shares                                         --             --            --           --               --
  Subsidiary investment                                   --        291,416        93,099     (384,515)(a)           --
  Retained earnings (deficit)                       (178,762)        69,542        62,323     (131,865)(b)     (178,762)
  Accumulated other comprehensive loss                (2,497)        (2,735)      (18,208)          --          (23,440)
                                                   ---------      ---------     ---------    ---------        ---------

Total stockholders' equity                            42,472        358,223       137,214     (516,380)          21,529
                                                   ---------      ---------     ---------    ---------        ---------
Total liabilities and stockholders' equity         $ 573,096      $ 658,111     $ 233,179    $(516,981)       $ 947,405
                                                   =========      =========     =========    =========        =========

(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.
(c) Elimination of intercompany profit in inventory.

                 Delco Remy International, Inc. and Subsidiaries
                 Condensed Consolidating Statement of Operations
                 For the Three Month Period Ended March 31, 2002
                                   (Unaudited)

                                                    Delco Remy
                                                International Inc.                    Non-
                                                     (Parent        Subsidiary     Guarantor
                                                  Company Only)     Guarantors   Subsidiaries   Eliminations   Consolidated
                                                ------------------  ----------   ------------  --------------  ------------
Net sales                                            $      --      $  265,214     $ 107,130    $(108,540)(a)    $ 263,804
Cost of goods sold                                          --         234,035        91,137     (108,540)(a)      216,632
                                                     ---------      ----------     ---------    ---------        ---------
Gross profit                                                --          31,179        15,993           --           47,172

Selling, general and administrative expenses             2,644          17,457         5,277           --           25,378
Amortization of goodwill and intangibles                    --              --            33           --               33
                                                     ---------      ----------     ---------    ---------        ---------

Operating income (loss)                                 (2,644)         13,722        10,683           --           21,761

Interest expense                                       (12,349)         (4,054)         (149)          --          (16,552)
Other non-operating income (expense)                        --              --            (2)          --               (2)
                                                     ---------      ----------     ---------    ---------        ---------

Income (loss) before income taxes, minority
     interest in income of subsidiaries, loss from
     unconsolidated joint ventures and equity in
     earnings of subsidiaries                          (14,993)          9,668        10,532           --            5,207
Income tax expense (benefit)                            (2,248)          1,588         1,962           --            1,302

Minority interest in income of subsidiaries                 --            (505)       (1,298)          --           (1,803)
Loss  from unconsolidated joint ventures                    --              --        (1,200)          --           (1,200)
Equity in earnings of subsidiaries                      13,647              --            --      (13,647)(b)           --
                                                     ---------      ----------     ---------    ---------        ---------
Net income (loss)                                          902           7,575         6,072      (13,647)             902
Preferred dividends                                      6,759              --            --           --            6,759
                                                     ---------      ----------     ---------    ---------        ---------
Income (loss) attributable to common stockholders    $  (5,857)     $    7,575     $   6,072    $ (13,647)       $  (5,857)
                                                     =========      ==========     =========    =========        =========

_________________________________

(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income of consolidated subsidiaries.

                 Delco Remy International, Inc. and Subsidiaries
                 Condensed Consolidating Statement of Operations
                 For the Three Month Period Ended March 31, 2001
                                   (Unaudited)

                                                     Delco Remy
                                                  International Inc.                     Non-
                                                       (Parent         Subsidiary     Guarantor
                                                    Company Only)      Guarantors   Subsidiaries   Eliminations   Consolidated
                                                 -------------------- ------------ -------------- -------------- --------------
Net sales                                         $       --            $ 265,619    $ 104,283    $ (110,002)(a)   $ 259,900
Cost of goods sold                                        --              233,660       93,144      (110,002)(a)     216,802
Special charges - cost of goods sold                      --                2,098           --            --           2,098
                                                 -------------------- ------------ -------------- -------------- --------------
Gross profit                                              --               29,861       11,139            --          41,000
Selling, general and administrative expenses           4,482               15,775        7,873            --          28,130
Amortization of goodwill and intangibles                  --                1,409          151            --           1,560
                                                 -------------------- ------------ -------------- -------------- --------------
Operating income (loss)                               (4,482)              12,677        3,115            --          11,310

Interest expense                                      (8,709)              (4,378)        (207)           --         (13,294)
Non-recurring merger and tender offer expenses        (3,676)                  --           --            --          (3,676)
Other non-operating income                                --                   --          352            --             352
                                                 -------------------- ------------ -------------- -------------- --------------

Income (loss) before income taxes (benefit),
  minority interest in income of subsidiaries,
  loss from unconsolidated joint ventures and
  equity in earnings of subsidiaries                 (16,867)               8,299        3,260            --          (5,308)
Income tax expense (benefit)                          (4,980)               3,066          223            --          (1,691)
Minority interest in income of subsidiaries               --                 (853)        (969)           --          (1,822)
Loss from unconsolidated  joint ventures                  --                   --         (391)           --            (391)
Equity in earnings of subsidiaries                     6,057                   --           --        (6,057)(b)          --
                                                 -------------------- ------------ -------------- -------------- --------------
Net income (loss)                                 $   (5,830)           $   4,380    $   1,677    $   (6,057)      $  (5,830)
                                                 ==================== ============ ============== ============== ==============

____________________________________________________________________________
(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income of consolidated subsidiaries.

                 Delco Remy International, Inc. and Subsidiaries
                 Condensed Consolidating Statement of Cash Flows
                 For the Three Month Period Ended March 31, 2002
                                   (Unaudited)

                                                    Delco Remy
                                                 International Inc.                   Non-
                                                      (Parent        Subsidiary    Guarantor
                                                   Company Only)     Guarantors   Subsidiaries   Eliminations    Consolidated
                                                 ------------------  ----------   ------------   ------------    ------------
Operating activities:
Net income (loss)                                    $     902        $   7,575     $   6,072     $ (13,647)(a)    $     902
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation                                              3            4,968         2,292            --            7,263
   Amortization                                             --               --            33            --               33
   Minority interest in income of                           --              505         1,298            --            1,803
    subsidiaries
   Loss from unconsolidated joint ventures                  --               --         1,200            --            1,200
   Equity (loss) in earnings of subsidiary             (13,647)              --            --        13,647(a)            --
   Deferred income taxes                                   475               --         1,480            --            1,955
   Post retirement benefits other than                      --           (3,803)           --            --           (3,803)
    pensions
   Accrued pension benefits                                 --              676           104            --              780
   Non - cash interest expense                             519               69            --            --              588
   Changes in operating assets and liabilities,
    net of acquisitions:
     Accounts receivable                                    --          (15,551)       (1,494)           --          (17,045)
     Inventories                                            --           (3,991)        1,338            --           (2,653)
     Accounts payable                                    4,942              485         9,212            --           14,639
     Other current assets and liabilities                2,609            4,454        (5,934)           --            1,129
     Cash payments for restructuring charges                --           (6,714)         (964)           --           (7,678)
     Intercompany accounts                             (16,201)          36,025       (19,824)           --               --
     Other non-current assets and
      liabilities, net                                  (1,443)           1,363        (1,423)           --           (1,503)
                                                     ---------        ---------     ---------     ---------        ---------
Net cash provided by (used in) operating
  activities                                           (21,841)          26,061        (6,610)           --           (2,390)

Investing activities:
Acquisitions, net of cash acquired                          --           (7,324)           --            --           (7,324)
Purchases of property and equipment                         --           (2,066)       (1,615)           --           (3,681)
Investments in joint ventures                               --               --        (2,000)           --           (2,000)
                                                     ---------        ---------     ---------     ---------        ---------
Net cash used in investing activities                       --           (9,390)       (3,615)           --          (13,005)

Financing activities:
Net borrowings under revolving line of
  credit and other                                      23,249          (16,242)       (1,586)                         5,421
Deferred financing costs                                (1,408)              --            --            --           (1,408)
                                                     ---------        ---------     ---------     ---------        ---------
Net cash provided by (used in) financing
  activities                                            21,841          (16,242)       (1,586)           --            4,013
Effect of exchange rate changes on cash                     --               --           (62)           --              (62)
                                                     ---------        ---------     ---------     ---------        ---------
Net increase (decrease) in cash and cash
  equivalents                                               --              429       (11,873)           --          (11,444)
Cash and cash equivalents at beginning of
  period                                                    --             (256)       24,611            --           24,355
                                                     ---------        ---------     ---------     ---------        ---------
Cash and cash equivalents at end of period           $      --        $     173     $  12,738     $      --        $  12,911
                                                     =========        =========     =========     =========        =========

________________________________________________________________________
(a) Elimination of equity in earnings of subsidiaries.

                 Delco Remy International, Inc. and Subsidiaries
                 Condensed Consolidating Statement of Cash Flows
                 For the Three Month Period Ended March 31, 2001
                                  (Unaudited)

                                                           Delco Remy
                                                        International Inc.                   Non-
                                                            (Parent         Subsidiary     Guarantor
                                                          Company Only)     Guarantors    Subsidiaries   Eliminations   Consolidated
                                                        ----------------- -------------- -------------- -------------- -------------
Operating activities:
Net income (loss)                                           $ (5,830)        $  4,380       $  1,677      $   (6,057)(a)   $ (5,830)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation                                                   --            4,972          2,031              --          7,003
   Amortization                                                   --            1,409            151              --          1,560
   Equity in earnings of subsidiaries                         (6,057)              --             --           6,057(a)          --
   Minority interest in income of
    subsidiaries                                                  --              853            969              --          1,822
   Loss from unconsolidated joint ventures                        --               --            391              --            391
   Deferred income taxes                                      (1,027)              --         (1,097)             --         (2,124)
   Post - retirement benefits  other than pensions                --              929             --              --            929
   Accrued pension benefits                                       --              374             62              --            436
   Non-cash interest expense                                      --              170             --              --            170
   Changes in operating assets and liabilities, net of
    acquisitions and non-cash special charges:
     Accounts receivable                                          --          (13,520)        (1,662)             --        (15,182)
     Inventories                                                  --           (3,262)            (7)             --         (3,269)
     Accounts payable                                          3,849            4,993         (5,512)             --          3,330
     Intercompany accounts                                     6,778           (6,628)          (150)             --             --
     Other current assets and liabilities                       (847)            (494)         3,662              --          2,321
     Cash payments for restructuring charges                      --             (755)            --              --           (755)
     Non-cash special charges                                     --            2,098             --              --          2,098
     Other non-current assets and liabilities, net             6,380           (3,799)        (2,993)             --           (412)
                                                            --------         --------       --------      ----------       --------

Net cash provided by (used in) operating activities            3,246           (8,280)        (2,478)             --         (7,512)


Investing activities:
Acquisitions, net of cash acquired                                --               --         (2,479)             --         (2,479)
Purchases of property and equipment                               --           (2,149)        (1,312)             --         (3,461)
Investments in Joint Ventures                                     --               --           (728)             --           (728)
                                                            --------         --------       --------      ----------       --------
Net cash used in investing activities                             --           (2,149)        (4,519)             --         (6,668)

Financing activities:
Net borrowings under revolving line of credit and other           --           10,900         (2,062)             --          8,838
Merger and tender offer costs                                 (3,246)              --             --              --         (3,246)
Distributions to minority interests                               --               --           (762)             --           (762)
                                                            --------         --------       --------      ----------       --------
Net cash provided by (used in) financing activities           (3,246)          10,900         (2,824)             --          4,830
Effect of exchange rate changes on cash                           --               --           (632)             --           (632)
                                                            --------         --------       --------      ----------       --------
Net increase (decrease) in cash and cash equivalents              --              471        (10,453)             --         (9,982)
Cash and cash equivalents at beginning of period                  --             (256)        24,636              --         24,380
                                                            --------         --------       --------      ----------       --------
Cash and cash equivalents at end of period                  $     --         $    215       $ 14,183      $       --       $ 14,398
                                                            ========         ========       ========      ==========       ========

_________________________
(a)  Elimination of equity in earnings of subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Sales: Net sales of $263.8 million increased $3.9 million, or 1.5%, from the first quarter of 2001. This increase reflected the acquisitions of Mazda North American Operations ("Mazda"), XL Component Distribution Limited ("XL") and Auto Matic Transmission International A/S ("AMT") in 2001 ($7.2 million) and higher volume in the electrical aftermarket ($6.8 million) and the automotive OEM market ($3.3 million). These increases were partially offset by lower volume in the heavy duty OEM market ($7.0 million) and the powertrain/drivetrain aftermarket ($6.4 million). In the powertrain/drivetrain aftermarket, increased sales of remanufactured transmissions and diesel engines were offset by lower sales of gasoline engines.

Gross Profit: Gross profit of $47.2 million increased $6.2 million, or 15.1%, and as a percentage of net sales was 17.9% compared with 15.8% in the first quarter of 2001. The year over year increase reflected higher sales volume and improved margins in the automotive OEM market ($5.5 million), acquisitions ($2.6 million), a post-employment benefit curtailment gain ($4.4 million) and the special charge for warranty costs for a specific heavy duty alternator product recorded in 2001 ($2.1 million). These improvements were partially offset by lower gross profit in the electrical aftermarket ($3.4 million), where higher volume was offset by lower product mix, lower volume in the heavy duty OEM market ($3.3 million) and lower gross profit in the powertrain/drivetrain aftermarket ($2.0 million), where higher margins were offset by lower volume. The margin improvements discussed above reflect the initial impact of the restructuring actions initiated in the fourth quarter of 2001. Excluding the curtailment gain in 2002 and the special charge in 2001, gross profit was down $0.3 million, or 0.7%, and as a percentage of sales was 16.2% compared with 16.6%.

Selling, General and Administrative Expenses: Selling, general and administrative (SG&A) expenses declined $2.8 million, or 9.8%, and as a percentage of net sales were 9.6% compared with 10.8% in the first quarter of 2001. This decrease reflects the impact of cost and business process improvement programs initiated in the fourth quarter of 2001 as well as overall spending reductions throughout the Company.

Operating Income: Operating income of $21.8 million increased $10.5 million, or 92.4%, and as a percentage of net sales was 8.2% compared with 4.4% in the first quarter of 2001. This improvement was generated by the sales, gross profit and SG&A expense issues discussed above. Excluding the curtailment gain in 2002 and the special charge and goodwill amortization in 2001, operating income increased $2.5 million, or 16.4%, and as a percentage of net sales was 6.6% compared with 5.7% in the first quarter of 2001.

Interest Expense: Interest expense of $16.6 million compares with $13.3 million in the first quarter of 2001. This increase was due to the higher interest rate associated with the 11% senior subordinated debt issued in April 2001 ($1.7 million), higher levels of debt to fund operations ($0.8 million) and debt to fund acquisitions ($0.8 million).

Income Taxes: The Company's consolidated effective income tax rate was 25.0% in the first quarter of 2002 compared with the U.S. statutory rate of 35.0%. This difference is attributable primarily to earnings in foreign jurisdictions, which have effective rates lower than the U.S. federal rate.

Loss From Unconsolidated Joint Ventures: The year over year increase in joint venture losses was due primarily to increased research and development activity in iPower Technologies, L.L.C.

Liquidity and Capital Resources

The Company's short-term liquidity needs include required debt service, including capital lease payments, day to day operating expenses, working capital requirements and the funding of capital expenditures. Long-term liquidity requirements include principal payments of long-term debt and the funding of acquisitions. The Company's principal sources of cash to fund its short-term liquidity needs consist of cash generated by operations and borrowings under the Senior Credit Facility. At March 31, 2002, borrowings under the Senior Credit Facility were $123.8 million and utilization of letters of credit totaled $11.9 million, leaving $64.3 million unused and $7.8 million available under the $200.0 million facility.

The Company has reached an agreement in principle with a major financial institution to implement a new senior revolving credit facility that will be secured by the Company's accounts receivable, inventories and certain classes of equipment. This facility will replace the current senior credit facility and is expected to afford the Company with access to more capital than is available under the current facility. The due diligence process for putting this new facility in place is underway and close to substantial completion. The Company currently anticipates that the new facility will be in place by the end of the second quarter and will have a maturity date in 2006.

The Company believes that cash generated from operations, together with the amounts expected to be available under the new senior credit facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard. The Company's future operating performance and ability to service, extend, or refinance its indebtedness will be subject to future economic conditions and to financial, business and other factors that are beyond the Company's control.

Cash used in operating activities of $2.4 million in the three months ended March 31, 2002 compares with cash used of $7.5 million in the comparable period of 2001. Higher earnings adjusted for non-cash items and increased accounts payable were partially offset by higher restructuring payments. The increase in accounts receivable of $17.0 million in 2002 and $15.2 million in 2001 reflect higher shipments compared with the fourth quarter. Days sales outstanding improved year over year. Accounts payable increased $14.6 million in the first quarter of 2002 due to timing of payments to vendors. Cash payments of $7.7 million for restructuring charges consisted primarily of employee termination benefits.

Acquisition payments consisted of the purchase, under contractual put agreements, of increased ownership percentages of World Wide ($4.3 million) and Power ($2.5 million), and a contingent purchase price payment on the acquisition of Mazda ($0.5 million). Capital expenditures were primarily for production equipment and tooling. In the first quarter of 2002, the Company made a capital contribution of $2.0 million to its iPower joint venture.

In the first quarter of 2002, payments of $1.4 million were made on deferred financing costs in conjunction with the replacement of the Senior Credit Facility.

Seasonality

The Company's business is moderately seasonal, as its major OEM customers historically have one-to two- week operations shutdowns in July. In response, the Company typically has shut down its own operations for one week each July, depending on backlog, scheduled maintenance and inventory buffers, as well as an additional week during the December holidays. Consequently, the Company's third and fourth quarter results reflect the effects of these shutdowns.

Foreign Sales

Approximately 20.5% of the Company's net sales in the three months ending March 31, 2002 were derived from sales made to customers in foreign countries. Because of these foreign sales, the Company's business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

                           FORWARD-LOOKING STATEMENTS

From time to time, the Company makes oral and written statements that may constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases. The Company desires to take advantage of the "safe harbor" provisions in the Act for forward-looking statements made from time to time, including but not limited to, the forward-looking statements relating to the future performance of the Company contained in the Management's Discussion and Analysis, and Notes to Condensed Consolidated Financial Statements and other statements made in this Form 10-Q and in other filings with SEC.

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

There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

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

                                          DELCO REMY INTERNATIONAL, INC.
                                          ------------------------------
                                                (Registrant)


Date: May 15, 2002                  By: /s/ Rajesh K. Shah
                                        --------------------------------------
                                            Rajesh K. Shah
                                            Executive Vice President
                                             and Chief Financial Officer

Date: May 15, 2002                  By: /s/ Allen R. Wilkie
                                        --------------------------------------
                                            Allen R. Wilkie
                                            Vice President and Operations
                                            Controller
                                            Chief Accounting Officer