Form 10-K/A
period 2001-12-31
DELCO REMY INTERNATIONAL INC
filed 2002-05-30
CIK 1046859

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A

          Amendment No. 1 to Form 10-K originally filed April 1, 2002

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

DOCUMENTS INCORPORATED BY REFERENCE: None

This amendment reflects a change in the classification of dividends on preferred stock presented in the Consolidated Statement of Stockholders' Equity for the twelve month period ended December 31, 2001 included under Item 8.

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

     Non-operating Income. Non-operating income in the five-month period of 2000 included net foreign currency transaction gains, primarily in Korea ($1.2 million) and a business disolution fee from a customer ($0.6 million).

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

     Accounts receivable increased $1.6 million due primarily to very strong shipments in the fourth quarter. Collections improved overall in fiscal year 2000. The $4.6 million decline in fiscal year 1999 was due to strong fourth quarter collections. Inventories increased $18.2 million in fiscal year 2000 due primarily to delayed product pull from aftermarket customers. The $17.7 million increase in fiscal year 1999 reflected support for sales growth in the electrical aftermarket. Accounts payable increased $15.8 million in fiscal year 2000 and $13.6 million in fiscal year 1999. The $15.4 million increase in other current assets in fiscal year 2000 reflects non-cash charges to the reserve for non-recurring items and decreases in other accrued expenses.

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
                                                                                       =====================================

                             See Accompanying Notes

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                  (in thousands)

                                                                                                  Accumulated
                                   Class A    Class B  Class C   Class A              Retained       Other       Stock
                                   Common     Common   Common   Preferred   Paid-In   Earnings   Comprehensive  Purchase
                                    Stock      Stock    Stock     Stock     Capital  (Deficit)       Loss         Plan     Total
                                  ------------------------------------------------------------------------------------------------
Balance at July 31, 1998          $    182     $   63   $   --  $     --   $106,392   $(16,194)   $ (4,074)    $ (2,129)  $ 84,240
Repurchase of common stock              --         --       --        --       (340)        --          --         (284)      (624)
Other                                   --         --       --        --     (1,876)        --          --        1,876         --
Net income                              --         --       --        --         --     28,346          --           --     28,346
Currency translation adjustment         --         --       --        --         --         --      (2,442)          --     (2,442)
                                                                                                                          --------
Comprehensive income                    --         --       --        --         --         --          --           --     25,904
                                  ------------------------------------------------------------------------------------------------
Balance at July 31, 1999               182         63       --        --    104,176     12,152      (6,516)        (537)   109,520
Other                                   --         --       --        --         --         --          --          209        209
Net income                              --         --       --        --         --     12,418          --           --     12,418
Currency translation adjustment         --         --       --        --         --         --      (4,321)          --     (4,321)
                                                                                                                          --------
Comprehensive income                    --         --       --        --         --         --          --           --      8,097
                                  ------------------------------------------------------------------------------------------------
Balance at July 31, 2000               182         63       --        --    104,176     24,570     (10,837)        (328)   117,826
Cumulative effect of accounting
 change for derivative instruments      --         --       --        --         --         --         241           --        241
Other                                   --         --       --        --         --         --          --           (8)        (8)
Net income                              --         --       --        --         --      9,699          --           --      9,699
Currency translation adjustment         --         --       --        --         --         --      (1,747)          --     (1,747)
Unrealized losses on derivative
  instruments                           --         --       --        --         --         --      (4,893)          --     (4,893)
                                                                                                                          --------
Comprehensive income                    --         --       --        --         --         --          --           --      3,059
                                  ------------------------------------------------------------------------------------------------
Balance at December 31, 2000           182         63       --        --    104,176     34,269     (17,236)        (336)   121,118
Recapitalization                      (182)       (60)      --   209,255   (103,953)  (105,164)         --          336        232
Issuance of preferred stock
  from warrant exercise                 --         --       --    14,473         --    (14,472)         --           --          1
Dividends on preferred stock            --         --       --        --       (223)   (20,748)         --           --    (20,971)
Net loss                                --         --       --        --         --    (72,647)         --           --    (72,647)
Currency translation adjustment         --         --       --        --         --         --      (5,624)          --     (5,624)
Unrealized losses on derivative
 instruments                            --         --       --        --         --         --       2,155           --      2,155
Minimum pension liability               --         --       --        --         --         --      (2,735)          --     (2,735)
                                                                                                                          --------
Comprehensive loss                      --         --       --        --         --         --          --           --    (78,851)
                                  ------------------------------------------------------------------------------------------------
Balance at December 31, 2001      $     --     $    3   $   --  $223,728   $     --  $(178,762)   $(23,440)    $     --   $ 21,529
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

     The following table summarizes the provisions and reserves for restructuring charges:

                                                    Termination  Exit/Impairment
                                                     Benefits         Costs         Total
                                                     --------------------------------------
Reserve at July 31, 1998                             $  20,783     $  14,736      $  35,519
Payments and charges in fiscal year 1999               (15,808)      (13,845)       (29,653)
                                                     --------------------------------------
Reserve at July 31, 1999                                 4,975           891          5,866
Provision in fiscal year 2000                           27,098         8,124         35,222
Payments and charges in fiscal year 2000                (8,900)       (8,460)       (17,360)
Reserve established in connection with acquisition       1,050           --           1,050
                                                     --------------------------------------
Reserve at July 31, 2000                                24,223           555         24,778
Payments and charges in the five month
 transition period                                     (16,861)         (225)       (17,086)
                                                     --------------------------------------
Reserve at December 31, 2000                             7,362           330          7,692
Provision in 2001                                       26,727        12,622         39,349
Payments and charges in 2001                            (7,809)       (8,800)       (16,609)
Reserve established in connection with acquisition       1,801           191          1,992
                                                     --------------------------------------
Reserve at December 31, 2001                         $  28,081     $   4,343      $  32,424
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

     Also in connection with the going private transaction and the merger that followed, the Company executed the Securities Transfer, Recapitalization and Holders Agreement (the "Securities Holders Agreement") with DRI Acquisition Corporation, Court Square, DRI Group, World Equity Partners, L.P., Thomas J. Snyder, J. Timothy Gargaro, Joseph P. Felicelli, Richard L. and Sandra Stanley, Susan E. Goldy, Roderick English, Patrick C. Mobouck, Richard Keister, Daisy Farm Limited Partnership, the James R. Gerrity Living Trust dated March 6, 1990 and the Susan Gerrity Living Trust dated March 6, 1990. The Securities Holders Agreement is attached hereto as Exhibit 10.8 and the terms of the Securities Holders Agreement are incorporated herein by reference. In the descriptions of the Securities Holders Agreement, Preferred Stockholders Agreement and Registration Rights Agreement that follow, each of the parties, other than the Company, are sometimes referred to as the "Company's stockholders."

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

     Court Square provided advisory services to the Company. Pursuant to the terms of the advisory agreement, Court Square was paid about $300,000 upon consummation of the offering of senior subordinated notes by the Company in April 2001.

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

    3.       Exhibits

             The following exhibits have been filed as part of this report in response to Item 14(c) of Form 10-K:

    (1)      2.1      Agreement and Plan of Merger dated as of February 7, 2001
                      by and among Court Square Capital Limited, DRI Acquisition
                      LLC and the Company

    (2)      2.2      Amendment No. 1 to Agreement and Plan of Merger

    (2)      3.1      Amended and Restated Certificate of Incorporation

    (2)      3.2      By-laws of the Company

    (6)      4.1      Indenture, dated as of August 1, 1996, among the Company,
                      certain of the Company's subsidiaries signatories thereto and National City Bank of Indiana, as trustee

    (7)      4.2      Indenture governing 8 5/8% Senior Notes Due 2007 among
                      the Company, the Subsidiary Guarantors and United States
                      Trust Company of New York, as trustee, dated
                      December 22, 1997

    (14)     4.3      Indenture governing 11% Senior Subordinated Notes Due
                      2009 among the Company, the Subsidiary Guarantors and First Union National Bank, as trustee, dated
                      April 26, 2001

    (6)*     10.1     Light Duty Starter Motor Supply Agreement, dated July 31,
                      1994, by and between Delco Remy America, Inc. ("DRA") and
                      General Motors Corporation ("GM")

    (6)      10.2     Heavy Duty Component Supply Agreement, dated
                      July 31, 1994, by and between DRA and GM

    (6)      10.3     Distribution and Supply Agreement, dated July 31, 1994,
                      by and between DRA and GM

    (3)      10.4     Trademark License, dated July 31, 1994, by and among DRA,
                      DR International, Inc. and GM

    (3)      10.5     Tradename License Agreement, dated July 31, 1994, by and
                      among DRA, DR International, Inc. and GM

    (3)      10.6     Partnership Agreement of Delco Remy Mexico
                      S. de R.L. de C.V., dated April 17, 1997

    (4)      10.7     Joint Venture Agreement, dated, by and between Remy
                      Korea Holdings, Inc. and S.C. Kim

    (2)      10.8     Securities Transfer, Recapitalization and Holders
                      Agreement dated March 14, 2001 by and among the Company, DRI Acquisition Corporation, Court Square Capital Limited,
                      World Equity Partners, L.P., DRI Group LLC and the
                      Continuing Investors named therein

    (2)      10.9     Registration Rights Agreement for Common Stock dated March
                      14, 2001 by and among the Company, Court Square Capital
                      Limited, World Equity Partners, L.P., DRI Group LLC and the Continuing Investors named therein

    (5)      10.10    Employment Agreement, dated July 31, 1994, by and
                      between Delco Remy International, Inc. and
                      Thomas J. Snyder

    (6)      10.11    Form of Fourth Amended and Restated Financing Agreement,
                      dated as of December 16, 1997, among the Company, certain of the Company's subsidiaries signatories thereto and Bank
                      One, Indianapolis, National Association and The CIT
                      Group/Business Credit, Inc.

    (4)      10.15    Lease by and between ANDRA L.L.C. and DRA, dated
                      February 9, 1995

    (4)      10.16    Lease by and between Eagle I L.L.C. and DRA, dated
                      August 11, 1995

    (8)      10.20    Starter Motor Pricing Agreement, dated March 17, 1999, by
                      and between DRA and GM.

    (2)      10.21    Preferred Stockholders Agreement dated March 14, 2001 by
                      and among Court Square Capital Limited, World Equity
                      Partners, L.P., DRI Group LLC and the Continuing
                      Investors named therein

    (2)      10.22    Stock Purchase Warrant dated March 14, 2001 issued by the
                      Company to World Equity Partners, L.P.

    (10)     10.23    Letter Agreement by and between the Company and
                      Thomas J. Snyder, dated as of February 6, 2001

    (11)     10.24    Form of Letter Agreement by and between the Company and
                      each of J. Timothy Gargaro, Joseph P. Felicelli, Richard
                      L. Stanley, Susan E. Goldy, Roderick English and Patrick
                      Mobouck, each dated as of February 6, 2001

    (12)     10.25    Amendment Number Two to the Delco Remy International, Inc.
                      Supplemental Executive Retirement Plan, dated as of
                      February 6, 2001

    (13)     10.26    Form of Amendment Number Two to the Collateral Assignment
                      Split- Dollar Insurance Agreement by and between the Company and each of Thomas J. Snyder, J. Timothy Gargaro,
                      Joseph P. Felicelli, Richard L. Stanley, Susan E. Goldy and Roderick English

    (15)     10.27    Amendment No. 1 to the Securities Transfer,
                      Recapitalization and Holders Agreement, dated June 27,
                      2001, by and among the Company, Court Square Capital
                      Limited, DRI Group LLC, the Individual Investors named therein and Berkshire Hathaway Inc.

    (15)     10.28    Amendment No. 1 to the Registration Rights Agreement,
                      dated June 27, 2001, by and among the Company, Court
                      Square Capital Limited, DRI Group LLC, the Individual
                      Investors named therein and Berkshire Hathaway Inc.

    (15)     10.29    Amendment No. 1 to the Preferred Stockholders Agreement,
                      dated June 27, 2001, by and among the Company, Court
                      Square Capital Limited, DRI Group LLC, the Individual
                      Investors named therein and Berkshire Hathaway Inc.

    (16)     10.30    Amendment No. 2 to the Securities Transfer,
                      Recapitalization and Holders Agreement, dated November 29,
                      2001, by and among the Company, Court Square Capital
                      Limited, DRI Group LLC, the Individual Investors named therein, Berkshire Hathaway Inc. and Dresdner Kleinwort
                      Capital Partners 2001 LP

    (16)     10.31    Amendment No. 2 to the Registration Rights Agreement,
                      dated November 29, 2001, by and among the Company, Court
                      Square Capital Limited, DRI Group LLC, the Individual
                      Investors named therein, Berkshire Hathaway Inc. and
                      Dresdner Kleinwort Capital Partners 2001 LP

    (16)     10.32    Amendment No. 2 to the Preferred Stockholders Agreement,
                      dated November 29, 2001, by and among the Company, Court
                      Square Capital Limited, DRI Group LLC, the Individual
                      Investors named therein, Berkshire Hathawway Inc. and
                      Dresdner Kleinwort Capital Partners 2001 LP

    (16)     21       Subsidiaries of the Registrant

    (9)      99.1     Supplement to the Offer to Purchase

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

    (14) Incorporated by reference to the Exhibit of the same number to the Registration Statement on Form S-4 previously filed by the Company on July 20, 2001

    (15) Incorporated by reference to the Exhibit of the same number to Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company on July 31, 2001

    (16) Incorporated by reference to the Exhibit of the same number to the Company's Form 10-K for the year ended December 31, 2001.

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

                                           DELCO REMY INTERNATIONAL, INC.

                                          By: /s/ Rajesh K. Shah
                                              --------------------------------
                                              Rajesh K. Shah
                                              Executive Vice President
                                               and Chief Financial Officer

                                              Date: May 24, 2002

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