Form 10-Q
period 2002-06-30
DELCO REMY INTERNATIONAL INC
filed 2002-08-14
CIK 1046859

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                       .

COMMISSION FILE NO. 1-13683

DELCO REMY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-1909253 (I.R.S. Employer Identification No.)

2902 Enterprise Drive Anderson, Indiana (Address of principal executive offices)	46013 (Zip Code)

(765) 778-6499
(Registrant’s telephone number, including area code)

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

Yes X	No

         Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding as of August 9, 2002

Common Stock - Class A Common Stock - Class B Common Stock - Class C	1,000 2,497,337.49 16,687

Delco Remy International, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,795	$23,868
Trade accounts receivable, net	187,042	155,404
Other receivables	12,273	8,944
Inventories	288,362	284,693
Deferred income taxes	18,814	21,175
Assets of discontinued operations	9,176	41,434
Other current assets	16,671	12,895

Total current assets	567,133	548,413

Property and equipment	303,582	294,582
Less accumulated depreciation	132,131	118,727

Property and equipment, net	171,451	175,855

Deferred financing costs	16,089	12,640
Goodwill, net of accumulated amortization	185,348	179,528
Investments in joint ventures	12,581	11,144
Deferred income taxes	15,039	10,476
Other assets	11,011	9,349

Total assets	$978,652	$947,405

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$160,353	$128,781
Accrued interest	10,134	10,100
Accrued restructuring charges	18,368	28,268
Liabilities of discontinued operations	5,789	8,605
Other liabilities and accrued expenses	58,762	56,412
Current debt	23,049	6,771

Total current liabilities	276,455	238,937

Long-term debt, less current portion	614,352	593,178
Post-retirement benefits other than pensions	22,669	25,812
Accrued pension benefits	10,299	10,216
Accrued preferred dividends	35,353	20,971
Other non-current liabilities	6,378	6,655
Commitments and contingencies
Minority interest in subsidiaries	30,306	30,107

Stockholders' equity:
Preferred stock – Series A	223,728	223,728
Common stock:
Class A shares	–	–
Class B shares	3	3
Class C shares	–	–
Retained deficit	(226,828)	(178,762)
Accumulated other comprehensive loss	(14,063)	(23,440)

Total stockholders' equity (deficit)	(17,160)	21,529

Total liabilities and stockholders' equity (deficit)	$978,652	$947,405

See Notes to Condensed Consolidated Financial Statements

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands)

	Three Month Period		Six Month Period
	Ended June 30		Ended June 30

	2002	2001	2002	2001

Net sales	$282,482	$255,557	$541,133	$501,197
Cost of goods sold	233,451	204,611	442,483	407,020
Special charges - cost of goods sold	–	2,184	–	4,282

Gross profit	49,031	48,762	98,650	89,895

Selling, general and administrative expenses	25,817	23,402	50,116	49,773
Amortization of goodwill and intangibles	58	1,554	91	3,114

Operating income	23,156	23,806	48,443	37,008

Interest expense	(14,968)	(14,294)	(30,197)	(26,813)
Non-recurring merger and tender offer expenses	–	–	–	(3,676)
Other non-operating income (expense)	(361)	527	(363)	878

Income from continuing operations before income
taxes, minority interest in income of subsidiaries,
loss from unconsolidated joint ventures and
extraordinary items	7,827	10,039	17,883	7,397

Income tax expense	2,810	3,329	5,723	2,597
Minority interest in income of subsidiaries	(1,732)	(2,500)	(3,535)	(4,322)
Loss from unconsolidated joint ventures	(269)	(131)	(1,470)	(522)

Net income (loss) from continuing operations
before extraordinary items	3,016	4,079	7,155	(44)

Discontinued operations:
Loss from discontinued operations (including
estimated loss on disposal of $33.5 million in
2002)	(41,454)	(1,399)	(46,303)	(4,066)
Income tax benefit	(4,961)	(564)	(6,572)	(1,524)

Loss from discontinued operations	(36,493)	(835)	(39,731)	(2,542)

Extraordinary items:
Gain (loss) on early extinguishment of debt, net
of income tax	(1,108)	698	(1,108)	698

Net income (loss)	(34,585)	3,942	(33,684)	(1,888)

Preferred dividends	7,623	7,361	14,382	7,361

Loss attributable to common stockholders	$(42,208)	$(3,419)	$(48,066)	$(9,249)

See Notes to Condensed Consolidated Financial Statements

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Month Period
	Ended June 30

	2002	2001

Operating activities:
Net loss	$(33,684)	$(1,888)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Loss on disposal of discontinued operations	29,935	–
Extraordinary items	1,108	(698)
Depreciation	14,672	13,794
Amortization	91	3,114
Minority interest in income of subsidiaries	3,535	4,322
Loss from unconsolidated joint ventures	1,470	522
Deferred income taxes	(275)	(1,660)
Post-retirement benefits other than pensions	(3,143)	1,877
Accrued pension benefits	83	(46)
Non-cash interest expense	1,566	339
Changes in operating assets and liabilities, net of acquisitions and non-cash special charges:
Accounts receivable	(30,786)	(26,048)
Inventories	(2,657)	(4,564)
Accounts payable	31,059	6,199
Other current assets and liabilities	(6,005)	(4,458)
Cash payments for restructuring charges	(11,668)	(1,619)
Non-cash special charges	–	4,282
Other non-current assets and liabilities, net	5,046	4,071

Net cash provided by (used in) operating activities	347	(2,461)

Investing activities:
Acquisitions, net of cash acquired	(7,399)	(22,749)
Purchases of property and equipment	(9,632)	(8,489)
Investments in joint ventures	(3,000)	(1,061)

Net cash used in investing activities	(20,031)	(32,299)

Financing activities:
Net borrowings under revolving line of credit and other	36,975	42,937
Deferred financing costs	(6,803)	(5,561)
Merger and tender offer costs	–	(4,582)
Distributions to minority interests	(1,800)	(762)

Net cash provided by financing activities	28,372	32,032
Effect of exchange rate changes on cash	2,239	(781)

Net increase (decrease) in cash and cash equivalents	10,927	(3,509)
Cash and cash equivalents at beginning of period	23,868	24,380

Cash and cash equivalents at end of period	$34,795	$20,871

See Notes to Condensed Consolidated Financial Statements

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands)

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year’s presentation. In the second quarter of 2002, the Company reclassified operating results from 2002 and 2001 and the balance sheet at December 31, 2001, to reflect the classification of the Company’s retail aftermarket gas engine business as a discontinued operation. For more information on this matter, refer to Note 9.

Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Other than as described in Note 5, the Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2001.

2. Additional Balance Sheet Information

   The components of inventory are as follows:

	June 30,	December 31,
	2002	2001

Raw material	$150,455	$158,016
Work-in-process	49,124	49,668
Finished goods	88,783	77,009

Total	$288,362	$284,693

3. Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency instruments, interest rate swaps and minimum pension liability adjustments. The before tax income (loss), related income tax expense (benefit) and accumulated balance are as follows:

			Unrealized
	Foreign	Unrealized	Gains	Minimum	Accumulated
	Currency	Gains on	(Losses) On	Pension	Other
	Translation	Currency	Interest	Liability	Comprehensive
	Adjustment	Instruments	Rate Swaps	Adjustments	Loss

Balance at December 31, 2001	$(18,208)	$–	$(2,497)	$(2,735)	$(23,440)
Before tax	(3,691)	–	1,250	–	(2,441)
Income tax effect	(923)	–	475	–	(448)

Other comprehensive income (loss)	(2,768)	–	775	–	(1,993)

Balance at March 31, 2002	(20,976)	–	(1,722)	(2,735)	(25,433)
Before tax	10,218	2,859	757	–	13,834
Income tax effect	1,719	457	288	–	2,464

Other comprehensive income	8,499	2,402	469	–	11,370

Balance at June 30, 2002	$(12,477)	$2,402	$(1,253)	$(2,735)	$(14,063)

The Company’s total comprehensive income (loss) was as follows:

Three months ended June 30, 2002	$ (23,215)
Three months ended June 30, 2001	8,166
Six months ended June 30, 2002	(24,307)
Six months ended June 30, 2001	(4,540)

4. Restructuring Charges

In the fourth quarter of 2001, the Company recorded a one-time charge of $39,349 in conjunction with plans for the closure and realignment of certain manufacturing facilities and administrative functions in the United States, Canada and Europe. The charge included $26,727 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 820 production and administrative employees. A total of $2,482 was paid in the fourth quarter of 2001, $6,846 was paid in the three month period ended March 31, 2002, and $3,380 was paid in the three month period ended June 30, 2002. Approximately $4,840, $4,593 and $4,586 are expected to be paid in the last six months of 2002, and in 2003 and 2004, respectively. In the first quarter of 2002, the Company recorded a $4,375 gain related to the post-employment benefit plan curtailment associated with these workforce reductions. This gain was credited to cost of goods sold.

In June 2000, the Company recorded a charge of $35,222 for the realignment of certain manufacturing facilities. The charge included $27,098 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 860 employees, primarily production employees. A total of $5,011, $15,961, $3,087 and $424 were paid in the year ended July 31, 2000, the five months ended December 31, 2000, the year ended December 31, 2001 and the six month period ended June 30, 2002, respectively. Approximately $2,483 and $132 will be paid in the last two quarters of 2002 and in 2003, respectively.

The following table summarizes the reserve for restructuring charges:

	Termination	Exit/Impairment
	Benefits	Costs	Total

Reserve at December 31, 2001	$28,081	$4,343	$32,424	(a)
Payments and charges in the six-month period ended June 30, 2002	(11,303)	(724)	(12,027)

Reserve at June 30, 2002
	$16,778	$3,619	$20,397	(b)

(a) Includes $4,156 classified as liabilities of discontinued operations.
(b) Includes $2,029 classified as liabilities of discontinued operations.

5.   Recently Issued Accounting Standards

On October 3, 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of and also supersedes the accounting and reporting provisions of APB Opinion Number 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. Among its many provisions, SFAS No. 144 retains the fundamental requirements of both previous standards, however, it resolves significant implementation issues related to SFAS No. 121 and broadens the separate presentation of discontinued operations in the income statement required by APB Opinion Number 30 to include a component of an entity (rather than a segment of a business). The Company adopted SFAS No. 144 on January 1, 2002. The presentation of the Company’s retail aftermarket gas engine business as a discontinued operation is in accordance with the provisions of SFAS No. 144.

In April of 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS No. 145). The provisions of SFAS No. 145 related to the rescission of FASB Statements No. 44 and 64 and amendment of SFAS No. 13 and Technical Corrections, were adopted by the Company in the second quarter of 2002. Adoption of these provisions did not have a material effect on the Company’s results of operations, financial position or cash flows. The provisions of SFAS No. 145 related to rescission of SFAS No. 4 are required to be adopted by the first quarter of 2003. Upon adoption, gains and losses relative to early extinguishment of debt which are reported as extraordinary items will be reclassified to operating expense.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002.

6.   Goodwill and Other Intangible Assets-Adoption of SFAS No. 142.

On June 29, 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 addresses accounting and reporting of acquired goodwill and other intangible assets and was adopted by the Company effective January 1, 2002. The goodwill impairment testing provisions of SFAS No. 142 must be applied to any goodwill or other intangible assets that are recognized in the Company’s financial statements at the time of adoption. Also upon adoption, goodwill is no longer amortized and is tested for impairment at least annually. Excluding goodwill amortization of $1,544, the Company’s net income from continuing operations would have been $4,974 in the quarter ended June 30, 2001. Excluding goodwill amortization of

$3,072, the Company’s net income would have been $249 in the six months ended June 30, 2001. At June 30, 2002, the Company had goodwill and other intangible assets totaling $189,000, net of accumulated amortization. Any goodwill or other intangible assets impairment losses recognized from the initial impairment test will be reported as a cumulative effect of a change in accounting principle in the Company’s financial statements. The Company has completed step one of the transitional impairment test required by SFAS No. 142. The test indicates potential impairment losses in certain of its OE and Aftermarket businesses. The amount of the loss, if any, will be determined in the fourth quarter of 2002 and reported as the cumulative effect of a change in accounting principle effective in the first quarter of 2002.

7.   Long-term Debt

On June 28, 2002 the Company entered into a $250,000 secured, asset based, revolving credit facility (“Senior Credit Facility”) with a syndicate of banks, led by Wachovia Bank, National Association and its subsidiary Congress Financial Corporation. This Facility replaced the Company’s then-existing secured revolving credit facility of $200,000, which was due to expire on March 31, 2003. The new Facility extends through March 31, 2006 and has provisions for annual extensions thereafter.

The new Senior Credit Facility contains various covenants which include, among other things: (i) limitations on additional borrowings and encumbrances; (ii) the maintenance of certain financial ratios and compliance with certain financial tests and limitations; (iii) limitations on cash dividends paid; (iv) limitations on investments and capital expenditures; and (v) limitations on leases and sales of assets.

The new Senior Credit Facility is collateralized by liens on substantially all assets of the Company and substantially all of its domestic and certain foreign subsidiaries and by the capital stock of such subsidiaries.

At June 30, 2002, borrowings under the Senior Credit Facility were $148,400 and utilization of letters of credit totaled $5,900, leaving $95,700 unused and $61,900 available under the $250,000 facility.

8.   Acquisitions

During the six months ended June 30, 2002, the Company made payments totaling $4,364 under contractual put agreements to purchase additional shares from the minority shareholders of World Wide Automotive, Inc. (“World Wide”), which was acquired in 1997. These payments increased the Company’s ownership percentage of World Wide from 88.2% to 94.0%. The Company also made payments totaling $2,538 under contractual put agreements to purchase additional shares from the minority shareholder of Power Investments, Inc. (“Power”), which was acquired in 1996. These payments increased the Company’s ownership percentage of Power from 85.8% to 89.3%. Contingent earn-out payments of $497 were made during the quarter ended March 31, 2002 relative to the acquisition of Mazda North American Operations in June 2001. The Company currently expects to make additional payments of approximately $25,000 during the next twelve months for minority buyouts under existing contractual commitments.

9. Discontinued Operations

The Company has concluded that the retail aftermarket gas engine business does not fit with its strategic objectives, and in the second quarter of 2002, plans to exit this business were completed. In connection with the discontinuance of this business, a one-time charge of $29,935, net of income tax benefits of $3,539, was recorded in the second quarter to write down the relevant assets to their estimated realizable value. The Company currently expects to complete transfer of customer contracts and the sale and liquidation of the remaining assets during the second half of 2002. Additional costs, including operating losses during the wind-down period and employee severance costs, will be incurred during the second half of 2002 and will be reported in results from discontinued operations. Net sales, interest expense and loss before income tax from the discontinued operation are as follows:

	Three Month Period		Six Month Period
	Ended June 30		Ended June 30

	2002	2001	2002	2001

Net sales	$3,125	$13,362	$8,277	$27,621
Interest expense	1,600	1,060	2,921	1,835
Loss before tax	(7,980)	(1,398)	(12,828)	(4,065)

10. Derivative Financial Instruments

In order to hedge anticipated U.S. dollar-denominated intercompany sales of inventory by its South Korean subsidiary to a U.S. subsidiary against fluctuations between the South Korean Won and US dollar, the Company entered into a series of currency forward contracts during the second quarter of 2002. At maturity of each contract, the Company receives a contracted amount of South Korean Won in exchange for the US dollar payment in settlement of the intercompany sale. These derivative contracts are designated as a cash flow hedge and, accordingly, changes in fair value are charged to other comprehensive income (loss) (see Note 3). Realized gains and losses recorded upon settlement of the contracts are charged to earnings in the periods in which earnings are impacted by the variability of the cash flows of the settled intercompany sale.

11. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

The Company conducts a significant portion of its business through subsidiaries. The 8 5/8% Senior Notes, the 10 5/8% Senior Subordinated Notes and the 11% Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries (the Subsidiary Guarantors). Certain of the Company’s subsidiaries do not guarantee the Senior Notes or the Senior Subordinated Notes (the Non-Guarantor Subsidiaries). The claims of creditors of Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at June 30, 2002 and December 31, 2001 and for the three month and six month periods ended June 30, 2002 and 2001.

The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

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
XL Component Distribution Ltd.
AutoMatic Transmission International A/S

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
June 30, 2002
(Unaudited)

	Delco Remy
	International, Inc.		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

Assets
Current assets:
Cash and cash equivalents	$245	$81	$34,469	$–		$34,795
Trade accounts receivable, net	–	156,806	30,236	–		187,042
Other receivables	–	2,862	9,411	–		12,273
Inventories	–	237,379	52,720	(1,737	) (c)	288,362
Deferred income taxes	17,184	–	1,630	–		18,814
Assets of discontinued operations	–	5,043	4,133	–		9,176
Other current assets	4,608	2,520	9,543	–		16,671

Total current assets	22,037	404,691	142,142	(1,737)		567,133

Property and equipment	57	205,717	97,808	–		303,582
Less accumulated depreciation	31	108,465	23,635	–		132,131

Property and equipment, net	26	97,252	74,173	–		171,451

Deferred financing costs	16,089	–	–	–		16,089
Goodwill, net of accumulated amortization	–	163,765	21,583	–		185,348
Investments in joint ventures	516,188	–	–	(503,607	) (a)	12,581
Deferred income taxes	14,697	3	339	–		15,039
Other assets	5,516	3,222	2,273	–		11,011

Total assets	$574,553	$668,933	$240,510	$(505,344)		$978,652

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Accounts payable	$764	$109,151	$50,438	$–		$160,353
Intercompany accounts	(63,259)	75,970	(12,110)	(601	) (c)	–
Accrued interest	9,948	–	186	–		10,134
Accrued restructuring charges	–	17,539	829	–		18,368
Liabilities of discontinued operations	–	2,428	3,361	–		5,789
Other liabilities and accrued expenses	2,392	41,921	14,449	–		58,762
Current debt	–	1,057	21,992	–		23,049

Total current liabilities	(50,155)	248,066	79,145	(601)		276,455
Long-term debt, less current portion	591,650	12,937	9,765	–		614,352
Post-retirement benefits other than pensions	–	22,669	–	–		22,669
Accrued pension benefits	–	9,917	382	–		10,299
Accrued preferred dividends	35,353	–	–	–		35,353
Other non-current liabilities	2,055	3,616	707	–		6,378
Minority interest in subsidiaries	–	10,939	19,367	–		30,306

Stockholders’ equity:
Preferred stock – Series A	223,728	–	–	–		223,728
Common stock:
Class A shares	–	–	–	–		–
Class B shares	3	–	–	–		3
Class C shares	–	–	–	–		–
Subsidiary investment	–	291,416	93,249	(384,665	) (a)	–
Retained earnings (deficit)	(226,828)	72,145	47,933	(120,078	) (b)	(226,828)
Accumulated other comprehensive loss	(1,253)	(2,772)	(10,038)	–		(14,063)

Total stockholders’ equity (deficit)	(4,350)	360,789	131,181	(504,743)		(17,160)

Total liabilities and stockholders’ equity (deficit)	$574,553	$668,933	$240,510	$(505,344)		$978,652

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2001

	Delco Remy
	International, Inc.		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

Assets

Current assets:
Cash and cash equivalents	$–	$232	$23,636	$–			$23,868
Trade accounts receivable, net	–	131,033	24,371	–			155,404
Other receivables	–	2,711	6,233	–			8,944
Inventories	–	239,541	47,239	(2,087	) (c)		284,693
Deferred income taxes	17,184	–	3,991	–			21,175
Assets of discontinued operations	–	15,664	25,770	–			41,434
Other current assets	4,759	2,829	5,307	–			12,895

Total current assets	21,943	392,010	136,547	(2,087)			548,413

Property and equipment	57	201,673	92,852	–			294,582
Less accumulated depreciation	25	99,383	19,319	–			118,727

Property and equipment, net	32	102,290	73,533	–			175,855

Deferred financing costs	11,431	1,209	–	–			12,640
Goodwill, net of accumulated amortization	–	159,327	20,201	–			179,528
Investments in joint ventures	526,038	–	–	(514,894	) (a)		11,144
Deferred income taxes	11,121	12	(657)	–			10,476
Other assets	2,531	3,263	3,555	–			9,349

Total assets	$573,096	$658,111	$233,179	$(516,981)			$947,405

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$1,304	$96,739	$30,738	$–			$128,781
Intercompany accounts	(59,671)	53,781	6,491	(601	) (c)		–
Accrued interest	9,927	–	173	–			10,100
Accrued restructuring charges	–	26,376	1,892	–			28,268
Liabilities of discontinued operations	–	3,736	4,869	–			8,605
Other liabilities and accrued expenses	7,568	32,240	16,604	–			56,412
Current debt	–	804	5,967	–			6,771

Total current liabilities	(40,872)	213,676	66,734	(601)			238,937

Long-term debt, less current portion	548,683	34,580	9,915	–			593,178
Post-retirement benefits other than pensions	–	25,812	–	–			25,812
Accrued pension benefits	–	9,035	1,181	–			10,216
Accrued preferred dividends	20,971	–	–	–			20,971
Other non-current liabilities	1,842	4,089	724	–			6,655
Minority interest in subsidiaries	–	12,696	17,411	–			30,107

Stockholders' equity:
Preferred Stock – Series A	223,728	–	–	–			223,728
Common stock:
Class A shares	–	–	–	–			–
Class B shares	3	–	–	–			3
Class C shares	–	–	–	–			–
Subsidiary investment	–	291,416	93,099	(384,515	) (a)		–
Retained earnings (deficit)	(178,762)	69,542	62,323	(131,865	) (b)		(178,762)
Accumulated other comprehensive loss	(2,497)	(2,735)	(18,208)			–	(23,440)

Total stockholders' equity	42,472	358,223	137,214	(516,380)			21,529

Total liabilities and stockholders' equity (deficit)	$573,096	$658,111	$233,179	$(516,981)			$947,405

(a)    Elimination of investments in subsidiaries.
(b)    Elimination of investments in subsidiaries’ earnings.
(c)    Elimination of intercompany profit in inventory.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Month Period Ended June 30, 2002
(Unaudited)

	Delco Remy
	International, Inc.		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

Net sales	$–	$279,965	$115,328	$(112,811)	(a)	$282,482
Cost of goods sold	–	247,189	99,073	(112,811)	(a)	233,451

Gross profit		32,776	16,255	–		49,031

Selling, general and administrative expenses	3,151	18,167	4,499	–		25,817
Amortization of goodwill and intangibles	–	–	58	–		58

Operating income (loss)	(3,151)	14,609	11,698	–		23,156

Interest expense	(12,406)	(2,288)	(274)	–		(14,968)
Other non-operating income (expense)	–	(88)	(273)	–		(361)

Income (loss) from continuing operations before income taxes (benefit), minority interest in income of subsidiaries, loss from unconsolidated joint ventures, equity in earnings of subsidiaries and extraordinary items	(15,557)	12,233	11,151	–		7,827
Income tax expense (benefit)	(7,512)	5,912	4,410	–		2,810
Minority interest in income of subsidiaries	–	(612)	(1,120)	–		(1,732)
Loss from unconsolidated joint ventures	–	–	(269)	–		(269)
Equity in earnings of subsidiaries	(25,432)	–	–	25,432	(b)	–

Net income (loss) from continuing operations before extraordinary items	(33,477)	5,709	5,352	25,432		3,016

Discontinued Operations:
Loss from discontinued operations (including estimated loss on disposal of $33.5 million in 2002	–	(15,677)	(25,777)	–		(41,454)
Income tax benefit	–	(4,961)	–	–		(4,961)

Loss from discontinued operations	–	(10,716)	(25,777)	–		(36,493)

Extraordinary items:
Loss on early extinguishment of debt, net of income tax	(1,108)	–	–	–		(1,108)

Net income (loss)	(34,585)	(5,007)	(20,425)	25,432		(34,585)

Preferred dividends	7,623	–	–	–		7,623

Income (loss) attributable to common stockholders	$(42,208)	$(5,007)	$(20,425)	$25,432		$(42,208)

(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income of consolidated subsidiaries.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Month Period Ended June 30, 2001
(Unaudited)

	Delco Remy
	International, Inc.		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

Net sales	$–	$265,494	$99,580	$(109,517	)(a)	$255,557
Cost of goods sold	–	228,256	85,872	(109,517	)(a)	204,611
Special charges – cost of goods sold	–	2,184	–	–		2,184

Gross profit	–	35,054	13,708	–		48,762
Selling, general and administrative expenses	3,391	14,748	5,263	–		23,402
Amortization of goodwill and intangibles	–	1,427	127	–		1,554

Operating income (loss)	(3,391)	18,879	8,318	–		23,806

Interest expense	(11,153)	(2,865)	(276)	–		(14,294)
Other non-operating income	–	253	274	–		527

Income (loss) from continuing operations before
income taxes (benefit), minority interest in
income of subsidiaries, loss from unconsolidated
joint ventures, equity in earnings of subsidiaries
and extraordinary items	(14,544)	16,267	8,316	–		10,039

Income tax expense (benefit)	(5,152)	6,797	1,684	–		3,329
Minority interest in income of subsidiaries	–	(1,226)	(1,274)	–		(2,500)
Loss from unconsolidated joint ventures	–	–	(131)	–		(131)
Equity in earnings of subsidiaries	13,334	–	–	(13,334	)(b)	–

Net income (loss) from continuing operations
before extraordinary items	3,942	8,244	5,227	(13,334)		4,079

Discontinued operations:
Loss from discontinued operations	–	(702)	(697)	–		(1,399)
Income tax benefit	–	(259)	(305)	–		(564)

Loss from discontinued operations		(443)	(392)			(835)

Extraordinary items:
Gain on early extinguishment of debt, net of income tax	–	698	–	–		698

Net income (loss)	3,942	8,499	4,835	(13,334)		3,942

Preferred dividends	7,361	–	–	–		7,361

Income (loss) attributable to common stockholders	$(3,419)	$8,499	$4,835	$(13,334)		$(3,419)

(a)     Elimination of intercompany sales and cost of sales.
(b)     Elimination of equity in net income of consolidated subsidiaries.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Six Month Period Ended June 30, 2002
(Unaudited)

	Delco Remy
	International, Inc.		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

Net sales	$–	$541,656	$219,344	$(219,867	) (a)	$541,133
Cost of goods sold	–	475,445	186,905	(219,867	) (a)	442,483

Gross profit	–	66,211	32,439	–		98,650

Selling, general and administrative expenses	5,795	35,225	9,096	–		50,116
Amortization of goodwill and intangibles	–	19	72	–		91

Operating income (loss)	(5,795)	30,967	23,271	–		48,443

Interest expense	(24,754)	(5,020)	(423)	–		(30,197)
Other non-operating expense	–	(88)	(275)	–		(363)

Income (loss) from continuing operations before
income taxes, minority interest in income of
subsidiaries, losses from unconsolidated joint
ventures, equity in earnings of subsidiaries and
extraordinary items	(30,549)	25,859	22,573	–		17,883

Income tax expense (benefit)	(9,760)	9,839	5,644	–		5,723
Minority interest in income of subsidiaries	–	(1,117)	(2,418)	–		(3,535)
Loss from unconsolidated joint ventures	–	–	(1,470)	–		(1,470)
Equity in earnings of subsidiaries	(11,787)	–	–	11,787	(b)	–

Net income (loss) from continuing operations
before extraordinary items	(32,576)	14,903	13,041	11,787		7,155

Discontinued operations:
Loss from discontinued operations (including
estimated loss on disposal of $33.5 million in 2002)	–	(18,909)	(27,394)	–		(46,303)
Income tax benefit	–	(6,572)	–	–		(6,572)

Loss from discontinued operations	–	(12,337)	(27,394)	–		(39,731)

Extraordinary items:
Loss on early extinguishment of debt, net of income tax	(1,108)	–	–	–		(1,108)

Net income (loss)	(33,684)	2,566	(14,353)	11,787		(33,684)

Preferred dividends	14,382	–	–	–		14,382

Income (loss) attributable to common stockholders	$(48,066)	$2,566	$(14,353)	$11,787		$(48,066)

(a)     Elimination of intercompany sales and cost of sales.
(b)     Elimination of equity in net income of consolidated subsidiaries.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Six Month Period Ended June 30, 2001
(Unaudited)

	Delco Remy
	International, Inc.		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

Net sales	$–	$527,541	$193,175	$(219,519	) (a)	$501,197
Cost of goods sold	–	458,226	168,313	(219,519	) (a)	407,020
Special charges – cost of goods sold	–	4,282	–	–		4,282

Gross profit	–	65,033	24,862	–		89,895
Selling, general and administrative expenses	7,873	30,275	11,625	–		49,773
Amortization of goodwill and intangibles	–	2,816	298	–		3,114

Operating income (loss)	(7,873)	31,942	12,939	–		37,008

Interest expense	(19,862)	(6,485)	(466)	–		(26,813)
Non-recurring merger and tender offer expenses	(3,676)	–	–	–		(3,676)
Other non-operating income	–	254	624	–		878

Income (loss) from continuing operations before income taxes (benefit), minority interest in income of subsidiaries, loss from unconsolidated joint ventures, equity in earnings of subsidiaries and extraordinary items	(31,411)	25,711	13,097	–		7,397

Income tax expense (benefit)	(10,132)	10,610	2,119	–		2,597
Minority interest in income of subsidiaries	–	(2,079)	(2,243)	–		(4,322)
Loss from unconsolidated joint ventures	–	–	(522)	–		(522)
Equity in earnings of subsidiaries	19,391	–	–	(19,391	) (b)	–

Net income (loss) from continuing operations before extraordinary items	(1,888)	13,022	8,213	(19,391)		(44)

Discontinued operations:
Loss from discontinued operations	–	(1,331)	(2,735)	–		(4,066)
Income tax benefit	–	(490)	(1,034)	–		(1,524)

Loss from discontinued operations	–	(841)	(1,701)	–		(2,542)

Extraordinary items:
Gain on early extinguishment of debt, net of income tax.	–	698	–	–		698

Net income (loss)	(1,888)	12,879	6,512	(19,391)		(1,888)

Preferred dividends	7,361	–	–	–		7,361

Income (loss) attributable to common stockholders	$(9,249)	$12,879	$6,512	$(19,391)		$(9,249)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Six Month Period Ended June 30, 2002
(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Operating activities:
Net income (loss)	$(33,684)	$2,566	$(14,353)	$11,787	(a)	$(33,684)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of discontinued operations	–	6,571	23,364	–		29,935
Extraordinary item	–	1,108	–	–		1,108
Depreciation	3	10,121	4,548	–		14,672
Amortization	–	19	72	–		91
Minority interest in income of subsidiaries	–	1,117	2,418	–		3,535
Loss from unconsolidated joint ventures	–	–	1,470	–		1,470
Equity in earnings of subsidiary	11,787	–	–	(11,787)	(a)	–
Deferred income taxes	(3,576)	–	3,301	–		(275)
Post–retirement benefits other than pensions	–	(3,143)	–	–		(3,143)
Accrued pension benefits	(131)	1,013	(799)	–		83
Non-cash interest expense	1,228	338	–	–		1,566
Changes in operating assets and
liabilities, net of acquisitions:
Accounts receivable	–	(25,923)	(4,863)	–		(30,786)
Inventories	–	1,529	(4,186)	–		(2,657)
Accounts payable	(540)	10,755	20,844	–		31,059
Other current assets and liabilities	(5,004)	9,674	(10,675)	–		(6,005)
Cash payments for restructuring charges	–	(9,232)	(2,436)	–		(11,668)
Intercompany accounts	1,853	16,785	(18,638)	–		–
Other non-current assets and liabilities, net	(2,414)	5,627	1,833	–		5,046

Net cash provided by (used in) operating activities	(30,478)	28,925	1,900	–		347

Investing activities:
Acquisitions, net of cash acquired	–	(7,399)	–	–		(7,399)
Purchases of property and equipment	–	(5,728)	(3,904)	–		(9,632)
Investments in joint ventures	–	–	(3,000)	–		(3,000)

Net cash used in investing activities	–	(13,127)	(6,904)	–		(20,031)

Financing activities:
Net borrowings (repayments) under revolving line of credit and other	37,526	(15,949)	15,398	–		36,975
Deferred financing costs	(6,803)	–	–	–		(6,803)
Distributions to minority interests	–	–	(1,800)	–		(1,800)

Net cash provided by (used in) financing activities	30,723	(15,949)	13,598	–		28,372
Effect of exchange rate changes on cash	–	–	2,239	–		2,239

Net increase (decrease) in cash and cash equivalents	245	(151)	10,833	–		10,927
Cash and cash equivalents at beginning of period	–	232	23,636	–		23,868

Cash and cash equivalents at end of period	$245	$81	$34,469	$–		$34,795

(a)          Elimination of equity in earnings of subsidiaries.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Six Month Period Ended June 30, 2001
(Unaudited)

	Delco Remy
	International, Inc.		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

Operating activities:
Net income (loss)	$(1,888)	$12,879	$6,512	$(19,391	)(a)	$(1,888)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary item	–	(698)	–	–		(698)
Depreciation	2	9,666	4,126	–		13,794
Amortization	–	2,816	298	–		3,114
Equity in earnings of subsidiaries	(19,391)	–	–	19,391	(a)	–
Minority interest in income of subsidiaries	–	2,079	2,243	–		4,322
Loss from unconsolidated joint ventures	–	–	522	–		522
Deferred income taxes	(1,335)	–	(325)	–		(1,660)
Post–retirement benefits other than pensions	–	1,877	–	–		1,877
Accrued pension benefits	–	(259)	213	–		(46)
Non-cash interest expense	–	339	–	–		339
Changes in operating assets and liabilities, net of acquisitions and non-cash special charges:
Accounts receivable	–	(17,614)	(8,434)	–		(26,048)
Inventories	–	(2,388)	(2,176)	–		(4,564)
Accounts payable	2,595	2,178	1,426	–		6,199
Intercompany accounts	(131,008)	122,906	8,102	–		–
Other current assets and liabilities	1,714	(3,613)	(2,559)	–		(4,458)
Cash payments for restructuring charges	–	(1,619)	–	–		(1,619)
Non-cash special charges	–	4,282	–	–		4,282
Other non-current assets and liabilities, net	13,149	(6,522)	(2,556)	–		4,071

Net cash provided by (used in) operating activities	(136,162)	126,309	7,392	–		(2,461)

Investing activities:
Acquisitions, net of cash acquired	(16,616)	(3,217)	(2,916)	–		(22,749)
Purchases of property and equipment	20	(4,394)	(4,115)	–		(8,489)
Investments in joint ventures	–	–	(1,061)	–		(1,061)

Net cash provided by (used) in investing activities	(16,596)	(7,611)	(8,092)	–		(32,299)

Financing activities:
Net borrowings (repayments) under revolving line of credit and other	162,901	(118,277)	(1,687)	–		42,937
Deferred financing costs	(5,561)	–	–	–		(5,561)
Merger and tender offer costs	(4,582)	–	–	–		(4,582)
Distributions to minority interests	–	–	(762)	–		(762)

Net cash provided by (used in) financing activities	152,758	(118,277)	(2,449)	–		32,032
Effect of exchange rate changes on cash	–	–	(781)	–		(781)

Net increase (decrease) in cash and cash equivalents	–	421	(3,930)	–		(3,509)
Cash and cash equivalents at beginning of period	–	(256)	24,636	–		24,380

Cash and cash equivalents at end of period	$–	$165	$20,706	$–		$20,871

(a) Elimination of equity in earnings of subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Results of operations for 2002 and 2001 reflect the classification of the Company’s retail aftermarket gas engine business as a discontinued operation.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Sales Net sales of $282.5 million increased $26.9 million, or 10.5%, from the second quarter of 2001. This increase reflects higher volume in the electrical aftermarket ($11.6 million), the automotive OEM market ($6.2 million), the heavy duty OEM market ($2.0 million), core distribution services and other ($4.9 million) and the acquisitions of Mazda North American Operations ("Mazda") and Auto Matic Transmissions International A/S (“AMT”) in the second quarter of 2001 ($4.6 million). These increases were partially offset by lower volume in the powertrain/drivetrain aftermarket ($2.4 million).

Gross Profit Gross profit of $49.0 million increased $0.3 million, or 0.6%, and as a percentage of net sales was 17.4% compared with 19.1% in the second quarter of 2001. The year over year increase in gross profit reflected higher sales volume and improved margins in the automotive OEM market ($3.7 million), acquisitions ($1.3 million), improved volume and margins in the heavy duty OEM market ($2.4 million, including the effect of the $2.2 million special charge recorded in 2001 for warranty costs for a specific heavy duty alternator product) and higher volume in the core distribution business and other ($1.1 million). These improvements were partially offset by lower gross profit in the electrical aftermarket ($5.3 million), where higher volume was offset by start-up costs of new programs, and lower gross profit in the powertrain/drivetrain aftermarket ($2.9 million), where higher margins were offset by lower volume. Margins were negatively impacted by increased inventory usage in the aftermarket to maximize cash flow which resulted in higher levels of scrap. Also, the adverse effect of the weakening U.S. dollar on costs in the Company's foreign production facilities negatively impacted margins. The initiative to use existing inventory to conserve cash will be continued and is expected to continue to negatively impact margins. The margin improvements discussed above reflect the impact of the restructuring actions initiated in the fourth quarter of 2001. Excluding the special charge in 2001, gross profit was down $1.9 million, or 3.8%, and as a percentage of sales was 17.4% compared with 19.9% in the second quarter of 2001.

Selling, General and Administrative Expenses Selling, general and administrative (SG&A) expenses increased $2.4 million, or 10.3%, and as a percentage of net sales were 9.1% compared with 9.2% in the second quarter of 2001. This year over year increase reflects the impact of acquisitions in 2001 and investments in marketing programs, products and infrastructure for both heavy duty and automotive businesses, particularly in Europe. Offsetting these increases were cost and business process improvement programs initiated in the fourth quarter of 2001 and overall spending reductions throughout the Company.

Operating Income Operating income of $23.2 million decreased $0.7 million, or 2.7%, and as a percentage of net sales was 8.2% compared with 9.3% in the second quarter of 2001. This decrease resulted from the sales, gross profit and SG&A expense issues discussed above. Excluding the special charge and goodwill amortization in 2001, operating income decreased $4.4 million, or 15.9%, and as a percentage of net sales was 8.2% compared with 10.8% for the three months end June 30, 2001.

Interest ExpenseInterest expense of $15.0 million in the second quarter of 2002 increased $0.7 million from the comparable period in 2001. This increase was due to higher levels of debt to fund acquisitions ($0.7 million) and the higher rate associated with the 11.0% senior subordinated notes issued on April 26, 2001 ($0.3 million), partially offset by reduced funding requirements for operations ($0.4 million). Interest expense included in results of discontinued operations was $1.6 million in 2002 and $1.1 million in 2001.

Income Taxes The Company’s consolidated effective income tax rate was 35.9% in the second quarter of 2002 compared with the U.S. statutory rate of 35.0%.

Loss From Unconsolidated Joint Ventures The year over year increase in joint venture losses was due primarily to increased research and development activity in iPower Technologies, L.L.C.

Loss from Discontinued Operations The loss from discontinued operations before income tax in the second quarter consisted of operating losses of $8.0 million in 2002 and $1.4 million in 2001 and the estimated loss on disposal of $33.5 million in the second quarter of 2002.

Extraordinary Items In the second quarter of 2002, the Company recorded an extraordinary charge of $1.1 million, net of income taxes of $0.7 million, in connection with the early retirement of its $200 million revolving credit facility. In the second quarter of 2001, the Company recorded an extraordinary gain of $0.7 million, net of income taxes of $0.4 million, in connection with the early retirement of the GM Subordinated Debenture.

Results of Operations

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net Sales Net sales of $541.1 million increased $39.9 million, or 8.0%, compared to the six months ended June 30, 2001. This increase reflected higher volume in the electrical aftermarket ($18.8 million), the automotive OEM market ($9.6 million), core distribution services and other ($4.4 million) and the powertrain/drivetrain aftermarket ($0.3 million), as well as the acquisition of Mazda, XL Component Distribution Limited (“XL”) and AMT in 2001 ($11.4 million). These increases were partially offset by lower volume in the heavy duty OEM market, particularly in Europe ($4.6 million).

Gross Profit Gross profit of $98.7 million increased $8.8 million, or 9.7%, and as a percentage of net sales was 18.2% compared with 17.9% for the six months ended June 30, 2001. The year over year increase reflected higher sales volume and improved margins in the automotive OEM market ($10.9 million), improved margins in the heavy duty OEM market ($4.0 million, including the effect of the $4.3 million special warranty charge recorded in 2001), higher volume in core distribution services and other ($1.3 million) and acquisitions ($3.9 million). The improvements in automotive and heavy duty OEM margin include a post-employment benefit curtailment gain of $4.4 million recorded in the first quarter of 2002. These improvements were partially offset by lower gross profit in the electrical aftermarket ($8.7 million), where higher volume was offset by start up costs of new programs, and lower gross profit in the powertrain/drivetrain aftermarket ($2.6 million). Margins were negatively impacted by increased inventory usage in the aftermarket to maximize cash flow which resulted in higher levels of scrap. Also, the adverse effect of the weakening US dollar on costs in the Company’s foreign production facilities negatively impacted margins. The initiative to use existing inventory to conserve cash will be continued and is expected to continue to negatively impact margins. The margin improvements discussed above reflect the initial impact of the restructuring actions initiated in the fourth quarter of 2001. Excluding the curtailment gain in 2002 and the special charge in 2001, gross profit was up $0.1 million, or 0.1%, and as a percentage of sales was 17.4% compared with 18.8% for the six months ended June 30, 2001.

Selling, General and Administrative Expenses SG&A expenses increased $0.3 million, or 0.7%, and as a percentage of net sales were 9.3% compared with 9.9% for the six months ended June 30, 2001. Savings generated by cost and business improvement programs initiated in the fourth quarter of 2001 were offset by investments in marketing programs, products and infrastructure for both heavy duty and automotive businesses, particularly in Europe.

Operating Income Operating income of $48.4 million increased $11.4 million, or 30.9%, and as a percentage of net sales was 9.0% compared with 7.4% for the six months ended June 30, 2001. This improvement resulted from the sales, gross profit and SG&A expense issues discussed above. Excluding the curtailment gain in 2002 and the special charge and goodwill amortization in 2001, operating income decreased $.3 million, or 0.7%, and as a percentage of net sales was 8.1% compared with 8.9% for the six months ended June 30, 2001.

Interest Expense Interest expense of $30.2 million in the first six months of 2002 increased $3.4 million from the comparable period in 2001. This increase was due to higher levels of debt to fund acquisitions ($1.5 million), the higher rate associated with the 11.0% senior subordinated notes issued on April 26, 2001 ($1.3 million) and increased funding requirements for operations ($0.6 million). Interest expense included in results of discontinued operations was $2.9 million in 2002 and $1.8 million in 2001.

Income Taxes The Company’s consolidated effective income tax rate was 32.0% in the first six months of 2002 compared with the U.S. statutory rate of 35.0%. This difference is attributable primarily to earnings in foreign jurisdictions, which have effective rates lower than the US federal rate.

Loss From Unconsolidated Joint Ventures The year over year increase in joint venture losses was due primarily to increased research and development activity in iPower Technologies, L.L.C.

Loss from Discontinued Operations The loss from discontinued operations before income tax in the first six months consisted of operating losses of $12.8 million in 2002 and $4.1 million in 2001 and the estimated loss on disposal of $33.5 million in the second quarter of 2002.

Extraordinary Items In the second quarter of 2002, the Company recorded an extraordinary charge of $1.1 million, net of income taxes of $0.7 million, in connection with the early retirement of its $200 million revolving credit facility. In the second quarter of 2001, the Company recorded an extraordinary gain of $0.7 million, net of income taxes of $0.4 million, in connection with the early retirement of the GM Subordinated Debenture.

Liquidity and Capital Resources

The Company’s short-term liquidity needs include required debt service, including capital lease payments, day-to-day operating expenses, working capital requirements, funding of capital expenditures and minority interest buy outs under existing contractual commitments. Long-term liquidity requirements include principal payments of long-term debt and the funding of acquisitions. The Company’s principal sources of cash to fund its short-term liquidity needs consist of cash generated by operations and borrowings under the Company's new Senior Credit Facility.

On June 28, 2002 the Company entered into a $250 million secured, asset based, revolving credit facility ("Senior Credit Facility") with a syndicate of banks, led by Wachovia Bank, National Association and its subsidiary Congress Financial Corporation. This Facility replaced the Company’s then-existing secured revolving credit facility of $200 million, which was due to expire on March 31, 2003. The new Facility extends through March 31, 2006 and has provisions for annual extensions thereafter. The Company intends to use this Facility for general corporate purposes including, but not limited to, general operating and working capital needs.

The new Senior Credit Facility contains various covenants which include, among other things: (i) limitations on additional borrowings and encumbrances; (ii) the maintenance of certain financial ratios and compliance with certain financial tests and limitations; (iii) limitations on cash dividends paid; (iv) limitations on investments and capital expenditures; and (v) limitations on leases and sales of assets.

The new Senior Credit Facility is collateralized by liens on substantially all assets of the Company and substantially all of its domestic and certain foreign subsidiaries and by the capital stock of such subsidiaries.

At June 30, 2002, borrowings under the Senior Credit Facility were $148.4 million and utilization of letters of credit totaled $5.9 million, leaving $95.7 million unused and $61.9 million available under the $250.0 million facility.

Cash provided by operating activities of $0.3 million in the first six months of 2002 compares with cash used of $2.5 million in 2001. Increased accounts payable, reflecting improved terms and higher production activity, was largely offset by higher restructuring payments, lower earnings adjusted for non-cash items and a greater increase in accounts receivable due to increased shipments. Restructuring payments in both years consisted primarily of employee termination benefits.

Acquisition payments consisted of the purchase, under contractual put agreements, of increased ownership percentages of World Wide ($4.4 million) and Power ($2.5 million), and a contingent purchase price payment on the acquisition of Mazda ($0.5 million). Capital expenditures were primarily for production equipment and tooling. In the six months ended June 30, 2002, the Company made capital contributions totaling $3.0 million to its iPower joint venture. The Company currently expects to make payments of approximately $25 million during the next twelve months for minority interest buy outs under existing contractual commitments.

In the six months ended June 30, 2002, payments of $6.8 million were made for deferred financing costs in conjunction with the replacement of the Company’s prior senior credit facility.

Seasonality

The Company’s business is moderately seasonal, as its major OEM customers historically have one-to two- week operations shutdowns in July. In response, the Company typically has shut down its own operations for one week each July, depending on backlog, scheduled maintenance and inventory buffers, as well as an additional week during the December holidays. Consequently, the Company’s third and fourth quarter results reflect the effects of these shutdowns.

Foreign Sales

Approximately 20.1% of the Company’s net sales in the six months ending June 30, 2002 were derived from sales made to customers in foreign countries. Because of these foreign sales, the Company’s business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

Factors that May Affect Future Results

From time to time, the Company makes oral and written statements that may constitute “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”) or by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases. The Company desires to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including but not limited to, the forward-looking statements relating to the future performance of the Company contained in the Management’s Discussion and Analysis, Notes to Condensed Consolidated Financial Statements and other statements made in this Form 10-Q, the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and in other filings with the SEC.

The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks including but not limited to, risks associated with the uncertainty of future financial results, acquisitions, additional financing requirements, development of new products and services, the effect of competitive products or pricing, the effect of economic conditions and other uncertainties. Due to these uncertainties, the Company cannot assure readers that any forward-looking statements will prove to have been correct.

In connection with its decision to exit the retail aftermarket gas engine business, the Company currently anticipates that it will incur pre-tax operating losses of approximately $8.0 million during the second half of 2002, including operating losses during the wind-down period and employee severance costs. These items will be reported in results from discontinued operations.

Also, the Company has recorded $4.9 million as deferred acquisition cost relating to its efforts to acquire the Delphi Alternators Business. Delphi has recently announced a decision to wind-down these operations. The Company is still in active negotiations with Delphi to purchase some or all of the business. Should these negotiations fail, the deferred acquisition costs will be expensed.

The Company believes that cash generated from operations, together with the amounts available under the Senior Credit Facility, will be adequate to meet its cash needs for at least the next twelve months, although no assurance can be given in this regard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2002 there have been no material changes in the Company’s market risk exposure as described in Item 7A contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Remy Mexico Holdings, S. de R.L. de C.V. (“RMH”), an indirect subsidiary of the Company, and GCID Autopartes (“GCID”) are parties to a series of agreements, including a partnership agreement. The partnership agreement created Delco Remy Mexico, S. de R.L. de C.V. (“DRM”), which operates certain manufacturing facilities in Mexico. GCID is the minority partner with a 24% ownership interest. RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements in exchange for a $13,000,000 termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under certain of the agreements alleging that RMH failed to conduct the business of the partnership as contemplated therein. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association seeking damages for the alleged breaches of certain of the agreements between the parties. RMH has denied any such breaches. RMH, GCID and affiliates of GCID continue to maintain an ongoing relationship.

On March 11, 2002, GCID filed an application to file a First Amended Arbitration Demand adding additional claims and parties, including DRM, Remy Componentes, S. de R.L. de C.V., an indirect subsidiary of the Company, and Delco Remy America, Inc., a wholly owned subsidiary of the Company (together with RMH, the “Named Parties”). The First Amended Arbitration Demand seeks damages for breach of fiduciary duty, breaches of contracts between and among the various parties, and tortious interference with contractual relations. The damages include a claim for the $13,000,000 termination payment and a claim for $17,000,000 for alleged breach of a Services Agreement between DRM, Remy Componentes and GCI Services, S.A. de C.V. (“Services”), an affiliate of GCID, pursuant to which Services provides labor to the partnership. The Company disputes all the claims alleged in the First Amended Arbitration Demand and denies any liability for damages to GCID or any of its affiliates. Services continues to provide services to DRM. In addition, another affiliate of GCID, Sistemas y Componentes Electricos, S.A. de C.V., continues to be the leaseholder of the premises occupied by DRM.

On March 26, 2002, the Company filed an Objection to the Application to File a First Amended Arbitration Demand, wherein the Company maintained that the arbitration panel lacks jurisdiction over certain of the claims asserted and certain of the Named Parties and that GCID does not have standing to assert certain of those claims. On March 27, 2002, the arbitration panel set a discovery schedule and scheduled the arbitration hearing for November 4, 2002 through November 8, 2002. The parties have jointly requested the Arbitration Panel to extend the discovery schedule and reschedule the hearing to the earliest available time after February 1, 2003. The Company believes that the Named Parties have meritorious defenses to the action, but it is unable to predict whether the proceedings will have a material adverse effect on the Company.

Item 6.  Exhibits and Reports on Form 8-K

(b)	The following report on Form 8-K was filed during the quarter or prior to the filing of the Form 10-Q for the quarter ended
June 30, 2002.

	1.	Report dated July 5, 2002 containing the press release issued by Delco Remy International, Inc. on June 28, 2002 and the Loan and Security Agreement relative to the Company’s $250 million secured, asset based, revolving credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELCO REMY INTERNATIONAL, INC.
(Registrant)

Date: August 14, 2002	By: /s/ Rajesh K. Shah
Rajesh K. Shah
Executive Vice President and
Chief Financial Officer

Date: August 14, 2002	By: /s/ Allen R. Wilkie
Allen R. Wilkie
Vice President and Operations Controller
Chief Accounting Officer