Form 10-Q
period 2002-09-30
DELCO REMY INTERNATIONAL INC
filed 2002-11-14
CIK 1046859

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

☒Yes                                                                                                   No __

             Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding as of November 1, 2002
Common Stock – Class A	1,000
Common Stock – Class B	2,485,337.49
Common Stock – Class C	16,687

Delco Remy International, Inc. and Subsidiaries

SIGNATURES	31

CERTIFICATIONS	32

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2002	December 31, 2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,893	$23,868
Trade accounts receivable, net	180,698	155,404
Other receivables	14,798	8,944
Inventories	288,942	284,693
Deferred income taxes	18,366	21,175
Assets of discontinued operations	8,618	41,434
Other current assets	17,044	12,895

Total current assets	540,359	548,413

Property and equipment	302,524	294,582
Less accumulated depreciation	134,637	118,727

Property and equipment, net	167,887	175,855

Deferred financing costs	18,700	12,640
Goodwill, net of accumulated amortization	185,992	179,528
Investments in joint ventures	11,390	11,144
Deferred income taxes	14,565	10,476
Other assets	16,319	9,349

Total assets	$955,212	$947,405

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$136,044	$128,781
Accrued interest	13,921	10,100
Accrued restructuring charges	13,729	28,268
Liabilities of discontinued operations	6,588	8,605
Other liabilities and accrued expenses	71,254	56,412
Current debt	21,833	6,771

Total current liabilities	263,369	238,937

Long-term debt, less current portion	615,858	593,178
Post-retirement benefits other than pensions	23,553	25,812
Accrued pension benefits	9,272	10,216
Other non-current liabilities	12,838	6,655
Commitments and contingencies
Minority interest in subsidiaries	24,608	30,107
Redeemable preferred stock	266,508	244,699

Stockholders’ equity:
Common stock:
Class A shares	—	—
Class B shares	3	3
Class C shares	—	—
Retained deficit	(248,802)	(178,762)
Accumulated other comprehensive loss	(11,995)	(23,440)

Total stockholders’ deficit	(260,794)	(202,199)

Total liabilities and stockholders’ deficit	$955,212	$947,405

See Notes to Condensed Consolidated Financial Statements

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands)

	Three Month Period Ended September 30		Nine Month Period Ended September 30

	2002	2001	2002	2001

Net sales	$268,453	$259,166	$809,586	$760,363
Cost of goods sold	222,852	209,912	665,335	616,932
Special charges – cost of goods sold	—	1,785	—	6,067

Gross profit	45,601	47,469	144,251	137,364
Selling, general and administrative expenses	25,098	23,518	75,214	73,404
Amortization of goodwill and intangibles	341	1,826	432	4,827

Operating income	20,162	22,125	68,605	59,133
Interest expense, net	(14,306)	(15,287)	(44,504)	(42,100)
Non-recurring merger and tender offer expenses	—	(1,055)	—	(4,731)
Other non-operating income (expense)	(772)	(547)	(1,135)	331

Income from continuing operations before income taxes, minority interest in income of subsidiaries, loss from unconsolidated joint ventures and extraordinary items	5,084	5,236	22,966	12,633
Income tax expense	1,626	1,909	7,349	4,506
Minority interest in income of subsidiaries	(1,286)	(2,301)	(4,821)	(6,623)
Loss from unconsolidated joint ventures	(1,230)	(721)	(2,699)	(1,243)

Net income from continuing operations before extraordinary items	942	305	8,097	261
Discontinued operations:
Loss from discontinued operations (including estimated loss on disposal of $33.5 million in the second quarter of 2002)	(8,917)	(5,224)	(55,220)	(9,290)
Income tax expense (benefit)	6,572	(1,905)	—	(3,429)

Net loss from discontinued operations	(15,489)	(3,319)	(55,220)	(5,861)
Extraordinary items:
Gain (loss) on early extinguishment of debt, net of income tax	—	—	(1,108)	698

Net loss	(14,547)	(3,014)	(48,231)	(4,902)
Preferred dividends	7,427	6,843	21,809	14,204

Loss attributable to common stockholders	$(21,974)	$(9,857)	$(70,040)	$(19,106)

See Notes to Condensed Consolidated Financial Statements

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Month Period Ended September 30

	2002	2001

Operating activities:
Net loss	$(48,231)	$(4,902)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	21,746	5,861
Loss on disposal of discontinued operations	33,474	—
Extraordinary items	1,108	(698)
Depreciation	21,680	19,298
Amortization	432	4,827
Minority interest in income of subsidiaries	4,821	6,623
Loss from unconsolidated joint ventures	2,699	1,243
Deferred income taxes	2,771	(120)
Post-retirement benefits other than pensions	(2,259)	2,859
Accrued pension benefits	(944)	108
Non-cash interest expense	2,663	1,019
Changes in operating assets and liabilities, net of acquisitions and non-cash special charges:
Accounts receivable	(25,294)	(40,592)
Inventories	(5,081)	(11,182)
Accounts payable	7,263	10,938
Other current assets and liabilities	8,578	6,125
Cash payments for restructuring charges	(14,607)	(3,057)
Non-cash special charges	—	6,067
Other non-current assets and liabilities, net	(813)	(368)

Net cash provided by operating activities of continuing operations	10,006	4,049

Investing activities:
Acquisitions, net of cash acquired	(13,918)	(25,394)
Purchases of property and equipment	(14,560)	(12,199)
Investments in joint ventures	(3,000)	(1,887)

Net cash used in investing activities of continuing operations	(31,478)	(39,480)

Financing activities:
Net borrowings under revolving line of credit and other	37,888	59,075
Deferred financing costs	(8,011)	(5,561)
Merger and tender offer costs	—	(4,755)
Distributions to minority interests	(1,800)	(762)

Net cash provided by financing activities of continuing operations	28,077	47,997
Effect of exchange rate changes on cash	1,475	(495)
Cash flows of discontinued operations	(20,055)	(16,327)

Net decrease in cash and cash equivalents	(11,975)	(4,256)
Cash and cash equivalents at beginning of period	23,868	22,346

Cash and cash equivalents at end of period	$11,893	$18,090

See Notes to Condensed Consolidated Financial Statements

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands)

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The Company reclassified operating results and cash flows in 2002 and 2001 and the balance sheet at December 31, 2001 to reflect the classification of the Company’s retail aftermarket gas engine business as a discontinued operation. For more information on this matter refer to Note 9.

Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Other than as described in Note 5, the Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2001.

2. Additional Balance Sheet Information

The components of inventory were as follows:

	September 30, 2002	December 31, 2001

Raw material	$153,038	$158,016
Work-in-process	43,162	49,668
Finished goods	92,742	77,009

Total	$288,942	$284,693

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

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Currency Instruments	Unrealized Gains (Losses) On Interest Rate Swaps	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Income/ (Loss)

Balance at December 31, 2001	$(18,208)	$—	$(2,497)	$(2,735)	$(23,440)
Before tax	(3,691)	—	1,250	—	(2,441)
Income tax effect	(923)	—	475	—	(448)

Other comprehensive income (loss)	(2,768)	—	775	—	(1,993)

Balance at March 31, 2002	(20,976)	—	(1,722)	(2,735)	(25,433)
Before tax	10,218	2,859	757	—	13,834
Income tax effect	1,719	457	288	—	2,464

Other comprehensive income	8,499	2,402	469	—	11,370

Balance at June 30, 2002	(12,477)	2,402	(1,253)	(2,735)	(14,063)
Before tax	4,109	(1,555)	1,200	—	3,754
Income tax effect	1,479	(249)	456	—	1,686

Other comprehensive income (loss)	2,630	(1,306)	744	—	2,068

Balance at September 30, 2002	$(9,847)	$1,096	$(509)	$(2,735)	$(11,995)

The Company’s total comprehensive loss was as follows:

Three months ended September 30, 2002	$(12,479)
Three months ended September 30, 2001	(4,511)

Nine months ended September 30, 2002	(36,786)
Nine months ended September 30, 2001	(9,051)

4. Restructuring Charges

In September 2002, the Company recorded a charge of $2,960 in conjunction with plans for the closure of the manufacturing and administrative functions of its discontinued retail aftermarket gas engine business. The charge, which was reported as a component of the loss from discontinued operations, included $668 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 165 production and administrative employees. Substantially all payments under these programs will be made in the fourth quarter of 2002. The charge also included $2,292 for the estimated cost of closing facilities.

In the fourth quarter of 2001, the Company recorded a charge of $39,349 in conjunction with plans for the closure and realignment of certain manufacturing facilities and administrative functions in the United States, Canada and Europe. The charge included $26,727 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 820 production and administrative employees. A total of $2,482 was paid in the fourth quarter of 2001, and $13,482 was paid in the nine month period ended September 30, 2002. Approximately $1,584, $4,593 and $4,586 are expected to be paid in the last three months of 2002, and in 2003 and 2004, respectively. In the first quarter of 2002, the Company recorded a $4,375 gain relating to the post-employment benefit plan curtailment associated with these workforce reductions. This gain was credited to cost of goods sold.

In June 2000, the Company recorded a charge of $35,222 for the realignment of certain manufacturing facilities. The charge included $27,098 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 860 employees, primarily production employees. A total of $5,011, $15,961, $3,087 and $1,630 were paid in the year ended July 31, 2000, the five months ended December 31, 2000, the year ended December 31, 2001 and the nine month period ended September 30, 2002, respectively. Approximately $1,277 and $132 will be paid in the last three months of 2002 and in 2003, respectively.

The following table summarizes the reserve for restructuring charges:

	Termination Benefits	Exit/Impairment Costs	Total

Reserve at December 31, 2001	$28,081	$4,343	$32,424	(a)
Payments and charges in the nine-month period ended September 30, 2002	(15,280)	(2,500)	(17,780)
Provisions in the nine-month period ended September 30, 2002	668	2,292	2,960

Reserve at September 30, 2002	$13,469	$4,135	$17,604	(b)

(a)	Includes $4,156 classified as liabilities of discontinued operations.
(b)	Includes $3,875 classified as liabilities of discontinued operations.

5. Recently Issued Accounting Standards

On October 3, 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121)and the accounting and reporting provisions of APB Opinion Number 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. Among its many provisions, SFAS No. 144 retains the fundamental requirements of both previous standards; however, it resolves significant implementation issues related to SFAS No. 121 and broadens the separate presentation of discontinued operations in the income statement required by APB Opinion Number 30 to include a component of an entity (rather than a segment of a business). The Company adopted SFAS No. 144 on January 1, 2002. The presentation of the Company’s retail aftermarket gas engine business as a discontinued operation is in accordance with the provisions of SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS No. 145). The provisions of SFAS No. 145 related to the rescission of FASB Statements No. 44 and 64 and amendment of SFAS No. 13 and Technical Corrections were adopted by the Company in the second quarter of 2002. Adoption of these provisions did not have a material effect on the Company’s results of operations, financial position or cash flows. The provisions of SFAS No. 145 related to rescission of SFAS No. 4 are required to be adopted by the first quarter of 2003. Upon adoption, gains and losses relative to early extinguishment of debt which are reported as extraordinary items will be reclassified to operating expense or income.

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

6. Goodwill and Other Intangible Assets-Adoption of SFAS No. 142.

On June 29, 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 addresses accounting and reporting of acquired goodwill and other intangible assets and was adopted by the Company effective January 1, 2002. The goodwill impairment testing provisions of SFAS No. 142 must be applied to any goodwill or other intangible assets that are recognized in the Company’s financial statements at the time of adoption. Also upon adoption, goodwill is no longer amortized and is tested for impairment at least annually. Excluding goodwill amortization of $1,819, the Company’s net loss from continuing operations would have been $1,858 in the quarter ended September 30, 2001. Excluding goodwill amortization of $4,778, the Company’s net loss would have been $1,686 in the nine months ended September 30, 2001. At September 30, 2002, the Company had goodwill and other intangible assets totaling $189,500, net of accumulated amortization. Any goodwill or other intangible assets impairment losses recognized from the initial impairment test will be reported as a cumulative effect of a change in accounting principle in the Company’s financial statements. The Company has completed step one of the transitional impairment test required by SFAS No. 142. The test indicates potential impairment losses in certain of its original equipment and aftermarket businesses. The amount of the loss, if any, will be determined in the fourth quarter of 2002 and reported as the cumulative effect of a change in accounting principle effective in the first quarter of 2002.

7. Long-term Debt

On June 28, 2002 the Company entered into a $250,000 secured, asset based, revolving credit facility (the “Senior Credit Facility”) with a syndicate of banks led by Wachovia Bank, National Association and its subsidiary Congress Financial Corporation. The Senior Credit Facility replaced the Company’s then-existing secured revolving credit facility of $200,000, which was due to expire on March 31, 2003. The Senior Credit Facility extends through March 31, 2006 and has provisions for annual extensions thereafter.

The Senior Credit Facility contains various restrictive covenants, which include, among other things: (i) limitations on additional borrowings and encumbrances; (ii) the maintenance of certain financial ratios and compliance with certain financial tests and limitations; (iii) limitations on cash dividends paid; (iv) limitations on investments and capital expenditures; and (v) limitations on leases and sales of assets.

The Senior Credit Facility is collateralized by liens on substantially all assets of the Company and its domestic and certain foreign subsidiaries and by the capital stock of such subsidiaries.

At September 30, 2002, borrowings under the Senior Credit Facility were $149,600 and utilization of letters of credit totaled $6,800, leaving $93,600 unused and $51,500 available under the Senior Credit Facility.

8. Redeemable Preferred Stock

Preferred stock – Series A has been reclassified from stockholders’ equity to mezzanine equity to reflect the mandatory redemption on April 16, 2021. Accrued preferred dividends have been combined with the preferred stock in this caption to reflect the current redemption value. The reclassification has been retroactively applied to prior periods and had no effect on net income (loss).

9. Acquisitions

During the nine months ended September 30, 2002, the Company made payments totaling $5,398 under contractual put agreements to purchase additional shares from the minority shareholders of World Wide Automotive, Inc. (“World Wide”), which was acquired in 1997. These payments increased the Company’s ownership percentage of World Wide from 88.2% to 94.0%. The Company made payments totaling $2,538 under contractual put agreements to purchase additional shares from the minority shareholder of Power Investments, Inc. (“Power”), which was acquired in 1996. These payments increased the Company’s ownership percentage of Power from 85.8% to 89.3%. The Company also made payments totaling $5,485 to purchase additional shares from the minority shareholders of Delco Remy Korea, which was acquired in 1999. This transaction increased the Company’s ownership percentage in Delco Remy Korea from 81.0% to 89.8%. Contingent earn-out payments of $497 were made during the quarter ended March 31, 2002 relative to the acquisition of Mazda North American Operations in June 2001. The Company currently expects to make additional payments of approximately $19,000 during the next twelve months to minority shareholders under existing contractual commitments.

10. Discontinued Operations

In the second quarter of 2002, the Company concluded that its retail aftermarket gas engine business does not fit with its strategic objectives and completed plans to exit the business. In connection with the discontinuance of the business, a one-time charge of $33,474 was recorded in the second quarter of 2002 to write down the relevant assets to their estimated realizable value. An additional charge of $2,960 was recorded in the third quarter of 2002 for the estimated cost of employee termination benefits and closure of facilities (see Note 4). Estimated future taxable income relative to discontinued operations, both in the United States and Canada, and reversing taxable temporary differences, are not sufficient to absorb the losses recorded to date. Therefore, a valuation allowance equal to the 2002 income tax effect of the losses was established in the third quarter of 2002. The Company currently expects to complete transfer of customer contracts and the sale and liquidation of the remaining assets during the fourth quarter of 2002. Additional operating losses during the wind-down period will be incurred during the fourth quarter of 2002 and will be reported in results from discontinued operations. Net sales, interest expense and loss before income tax from the discontinued operation are as follows:

	Three Month Period Ended September 30		Nine Month Period Ended September 30

	2002	2001	2002	2001

Net sales	$2,131	$11,139	$10,408	$38,760
Interest expense	1,707	1,188	4,628	3,023
Loss before tax	(8,917)	(5,224)	(21,746)	(9,290)

11. Derivative Financial Instruments

In order to hedge anticipated U.S. dollar-denominated inter-company sales of inventory by its South Korean subsidiary to a United States subsidiary against fluctuations between the South Korean Won and U.S. dollar, the Company entered into a series of currency forward contracts during the second quarter of 2002. These derivative contracts are designated as a cash flow hedge. Prior to recording the inter-company sale, changes in the fair value of the forward contracts are charged or credited to other comprehensive income (loss) (see Note 3). Subsequent to the date of the inter-company sale, changes in the fair value of the contracts are charged or credited to earnings. After the inventory is sold outside of the consolidated group, the unrealized gain or loss carried in equity is charged or credited to earnings.

In November 2000, the Company entered into an interest rate swap to hedge the exposure on a portion of its variable rate debt. The swap converts the libor-based rate into a fixed rate of 6.51% on debt of $100,000 for a period of two years. This swap has been designated as a cash flow hedge and changes in fair value are charged to other comprehensive income (loss) (see Note 3). Realized gains and losses are charged to earnings as interest expense in the period in which earnings are impacted by the variability of the cash flows of the interest paid.

12. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

The Company conducts a significant portion of its business through subsidiaries. The Company’s 8 5/8% Senior Notes Due 2007, 10 5/8% Senior Subordinated Notes Due 2006 and 11% Senior Subordinated Notes Due 2009 are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of the Company (the “Subsidiary Guarantors”). Certain of the Company’s subsidiaries do not guarantee the notes (the “Non-Guarantor Subsidiaries”). The claims of creditors of Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at September 30, 2002 and December 31, 2001 and for the three month and nine month periods ended September 30, 2002 and 2001.

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
XL Component Distribution Ltd.
AutoMatic Transmission International A/S

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
September 30, 2002
(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Assets
Current assets:
Cash and cash equivalents	$148	$110	$11,635	$—		$11,893
Trade accounts receivable, net	—	151,824	28,874	—		180,698
Other receivables	—	5,172	9,626	—		14,798
Inventories	—	239,343	51,727	(2,128	)(c)	288,942
Deferred income taxes	15,927	1,256	1,183	—		18,366
Assets of discontinued operations	—	5,638	2,980	—		8,618
Other current assets	7,397	2,341	7,306	—		17,044

Total current assets	23,472	405,684	113,331	(2,128)		540,359

Property and equipment	57	202,353	100,114	—		302,524
Less accumulated depreciation	34	107,418	27,185	—		134,637

Property and equipment, net	23	94,935	72,929	—		167,887

Deferred financing costs	18,700	—	—	—		18,700
Goodwill, net of accumulated amortization	—	164,576	21,416	—		185,992
Investments in joint ventures	512,993	—	—	(501,603	)(a)	11,390
Deferred income taxes	12,611	1,761	193	—		14,565
Other assets	10,140	3,994	2,185	—		16,319

Total assets	$577,939	$670,950	$210,054	$(503,731)		$955,212

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$621	$90,796	$44,627	$—		$136,044
Inter-company accounts	(65,683)	84,119	(17,835)	(601	)(c)	—
Accrued interest	13,916	—	5	—		13,921
Accrued restructuring charges	—	12,840	889	—		13,729
Liabilities of discontinued operations	—	3,602	2,986	—		6,588
Other liabilities and accrued expenses	14,398	46,048	10,808	—		71,254
Current debt	—	1,007	20,826	—		21,833

Total current liabilities	(36,748)	238,412	62,306	(601)		263,369

Long-term debt, less current portion	592,520	18,068	5,270	—		615,858
Post-retirement benefits other than pensions	—	23,553	—	—		23,553
Accrued pension benefits	—	8,762	510	—		9,272
Other non-current liabilities	4,967	7,179	692	—		12,838
Minority interest in subsidiaries	—	11,074	13,534	—		24,608
Redeemable preferred stock	266,508	—	—	—		266,508

Stockholders’ equity:
Common stock:
Class A shares	—	—	—	—		—
Class B shares	3	—	—	—		3
Class C shares	—	—	—	—		—
Subsidiary investment	—	291,416	98,732	(390,148	)(a)	—
Retained earnings (deficit)	(248,802)	75,221	37,761	(112,982	)(b)	(248,802)
Accumulated other comprehensive loss	(509)	(2,735)	(8,751)	—		(11,995)

Total stockholders’ equity (deficit)	(249,308)	363,902	127,742	(503,130)		(260,794)

Total liabilities and stockholders’ equity (deficit)	$577,939	$670,950	$210,054	$(503,731)		$955,212

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of inter-company profit in inventory.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2001

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$232	$23,636	$—		$23,868
Trade accounts receivable, net	—	131,033	24,371	—		155,404
Other receivables	—	2,711	6,233	—		8,944
Inventories	—	239,541	47,239	(2,087	)(c)	284,693
Deferred income taxes	17,184	—	3,991	—		21,175
Assets of discontinued operations	—	15,664	25,770	—		41,434
Other current assets	4,759	2,829	5,307	—		12,895

Total current assets	21,943	392,010	136,547	(2,087)		548,413

Property and equipment	57	201,673	92,852	—		294,582
Less accumulated depreciation	25	99,383	19,319	—		118,727

Property and equipment, net	32	102,290	73,533	—		175,855

Deferred financing costs	11,431	1,209	—	—		12,640
Goodwill, net of accumulated amortization	—	159,327	20,201	—		179,528
Investments in joint ventures	526,038	—	—	(514,894	)(a)	11,144
Deferred income taxes	11,121	12	(657)	—		10,476
Other assets	2,531	3,263	3,555	—		9,349

Total assets	$573,096	$658,111	$233,179	$(516,981)		$947,405

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,304	$96,739	$30,738	$—		$128,781
Inter-company accounts	(59,671)	53,781	6,491	(601	)(c)	—
Accrued interest	9,927	—	173	—		10,100
Accrued restructuring charges	—	26,376	1,892	—		28,268
Liabilities of discontinued operations	—	3,736	4,869	—		8,605
Other liabilities and accrued expenses	7,568	32,240	16,604	—		56,412
Current debt	—	804	5,967	—		6,771

Total current liabilities	(40,872)	213,676	66,734	(601)		238,937

Long-term debt, less current portion	548,683	34,580	9,915	—		593,178
Post-retirement benefits other than pensions	—	25,812	—	—		25,812
Accrued pension benefits	—	9,035	1,181	—		10,216
Other non-current liabilities	1,842	4,089	724	—		6,655
Minority interest in subsidiaries	—	12,696	17,411	—		30,107
Redeemable preferred stock	244,699	—	—	—		244,699

Stockholders’ equity:
Common stock:
Class A shares	—	—	—	—		—
Class B shares	3	—	—	—		3
Class C shares	—	—	—	—		—
Subsidiary investment	—	291,416	93,099	(384,515	)(a)	—
Retained earnings (deficit)	(178,762)	69,542	62,323	(131,865	)(b)	(178,762)
Accumulated other comprehensive loss	(2,497)	(2,735)	(18,208)	—		(23,440)

Total stockholders’ equity (deficit)	(181,256)	358,223	137,214	(516,380)		(202,199)

Total liabilities and stockholders’ equity (deficit)	$573,096	$658,111	$233,179	$(516,981)		$947,405

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of inter-company profit in inventory.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Month Period Ended September 30, 2002
(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Net sales	$—	$265,056	$100,313	$(96,916	)(a)	$268,453
Cost of goods sold	—	220,242	99,526	(96,916	)(a)	222,852

Gross profit	—	44,814	787	—		45,601

Selling, general and administrative expenses	3,860	16,923	4,315	—		25,098
Amortization of goodwill and intangibles	—	282	59	—		341

Operating income (loss)	(3,860)	27,609	(3,587)	—		20,162

Interest expense, net	(10,989)	(2,952)	(365)	—		(14,306)
Other non-operating income (expense)	(920)	(300)	448	—		(772)

Income (loss) from continuing operations before income taxes (benefit), minority interest in income of subsidiaries, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(15,769)	24,357	(3,504)	—		5,084
Income tax expense (benefit)	(8,318)	9,362	582	—		1,626
Minority interest in income of subsidiaries	—	(377)	(909)	—		(1,286)
Loss from unconsolidated joint ventures	—	—	(1,230)	—		(1,230)
Equity in earnings of subsidiaries	(7,096)	—	—	7,096	(b)	—

Net income (loss) from continuing operations	(14,547)	14,618	(6,225)	7,096		942

Discontinued operations:
Loss from discontinued operations	—	(4,932)	(3,985)	—		(8,917)
Income tax expense	—	6,572	—	—		6,572

Net loss from discontinued operations	—	(11,504)	(3,985)	—		(15,489)

Net income (loss)	(14,547)	3,114	(10,210)	7,096		(14,547)

Preferred dividends	7,427	—	—	—		7,427

Income (loss) attributable to common stockholders	$(21,974)	$3,114	$(10,210)	$7,096		$(21,974)

(a)	Elimination of inter-company sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Month Period Ended September 30, 2001
(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Net sales	$—	$269,524	$99,205	$(109,563	)(a)	$259,166
Cost of goods sold	—	235,586	83,889	(109,563	)(a)	209,912
Special charges – cost of goods sold	—	1,785	—	—		1,785

Gross profit	—	32,153	15,316	—		47,469
Selling, general and administrative expenses	3,523	15,600	4,395	—		23,518
Amortization of goodwill and intangibles	—	1,789	37	—		1,826

Operating income (loss)	(3,523)	14,764	10,884	—		22,125

Interest expense, net	(11,602)	(3,306)	(379)	—		(15,287)
Non-recurring merger and tender offer expenses	(1,055)	—	—	—		(1,055)
Other non-operating income (expense)	—	1	(548)	—		(547)

Income (loss) from continuing operations before income taxes (benefit), minority interest in income of subsidiaries, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(16,180)	11,459	9,957	—		5,236

Income tax expense (benefit)	(3,099)	3,068	1,940	—		1,909
Minority interest in income of subsidiaries	—	(1,049)	(1,252)	—		(2,301)
Loss from unconsolidated joint ventures	—	—	(721)	—		(721)
Equity in earnings of subsidiaries	10,067	—	—	(10,067	)(b)	—

Net income (loss) from continuing operations	(3,014)	7,342	6,044	(10,067)		305

Discontinued operations:
Loss from discontinued operations	—	(3,522)	(1,702)	—		(5,224)
Income tax benefit	—	(1,294)	(611)	—		(1,905)

Net loss from discontinued operations	—	(2,228)	(1,091)	—		(3,319)

Net income (loss)	(3,014)	5,114	4,953	(10,067)		(3,014)

Preferred dividends	6,843	—	—	—		6,843

Income (loss) attributable to common stockholders	$(9,857)	$5,114	$4,953	$(10,067)		$(9,857)

(a)	Elimination of inter-company sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Nine Month Period Ended September 30, 2002
(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Net sales	$—	$806,712	$319,657	$(316,783	)(a)	$809,586
Cost of goods sold	—	695,687	286,431	(316,783	)(a)	665,335

Gross profit	—	111,025	33,226	—		144,251

Selling, general and administrative expenses	9,655	52,148	13,411	—		75,214
Amortization of goodwill and intangibles	—	301	131	—		432

Operating income (loss)	(9,655)	58,576	19,684	—		68,605

Interest expense, net	(35,743)	(7,973)	(788)	—		(44,504)
Other non-operating income (expense)	(920)	(388)	173	—		(1,135)

Income (loss) from continuing operations before income taxes(benefit), minority interest in income of subsidiaries, loss from unconsolidated joint ventures, equity in earnings of subsidiaries and extraordinary items	(46,318)	50,215	19,069	—		22,966
Income tax expense (benefit)	(18,078)	19,201	6,226	—		7,349
Minority interest in income of subsidiaries	—	(1,494)	(3,327)	—		(4,821)
Loss from unconsolidated joint ventures	—	—	(2,699)	—		(2,699)
Equity in earnings of subsidiaries	(18,883)	—	—	18,883	(b)	—

Net income (loss) from continuing operations before extraordinary items	(47,123)	29,520	6,817	18,883		8,097

Discontinued operations:
Loss from discontinued operations (including estimated loss on disposal of $33.5 million in the second quarter of 2002)	—	(23,841)	(31,379)	—		(55,220)
Income tax	—	—	—	—		—

Net loss from discontinued operations	—	(23,841)	(31,379)	—		(55,220)

Extraordinary items:
Loss on early extinguishment of debt, net of income tax	(1,108)	—	—	—		(1,108)

Net income (loss)	(48,231)	5,679	(24,562)	18,883		(48,231)

Preferred dividends	21,809	—	—	—		21,809

Income (loss) attributable to common stockholders	$(70,040)	$5,679	$(24,562)	$18,883		$(70,040)

(a)	Elimination of inter-company sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Nine Month Period Ended September 30, 2001
(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Net sales	$—	$797,065	$292,380	$(329,082	)(a)	$760,363
Cost of goods sold	—	693,812	252,202	(329,082	)(a)	616,932
Special charges – cost of goods sold	—	6,067	—	—		6,067

Gross profit	—	97,186	40,178	—		137,364
Selling, general and administrative expenses	11,396	45,988	16,020	—		73,404
Amortization of goodwill and intangibles	—	4,492	335	—		4,827

Operating income (loss)	(11,396)	46,706	23,823	—		59,133

Interest expense, net	(31,464)	(9,791)	(845)	—		(42,100)
Non-recurring merger and tender offer expenses	(4,731)	—	—	—		(4,731)
Other non-operating income	—	255	76	—		331

Income (loss) from continuing operations before income taxes (benefit), minority interest in income of subsidiaries, loss from unconsolidated joint ventures, equity in earnings of subsidiaries and extraordinary items	(47,591)	37,170	23,054	—		12,633

Income tax expense (benefit)	(13,231)	13,678	4,059	—		4,506
Minority interest in income of subsidiaries	—	(3,128)	(3,495)	—		(6,623)
Loss from unconsolidated joint ventures	—	—	(1,243)	—		(1,243)
Equity in earnings of subsidiaries	29,458	—	—	(29,458	)(b)	—

Net income (loss) from continuing operations before extraordinary items	(4,902)	20,364	14,257	(29,458)		261

Discontinued operations:
Loss from discontinued operations	—	(4,853)	(4,437)	—		(9,290)
Income tax benefit	—	(1,784)	(1,645)	—		(3,429)

Net loss from discontinued operations	—	(3,069)	(2,792)	—		(5,861)

Extraordinary items:
Gain on early extinguishment of debt, net of income tax	—	698	—	—		698

Net income (loss)	(4,902)	17,993	11,465	(29,458)		(4,902)

Preferred dividends	14,204	—	—	—		14,204

Income (loss) attributable to common stockholders	$(19,106)	$17,993	$11,465	$(29,458)		$(19,106)

(a)	Elimination of inter-company sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Nine Month Period Ended September 30, 2002
(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Operating activities:
Net income (loss)	$(48,231)	$5,679	$(24,562)	$18,883	(a)	$(48,231)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	13,731	8,015	—		21,746
Loss on disposal of discontinued operations	—	10,110	23,364	—		33,474
Extraordinary item	1,108	—	—	—		1,108
Depreciation	9	15,024	6,647	—		21,680
Amortization	—	301	131	—		432
Minority interest in income of subsidiaries	—	1,494	3,327	—		4,821
Loss from unconsolidated joint ventures	—	—	2,699	—		2,699
Equity in earnings of subsidiary	18,883	—	—	(18,883	)(a)	—
Deferred income taxes	8	1,546	1,217	—		2,771
Post-retirement benefits other than pensions	—	(2,259)	—	—		(2,259)
Accrued pension benefits	(131)	(142)	(671)	—		(944)
Non-cash interest expense	2,324	339	—	—		2,663
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(20,791)	(4,503)	—		(25,294)
Inventories	—	239	(5,320)	—		(5,081)
Accounts payable	(683)	(5,943)	13,889	—		7,263
Other current assets and liabilities	8,181	3,695	(3,298)	—		8,578
Cash payments for restructuring charges	—	(14,147)	(460)	—		(14,607)
Inter-company accounts	(6,012)	30,338	(24,326)	—		—
Other non-current assets and liabilities, net	(11,134)	13,783	(3,462)	—		(813)

Net cash provided by (used in) operating activities of continuing operations	(35,678)	52,997	(7,313)	—		10,006

Investing activities:
Acquisitions, net of cash acquired	—	(13,918)	—	—		(13,918)
Purchases of property and equipment	—	(9,087)	(5,473)	—		(14,560)
Investments in joint ventures	—	—	(3,000)	—		(3,000)

Net cash used in investing activities of continuing operations	—	(23,005)	(8,473)	—		(31,478)

Financing activities:
Net borrowings (repayments) under revolving line of credit and other	43,837	(16,163)	10,214	—		37,888
Deferred financing costs	(8,011)	—	—	—		(8,011)
Distributions to minority interests	—	—	(1,800)	—		(1,800)

Net cash provided by (used in) financing activities of continuing operations	35,826	(16,163)	8,414	—		28,077

Effect of exchange rate changes on cash	—	—	1,475	—		1,475

Cash flows of discontinued operations	—	(13,951)	(6,104)	—		(20,055)

Net increase (decrease) in cash and cash equivalents	148	(122)	(12,001)	—		(11,975)
Cash and cash equivalents at beginning of period	—	232	23,636	—		23,868

Cash and cash equivalents at end of period	$148	$110	$11,635	$—		$11,893

(a)	Elimination of equity in earnings of subsidiaries.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Nine Month Period Ended September 30, 2001
(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Operating activities:
Net income (loss)	$(4,902)	$17,993	$11,465	$(29,458	)(a)	$(4,902)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	3,069	2,792	—		5,861
Extraordinary item	—	(698)	—	—		(698)
Depreciation	3	13,861	5,434	—		19,298
Amortization	—	4,492	335	—		4,827
Equity in earnings of subsidiaries	(29,458)	—	—	29,458	(a)	—
Minority interest in income of subsidiaries	—	3,128	3,495	—		6,623
Loss from unconsolidated joint ventures	—	—	1,243	—		1,243
Deferred income taxes	(1,193)	1,000	73	—		(120)
Post-retirement benefits other than pensions	—	2,859	—	—		2,859
Accrued pension benefits	(2,685)	2,420	373	—		108
Non-cash interest expense	509	510	—	—		1,019
Changes in operating assets and liabilities, net of acquisitions and non-cash special charges:
Accounts receivable	—	(29,086)	(11,506)	—		(40,592)
Inventories	—	(7,537)	(3,645)	—		(11,182)
Accounts payable	291	2,268	8,379	—		10,938
Inter-company accounts	(110,759)	109,565	1,194	—		—
Other current assets and liabilities	4,340	(3,330)	5,115	—		6,125
Cash payments for restructuring charges	—	(2,494)	(563)	—		(3,057)
Non-cash special charges	—	6,067	—	—		6,067
Other non-current assets and liabilities, net	7,837	(4,409)	(3,796)	—		(368)

Net cash provided by (used in) operating activities of continuing operations	(136,017)	119,678	20,388	—		4,049

Investing activities:
Acquisitions, net of cash acquired	(16,616)	(5,862)	(2,916)	—		(25,394)
Purchases of property and equipment	(20)	(5,855)	(6,324)	—		(12,199)
Investments in joint ventures	—	—	(1,887)	—		(1,887)

Net cash used in investing activities of continuing operations	(16,636)	(11,717)	(11,127)	—		(39,480)

Financing activities:
Net borrowings (repayments) under revolving line of credit and other	162,969	(100,916)	(2,978)	—		59,075
Deferred financing costs	(5,561)	—	—	—		(5,561)
Merger and tender offer costs	(4,755)	—	—	—		(4,755)
Distributions to minority interests	—	—	(762)	—		(762)

Net cash provided by (used in) financing activities of continuing operations	152,653	(100,916)	(3,740)	—		47,997

Effect of exchange rate changes on cash	—	—	(495)	—		(495)

Cash flows of discontinued operations	—	(6,821)	(9,506)	—		(16,327)

Net increase (decrease) in cash and cash equivalents	—	224	(4,480)	—		(4,256)
Cash and cash equivalents at beginning of period	—	(83)	22,429	—		22,346

Cash and cash equivalents at end of period	$—	$141	$17,949	$—		$18,090

(a)	Elimination of equity in earnings of subsidiaries.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, including the financial statements and the notes contained therein. Results of operations and cash flows for 2002 and 2001 reflect the classification of the Company’s retail aftermarket gas engine business as a discontinued operation.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net Sales

         Net sales increased $9.3 million, or 3.6%, to $268.5 million for the three months ended September 30, 2002 compared to $259.2 million for the three months ended September 30, 2001. Automotive original equipment manufacturer (“OEM”) sales increased $4.5 million in the three months ended September 30, 2002 compared to the three months ended September 30, 2001 due to year over year volume growth. Heavy duty OEM sales increased $4.5 million in the three months ended September 30, 2002 compared to the three months ended September 30, 2001 due to year over year volume growth reflecting customer pull ahead of Class 8 products in advance of forthcoming changes in engine technology. Electrical aftermarket sales growth of $3.4 million in the three months ended September 30, 2002 reflected retail market share gains, partially offset by a reduction in OEM service parts volume. Core distribution and traction control product sales increased $1.9 million and $1.0 million, respectively, in the three months ended September 30, 2002 compared to the three months ended September 30, 2001 due primarily to volume growth. These gains were partially offset by a $5.9 million decrease in the three months ended September 30, 2002 compared to the three months ended September 30, 2001 in remanufactured transmission and diesel engine sales, which was due primarily to market softness and parts availability.

Gross Profit

         Gross profit decreased $1.9 million, or 3.9%, to $45.6 million for the three months ended September 30, 2002 compared to $47.5 million for the three months ended September 30, 2001 and as a percentage of net sales was 17.0% for the three months ended September 30, 2002 compared with 18.3% for the three months ended September 30, 2001. Heavy duty and automotive OEM gross profit increased $3.5 million and $1.7 million, respectively, due to higher sales volume and improved operating efficiency, partially offset by the negative impact of strengthening foreign currencies on costs in certain foreign production facilities. Excluding the $1.8 million special charge in 2001 relative to warranty costs for a limited class of heavy-duty OEM alternators, heavy duty OEM gross profit increased $1.7 million in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Electrical aftermarket gross profit declined $5.8 million in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Sales volume increases were offset by unfavorable product mix (higher ratio of retail volume to OEM service parts volume), start-up costs of new programs and delays in completing certain rationalization programs that resulted in the temporary duplication of facility costs. The delays in rationalization were caused by higher sales volume and supply reductions from an outside vendor. Gross profit on remanufactured transmissions and diesel engines decreased $3.4 million in the three months ended September 30, 2002 compared to the three months ended September 30, 2001 primarily due to lower volume and the resulting negative impact on overhead absorption and labor efficiency. Margins in the aftermarket continue to be depressed by the Company’s emphasis on increased inventory usage to conserve cash, resulting in higher levels of scrap. Gross profit on core distribution and traction control products increased by a combined $2.2 million in the three months ended September 30, 2002 compared to the three months ended September 30, 2001 due to higher sales and improved operating efficiencies. In all business units, the Company is beginning to realize the benefits of the restructuring actions initiated in the fourth quarter of 2001. Excluding the $1.8 million special charge in 2001, gross profit decreased $3.7 million, or 7.4% in the three months ended September 30, 2002 compared to the three months ended September 30, 2001 and as a percentage of net sales was 17.0% in the three months ended September 30, 2002 compared with 19.0% in the three months ended September 30, 2001.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased $1.6 million, or 6.7%, to $25.1 million in the three months ended September 30, 2002 compared to $23.5 million in the three months ended September 30, 2001 and as a percentage of sales was 9.3% in the three months ended September 30, 2002 compared with 9.1% in the three months ended September 30, 2001. This year over year increase reflects investments in marketing programs, products and infrastructure. Offsetting these increases were cost and business process improvement programs initiated in the fourth quarter of 2001 and overall spending reductions throughout the Company.

Operating Income

         Operating income decreased $2.0 million, or 8.9%, to $20.2 million in the three months ended September 30, 2002 compared to $22.1 million in the three months ended September 30, 2001 and as a percentage of net sales was 7.5% in the three months ended September 30, 2002 compared with 8.5% in the three months ended September 30, 2001. This decrease was the result of the sales, gross profit and selling, general and administrative expense issues discussed above. Excluding special charges and goodwill amortization in 2001, operating income decreased $5.6 million, or 21.6%, in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 and as a percentage of net sales was 7.5% compared with 9.9% in the three months ended September 30, 2001.

Interest Expense, Net

         Interest expense decreased $1.0 million to $14.3 million in the three months ended September 30, 2002 compared to $15.3 million in the three months ended September 30, 2001 due to $1.6 million of interest income relative to a Federal income tax refund received in the third quarter of 2002, offset by higher deferred financing costs relative to the Senior Credit Facility ($0.4 million) and increased funding requirements for investing and financing activities ($0.2 million). Interest expense included in results of discontinued operations was $1.7 million in the three months ended September 30, 2002 and compared with $1.2 million in the three months ended September 30, 2001.

Other Non-Operating Income (Expense)

         Other non-operating expense increased $0.3 million to $0.8 million in the three months ended September 30, 2002 compared with $0.5 million in the three months ended September 30, 2001 and includes the write-off of deferred acquisition costs relative to acquisition projects that have been terminated.

Income Taxes

         The Company’s consolidated effective income tax rate was 32.0% in the three months ended September 30, 2002 compared with the United States Federal statutory rate of 35.0%. This difference is attributable primarily to earnings in foreign jurisdictions, which have effective rates lower than the United States federal rate.

Minority Interest in Income of Subsidiaries

         Minority interest in income of subsidiaries declined $1.0 million to $1.3 million for the three months ended September 30, 2002 compared to $2.3 million in the three months ended September 30, 2001 due to the Company’s purchase of additional shares from the minority shareholders of World Wide, Power and Delco Remy Korea, as well as lower earnings by Power.

Loss From Unconsolidated Joint Ventures

         Loss from unconsolidated joint ventures increased $0.5 million to $1.2 million for the three months ended September 30, 2002 compared to $0.7 million in the three months ended September 30, 2001 primarily due to increased research and development activity at iPower Technologies, L.L.C (“iPower”).

Net Loss From Discontinued Operations

         Loss from discontinued operations before income tax consisted of operating losses of $4.2 million in the three months ended September 30, 2002 and $4.0 million in the three months ended September 30, 2001, interest expense of $1.7 million in the three months ended September 30, 2002 and $1.2 million in the three months ended September 30, 2001 and a restructuring charge of $3.0 million in the three months ended September 30, 2002 for the closure of facilities and employee separation costs. Estimated future taxable income relative to discontinued operations, both in the United States and Canada, and reversing taxable temporary differences, are not sufficient to absorb the losses recorded to date. Therefore, a valuation allowance equal to the 2002 year-to-date income tax effect of the losses was established in the three months ended September 30, 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Sales

         Net sales increased $49.2 million, or 6.5%, to $809.6 million in the nine months ended September 30, 2002 compared to $760.4 million in the nine months ended September 30, 2001. Electrical aftermarket sales grew $21.8 million in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 due to retail market share gains, partially offset by lower OEM service parts volume. Automotive OEM sales increased $14.1 million due to volume growth. Heavy duty OEM sales were unchanged year over year as lower volume in the first and second quarters was recovered in the third quarter as a result of the customer pull ahead of Class 8 products. Sales of remanufactured transmissions and diesel engines decreased a combined $5.2 million in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 due to market softness. The core distribution and traction control businesses recorded sales increases of $4.9 million and $2.7 million, respectively. The acquisition of Mazda North American Operations (“Mazda”), XL Component Distribution Limited (“XL”) and AutoMatic Transmissions International A/S (“AMT”) in 2001 generated a year over year increase in net sales of $11.4 million in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. The effect of these acquisitions is not reflected in the above market and product analysis.

Gross Profit

         Gross profit increased $6.9 million, or 5.0%, to $144.3 million in the nine months ended September 30, 2002 compared to $137.4 million in the nine months ended September 30, 2001 and as a percentage of net sales was 17.8% in the nine months ended September 30, 2002 compared with 18.1% in the nine months ended September 30, 2001. Automotive and heavy duty OEM gross profit increased $12.6 million and $7.5 million, respectively, in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 due to higher sales volume, improved operating efficiency and a $4.4 million post-employment benefit curtailment gain recorded in the first quarter of 2002, partially offset by the negative impact of strengthening foreign currencies on costs in certain foreign production facilities. Excluding the $6.1 million special charge in the nine months ended September 30, 2001 relative to warranty costs for a limited class of heavy-duty OEM alternators, heavy duty OEM gross profit increased $1.5 million in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. Gross margin in the electrical aftermarket declined $14.5 million as sales volume growth was offset by unfavorable product mix (higher ratio of retail volume to OEM service parts volume) and start-up costs of new programs. Gross profit in the remanufactured transmission and diesel engine businesses decreased $6.1 million due to lower sales volume and the resulting negative impact on overhead absorption and labor efficiency. Margins in the aftermarket continue to be depressed by the emphasis on increased inventory usage to conserve cash, resulting in higher levels of scrap. Gross profit on core distribution and traction control products increased a combined $3.6 million due to higher sales and improved operating efficiencies. The acquisitions of Mazda, XL and AMT in 2001 generated year over year gross profit growth of $3.9 million. The effect of acquisitions is not reflected in the above market and product analysis. In all business units, the Company is beginning to realize the benefits of the restructuring actions initiated in the fourth quarter of 2001. Excluding the curtailment gain in the nine months ended September 30, 2002 and the special charge in the nine months ended September 30, 2001, gross profit declined $3.6 million, or 2.5%, and as a percentage of sales was 17.3% in the nine months ended September 30, 2002 compared with 18.9% for the nine months ended September 30, 2001.

Selling, General and Administrative Expense

         Selling, general and administrative expenses increased $1.8 million, or 2.5%, to $75.2 million in the nine months ended September 30, 2002 compared to $73.4 million in the nine months ended September 30, 2001 and as a percentage of sales improved to 9.3% in the nine months ended September 30, 2002 from 9.7% in the nine months ended September 30, 2001. The year over year increase in spending reflects investments in marketing programs, products and infrastructure. Offsetting these increases were cost and business process improvement programs initiated in the fourth quarter of 2001 and overall spending reductions throughout the Company.

Operating Income

         Operating income increased $9.5 million, or 16.0%, to $68.6 million in the nine months ended September 30, 2002 compared to $59.1 million in the nine months ended September 30, 2001 and as a percentage of net sales was 8.5% in the nine months ended September 30, 2002 compared with 7.8% in the nine months ended September 30, 2001. This change was the result of the sales, gross profit and selling, general and administrative expense issues discussed above. Excluding the curtailment gain in the nine months ended September 30, 2002 and the special charges and goodwill amortization in the nine months ended September 30, 2001, operating income decreased $5.8 million, or 8.2%, and as a percentage of net sales was 7.9% in the nine months ended September 30, 2002 compared with 9.2% in the nine months ended September 30, 2001.

Interest Expense, Net

         Interest expense increased $2.4 million to $44.5 million in the nine months ended September 30, 2002 compared to $42.1 million in the nine months ended September 30, 2001. This increase was due to higher levels of debt to fund acquisitions ($1.5 million), the higher rate associated with the 11% Senior Subordinated Notes Due 2009 issued on April 26, 2001 ($1.7 million) and increased funding requirements for investing and financing activities ($0.8 million). These increases were partially offset by $1.6 million of interest income relative to a Federal income tax refund received in the third quarter of 2002. Interest expense included in results of discontinued operations was $4.6 million in the nine months ended September 30, 2002 and $3.0 million in the nine months ended September 30, 2001.

Other Non-Operating Income (Expense)

         Other non-operating expense of $1.1 million in the nine months ended September 30, 2002 includes the write-off of deferred acquisition costs relative to acquisition projects that have been terminated.

Income Taxes

         The Company’s consolidated effective income tax rate was 32.0% in the nine months ended September 30, 2002 compared with the United States Federal statutory rate of 35.0%. This difference is attributable primarily to earnings in foreign jurisdictions, which have effective rates lower than the United States federal rate.

Minority Interest in Income of Subsidiaries

         Minority interest in income of subsidiaries declined $1.8 million to $4.8 million for the nine months ended September 30, 2002 compared to $6.6 million in the nine months ended September 30, 2001 due to the Company’s purchase of additional shares from the minority shareholders of World Wide, Power and Delco Remy Korea, as well as lower earnings by Power.

Loss From Unconsolidated Joint Ventures

         Loss from unconsolidated joint ventures increased by $1.5 million to $2.7 million in the nine months ended September 30, 2002 compared to $1.2 million in the nine months ended September 30, 2001 primarily due to increased research and development activity at iPower.

Net Loss From Discontinued Operations

         Loss from discontinued operations before income tax consisted of operating losses of $14.1 million in the nine months ended September 30, 2002 and $6.3 million in the nine months ended September 30, 2001, interest expense of $4.6 million in the nine months ended September 30, 2002 and $3.0 million in the nine months ended September 30, 2001, a restructuring charge of $3.0 million in the third quarter of 2002 for the closure of facilities and employee separation costs and the estimated loss on disposal of $33.5 million in the second quarter of 2002. Estimated future taxable income relative to discontinued operations, both in the United States and Canada, and reversing taxable temporary differences, are not sufficient to absorb the losses recorded to date. Therefore, a valuation allowance equal to the 2002 income tax effect of the losses was established in the third quarter of 2002.

Extraordinary Items

         In the second quarter of 2002, the Company recorded an extraordinary charge of $1.1 million, net of income taxes of $0.7 million, in connection with the early retirement of its $200 million revolving credit facility. In the second quarter of 2001, the Company recorded an extraordinary gain of $0.7 million, net of income taxes of $0.4 million, in connection with the early retirement of the 8% Subordinated Debenture issued to General Motors (“GM”) by Delco Remy America, Inc.

Liquidity and Capital Resources

The Company’s short-term liquidity needs include required debt service, including capital lease payments, day-to-day operating expenses, working capital requirements, funding of capital expenditures and minority interest buyouts under existing contractual commitments. Long-term liquidity requirements include principal payments of long-term debt and the funding of acquisitions. The Company’s principal sources of cash to fund its short-term liquidity needs consist of cash generated by operations and borrowings under the Senior Credit Facility. The Company is currently reviewing alternative financing options relative to certain of its foreign operations. The addition of financing agreements in the countries where these businesses operate will provide the Company with greater cash management flexibility.

On June 28, 2002, the Company entered into the Senior Credit Facility, a $250 million secured, asset based, revolving credit facility with a syndicate of banks led by Wachovia Bank, National Association and its subsidiary Congress Financial Corporation. The Senior Credit Facility replaced the Company’s then-existing secured revolving credit facility of $200 million, which was due to expire on March 31, 2003. The Senior Credit Facility extends through March 31, 2006 and has provisions for annual extensions thereafter. The Company intends to use the Senior Credit Facility for general corporate purposes including, but not limited to, general operating and working capital needs.

Instruments governing the Company’s indebtedness contain various restrictive covenants, which include, among other things: (i) limitations on additional borrowings and encumbrances; (ii) the maintenance of certain financial ratios and compliance with certain financial tests and limitations; (iii) limitations on cash dividends paid; (iv) limitations on investments and capital expenditures; and (v) limitations on leases and sales of assets.

The Senior Credit Facility is collateralized by liens on substantially all assets of the Company and substantially all of its domestic and certain foreign subsidiaries and by the capital stock of such subsidiaries.

At September 30, 2002, borrowings under the Senior Credit Facility were $149.6 million and utilization of letters of credit totaled $6.8 million, leaving $93.6 million unused and $51.5 million available under the Senior Credit Facility. Covenants under this asset based line of credit are not in effect if excess availability exceeds $40.0 million.

Cash provided by operating activities of continuing operations of $10.0 million in the nine months ended September 30, 2002 increased $6.0 million from the nine months ended September 30, 2001. This improvement was primarily due to the Company’s continued emphasis and progress on working capital efficiency, partially offset by higher payments relative to restructuring actions. Accounts receivable increased $25.3 million during the nine months ended September 30, 2002 due to year over year sales growth and compares with a $40.6 million increase during the nine months ended September 30, 2001. Days sales outstanding have improved from both year end and the third quarter of 2001. Inventories increased $5.1 million in the nine months ended September 30, 2002 compared with an $11.2 million increase in the nine months ended September 30, 2001, and days cost of sales in inventory have improved from both year end and the third quarter of 2001. The increase in accounts payable reflects higher production levels and timing of vendor payments. Restructuring payments of $14.6 million in the nine months ended September 30, 2002 and $3.1 million in the nine months ended September 30, 2001 consisted primarily of employee termination benefits.

Acquisition payments in the nine months ended September 30, 2002 consisted of the purchase, under contractual put agreements, of increased ownership percentages in Delco Remy Korea, World Wide and Power totaling $13.4 million, and a contingent purchase price payment of $0.5 million relative to the acquisition of Mazda. Acquisition payments in the nine months ended September 30, 2001 consisted of $17.1 million for Mazda, $5.4 million for increased ownership in World Wide and $2.9 million in total for the acquisitions of XL and AMT. Capital expenditures in the nine months ended September 30, 2002 and 2001 were primarily for production equipment and tooling. Capital contributions to unconsolidated joint ventures consisted of iPower in the nine months ended September 30, 2002 and, in the nine months ended September 30, 2001, Continental ISAD ($1.3 million) and Hitachi Remy Automotive GmbH ($0.6 million).

The Company currently expects to make payments of approximately $19 million during the next twelve months for minority interest buy outs under existing contractual commitments.

In the nine months ended September 30, 2002, payments of $8.0 million were made for deferred financing costs in conjunction with the replacement of the Company’s prior senior credit facility. Payments in the nine months ended September 30, 2001 of $5.6 million were made relative to the issuance of the 11% Senior Subordinated Notes Due 2009 in the second quarter. Cash distributions of $1.8 million in the nine months ended September 30, 2002 and $0.8 million in the nine months ended September 30, 2001 were made to the minority shareholders of Delco Remy Korea.

Cash outflows of discontinued operations of $20.1 million in the nine months ended September 30, 2002 were comprised primarily of operating losses and restructuring payments. Cash outflows of $16.3 million in the nine months ended September 30, 2001 reflected operating losses, working capital increases and restructuring payments.

The Company believes that cash generated from operations, together with the amounts available under the Senior Credit Facility and other debt instruments, will be adequate to meet its cash needs for at least the next twelve months, although no assurance can be given in this regard.

Contingencies

The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. For more information see Part II, Item 1: “Legal Proceedings” below and the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Seasonality

The Company’s business is moderately seasonal, as its major OEM customers historically have one to two week operations shutdowns in July. In response, the Company typically has shut down its own operations for one week each July, depending on backlog, scheduled maintenance and inventory buffers, as well as an additional week during the December holidays. Consequently, the Company’s third and fourth quarter results reflect the effects of these shutdowns.

Foreign Operations

Approximately 20% of the Company’s net sales in the nine months ending September 30, 2002 were derived from sales made to customers in foreign countries. The Company also has manufacturing operations located in certain foreign countries. Because of these foreign sales and manufacturing operations located in foreign countries, the Company’s business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

Factors that May Affect Future Results

From time to time, the Company makes oral and written statements that may constitute “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”) or by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases. The Company desires to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including but not limited to, the forward-looking statements relating to the future performance of the Company contained in the Management’s Discussion and Analysis, Notes to Condensed Consolidated Financial Statements and other statements made in this Form 10-Q, the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and in other filings with the SEC.

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

The year over year growth reported in the heavy duty OEM market in the third quarter is not expected to continue in the fourth quarter of 2002 and the first quarter of 2003 as a result of Class 8 customers waiting for verification on the reliability of the new engine technology required by Environmental Protection Agency regulations.

The aftermarket initiative to use existing inventory to conserve cash will be continued and is expected to continue to impact margins negatively.

In connection with its decision to exit the retail aftermarket gas engine business, the Company currently anticipates that it will incur pre-tax operating losses of approximately $2.0 million during the fourth quarter of 2002, consisting primarily of operating losses during the wind-down period. These losses will be reported in results from discontinued operations. The Company expects to complete substantially the liquidation of the remaining assets of this operation during the fourth quarter of 2002. The estimated loss on disposal of $33.5 million recorded in the second quarter will be adjusted to reflect the actual realized value.

The Company has recorded $4.9 million as deferred acquisition cost relating to its efforts to acquire the alternators business of Delphi Corporation (“Delphi”). The Company is still in active negotiations with Delphi to purchase some or all of the business. Should these negotiations fail, the deferred acquisition costs will be expensed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2002, there have been no material changes in the Company’s market risk exposure as described in Item 7A contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.	Controls and Procedures

(a)	Within 90 days prior to the date of the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting it to material information required to be included in the Company’s periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)	In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Remy Mexico Holdings, S. de R.L. de C.V. (“RMH”), an indirect subsidiary of the Company, and GCID Autopartes, S.A. de C.V. (“GCID”) are parties to a series of agreements, including a partnership agreement. The partnership agreement created Delco Remy Mexico, S. de R.L. de C.V. (“DRM”), which operates certain manufacturing facilities in Mexico. GCID is the minority partner with a 24% ownership interest. RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements in exchange for a $13,000,000 termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under certain of the agreements alleging that RMH failed to conduct the business of the partnership as contemplated therein. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association seeking damages for the alleged breaches of certain of the agreements between the parties. RMH has denied any such breaches. RMH, GCID and affiliates of GCID continue to maintain an ongoing relationship.

On January 2, 2002, GCID notified RMH that it was terminating the partnership for the alleged breach of the partnership agreement by RMH and demanded that RMH purchase GCID’s partnership interest in DRM. On March 11, 2002, GCID filed an application to file a First Amended Arbitration Demand adding additional claims and parties, including DRM, Remy Componentes, S. de R.L. de C.V., an indirect subsidiary of the Company, and Delco Remy America, Inc., a wholly owned subsidiary of the Company (together with RMH, the “Named Parties”). The First Amended Arbitration Demand seeks damages for breach of fiduciary duty, breaches of contracts between and among the various parties, and tortious interference with contractual relations. The damages included a claim of approximately $13,000,000 for the purchase of GCID’s partnership interest in DRM and a claim for $17,000,000 for alleged breach of a Services Agreement between DRM, Remy Componentes and GCI Services, S.A. de C.V. (“Services”), an affiliate of GCID, pursuant to which Services provides labor to the partnership. On September 30, 2002, GCID and Services served reports in support of their damage claims. In these reports, GCID claims that it is owed approximately $23,300,000 for the purchase of its partnership interest in DRM and that Services is owed approximately $17,650,000 under the Services Agreement. The Named Parties are expected to produce their expert reports rebutting GCID’s and Services’ damage claims by December 16, 2002.

The Company disputes all the claims alleged in the First Amended Arbitration Demand and denies any liability for damages to GCID or any of its affiliates. Services continues to provide services to DRM. In addition, another affiliate of GCID, Sistemas y Componentes Electricos, S.A. de C.V., continues to be the leaseholder of the premises occupied by DRM.

The arbitration hearing is scheduled to begin on March 17, 2003.

The Company believes that the Named Parties have meritorious defenses to the action, but it is unable to predict whether the proceedings will have a material adverse effect on the Company.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Report(s) on Form 8-K

(1)	Report dated July 5, 2002, containing the press release issued by Delco Remy International Inc. on June 28, 2002 and the Loan and Security Agreement relative to the Company’s $250 million secured, asset based, revolving credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELCO REMY INTERNATIONAL, INC.

(Registrant)

Date: November 14, 2002	By:	/s/ RAJESH K. SHAH

Rajesh K. Shah Executive Vice President and Chief Financial Officer

Date: November 14, 2002	By:	/s/ ALLEN R. WILKIE

Allen R. Wilkie Vice President and Operations Controller Chief Accounting Officer

CERTIFICATIONS

I,Thomas J. Snyder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Delco Remy International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether, or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ THOMAS J. SNYDER

Thomas J. Snyder President and Chief Executive Officer

CERTIFICATIONS

I, Rajesh K. Shah, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Delco Remy International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether, or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ RAJESH K. SHAH

Rajesh K. Shah Executive Vice President and Chief Financial Officer