Form 10-K
period 2002-12-31
DELCO REMY INTERNATIONAL INC
filed 2003-03-28
CIK 1046859

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        For Annual and transition Reports
                     PURSUANT TO SECTION 13 OR 15(d) of the
                         SECURITIES Exchange ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 2002

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.           Yes [X]    NO [_]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN EXCHANGE ACT RULE 12B-2).                YES [_]    NO [X]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY WAS LAST SOLD, OR THE AVERAGE BID AND ASKED PRICE OF SUCH COMMON EQUITY, AS OF THE LAST BUSINESS DAY OF THE REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER. Not Applicable

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                                          Outstanding as of
                                                           March 15, 2003

                 Common Stock-- Class A                         1,000.00
                 Common Stock-- Class B                     2,485,337.49
                 Common Stock-- Class C                        16,687.00

DOCUMENTS INCORPORATED BY REFERENCE: None.

                         DELCO REMY INTERNATIONAL, INC.
                                   FORM 10-K
                               DECEMBER 31, 2002

                               TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----
Item 1.   Business                                                            3
Item 2.   Properties                                                         12
Item 3.   Legal Proceedings                                                  14
Item 4.   Submission of Matters to a Vote of Security Holders                14

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                                15
Item 6.   Selected Financial Data                                            15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          16
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          27
Item 8.   Financial Statements and Supplementary Data                        30
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                           69

PART III

Item 10.  Directors and Executive Officers of the Registrant                 70
Item 11.  Executive Compensation                                             71
Item 12.  Security Ownership of Certain Beneficial Owmers and Management     75
Item 13.  Certain Relationships and Related Transactions                     77
Item 14.  Controls and Procedures                                            78

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   79

          SIGNATURES                                                         83
          CERTIFICATIONS                                                     85

                                     PART I

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

ITEM 1  BUSINESS

     The Company is a leading global manufacturer and remanufacturer of original equipment and aftermarket electrical, powertrain/drivetrain and related components for automobiles, light trucks, medium and heavy duty trucks and other heavy duty vehicles. The Company's products are sold worldwide primarily under the "Delco Remy" brand name, as well as other widely recognized private label brands. The Company's products include starter motors ("starters"), alternators, engines, transmissions, torque converters and fuel systems which are principally sold or distributed to original equipment manufacturers ("OEMs") for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. The Company sells its products principally in North America, Europe, Latin America and Asia-Pacific.

     The Company believes that it is the largest producer in North America of OEM starters for automobiles and light trucks and starters and alternators for medium and heavy duty vehicles. The Company believes it is also the largest producer in the world of remanufactured starters and alternators for the aftermarket. The Company provides exchange services for cores for third party aftermarket remanufacturers. The Company's largest customers include General Motors ("GM"), International Truck and Engine Corporation ("Navistar"), Advance Auto Parts, Daimler Chrysler, Caterpillar, Ford, AutoZone, Delphi, PACCAR, O'Reilly, Cummins, Volvo/Mack Trucks, and Mazda.

     Since the Company's separation from GM in 1994, the Company has seen significant growth through strategic acquisitions and joint ventures which have broadened its product line, expanded its manufacturing and remanufacturing capability, extended its participation in international markets and increased its penetration of the retail automotive parts channel. As a result, sales to its customers other than GM have increased from 41% of the Company's total sales in fiscal year 1995 to 77% in fiscal year 2002. The Company has also increased sales outside of the Class 8 heavy duty truck market from 87% of its total sales in fiscal year 1995 to 95% in fiscal year 2002.

     The Company changed its fiscal year end to December 31, effective August 1, 2000. Prior to August 1, 2000, the fiscal year ended on July 31. References to "fiscal year" other than fiscal year 2002 and 2001 pertain to years ending July 31 of such year.

Acquisitions

     During fiscal year 2002, the Company made payments totaling $5.398 million under contractual put agreements to purchase additional shares from the minority shareholders of World Wide Automotive, Inc. ("World Wide"), which was acquired in 1997. These payments increased the Company's ownership percentage of World Wide from 88.2% to 94.0%.

     Also during fiscal year 2002, the Company made payments totaling $5.625 million under contractual put agreements to purchase additional shares from the minority shareholder of Power Investments, Inc. ("Power"), which was acquired in 1996. These payments increased the Company's ownership percentage of Power from 85.8% to 93.4%.

     The Company also made cash payments totaling $5.485 million and issued notes in the amount of $9.918 million in fiscal year 2002 to purchase additional shares from the minority shareholders of Delco Remy Korea, which was acquired in 1999. This transaction increased the Company's ownership percentage in Delco Remy Korea from 81.0% to 100%.

     At December 31, 2002, the Company was in negotiations with Delphi Corporation to purchase certain portions of its generator business. In the fourth quarter of 2002, the Company completed the acquisition of intellectual property rights for the light duty alternator product line and certain other assets for production of automotive alternators. Additional agreements are expected to be completed in 2003.

Divestiture of Non-Core Businesses and Joint Ventures

     On March 7, 2003 and on March 19, 2003, the Company successfully completed the sale of two non-core businesses that were engaged in the manufacturing of traction control devices and components for the air-conditioning industry. The net proceeds of the sales were approximately $29 million. These non-core businesses will be treated as discontinued operations beginning in the first quarter of 2003. The sale of these non-core businesses is not expected to have a material effect on the Company's results of operations.

     The Company's joint venture, Continental ISAD Electric Systems GmbH & Co. that was formed with Continental AG in January 2000, was terminated in 2002.

Plant Closures

     On January 7, 2003, the Company announced that it will close its Delco Remy America starter and alternator manufacturing operations in Anderson, Indiana during the first quarter of 2003. Production at these plants will be absorbed by other Company plants globally. The wind down of the Anderson manufacturing operations will affect approximately 350 hourly United Autoworkers Union ("UAW") represented employees and approximately 50 salaried employees currently supporting these plants.

     On March 18, 2003, the Company announced it would close, by year-end, its electrical remanufacturing business, NABCO, located in Reed City, Michigan. The wind down of the Reed City remanufacturing operations will affect approximately 200 employees. The NABCO facilities in Kaleva and Marion, Michigan will continue to remanufacture components for Delphi and other selected customers.

Discontinued Operations

     In the second quarter of 2002, the Company concluded that its retail aftermarket gas engine business does not fit with its strategic objectives and completed plans to exit the business. In connection with the discontinuance of the business, a charge of $28.2 million was recorded to write down the relevant assets to their estimated realizable value. An additional charge of $2.824 million was recorded for the estimated cost of employee termination benefits and closure of the facilities. Operating losses during the wind-down period are reported in results from discontinued operations.

Industry Overview

     In general, the Company's business is influenced by the underlying trends of the automotive industry. However, the Company believes that its focus on expanding its remanufacturing capabilities heightens the importance of the aftermarket business and reduces its dependence on the cyclical OEM business.

Aftermarket

     The aftermarket consists of the production and sale of both new and remanufactured parts used in the maintenance and repair of automobiles, trucks and other vehicles.

     Remanufacturing is a process through which cores (used non-functional parts) are disassembled into their sub-components, cleaned, inspected, tested, combined with new subcomponents and reassembled into finished products. A remanufactured product can be produced at lower cost and higher quality than a comparable individually repaired unit due to effective salvage technology methods, high volume precision manufacturing techniques and rigorous inspection and testing procedures. The ability to procure cores is critical to the remanufacturing process.

     Aftermarket parts are supplied principally through three distribution channels:

     . car and truck dealers that obtain parts through their OEM parts organizations (e.g., GM Service Parts Operations ("GM SPO"), Ford Parts and Service Division, Freightliner, Caterpillar Service Parts, and International Truck Parts Organization) or directly from an OEM-authorized remanufacturer;

     .    retail automotive parts chains and mass merchandisers; and

     . independent warehouse distributors and jobbers who supply independent service stations, installers, specialty and general repair shops, farm equipment dealers, car dealers and small retailers.

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

     .    the increasing service lives of automotive parts.

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

     . automobile and light truck manufacturers, marine and industrial manufacturers;

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

     OEMs continue to outsource component manufacturing of non-strategic parts. Outsourcing has taken place in response to competitive pressures on OEMs to improve quality and reduce capital outlays, production costs, overhead and inventory levels. In addition, OEMs are increasingly purchasing integrated systems from suppliers who provide the design, engineering, manufacturing and project management support for a complete package of integrated products. By purchasing complete systems, OEMs are able to shift design, engineering and product management to fewer and more capable suppliers. Integrated systems suppliers are generally able to design, manufacture and deliver components at a lower cost than the OEMs due to:

     .    their lower labor costs and other manufacturing efficiencies;

     . their ability to spread research and development and engineering costs over products provided to multiple OEMs; and

     . other economies of scale inherent in high volume manufacturing such as the ability to leverage global purchasing capabilities.

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

     The following table sets forth the approximate composition by product category of the Company's revenues for the fiscal years ended December 31, 2002 and 2001, the five months ended December 31, 2000 and the prior fiscal year ended July 31, 2000*:

                                               Year Ended               Five
                                               December 31          Months Ended   Year Ended
                                        ------------------------     December 31     July 31
          Product Categories              2002           2001           2000          2000
                                        -------------------------------------------------------
          Electrical systems              74.6%          73.6%          79.9%         83.2%
          Powertrain/drivetrain           19.4           20.1           13.4          13.2
          Other                            6.0            6.3            6.7           3.6
                                        -------------------------------------------------------
          Total                          100.0%         100.0%         100.0%        100.0%
                                        =======================================================

        * Reference is hereby made to the consolidated financial statements and the notes relating thereto for a more detailed presentation of revenues from external customers, a breakdown of foreign revenues, measure of profit (loss) and total assets.

     Products within the electrical systems category include manufactured and remanufactured starters and alternators. The starters are used in cars and trucks manufactured by GM in North America. Starters and alternators are also used in marine and industrial applications. The Company manufactures a full line of heavy duty starters and alternators for use primarily with large diesel engines. The Company's starters and alternators are specified as part of the standard electrical system by most North American heavy duty truck and engine manufacturers. The Company believes that it is the largest manufacturer and remanufacturer in North America of (i) starters for automobiles and light trucks (including sport-utility vehicles, minivans and pickup trucks) and (ii) starters and alternators for medium and heavy duty vehicles.

     Products within the powertrain/drivetrain category include diesel and marine engines, fuel injectors, injection pumps and turbo chargers (fuel systems), transmissions, torque converters, water pumps, rack and pinions, power steering pumps, and gears.

Customers

     The Company's principal customers include OEM automotive and heavy duty manufacturers, OEM dealer networks, leading automotive parts retail chains and warehouse distributors. The Company's major customers include GM, Navistar, GM SPO, Advance Auto Parts, Daimler Chrysler, Caterpillar, Ford, AutoZone, Delphi, PACCAR, O'Reilly, Cummins, Volvo/Mack Trucks, and Mazda.

     The Company has long-term agreements, with terms typically ranging from three to five years, to supply heavy duty starters and alternators to GM, Daimler Chrysler Commercial Trucks, PACCAR, Volvo/Mack Trucks, and Cummins. Total sales to GM and related affiliates accounted for approximately 23.7%, of which approximately 18.7% are OEM sales in 2002. No other customer accounted for more than 10% of consolidated net sales.

     In connection with the Company's separation from GM in July 1994, GM entered into long-term contracts with the Company to purchase 100% of its North American requirements for automotive starters (other than for Saturn and Geo) and 100% of its U.S. and Canadian requirements for heavy duty starters and alternators, at fixed prices which are scheduled to decline over the life of the contracts. GM's obligations to purchase the Company's automotive starters and heavy duty starters and alternators under these agreements are subject to those products remaining competitive as to price, technology and design. In fiscal year 1999, the Company and GM extended the terms of these agreements for the Company to supply automotive starting motors for existing and planned new engines introduced to support GM North American Operations to August 31, 2008. The amendment also provides that Delco Remy America and its international operations will be the supplier of starting motors for the life of production of those engines. In April 2002, price and product offering was adjusted in accordance with the competitive (as to price, technology and design) clause of the original agreement. The contracts relating to heavy duty products terminated on July 31, 2000.

     In 1994, GM also entered into a long-term contract with the Company to distribute exclusively the Company's automotive aftermarket products. Prices to GM under this agreement are driven by the market. This agreement terminates on July 31, 2009.

     The Company has developed a network of independent distributors to expand sales volume not served by previous sales channels. The independent distributors continue to be a growth market for the Company through expanded product offerings and increased Aftermarket market share. The Company expects to continue sales growth in this channel.

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

Competition

     The automotive parts market is highly competitive. Competition is based primarily on quality of products, service, delivery, technical support and price. Most OEM manufacturers and aftermarket distributors source parts from one or two suppliers. The Company competes with a number of companies who supply automobile manufacturers throughout the world. In the automotive market, the Company's principal competitors include Denso, Valeo, Mitsubishi, Bosch, Visteon, Rayloc, Units Parts and Motorcar Parts & Accessories.

Business Strategy

Exploit Leading Market Share in Fragmented Aftermarket

     The Company participates in a portion of the aftermarket that is large and highly fragmented. Most participants are small, regional companies offering relatively narrow product lines. A key element of the Company's growth strategy is to capitalize on its position as a consolidator. The Company believes that it is the largest manufacturer and remanufacturer of aftermarket starters and alternators in the world. Today, remanufacturing is less prevalent in Europe than in the U.S. The Company believes it is well-positioned to capitalize on the increasing trend towards remanufacturing from repair. Consolidation of the aftermarket is occurring as many competitors are finding it difficult to meet the increasing quality, cost and service demands of customers, who, in turn, are seeking to reduce the number of their suppliers. With its OEM capabilities, remanufacturing expertise, full product line, access to cores and ability to capitalize on economies of scale, the Company is well positioned to benefit from the consolidation of the aftermarket.

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

Increase Global Presence

     OEMs are increasingly requiring suppliers to provide components on a global basis as vehicle platforms are standardized across geographic markets. Additionally, the Western European market for automotive components is expected to grow at a greater rate than the North American market over the next few years due to higher levels of OEM outsourcing. The emerging markets also should benefit from long-term growth as demand for automotive vehicles in these markets is expected to increase at a compounded annual rate of almost 6% over the next five years. Currently, the Company's manufacturing base includes a presence in eight countries on four continents. It plans to seek out collaborative opportunities in order to expand its OEM starter and alternator product lines and its international marketing and distribution capability. The Company believes that continued global expansion will enable it to continue to grow to meet these demands.

Increase Focus on Technologically Advanced Products

     The Company continues to produce technologically advanced products by regularly updating and enhancing its product line. These products help it to compete successfully in the global marketplace. Since 1994, the Company has completed the introduction of a new family of gear reduction starters that replaced all straight drive starters in GM automobiles and light duty trucks by the 1998 model year and introduced several longer-life heavy duty alternators. It is also in various stages of development on a number of new products including:

     . a new family of gear reduction starters for the medium and heavy duty truck and industrial market;

     .    a new family of light duty passenger car/light truck alternators;

     . a small gear reduction starter specifically designed for application on world automobile platforms; and

     . high-technology products in the distributed generation and hybrid electric vehicle markets.

Patents, Trademarks and Licenses

     Pursuant to a Trademark License Agreement between the Company and GM, GM has granted the Company an exclusive license to use the "Delco Remy" trademark on and in connection with automotive starters and heavy duty starters and alternators until July 31, 2004, extendable indefinitely at the Company's option upon payment of a fixed $100,000 annual licensing fee to GM. The Company has also been granted a perpetual, royalty-free license to use the "Remy" trademark. The "Delco Remy" and "Remy" trademarks are registered in the United States, Canada and Mexico and in most major markets worldwide. GM has agreed with the Company that, upon the Company's request, GM will register the trademarks in any jurisdiction where they are not currently registered.

     The Company has also been granted an exclusive license to use the "Delco Remy" name as a tradename and corporate name worldwide until July 31, 2004 pursuant to a Tradename License Agreement between the Company and GM. In addition, GM has granted the Company a perpetual license to use the "Remy" name as a tradename and corporate name worldwide.

     The Company owns and/or has obtained licenses to various domestic and foreign patents and patent applications related to its products and processes. The patents expire at various times over the next 17 years. While these patents and patent applications in the aggregate are important to the Company's competitive position, no single patent or patent application is material to the Company.

     The Company and Delphi Technologies, Inc. ("Delphi Technologies") entered into a license agreement dated November 30, 2002, by which the Company licensed from Delphi Technologies certain patents and technical information used in the manufacture and remanufacture of belt-driven automotive generators and alternators.

Purchased Materials

     Principal purchased materials for the Company's business include: aluminum castings, gray and ductile iron castings, armatures, solenoids, copper wire, injectors, electronics, steel shafts, forgings, bearings, commutators, pumps and carbon brushes. All materials are readily available from a number of suppliers, and the Company does not foresee any difficulty in obtaining adequate inventory supplies. The Company generally follows the North American industry practice of passing on to its customers the costs or benefits of fluctuation in copper and aluminum prices on an annual or semi-annual basis.

Employees

     As of December 31, 2002, the Company employed 6,338 people, 1,537 of whom were salaried and administrative employees and 4,801 of whom were hourly employees. In the United States, 350 of the Company's hourly workers are represented by the UAW under an agreement between the Company and the UAW, the applicable provisions of which were assumed by the Company in connection with the separation from GM. The agreement between the UAW and the Company, originally scheduled to expire on March 22, 2001, was extended an additional two years. On January 7, 2003, the Company announced that it will close its Delco Remy America starter and alternator manufacturing operations in Anderson, Indiana during the first quarter of 2003. The plant closure will effect the 350 hourly workers represented by the UAW and approximately 50 salaried employees currently supporting these plants.

     As of December 31, 2002, approximately 127 of Delco Remy Hungary's 384 hourly employees are affiliated with the Hungarian Steel Industry Workers Union. The agreement was signed July 17, 1996 and is perpetual, subject to termination upon three months' notice from either party.

     As of December 31, 2002, approximately 391 of Elmot's 480 hourly workers are affiliated with The Intercompany Trade Union or the Intercompany Union Organization NSZZ. Agreements with these unions were signed on August 23, 2000 and are perpetual.

     The Company's other facilities are primarily non-union. The Company is unaware of any current efforts to organize the employees in its other facilities. There can be no assurance that there will not be any labor union efforts to organize employees at facilities that are not currently unionized. At the present time, the Company believes that its relations with its employees are good.

Research and Development

     The Company's engineering staff works independently and with OEMs to design new products, improve performance and technical features of existing products and develop methods to lower manufacturing costs. In support of its engineering efforts, the Company has formed technical alliances with a select number of engineering and technology firms to identify long-term engineering advances and opportunities. The Company is a participant in Electricore Incorporated, a consortium for advanced transportation technologies. Through this participation, the Company is working on developing the technical alliances to develop the next generation motors and alternators. The Company has also entered into an alliance with Lynx Motion Technologies to develop a family of electric drive motors which will be integral components of the propulsion system, needed for advanced hybrid gas-electric, diesel-electric and fuel cell vehicles. The Company has obtained new business with Allison Electric Drive, a unit of GM Powertrain, for producing the electric machine integral to the development of the transmission used in hybrid vehicles.

     Consistent with its strategy to introduce technologically advanced and improved products, the Company spent approximately $15.2 million in 2002, $15.5 million in 2001, approximately $7.2 million in the five month period ended December 31, 2000 and approximately $16.3 million in fiscal year 2000, respectively, on research and development activities. All expenditures were Company funded.

Foreign Operations

     Information about the Company's foreign operations is set forth in tables relating to geographic information in Note 16 to Consolidated Financial Statements, "Business Segments and Geographic Area Information," which statements are included under Item 8, Financial Statements and Supplementary Data.

Environmental Regulation

     The Company's subsidiaries' facilities and operations are subject to a wide variety of federal, state, local and foreign environmental laws, regulations, ordinances and directives, including those related to air emissions, wastewater discharges and chemical and hazardous waste management and disposal ("Environmental Laws"). The Company's subsidiaries' operations also are governed by laws relating to workplace safety and worker health, primarily the Occupational Safety and Health Act, and foreign counterparts to such laws ("Employee Safety Laws"). The Company believes that it and its subsidiaries' operations are in compliance with current requirements under Environmental Laws and Employee Safety Laws, except for non-compliance where the cost that might be incurred to resolve the non-compliance would not have a material adverse effect on the Company's results of operations, business or financial condition. The nature of the Company's and its subsidiaries' operations, however, exposes it to the risk of liabilities or claims with respect to environmental and worker health and safety matters. There can be no assurance that such costs will not be incurred in connection with such liabilities or claims.

     The Company has commenced a series of environmental, health and safety reviews to enable the subsidiaries to confirm their compliance with Environmental Laws and Employee Safety Laws. Two subsidiaries of the Company, Remy Reman and World Wide, identified past violations of the Emergency Planning & Community Right to Know Act of 1986 ("EPCRA") and notified the Environmental Protection Agency ("EPA") under the federal voluntary audit disclosure rules. The EPA notified the two subsidiaries that EPA would not seek any penalties for the disclosed EPCRA violations, and therefore those matters are resolved.

     In addition, the Remy Reman facilities in Mississippi and the World Wide facility in Virginia identified certain possible violations of state air laws and notified the applicable state agencies under the state voluntary audit disclosure rules. The state agencies have either requested further information or have not responded to the subsidiaries. The subsidiaries have or are in the process of responding to the information requests, and they are currently in compliance with the air permit requirements. At this time, it is unknown whether the state environmental agencies intend to pursue enforcement actions for the past violations or whether penalties, if sought, will be material. The Company does not believe that the costs of the matters, if any, will have a material adverse effect on the Company's results of operations, business or financial condition.

     Based on the Company's experience to date, the Company believes that the future cost of compliance with existing Environmental Laws (or liability for known environmental claims) will not have a material adverse effect on the Company's business, financial condition or results of operations. However, future events, such as changes in existing Environmental Laws or their interpretation, may give rise to additional compliance costs or liabilities for the subsidiaries that could have a material adverse effect on the Company's business, financial condition or results of operations. Compliance with more stringent Environmental Laws, as well as more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing Environmental Laws, may require additional expenditures by the Company or its subsidiaries that may be material.

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

     In September 2000, one of Franklin Power Product Inc.'s (a subsidiary of the Company) Indiana facilities received a Finding of Violation and Order for Compliance from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. is in compliance with the terms of the order and has eliminated the discharge.

     During the environmental due diligence performed in connection with the separation from GM, GM and the Company identified certain on-site pre-closing environmental conditions, including the presence of certain Hazardous Substances in the soil at the former GM Meridian, Mississippi facility and in the soil and groundwater at the former GM Anderson, Indiana facilities. At the time, GM reported the presence of these substances in the groundwater to the EPA and the Indiana Department of Environmental Management, and we understand that GM continues to be responsible for working with the EPA to resolve these issues. The Company has vacated one of the former GM Anderson facilities and the Meridian, Mississippi facility and has ceased manufacturing at the other former GM Anderson facility. Based on the Company's experience to date, the terms of the indemnification in the GM acquisition agreement and GM's continuing performance in responding to these conditions, the Company does not believe any future costs of responding to these on-site environmental conditions would have a material adverse affect on the Company's operations, business or financial condition.

     In connection with its acquisition of facilities and businesses from GM, Nabco, A&B Group, Autovill, Power, World Wide, Ballantrae, Lucas Varity, Electro Diesel Rebuild, Electro Rebuild Tunisia, Atlantic Reman Limited, Williams Technologies, Elmot, Mazda, PAS and M&M Knopf Autoparts, Inc. ("Knopf"), the Company and/or its subsidiaries obtained various indemnities for certain claims related to on-site and/or off-site environmental conditions and violations of Environmental Laws which arose prior to such acquisitions. The environmental indemnities are subject to certain deductibles, caps, cost sharing and time limitations depending on the nature and timing of the environmental claim.

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

     Franklin Power Co., Inc. in Franklin, Indiana has been undergoing a RCRA site investigation and clean-up of volatile organic compounds in the soil and groundwater pursuant to an EPA Administrative Order on Consent ("EPA Order") issued to both Franklin Power Products, one of the subsidiaries of the Company, and Amphenol Corporation, a prior owner of the property. Pursuant to the EPA Order, Franklin Power Products and Amphenol Corporation are jointly addressing this matter. Amphenol indemnified Franklin Power Products for certain liabilities associated with the EPA Order and Amphenol has satisfied and continues to satisfy the requirements of the EPA Order. Based on the experience to date and the indemnities from Amphenol and the sellers of Franklin Power Products to the Company, the Company believes that future costs associated with this site will not have a material adverse effect on the Company's results of operations, business or financial condition.

     Nabco Inc.'s (a subsidiary of the Company) Marion, Michigan facility was listed on Michigan's state list of contaminated sites since 1993 because of Hazardous Substances in the soils and groundwater at the facility. Based on recent sampling results submitted to the Michigan environmental authority in September 2001, Nabco believes that no further work will be required and requested that the site be removed from the state list. Even if the Michigan environmental authority was to require further investigation or remedial action with respect to this matter, the Company does not believe that costs in connection with this matter will have a material adverse effect on the Company's results of operations, business or financial condition.

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

ITEM 2  PROPERTIES

     The world headquarters of the Company are located at 2902 Enterprise Drive, Anderson, Indiana 46013. The Company leases its headquarters. The following table sets forth certain information regarding manufacturing and certain other facilities operated by the Company as of December 31, 2002.

                                      Number
     Location                      Of Facilities                  Use                       Owned/Leased
--------------------------------------------------------------------------------------------------------
Anderson, IN                             3                Office                                Leased
Anderson, IN                             7                Manufacturing                         Leased
Anderson, IN                             1                Testing                               Leased
Anderson, IN                             1                Warehouse                             Leased
Atlanta, GA                              1                Warehouse/Office                      Leased
Bay Springs, MS                          1                Manufacturing                         Leased
Brooklyn, NY                             2                Warehouse/Office                      Leased
Brusque, Brazil                          1                Manufacturing                         Leased
Budapest, Hungary                        1                Warehouse                              Owned
Buffalo, NY                              2                Warehouse                             Leased
Chantilly, VA                            1                Manufacturing/Office/Warehouse        Leased
Cradler Health, United Kingdom           1                Manufacturing/Warehouse               Leased
Dallas, TX                               1                Manufacturing/Office                  Leased
Droitwick, Worcestshire,
 United Kingdom                          1                Office                                Leased
Edinburgh, IN                            1                Manufacturing                         Leased

                                      Number
     Location                      Of Facilities                      Use                          Owned/Leased
-----------------------------------------------------------------------------------------------------------------
Edmonton, Canada                         3                    Manufacturing/Warehouse                   Leased
Findlay, OH                              1                    Manufacturing                             Leased
Flint, MI                                1                    Warehouse/Office                          Leased
Fort Wayne, IN                           1                    Warehouse                                 Leased
Fradley, United Kingdom                  1                    Manufacturing/Office/Warehouse            Leased
Franklin, IN                             4                    Manufacturing/Office/Warehouse             Owned
Hancock, MD                              1                    Warehouse/Office                          Leased
Heverlee, Belgium                        1                    Office                                    Leased
Heidelberg, MS                           1                    Warehouse                                 Leased
Heist Op Den Berg, Belgium               4                    Office/Manufacturing/Warehouse            Leased
Indianapolis, IN                         2                    Warehouse                                 Leased
Jacksonville, FL                         1                    Manufacturing/Office/Warehouse            Leased
Menzel Harb, Tunisia                     1                    Manufacturing                             Leased
Kaleva, MI                               1                    Manufacturing                             Leased
S. Kearny, NJ                            1                    Warehouse                                 Leased
Kings Winford, United Kingdom            1                    Manufacturing                             Leased
Kyoungnam, South Korea                   2                    Manufacturing/Warehouse                    Owned
Laredo, TX                               1                    Warehouse                                 Leased
Lavant, United Kingdom                   1                    Manufacturing                             Leased
Leicester, United Kingdom                1                    Manufacturing/Warehouse                   Leased
Mansfield, TX                            1                    Manufacturing                             Leased
Marion, MI                               1                    Manufacturing                             Leased
Memphis, TN                              1                    Warehouse                                 Leased
Meridian, MS                             2                    Warehouse/Office                          Leased
Mezokovesd, Hungary                      1                    Manufacturing                              Owned
Miskolc, Hungary                         1                    Manufacturing                             Leased
Moncton, Canada                          1                    Warehouse                                 Leased
Peru, IN                                 7                    Manufacturing                             Leased
Philadelphia, PA                         2                    Warehouse                                 Leased
Piscataway, NJ                           1                    Office/Warehouse                          Leased
Plainfield, IN                           1                    Warehouse                                 Leased
Raleigh, MS                              4                    Manufacturing/Warehouse                Leased/Owned
Reed City, MI                            3                    Manufacturing/Warehouse                    Owned
Ridgeville, SC                           2                    Manufacturing                          Leased/Owned
Sao Paulo, Brazil                        1                    Warehouse                                 Leased
San Luis Potosi, Mexico                  5                    Manufacturing                             Leased
Saskatoon, Canada                        1                    Warehouse                                 Leased
Seoul, South Korea                       1                    Office                                    Leased
Shubuta, MS                              1                    Warehouse                                 Leased
Sligo, Ireland                           1                    Manufacturing/Office                      Leased
Spartanburg, SC                          1                    Warehouse                                 Leased
Summerville, SC                          6                    Manufacturing/Warehouse/Office            Leased
Swidnica, Poland                         1                    Manufacturing                             Leased
Sylvarena, MS                            1                    Office/Testing                            Leased
Taylorsville, MS                         1                    Manufacturing                             Leased
Toledo, OH                               1                    Retail                                    Leased
Troy, MI                                 1                    Office                                    Leased
Warren, MI                               1                    Manufacturing                              Owned
Winchester, VA                           2                    Office/Manufacturing/Warehouse            Leased
Winnepeg, Canada                         3                    Manufacturing/Warehouse                    Owned

     The Company believes all facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the next several years.

ITEM 3  LEGAL PROCEEDINGS

     From time to time, the Company is party to various legal actions in the normal course of its business.

     Remy Mexico Holdings, S. de R.L. de C.V. ("RMH"), an indirect subsidiary of the Company, and GCID Autopartes, S.A. de C.V. ("GCID") are parties to a series of agreements, including a partnership agreement. The partnership agreement created Delco Remy Mexico, S. de R.L. de C.V. ("DRM") which operates certain manufacturing facilities in Mexico. GCID is the minority partner with a 24% ownership interest. RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements in exchange for a $13,000,000 termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under the partnership agreement, alleging that RMH failed to conduct the business of the partnership in accordance with that agreement. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association seeking damages for the alleged breaches of the partnership agreement and breaches of fiduciary duty. RMH has denied any such breaches.

     On January 2, 2002, GCID notified RMH that it was terminating the partnership for the alleged breach of the partnership agreement by RMH and demanded that RMH purchase GCID's partnership interest in DRM. On March 11, 2002, GCID filed the First Amended Arbitration Demand adding additional claims and parties, including DRM and other affiliates of RMH: Remy Componentes. S. de R.L. de C.V. and Delco Remy America, Inc. (together with RMH, the "Named Parties"). The First Amended Demand seeks damages for breach of fiduciary duty, breaches of various contracts between and among the various parties, and tortious interference with contractual relations. The damages include a claim of approximately $13,000,000 for the purchase of GCID's interest in the Company and a claim for $17,000,000 for the alleged breach of a Service Agreement between the Company and GCI Services, S.A. de C.V. ("GCIS"), an affiliate of GCID, pursuant to which GCIS provides labor to the Partnership. On September 30, 2002, GCID and GCIS served expert reports claiming that GCID is owed approximately $23,300,000 for the purchase of its partnership interest in DRM and that GCIS is owed approximately $17,650,000 under the Service Agreement.

     On January 24, 2003, GCID and GCIS filed a Second Amended Arbitration Demand adding additional claims of breach of contract against the Named Parties. On January 31, 2003, the Named Parties filed an Answer to the Second Amended Demand denying liability for all claims. The arbitration hearing is scheduled to begin May 19, 2003.

     The Company disputes all of the claims alleged in both the First and Second Amended Arbitration Demands and denies any liability for damages to GCID or any of its affiliates. GCIS continues to provide services to DRM. In addition, another affiliate of GCID, Sistemas y Componentes Electricos, S.A. de C.V., continues to be the leaseholder of the premises occupied by DRM.

     The Company believes that the Named Parties have meritorious defenses to the action, but it is unable to predict whether the proceeding will have a material adverse effect on the Company.

     Remy Reman facilities in Mississippi and the World Wide facility in Virginia have identified certain possible violations of state air laws and notified the applicable state agencies under the state voluntary audit disclosure rules. The state agencies have either requested further information or have not responded to the subsidiaries. The subsidiaries have or are in the process of responding to the information requests, and they are currently in compliance with the air permit requirements. At this time, it is unknown whether the state environmental agencies intend to pursue enforcement actions for the past violations or whether penalties, if sought, will be less than $100,000.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

                                    PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

Market Information

     On February 7, 2001, the Company agreed to a going private transaction with its largest stockholder, Court Square Capital Limited ("Court Square"), pursuant to which Court Square made a cash tender offer for all of the Company's common stock not owned by Court Square. Following completion of the tender offer on February 23, 2001, an affiliate of Court Square merged with the Company and the merger eliminated the remaining common stock not owned by Court Square. The aggregate consideration for the shares purchased in the tender offer and the merger was about $104.2 million. The Company did not incur any indebtedness in connection with the tender offer and merger. Following completion of the merger on March 14, 2001, the New York Stock Exchange delisted the Company's common stock, and the Company terminated the registration of its common stock under the Securities Exchange Act of 1934. There is currently no established public market for the outstanding common equity of the Company.

Holders

     The approximate number of record holders of each of the classes of the Company's common stock as of March 15, 2003 were as follows:


           Class A Common Stock                        1
           Class B Common Stock                       16
           Class C Common Stock                        1

Dividends

     The ability of the Company to pay dividends is restricted by certain covenants contained in the Company's Senior Credit Facility, as well as certain restrictions contained in the Company's indentures relating to its senior notes and its subordinated notes.

ITEM 6  SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial data of the Company for the fiscal years ending July 31, 1998 through 2000, the five month transition period ended December 31, 2000, and the years ended December 31, 2002 and 2001 (dollars in thousands).

                                          Year Ended            Five Months Ended
                                          December 31              December 31                Year Ended July 31
                                   --------------------------------------------------------------------------------------
                                       2002          2001        2000        1999        2000        1999        1998
                                   --------------------------------------------------------------------------------------
                                                                         (Unaudited)
Net sales                          $ 1,069,352  $ 1,007,152  $  442,200  $  421,203  $ 1,032,854  $  882,478  $  765,397
Income (loss) from
 continuing operations (a)                 579      (47,861)     10,336       9,915       14,159      23,133      (5,649)
Total assets                           849,460      947,231     924,470     816,757      889,240     782,663     684,997
Long-term obligations and
 redeemable preferred stock            870,456      837,877     519,284     447,475      484,270     434,931     393,806
Cash dividends declared per
 common share                               NA           NA          --          --           --          --          --

(a) The results of acquired companies are included in operations from date of acquisition. Pro forma results of operations for acquisitions are presented in Note 1 to the consolidated financial statements. Results for the year ended December 31, 2001 and fiscal years ending July 31, 2000 and 1998 include restructuring charges of $20,724, $22,190 and $16,227, respectively, after income taxes. Results for the year ended December 31, 2001 include special charges totaling $20,114 after income taxes. See Notes to Consolidated Financial Statements.

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

     The Company changed its fiscal year end to December 31, effective August 1, 2000. Prior to August 1, 2000, the fiscal year ended on July 31. Accordingly, the Company's audited financial statements include a balance sheet at December 31, 2000 and statements of operations, stockholders' equity and cash flows for the five-month transition period ended December 31, 2000. Unaudited statements of operations for the year ended December 31, 2000 and the five months ended December 31, 1999, have been provided for management's discussion and analysis of results of operations.

General

     The Company manufactures and remanufactures electrical and powertrain/drivetrain components for the aftermarket and OEM market and provides core exchange services. The Company sells its products principally in North America, Europe, Latin America and Asia-Pacific to OEMs, warehouse distributors and retail automotive parts chains.

     Results for Tractech, which manufactures traction control devices, and Kraftube, which manufactures components for the air-conditioning industry, are referred to as non-core businesses. These non-core businesses were sold in the first quarter of 2003 (see Note 21 to the financial statements) and will be reported as discontinued operations beginning in 2003. Prior period results will be reclassified accordingly.

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

     The primary components of cost of goods sold in the Company's products include component parts, material, labor costs, overhead and the cost of cores. While the availability and cost of cores fluctuate based on supply and demand, the Company's relationships with dealers and other customers have historically provided it with sufficient access to cores at favorable prices. The Company believes that the acquisition of Knopf, one of the world's largest automotive components recovery and exchange companies, provides a key competitive advantage in the area of core management.

     Approximately 14% of the Company's domestic hourly labor force is represented by the UAW. The Company's current agreement with the UAW ends in March 2003. On January 7, 2003, the Company announced that it will close its Delco Remy America starter and alternator manufacturing operations in Anderson, Indiana during the first quarter of 2003. The plant closure will effect the 350 hourly workers represented by the UAW and approximately 50 salaried employees currently supporting these plants. The Company is currently in negotiations with the UAW concerning the severance payments to be made by the Company to the hourly labor force represented by the UAW. Under provisions of the current agreement, the UAW and the Company developed special programs of incentives for hourly employees who agree to leave the Company. The cost of these programs is included in the restructuring charges in fiscal years 2001 and 2000. The Company has implemented its strategy of shifting production to focus factories, which the Company believes has reduced costs and will continue to reduce costs as these focus factories continually improve and implement lean manufacturing concepts (See Note 21 to the financial statements).

     Since 1994, the Company has seen significant growth through strategic acquisitions and joint ventures which have broadened the Company's product line, expanded its manufacturing and remanufacturing capability, extended its participation in international markets and increased its penetration of the retail automotive parts channel. As a result, net sales to customers other than GM increased from 41% of total sales in fiscal year 1995 to 77% in 2002. Sales outside of the Class 8 heavy duty truck market have increased from 87% of total sales in fiscal year 1995 to 95% in 2002.

     GM accounted for about 43% of the Company's total OEM sales in 2002. GM SPO accounted for about 9% of total after-market sales in 2002. In connection with the Company's separation from GM, GM entered into long-term contracts to purchase from the Company 100% of GM's North American requirements for automotive starters (other than for Saturn and Geo) and 100% of GM's U.S. and Canadian requirements for heavy duty starters and alternators. GM's obligations to purchase the Company's products in the future are subject to such products remaining competitive as to price, technology and design. GM's obligation to purchase automotive starters from the Company terminates on August 31, 2008. GM's obligation to purchase heavy duty starters and alternators from the Company terminated on July 31, 2000. The Company cannot be sure that GM will not develop alternative sources for components currently produced by the Company and purchase some or all of GM's requirements from alternative sources.

     In addition, GM SPO has been designated as an exclusive distributor of a significant amount of the Company's automotive aftermarket products and as a distributor of the Company's heavy duty aftermarket products. The Company's exclusive distribution arrangements with GM SPO for the Company's automotive aftermarket products terminates on July 31, 2009. The Company distribution arrangement with GM SPO is renewable on an annual basis for the Company's heavy duty aftermarket products.

     On January 7, 2003, the Company announced that it will close its Delco Remy America starter and alternator manufacturing operations in Anderson, Indiana during the first quarter of 2003. Production at these plants will be absorbed by other Company plants globally. The wind down of the Anderson manufacturing operations will affect approximately 350 hourly UAW represented employees and approximately 50 salaried employees currently supporting these plants.

     On March 18, 2003, the Company announced it would close, by year-end, its electrical remanufacturing business, NABCO, located in Reed City, Michigan. The wind down of the Reed City remanufacturing operations will affect approximately 200 employees. The NABCO facilities in Kaleva and Marion, Michigan, will continue to remanufacture components for Delphi and other selected customers.

     In the second quarter of 2002, the Company concluded that its retail aftermarket gas engine business did not fit with its strategic objectives and completed plans to exit the business. In connection with discontinuing the business, a charge of $28.2 million was recorded in 2002 to write down the relevant assets to their estimated realizable value. An additional charge of $2.8 million was recorded in 2002 for the estimated cost of employee termination benefits and closure of facilities. Operating results for this business are reported under discontinued operations on the Company's consolidated statements of operations, balance sheets and consolidated statements of cash flows.

     In the fourth quarter of 2001, the Company completed plans for the closure and realignment of certain manufacturing facilities and administrative functions in the United States, Canada and Europe. These actions were in response to anticipated OEM and aftermarket volume declines and support the Company's ongoing efforts to reduce cost and improve efficiencies. A one-time charge of $39.3 million was recorded in the fourth quarter of 2001 for the estimated cost of the plan. The charge included $26.7 million for the estimated cost of various voluntary and involuntary employee separation programs associated with the resulting workforce reductions of approximately 820 employees. A total of $2.5 million and $15.0 million were paid in 2001 and 2002, respectively, and $4.6 million and $4.7 million are estimated to be paid in 2003 and 2004, respectively for these programs. The charge also included $8.2 million, net of salvage value, for the write-down of certain assets which will no longer be used as a result of the closures and realignments, and $4.4 million of other costs.

     In May 2000, the Company completed plans for the realignment of certain manufacturing facilities in the United States, Canada and the United Kingdom. A charge of $35.2 million was recorded in the fourth quarter of fiscal 2000 for the estimated cost of the plan, which included various employee separation programs and the write-down of certain production assets. Cash payments relative to this charge were $5.0 million, $16.0 million, $3.1 million and $2.9 million in fiscal 2000, the five months ended December 31, 2000 and the years 2001 and 2002, respectively. Payments are expected to be approximately $0.1 million in 2003.

     At December 31, 2002, the Company was in negotiations with Delphi Corporation to purchase certain portions of its generator business. In the fourth quarter of 2002, the Company completed the acquisition of intellectual property rights for the light duty alternator product line and certain other assets for production of automotive alternators. Additional agreements are expected to be completed in 2003.

     The following table sets forth unaudited results of operations for the year ended December 31, 2000 and certain statements of operations data expressed as a percentage of sales:

                                                                                     As a Percentage of Net Sales
                                                                         ---------------------------------------------
                                                                                                             Five
                                                               Year         Year     Year      Year      Months Ended
                                                               Ended        Ended    Ended     Ended     December 31
                                                              Dec. 31      Dec. 31  Dec. 31   Dec. 31 ----------------
                                                               2000         2002     2001      2000      2000     1999
                                                        --------------------------------------------------------------
                                                          $ in millions
                                                           (unaudited)
Net sales                                                  $ 1,033.9     100.0%    100.0%    100.0%    100.0%    100.0%
Cost of goods sold                                             813.3      83.3      81.6      78.7      79.7      80.0
Special charges - cost of goods sold                              --        --       1.6        --        --        --
                                                        --------------------------------------------------------------
Gross profit                                                   220.6      16.7      16.8      21.3      20.3      20.0
Selling, general and administrative expenses                   101.9       9.5       9.9       9.8      10.1      10.1
Special charges - SG&A                                            --        --       1.6        --        --        --
Amortization of goodwill and intangibles                         5.9       0.1       0.7       0.6       0.6       0.5
Restructuring charges                                           31.4        --       3.3       3.0        --        --
                                                        --------------------------------------------------------------
Operating income                                                81.4       7.1       1.3       7.9       9.6       9.4
Interest expense and other non-operating items                 (48.0)     (5.6)     (5.8)     (4.7)     (4.9)     (4.5)
                                                        --------------------------------------------------------------
Income (loss) from continuing operations before
  income taxes, minority interest in income of
  subsidiaries, loss from unconsolidated joint
  ventures, extraordinary items and cumulative
  effect of change in accounting principle                      33.4       1.5      (4.5)      3.2       4.7       4.9
Income taxes (benefit)                                          11.3       0.7      (0.9)      1.1       1.5       1.8
Minority interest in income of subsidiaries                     (6.7)     (0.4)     (0.9)     (0.6)     (0.7)     (0.7)
Loss from unconsolidated joint ventures                         (0.8)     (0.4)     (0.3)     (0.1)     (0.1)       --
                                                         -------------------------------------------------------------
Net income (loss) from continuing operations before
  extraordinary items and cumulative effect of change
  in accounting principle                                       14.6        --      (4.8)%     1.4%      2.4%      2.4%
                                                          =============================================================


Results of Operations

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

     In 2001, the Company recorded special charges totaling $32.4 million, $16.2 million of which was reported as a deduction to gross profit and $16.2 million of which was charged to other operating expenses. The deduction to gross profit included $13.8 million attributable to higher than anticipated warranty costs relative to a limited class of heavy-duty OEM alternators. The design and production issues, which caused the unusually high level of claims, were corrected. The special warranty charge included $8.2 million for claims in 2001 and $5.6 million for anticipated future claims. The charge was adequate to cover all relevant claims. An additional $2.4 million was charged to gross profit to record the write down of inventory and certain customer claims relative to the Company's 2001 restructuring actions in non-core businesses. The $16.2 million charged to operating expenses consisted primarily of disputed items related to the GM acquisition. In the fourth quarter of 2001, the Company conceded these claims in connection with the negotiation of other long-term agreements with GM and Delphi.

Net Sales

     Net sales of $1,069.4 million in 2002 increased $62.2 million, or 6.2%, from $1,007.2 million in 2001. Automotive OEM sales increased $24.8 million due primarily to volume growth driven by strong customer demand. Heavy duty OEM sales were up $1.1 million due to customer pull ahead of Class 8 products in the third quarter in advance of forthcoming changes in engine technology required by Environmental Protection Agency regulations and sales incentives initiated by certain customers in the fourth quarter, partially offset by lower volume in Europe. Electrical aftermarket sales grew $26.5 million due to retail market share gains, partially offset by lower OEM service parts volume. Sales of remanufactured transmissions and diesel engines increased $5.3 million due to the acquisition of Mazda North American Operations ("Mazda NA"), and AutoMatic Transmissions International A/S ("AMT") in 2001 ($10.1 million), partially offset by lower sales as a result of market softness. Third party sales in the core services business increased $1.9 million in 2002. Sales in non-core businesses increased $2.6 million in 2002.

Gross Profit

     Gross profit of $179.1 million increased $10.4 million, or 6.2%, in 2002 from $168.7 million in 2001, and as a percentage of net sales was 16.7% in both years. Excluding a post-employment benefit curtailment gain recorded in 2002 and special charges recorded in 2001, gross profit decreased $10.2 million, or 5.5%, and as a percentage of net sales declined from 18.4% in 2001 to 16.3% in 2002. Automotive OEM gross profit increased $16.7 million due to higher sales volume, improved operating efficiency and a $1.8 million curtailment gain recorded in the first quarter of 2002, offset by the negative impact of strengthening foreign currencies on costs in foreign production facilities. Excluding the curtailment gain, Automotive OEM gross profit increased $14.9 million. Heavy duty OEM gross profit increased $15.0 million and, excluding the $2.6 million curtailment gain recorded in the first quarter of 2002 and the special warranty charges of $13.8 million in 2001, decreased $1.4 million in 2002 due to lower sales volume in Europe. Electrical aftermarket gross profit decreased $20.3 million in 2002 due to a higher ratio of retail sales (which generate lower margins) to OEM service parts sales, price reductions and start-up costs of new programs. Gross profit on remanufactured transmissions and diesel engines decreased $5.9 million in 2002 due to lower sales and the resulting negative impact on overhead absorption and labor efficiency, partially offset by the effect of the acquisitions of Mazda NA and AMT in 2001 ($3.9 million). Margins in the aftermarket overall were depressed by the emphasis on increased usage of cores in remanufacturing. While this has helped to conserve cash, it generated higher levels of scrappage of the underlying cores. Gross profit on core services increased $3.2 million in 2002 due to higher sales volume. Gross profit from non-core businesses increased $1.6 million due to higher sales and improved operating efficiencies. In all business units, the Company realized the initial benefits of the restructuring actions initiated in the fourth quarter of 2001.

Selling, General and Administrative Expense

     Selling, general and administrative expenses ("SG&A"), excluding the $16.2 million special charge in 2001, increased $2.0 million, or 2.1%, in 2002 compared with 2001. As a percentage of net sales, SG&A expenses improved to 9.5% in 2002 from 9.8% in 2001. The increase in year over year spending reflects investments in marketing programs, particularly in Europe. Offsetting these increases were the effects of cost and business process improvement programs initiated in the fourth quarter of 2001 and overall spending reductions throughout the Company.

Operating Income

     Operating income of $76.6 million in 2002 compares with operating income of $13.1 million in 2001. Excluding the $4.4 million curtailment gain in 2002 and the special charges totaling $32.4 million, the restructuring charge of $33.4 million and goodwill amortization of $6.7 million in 2001, operating income of $72.2 million in 2002 declined $13.5 million, or 15.7%, from $85.7 million in 2001, and as a percentage of net sales was 6.8% compared with 8.5% in 2001. This change was the result of sales, gross profit and SG&A expense factors discussed above.

Interest Expense, Net

     Interest expense, net, increased $2.4 million to $58.9 million in 2002 compared to $56.6 million in 2001. This increase was due to higher levels of debt to fund acquisitions ($1.8 million), the higher rate associated with the 11% Senior Subordinated Notes Due 2009 issued on April 26, 2001 ($1.5 million) and increased funding requirements for investing and financing activities ($1.2 million). These increases were partially offset by increased cash from operating activities ($0.6) and $1.6 million of interest income relative to a Federal income tax refund received in 2002. Interest expense included in results of discontinued operations was $6.5 million in 2002 and $4.3 million in 2001.

Non-operating Income (Expense)

     Non-operating expense, net, of $1.8 million in 2002 compares with non-operating income, net, of $1.8 million in 2001. Net foreign currency transaction losses of $0.5 million were recorded in 2002 compared with net gains of $0.4 million recorded in 2001. This year over year decline was due primarily to strengthening foreign currencies versus functional currencies in 2002, particularly in the fourth quarter. In addition, the Company recorded charges of $1.7 million in 2002 to write off deferred costs relative to acquisition projects that were terminated.

Income Taxes

     The Company's consolidated effective income tax rate was 45.4% in 2002 compared with 22.0% benefit in 2001. At December 31, 2002, the Company had unrecognized tax net operating loss carryover, research credits and alternative minimum tax credits of $162.1 million, $1.7 million and $2.9 million, respectively. The increase in the effective income tax rate year over year was due primarily to taxable dividends (primarily intercompany) paid in 2002 which are not deductible for financial reporting purposes and an $18.0 million addition to the reserve for the value of tax assets in excess of their estimated future recognizable value in 2001.

Minority Interest in Income of Subsidiaries

     Minority interests' share of earnings of the Company's consolidated subsidiaries were $4.2 million in 2002 compared with $9.3 million in 2001. This year over year decrease reflects the Company's purchase of additional shares from the minority shareholders of World Wide, Power and Delco Remy Korea. In addition, earnings in 2002 for Delco Remy Korea were negatively affected by a change in transfer pricing between Delco Remy Korea and a U.S. subsidiary of the Company, which, accordingly, reduced the minority interests' earnings.

Loss From Unconsolidated Joint Ventures

     The loss from unconsolidated joint ventures increased by $0.9 million to $3.8 million in 2002 compared with $2.9 million in 2001 due primarily to increased research and development activity at iPower Technologies, L.L.C. ("iPower").

Discontinued Operations

     The loss from discontinued operations before income tax in 2002 of $57.8 million consisted of operating losses of $20.3 million, interest expense of $6.5 million, restructuring charges for closure of facilities and employee separation costs totaling $2.8 million and the estimated loss on disposal of $28.2 million. Estimated future taxable income relative to discontinued operations, both in the United States and Canada, and reversing taxable temporary differences, are not sufficient to absorb the losses recorded in 2002. Therefore, a valuation allowance equal to the 2002 income tax effect of losses was established. The loss from discontinued operations before income tax in 2001 of $32.3 million consisted of operating losses of $22.3 million, interest expense of $4.3 million and restructuring charges of $5.7 million.

Extraordinary Items

     In 2002, the Company recorded an extraordinary charge of $1.1 million, net of income taxes of $0.7 million, in connection with the early retirement of its $200 million revolving credit facility. In 2001, the Company recorded an extraordinary gain of $0.7 million, net of income taxes of $0.4 million, in connection with the early retirement of the 8% Subordinated Debenture ("GM Subordinated Debenture") issued to GM by Delco Remy America.

Cumulative Effect of Change in Accounting Principle

     In accordance with the provisions of Statement of Financial Accounting Standards No. 142, the Company recorded a $74.2 million charge to write down goodwill in certain of its operations, effective in the first quarter of 2002. There was no income tax effect on this charge.

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

Net Sales

     Net sales of $1,007.2 million in 2001 declined $26.7 million, or 2.6%, from $1,033.9 million in 2000. Automotive OEM sales decreased $62.9 million due to reduced orders from GM, partially offset by the acquisition of Elmot-DR Sp z.o.o. ("Elmot") in the first quarter of 2000, and heavy duty OEM sales decreased $53.8 million due to lower demand. Electrical aftermarket sales increased $45.8 million due to higher demand and the acquisition of XL in the first quarter of 2001 ($13.9 million). Sales of remanufactured transmissions and diesel engines increased $45.1 million due to sales of previously consigned inventory ($40.0 million), the acquisitions of Mazda NA and AMT in the second quarter of 2001 ($10.5 million), partially offset by lower volume. Third party sales in the core services business increased $2.3 million due to the acquisition of Knopf in the second quarter of 2000 ($9.2 million), offset by lower volume on a comparable period basis. Sales in non-core businesses declined $3.2 million in 2002 due to lower demand.

Gross Profit

     Gross profit of $168.7 million declined $51.9 million, or 23.5%, in 2001 from $220.6 million in 2000. Excluding the special charges of $16.2 million discussed above, gross profit declined $35.7 million, or 16.2%, and as a percentage of sales declined from 21.3% to 18.4%. Automotive OEM gross profit declined $18.5 million due to lower sales volume, offset by productivity improvements. Heavy duty OEM gross profit declined $22.7 million due to the $13.8 million special warranty charge and lower volume, partially offset by productivity improvements. Electrical aftermarket gross profit was down $2.9 million due to reduced fixed manufacturing leverage, offset by the acquisition of XL in 2001. Gross profit on remanufactured transmissions and diesel engines increased $2.8 million due to the acquisitions of Mazda NA and AMT, partially offset by lower volume. Gross profit on core services declined $4.3 million due to lower volume on a comparable period basis, partially offset by the acquisition of Knopf in 2000. Gross profit from non-core businesses was down $6.3 million in 2001 compared with 2000 due primarily to lower sales volume.

Selling, General and Administrative Expense

     SG&A expenses, excluding the $16.2 million special charge in 2001, declined $2.8 million, or 2.7%, in 2001 compared with 2000, and as a percentage of net sales were 9.8% in 2001 and 9.9% in 2000. Successful cost reduction efforts were partially offset by the effect of 2001 acquisitions.

Operating Income

     Operating income of $13.1 million in 2001 compares with operating income of $81.4 million in 2000. Excluding the special charges totaling $32.4 million, the restructuring charge of $33.4 million and goodwill amortization of $6.7 million in 2001 and the restructuring charge of $31.4 million and goodwill amortization of $5.8 million in 2000, operating income of $85.7 million in 2001 declined $32.8 million from $118.5 million in 2000, and as a percentage of net sales was 8.5% compared with 11.5% in 2000. This change was the result of the sales, gross profit and SG&A expense issues discussed above.

Interest Expense, Net

     Interest expense, net, of $56.6 million in 2001 increased $7.9 million compared to $48.7 million in 2000. This increase was due to higher levels of debt to fund operations ($1.9 million), the higher interest rate and fees associated with the 11% senior subordinated debt issued in April 2001 ($4.8 million) and debt to fund acquisitions ($1.2 million). Interest expense included in results of discontinued operations was $4.3 million in 2001 and $2.2 million in 2000.

Non-operating Income (Expense)

     Non-operating income, net, of $1.8 million in 2001 compares with $0.7 in 2000. The year over year increase was due primarily to foreign currency transaction gains.

Income Taxes

     The Company's consolidated effective income tax rate was 22.0% in 2001 compared with 33.8% in 2000. At December 31, 2001, the Company had unrecognized tax net operating loss carryovers, research credits and alternative minimum tax credits of $95.8 million, $1.5 million and $2.9 million, respectively. The decrease in the effective income tax rate year over year was due primarily to an $18.0 million addition to the reserve for the value of these tax assets that is in excess of their estimated future recognizable value.

Minority Interest in Income of Subsidiaries

     Minority interests' share of earnings of the Company's consolidated subsidiaries were $9.3 million in 2001 compared with $6.7 million in 2000. This year over year increase reflects higher earnings in the relevant subsidiaries, offset by the Company's purchase of additional shares from the minority shareholders of World Wide and Power during 2001.

Loss From Unconsolidated Joint Ventures

     The loss from unconsolidated joint ventures increased from $0.8 million in 2000 to $2.9 million in 2001 due to the formation of a joint venture between the Company and Hitachi Ltd. in July 2001 and the formation the iPower joint venture in December 2000.

Discontinued Operations

     The loss from discontinued operations before income tax in 2001 of $32.3 million consisted of operating losses of $22.3 million, interest expense of $4.3 million and restructuring charges of $5.7 million. The loss from discontinued operations before income tax in 2000 of $6.1 million consisted of restructuring charges of $3.9 million and interest expense of $2.2 million.

Five Months Ended December 31, 2000 Compared to Five Months Ended December 31, 1999

Net Sales

     Net sales of $442.2 million increased $1.0 million, or 0.2%, due to sales of Knopf ($23.9 million), which was acquired in March 2000, increased volume in the electrical products aftermarket ($3.4 million) and higher sales of remanufactured transmissions and diesel engines ($2.0 million). These increases were offset by lower demand from customers in the heavy duty OEM market ($23.6 million) and reduced orders from GM and other customers in the OEM automotive products market ($4.7 million).

Gross Profit

     Gross profit of $85.6 million increased $1.1 million, or 1.4%, and as a percentage of sales was 20.3% in the five month period of 2000 and 20.0% in the comparable period of 1999. The increase in gross profit was due to increased volume in the electrical aftermarket ($5.3 million), the acquisition of Knopf ($4.1 million) and higher volume of remanufactured transmissions and diesel engines ($2.5 million). These increases were offset by lower volume and product mix in the heavy duty OEM market ($9.4 million) and lower volume and product mix in the OEM automotive market ($1.4 million). These volume and product mix declines were mitigated by cost improvements, including realization of cost savings associated with June 2000 manufacturing realignment.

Selling, General and Administrative Expenses

     SG&A expenses of $42.6 million in the five months ended December 31, 2000 were unchanged from the comparable period in 1999, and, as a percentage of net sales, were 10.1% in both periods. The realization of cost reductions associated with the June 2000 realignment were partially offset by costs associated with the acquisition of Knopf.

Operating Income

     Operating income of $40.5 million increased $1.2 million, or 2.9%, and as a percentage of net sales improved to 9.6% in the five months of 2000 compared with 9.3% in the five months of 1999. This improvement reflects the sales, gross profit and SG&A issues discussed above.

Interest Expense, Net

     Interest expense, net, increased $2.1 million in the five months of 2000 due primarily to higher levels of debt incurred to finance acquisitions and higher rates reflecting increases by the Federal Reserve. Interest expense included in results of discontinued operations was $0.9 million in both the five months of 2000 and 1999.

Non-operating Income (Expense)

     Non-operating income in the five month period of 2000 consisted primarily of foreign currency transaction gains.

Income Taxes

     The Company's consolidated effective income tax rate of 32.2% in the five month period ended December 31, 2000 compares with 37.5% in the comparable period of 1999. This decrease reflects implementation of various tax planning initiatives and acquisitions of foreign subsidiaries with lower rates.

Liquidity and Capital Resources

     The Company's short-term liquidity needs include required debt service (including capital lease payments) day-to-day operating expenses, working capital requirements and the funding of capital expenditures and restructuring actions. Cash interest payments are expected to approximate $60.0 million in 2003. Long-term liquidity requirements include principal payments of long-term debt and the funding of acquisitions, including arrangements to buy out minority interests. The Company's principal payments on long-term debt and capital lease obligations are presented in Note 8 to Consolidated Financial Statements. The Company's principal sources of cash to fund its short-term liquidity needs consist of cash generated by operations, divestitures and borrowings under the $250 million Senior Credit Facility. At December 31, 2002, borrowings under the Senior Credit Facility were $120.9 million ($120.4, net of cash), and letters of credit totaled $6.8 million, leaving $122.3 million unused. Based on the collateral supporting the Senior Credit Facility at December 31, 2002, $50.7 million was available, net of lines of credit.

     In connection with the separation from GM, one of the Company's subsidiaries issued a contingent purchase price note to GM payable beginning in 2004. The amount of the payment will be based upon a percentage of the Company's average earnings over the three-year period ending December 31, 2003 in excess of certain imputed earnings. It is not currently possible to estimate the amount of payments, if any, payable under this note. The Company will also be required to make additional payments in connection with its acquisitions of Knopf, Delco Remy Mexico, Delco Remy Korea, Mazda NA and AMT. The Company expects that the aggregate amount of these additional payments will be in the range of $25 million to $38 million, payable over about four years. The Company granted put/call options in connection with the acquisitions of World Wide and Power that became exercisable in February 2001 for World Wide and March 2001 for Power. The exercise prices that the Company will be required to pay in 2003 upon exercise of the put options, which are based on earnings formulas, are currently estimated to be about $11 million in total for the two acquisitions.

Year Ended December 31, 2002

     Cash provided by operating activities of continuing operations of $46.5 million in 2002 reflects net income from continuing operations, excluding non-cash items, of $44.6 million, a reduction in working capital of $18.8 million and cash restructuring payments of $16.9 million. Accounts receivable declined $5.8 million in 2002 due to accelerated collections through arrangements with certain financial institutions ($16.7 million), partially offset by increased fourth quarter sales. Inventories increased $5.5 million in 2002 due primarily to higher product returns in the aftermarket during the fourth quarter, largely offset by increased core usage and other inventory management efforts. Accounts payable increased $14.6 million year over year due to timing of vendor payments. Cash restructuring payments consisted primarily of employee termination benefits.

     Cash used in investing activities of continuing operations included payments under contractual put agreements for Power ($5.6 million), World Wide ($5.4 million) and Delco Remy Korea ($5.5 million), a contingent purchase price payment of $0.5 million relative to the acquisition of Mazda NA and $0.3 million relative to the acquisition of certain parts of the Delphi alternator business. Capital expenditures of $20.4 million consisted primarily of production equipment and tooling. In 2002, the Company contributed $3.0 million to its iPower joint venture.

     Cash provided by financing activities of continuing operations in 2002 consisted of net borrowings under its revolving line of credit and increased borrowings in certain foreign operations. Deferred financing cost payments totaling $7.8 million were made in 2002 in conjunction with the replacement of the Company's prior senior credit facility. Cash payments of $1.8 million were made to the minority shareholders of Delco Remy Korea in 2002.

     Cash outflows of discontinued operations of $24.7 million in 2002 consisted of operating losses $26.8 million, excluding impairment and restructuring charges and cash restructuring payments of $4.0 million, partially offset by decreases in working capital.

Year Ended December 31, 2001

     Cash provided by operating activities of continuing operations in 2001 of $15.8 million reflects income from continuing operations, excluding non-cash items, of $53.4 million, an increase in working capital of $31.1 million and cash restructuring payments of $6.5 million. The increase in working capital was due to higher accounts receivable reflecting sales growth and a reduction of accounts payable due to timing of vendor payments. Cash restructuring payments consisted primarily of employee termination benefits.

     Cash used in investing activities of continuing operations included the acquisitions of Mazda NA ($17.1 million), XL ($2.4 million) and AMT ($0.5 million). In addition, the Company increased its ownership position in World Wide ($6.4 million) and Power ($2.4 million). Capital expenditures of $20.0 million consisted primarily of production equipment and tooling. Investments in joint ventures included iPower ($5.0 million), Hitachi Remy Automotive GmbH ($2.0 million) and Continental ISAD ($1.6 million).

     Cash provided by financing activities of continuing operations consisted of proceeds of $157.3 million, net of discount, fees and expenses, on the issuance of the 11% senior subordinated debt on April 26, 2001, payment of $17.8 million on the early retirement of the GM Subordinated Debenture issued in connection with the separation from GM and a $64.5 million net reduction in the Senior Credit Facility and other debt.

Five Months Ended December 31, 2000

     Cash used in operating activities of continuing operations during the five months ended December 31, 2000 of $9.9 million reflects cash generated from earnings adjusted for non-cash items offset by increased working capital (primarily inventory) and cash payments relative to the manufacturing realignment. The inventory increase was due primarily to higher average return rates on cores and lower customer demand.

     Capital expenditures of $11.2 million during the transition period were for production equipment, tooling and enterprise-wide systems.

     Cash provided by financing activities of continuing operations was generated entirely from the Company's revolving line of credit.

Fiscal Year Ended July 31, 2000

     Cash provided by operating activities of continuing operations of $64.5 million in fiscal year 2000 reflects net income from continuing operations, excluding non-cash items, of $88.1 million, reduced by an increase in working capital of $14.7 million and cash restructuring payments of $8.9 million. The increase in working capital includes a $14.3 million increase in inventory as a result of delayed product pull from aftermarket customers. Cash restructuring payments consisted primarily of employee termination benefits.

     Cash used in investing activities of continuing operations of $97.3 million in fiscal year 2000 included the acquisitions of Knopf and Elmot, both of which were funded with proceeds from the Senior Credit Facility. Capital expenditures, consisting primarily of production equipment and tooling, reflected implementation of enterprise-wide systems and projects to facilitate the global manufacturing realignment. Investments in unconsolidated joint ventures in included Continental ISAD ($0.8 million) and Sahney Paris Rhone Ltd. ($0.4 million).

     Cash provided by financing activities in fiscal year 2000 were generated entirely from the Company's revolving line of credit. A $1.2 million cash distribution was made to the minority shareholders of Delco Remy Korea.

     Cash outflows of discontinued operations of $5.7 million in fiscal year 2000 consisted primarily of the acquisition of Engine Master.

     Instruments governing the Company's indebtedness restrict the ability of the Company's subsidiaries to make distributions to the Company.

     The Company believes that cash generated from operations and divestitures, together with the amounts available under the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures, restructuring actions and working capital needs for at least the next twelve months, although no assurance can be given in this regard. The Company's future operating performance and ability to extend or refinance its indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond the Company's control.

Contingencies

     The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. For more information, see Part I, Item 3 - Legal Proceedings, and Note 15 to the Company's financial statements included under item 8.

Contractual Obligations and Contingent Liabilities and Commitments

     The Company's contractual obligations as of December 31, 2002 are provided in the following table (dollars in millions):

                                                                    Payments Due by Period
                                                      ----------------------------------------------------
                                                                 Less than      1 - 3     4 - 5    After 5
           Contractual Obligations                      Total      1 year       years     years     Years
                                                      ----------------------------------------------------
           Long-Term Debt                              $  608      $   28/(1)/  $ 270    $  145     $  165
           Capital Lease Obligations                       19           3           4         3          9
           Operating Leases                                36           9          18         7          2
           Put/call Agreements                             11          11          --        --         --
           Employee Termination Benefits                   10/(2)/      5           5        --         --
                                                      ----------------------------------------------------
           Total Contractual Cash Obligations/(3)/     $  684      $   56       $ 297    $  155     $  176
                                                      ====================================================

           (1) Includes $17 million due relative to foreign revolving credit facilities which were renewed in January 2003 with a maturity date of January 2004.

           (2) Excludes future payments relative to the closure of the Anderson, Indiana starter and alternator operations announced in January 2003 and the closure of certain Reed City, Michigan electrical remanufacturing facilities announced in March 2003, the costs of which actions have not yet been determined. See Note 21 to the Consolidated Financial Statements.

           (3) Excludes payments of approximately $4 million made in March 2003 relative to the acquisition of Hubei Delphi Automotive Generators Company, Ltd. See Note 21 to the Consolidated Financial Statements.

     In addition to the contractual obligations disclosed above, the Company also has a variety of other contractual agreements related to the procurement of materials and other commitments. With respect to these agreements, the Company is not subject to any contracts which commit the Company to material non-cancelable commitments. While certain of these contractual agreements are long-term supply agreements, the Company is not committed under these agreements to accept or pay for requirements which are not needed to meet production needs. The Company has no material minimum purchase commitments or "take-or-pay" type agreements or arrangements.

     With respect to capital expenditures, the Company expects capital spending in 2003 to approximate $27.0 million.

     The Company may also be required to make additional payments in connection with its acquisitions of Knopf, Delco Remy Mexico, Mazda NA and AMT. The Company expects that the aggregate amount of these additional payments will be in the range of $15 million to $28 million payable in 2003 to 2006.

Seasonality

     The Company's business is seasonal, as its major OEM customers historically have one or two week shutdowns of operations during July. In response, the Company typically has shut down its own operations for one week each July, depending on backlog, scheduled maintenance and inventory buffers, as well as an additional week during the December holidays. Consequently, the Company's results in the third and fourth quarters in the years ended December 31, 2002 and 2001 and the five-month periods ended December 31, 2000 and 1999 and the results in the second and fourth quarters in the fiscal year ended July 31, 2000 reflect the effects of these shutdowns. Refer to Note 19 to Consolidated Financial Statements which pertains to quarterly (unaudited) financial information.

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

Foreign Sales

     Approximately 20.6% of the Company's net sales in 2002, 20.3% of the Company's net sales in 2001, approximately 18.1% of the Company's net sales in the five-month period ended December 31, 2000 and approximately 17.7% of the Company's fiscal year 2000 net sales, respectively, were derived from sales made to customers in foreign countries. Because of these foreign sales, the Company's business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

Accounting Pronouncements

     For a discussion of pending accounting pronouncements that may affect the Company, see Note 3 to the Company's financial statements included under Item 8.

Critical Accounting Policies

     The accounting policies of the Company, including those described below, require management to make significant estimates and assumptions using information available at the time the estimates are made. Actual amounts could differ significantly from these estimates. See Note 3 to the Company's Consolidated Financial Statements for a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company believes the following are some of the more critical judgment areas in the application of accounting policies that currently affect the consolidated financial condition and results of operations.

Inventory

     Inventories are valued at the lower of cost or market determined by the first-in, first-out (FIFO) method. Estimates of lower of cost or market value of inventory are determined at the operating unit level and are based upon the inventory at that location taken as a whole. The cost of returned cores included in inventory is based on the deposit value charged to customers on the sale of aftermarket products.

     The Company evaluates inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand. For inventory deemed to be obsolete, the company provides a reserve on the full value of the inventory. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates the estimate of future demand.

Goodwill And Other Intangible Assets

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized; however, it must be tested for impairment at least annually. Amortization continues to be recorded for other intangible assets with definite lives. The Company is subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired.

Employee Benefit Plans

     The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement healthcare. The Company records annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. The expected return on plan assets is based on the Company's expectation of the long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable.

Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that represents operating loss carryforwards for which utilization is uncertain. Management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company's net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated.

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

     The Company's primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, the Company strives to achieve an acceptable balance between fixed and variable rate debt positions. In order to limit the effect of interest rate changes on earnings and cash flows, the Company maintains a significant percentage of fixed rate debt (80% at December 31, 2002). As such, the Company is exposed to U.S. changes in interest rates only on the Senior Credit Facility. A 100 basis point increase in U.S. market interest rates on the amounts outstanding at December 31, 2002 under the Senior Credit Facility would result in an increase in the Company's annual interest expense of approximately $1.2 million.

     The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the strengthening of the U.S. dollar against the South Korean Won and certain European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both denominated in the local currency. From time to time, the Company enters into exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. A hypothetical 10 percent strengthening in the exchange rates over a one-year period would decrease earnings by approximately $0.6 million. A hypothetical 10 percent weakening in exchange rates would reduce the carrying value of the Company's net investment in its foreign subsidiaries at December 31, 2002 by approximately $3.9 million.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements of Delco Remy International, Inc.:                                Page
                                                                                       ----
Report of Independent Auditors                                                          29

Consolidated Statements of Operations for the years ended December 31, 2002 and 2001, the five months ended December 31, 2000 and 1999 and year ended July
31, 2000                                                                                30

Consolidated Balance Sheets at December 31, 2002 and 2001                               31

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
December 31, 2002 and 2001, the five months ended December 31, 2000 and year
ended July 31, 2000                                                                     32

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and
2001, the five months ended December 31, 2000 and year ended July 31, 2000              33

Notes to Consolidated Financial Statements                                              34

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and
Board of Directors of
Delco Remy International, Inc.

     We have audited the accompanying consolidated balance sheets of Delco Remy International, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001, the five months ended December 31, 2000 and the year ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delco Remy International, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and cash flows for the years ended December 31, 2002 and 2001, the five months ended December 31, 2000 and the year ended July 31, 2000, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" in 2002.

                                                           /S/ ERNST & YOUNG LLP

Indianapolis, Indiana
March 4, 2003, except for Note 21, as to which the date is March 19, 2003

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (in thousands)

                                                              Year Ended              Five Months Ended
                                                              December 31                December 31          Year Ended
                                                     --------------------------   -------------------------     July 31
                                                         2002           2001          2000         1999          2000
                                                     -------------------------------------------------------------------
                                                                                                (Unaudited)
Net sales                                            $ 1,069,352    $ 1,007,152    $  422,200   $  421,203   $ 1,032,854
Cost of goods sold                                       890,261        822,227       336,645      336,792       813,410
Special charges - cost of goods sold                          --         16,236            --           --            --
                                                     -------------------------------------------------------------------
Gross profit                                             179,091        168,689        85,555       84,411       219,444
Selling, general and administrative expenses             101,200         99,166        42,551       42,666       102,064
Special charges - selling, general and
 administrative expenses                                      --         16,206            --           --            --
Amortization of goodwill and intangibles                   1,302          6,755         2,498        2,392         5,817
Restructuring charges                                         --         33,425            --           --        31,366
                                                     -------------------------------------------------------------------
Operating income                                          76,589         13,137        40,506       39,353        80,197
Interest expense, net                                    (58,914)       (56,557)      (20,842)     (18,764)      (46,586)
Non-recurring merger and tender offer expenses                --         (4,194)       (1,124)          --            --
Other non-operating income (expense)                      (1,832)         1,849         1,501         (147)          129
                                                     -------------------------------------------------------------------
Income (loss) from continuing operations before
 income taxes (benefit), minority interest in
 income of subsidiaries, loss from unconsolidated
 joint ventures, extraordinary items and cumulative
 effect of change in accounting principle                 15,843        (45,765)       20,041       20,442        33,740
Income tax expense (benefit)                               7,189        (10,083)        6,460        7,673        12,487
Minority interest in income of subsidiaries               (4,245)        (9,254)       (2,778)      (2,841)       (6,742)
Loss from unconsolidated joint ventures                   (3,830)        (2,925)         (467)         (13)         (352)
                                                     -------------------------------------------------------------------
Net income (loss) from continuing operations
 before extraordinary items and cumulative effect
 of change in accounting principle                           579        (47,861)       10,336        9,915        14,159
Discontinued operations:
   Income (loss) from discontinued operations
    (including estimated loss on disposal
    of $28,248 in 2002)                                  (57,831)       (32,341)       (1,002)       2,263        (2,769)
   Income tax expense (benefit)                               --         (6,857)         (365)         932        (1,028)
                                                     -------------------------------------------------------------------
   Net income (loss) from discontinued operations        (57,831)       (25,484)         (637)       1,331        (1,741)
Extraordinary items:
   Gain (loss) on early extinguishment of debt,
    net of income tax                                     (1,108)           698            --           --            --
Cumulative effect of change in accounting
 principle, net                                          (74,176)            --            --           --            --
                                                     -------------------------------------------------------------------
Net income (loss)                                       (132,536)       (72,647)        9,699       11,246        12,418
Redeemable preferred stock dividends                      29,375         20,971            --           --            --
                                                     -------------------------------------------------------------------
Income (loss) attributable to common stockholders    $  (161,911)   $   (93,618)   $    9,699   $   11,246   $    12,418
                                                     ===================================================================

                             See Accompanying Notes

                           CONSOLIDATED BALANCE SHEETS

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
               (in thousands, except for share and per share data)

                                                                             December 31
                                                                      -------------------------
                                                                           2002          2001
                                                                      -------------------------
Assets:
Current assets:
   Cash and cash equivalents                                            $   12,896    $  23,868
   Trade accounts receivable (less allowance for doubtful
    accounts of $5,140 and $2,972)                                         149,610      155,404
   Other receivables                                                        12,931        8,944
   Inventories                                                             289,895      283,859
   Deferred income taxes                                                    14,423       21,175
   Assets of discontinued operations                                         3,561       41,434
   Other current assets                                                     15,435       12,895
                                                                      -------------------------
Total current assets                                                       498,751      547,579
Property and equipment                                                     311,957      294,582
Less accumulated depreciation                                             (142,230)    (118,727)
                                                                      -------------------------
Property and equipment, net                                                169,727      175,855
Deferred financing costs, net                                               17,268       12,640
Goodwill, net                                                              122,933      180,188
Investments in joint ventures                                               11,891       11,144
Deferred income taxes                                                       12,248       10,476
Other assets                                                                16,642        9,349
                                                                      -------------------------
Total assets                                                            $  849,460    $ 947,231
                                                                      =========================

Liabilities and stockholders' deficit:
Current liabilities:
   Accounts payable                                                     $  143,402    $ 128,781
   Accrued interest                                                          9,743       10,100
   Accrued restructuring                                                    10,815       27,944
   Liabilities of discontinued operations                                    6,533        8,605
   Other liabilities and accrued expenses                                   66,947       56,562
   Current portion of long-term debt                                        30,190        6,771
                                                                      -------------------------
Total current liabilities                                                  267,630      238,763
Long-term debt                                                             596,382      593,178
Post-retirement benefits other than pensions                                23,553       25,812
Accrued pension benefits                                                    14,427       10,216
Other non-current liabilities                                               12,282        6,655
Commitments and contingencies
Minority interest in subsidiaries                                           17,850       30,107
Redeemable preferred stock                                                 274,074      244,699
Stockholders' deficit:
   Common stock:
     Class A Shares (par value $.001; authorized 1,000;                         --           --
       issued 1,000 in 2002)
     Class B Shares (par value $.001; authorized 6,000,000;                      3            3
       issued 2,485,337.49 in 2002)
     Class C Shares (par value $.001; authorized 6,000,000;                     --           --
       issued 16,687 in 2002)
   Retained deficit                                                       (340,673)    (178,762)
   Accumulated other comprehensive loss                                    (16,068)     (23,440)
                                                                      -------------------------
Total stockholders' deficit                                               (356,738)    (202,199)
                                                                      -------------------------
Total liabilities and stockholders' deficit                             $  849,460    $ 947,231
                                                                      =========================

                             See Accompanying Notes

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' Equity (Deficit)

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (in thousands)

                                                                                              Accumulated
                                            Class A   Class B  Class C             Retained     Other       Stock
                                            Common    Common    Common   Paid-In    Earnings Comprehensive Purchase
                                             Stock     Stock    Stock    Capital   (Deficit)     Loss        Plan    Total
                                          ----------------------------------------------------------------------------------
Balance at July 31, 1999                   $  182   $   63    $   --  $ 104,176   $  12,152  $   (6,516)   $ (537) $ 109,520
Other                                          --       --        --         --          --          --       209        209
Net income                                     --       --        --         --      12,418          --        --     12,418
Currency translation adjustment                --       --        --         --          --      (4,321)       --     (4,321)
                                                                                                                   ---------
Comprehensive income                                                                                                   8,097
                                          ----------------------------------------------------------------------------------
Balance at July 31, 2000                      182       63        --    104,176      24,570     (10,837)     (328)   117,826
Cumulative effect of accounting change
 for derivative instruments                    --       --        --         --          --         241        --        241
Other                                          --       --        --         --          --          --        (8)        (8)
Net income                                     --       --        --         --       9,699          --        --      9,699
Currency translation adjustment                --       --        --         --          --      (1,747)       --     (1,747)
Unrealized losses on derivative instruments    --       --        --         --          --      (4,893)       --     (4,893)
                                                                                                                   ---------
Comprehensive income                                                                                                   3,059
                                           ---------------------------------------------------------------------------------
Balance at December 31, 2000                  182       63        --    104,176      34,269     (17,236)     (336)   121,118
Recapitalization                             (182)     (60)       --   (103,953)   (105,164)         --       336   (209,023)
Issuance of preferred stock
 from warrant exercise                         --       --        --         --     (14,472)         --        --    (14,472)
Dividends on preferred stock                   --       --        --       (223)    (20,748)         --        --    (20,971)
Net loss                                       --       --        --         --     (72,647)         --        --    (72,647)
Currency translation adjustment                --       --        --         --          --      (5,624)       --     (5,624)
Unrealized gains on derivative instruments     --       --        --         --          --       2,155        --      2,155
Minimum pension liability                      --       --        --         --          --      (2,735)       --     (2,735)
                                                                                                                   ---------
Comprehensive loss                                                                                                   (78,851)
                                           ---------------------------------------------------------------------------------
Balance at December 31, 2001                   --        3        --         --    (178,762)    (23,440)       --   (202,199)
Dividends on preferred stock                   --       --        --         --     (29,375)         --        --    (29,375)
Net loss                                       --       --        --         --    (132,536)         --        --   (132,536)
Currency translation adjustment                --       --        --         --          --       7,739        --      7,739
Unrealized gains on derivative instruments     --       --        --         --          --       2,832        --      2,832
Minimum pension liability                      --       --        --         --          --      (3,199)       --     (3,199)
                                                                                                                   ---------
Comprehensive loss                                                                                                  (125,164)
                                           ---------------------------------------------------------------------------------
Balance at December 31, 2002               $   --   $    3    $   --  $      --   $(340,673) $  (16,068)   $   --  $(356,738)
                                           =================================================================================

                             See Accompanying Notes

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                 (in thousands)

                                                                        Year Ended
                                                                        December 31         Five Months Ended  Year Ended
                                                              ---------------------------      December 31       July 31
                                                                  2002             2001           2000            2000
                                                              -----------------------------------------------------------
Operating Activities:
Net income (loss)                                              $ (132,536)      $ (72,647)       $  9,699       $ 12,418
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Cumulative effect of change in accounting principle             74,176              --              --             --
   Loss from discontinued operations                               29,583          25,484             637          1,741
   Loss on disposal of discontinued operations                     28,248              --              --             --
   Extraordinary items                                              1,108            (698)             --             --
   Depreciation                                                    29,287          26,481          10,169         24,998
   Amortization                                                     1,302           6,755           2,498          5,817
   Minority interest in income of subsidiaries                      4,245           9,254           2,778          6,742
   Loss from unconsolidated joint ventures                          3,830           2,925             467            352
   Deferred income taxes                                            5,555         (26,700)          1,652          3,775
   Post-retirement benefits other than pensions                    (2,259)          3,018           1,155            589
   Accrued pension benefits                                         4,211           5,792           3,138         (1,433)
   Non-cash interest expense                                        4,093           1,802             740          1,763
   Changes in operating assets and liabilities,
    net of acquisitions and non-cash special charges:
      Accounts receivable                                           5,794         (15,226)         (1,103)         2,383
      Inventories                                                  (5,548)         (3,823)        (26,588)       (14,250)
      Accounts payable                                             14,621         (10,956)         13,822         11,651
      Other current assets and liabilities                          3,523          (1,146)         (9,189)       (14,460)
      Restructuring charges                                           --           33,425              --          31,366
      Cash payments for restructuring charges                     (16,888)         (6,457)        (15,133)        (8,900)
      Non-cash special charges                                        --           32,442              --             --
      Other non-current assets and liabilities, net                (5,834)          6,080          (4,678)           (74)
                                                             ----------------------------------------------------------
Net cash provided by (used in) operating
 activities of continuing operations                               46,511          15,805          (9,936)        64,478
Investing Activities:
Acquisitions, net of cash acquired                                (17,258)        (28,888)             --        (62,161)
Purchases of property and equipment                               (20,427)        (20,011)        (11,214)       (33,944)
Investments in joint ventures                                      (3,000)         (8,662)         (1,892)        (1,179)
                                                              ----------------------------------------------------------
Net cash used in investing activities of continuing               (40,685)        (57,561)        (13,106)       (97,284)
 operations
Financing Activities:
Proceeds from issuance of long-term debt                          144,769         157,291              --             --
Retirement of long-term debt                                     (144,769)        (17,790)             --             --
Net borrowings (repayments) under revolving
 line of credit and other                                          15,330         (64,478)         35,542         40,268
Deferred financing costs                                           (7,816)         (5,561)             --             --
Merger and tender offer costs                                          --          (5,318)             --             --
Distributions to minority interests                                (1,800)           (762)           (322)        (1,200)
                                                               ---------------------------------------------------------
Net cash provided by financing activities
 of continuing operations                                           5,714          63,382          35,220         39,068
Effect of exchange rate changes on cash                             2,159            (715)         (1,151)          (637)
Cash flows of discontinued operations                             (24,671)        (19,389)         (3,290)        (5,718)
                                                               ---------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              (10,972)          1,522           7,737            (93)
Cash and cash equivalents at beginning of year                     23,868          22,346          14,609         14,702
                                                               ---------------------------------------------------------
Cash and cash equivalents at end of year                       $   12,896       $  23,868        $ 22,346       $ 14,609
                                                               =========================================================

                             See Accompanying Notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES
                                December 31, 2002
                             (dollars in thousands)

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

     The GM Acquisition was recorded based on the best estimates available, however, certain purchase price adjustments remained unresolved between General Motors Corporation ("GM") and the Company. In 2001, the Company recorded a charge of $16,081 to operations under the caption "special charges - selling, general and administrative expenses" related to the unresolved issues (see Note
5).

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

     Concurrent with the GM Acquisition, the Company entered into certain supply agreements with GM whereby the Company would be the sole-source supplier to GM for component parts manufactured by the Company at the date of the GM Acquisition. The supply agreement for automotive starter motors had an initial term of ten years, while the supply agreement for heavy duty starter motors and generators had an initial term of six years. In fiscal year 1999, the Company and GM amended the agreement for the Company's price of automotive products and extended the agreement term to August 31, 2008. In April 2002, price and product offering was adjusted in accordance with the competitive (as to price, technology and design) clause of the original agreement. The Supply Agreement for heavy duty products terminated on July 31, 2000. Sales to GM were not adversely affected and the Company now has the ability to provide an expanded heavy duty product offering to GM and other customers. GM's obligations to distribute the Company's automotive aftermarket products terminates on July 31, 2009.

Calendar Year 2002 Acquisitions

     During the year ended December 31, 2002, the Company made payments totaling $5,398 under contractual put agreements to purchase additional shares from the minority shareholders of World Wide Automotive, Inc. ("World Wide"), which was acquired in 1997. These payments increased the Company's ownership percentage of World Wide from 88.2% to 94.0%.

     Also during 2002, the Company made payments totaling $5,625 under contractual put agreements to purchase additional shares from the minority shareholders of Power Investments, Inc. ("Power"), which was acquired in 1996. These payments increased the Company's ownership percentage of Power from 85.8% to 93.4%.

     The Company also made cash payments totaling $5,485 and issued notes in the amount of $9,918 ($5,196 of which is payable in 2003 and $4,722 of which is payable in 2004) in 2002, to purchase additional shares from the minority shareholders of Delco Remy Korea, which was acquired in 1999. This transaction increased the Company's ownership percentage in Delco Remy Korea from 81.0% to 100%.

     At December 31, 2002, the Company was in negotiations with Delphi Corporation to purchase certain portions of its generator business. In the fourth quarter of 2002, the Company completed the acquisition of intellectual property rights for the light duty alternator product line and certain other assets for production of automotive alternators. Additional agreements are expected to be completed in 2003.

Calendar Year 2001 Acquisitions and Investments

     In July 2001, the Company and Hitachi Ltd. formed Hitachi Remy Automotive GmbH to develop, manufacture and market automotive starting motors and alternators in European and North American markets. The Company's ownership position in this business is 49%. This investment is accounted for under the equity method.

     In June 2001, the Company, through a wholly-owned subsidiary, purchased the North American remanufacturing business of Mazda North American Operations ("Mazda NA"). The purchase price of $17,116, including expenses and excluding future contingent payments, was funded through proceeds from the Company's Senior Credit Facility. The acquisition was accounted for as a purchase with resulting goodwill of $17,116. Amortization of goodwill in 2001 was based on an amortization period of 20 years. The business, located in Jacksonville, Florida, is responsible for the remanufacturing of Mazda automatic transmissions, transaxles and rotary engines for Mazda's service requirements in North America. The Company will continue to remanufacture these components to support Mazda's service and replacement parts needs in North America.

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

     Payments totaling $6,434 were made in 2001 to acquire additional shares from the minority shareholders of World Wide, which was acquired in 1997. These payments increased the Company's ownership percentage of World Wide from 82.5% to 88.2%.

     Payments totaling $2,422 were made in 2001 to acquire additional shares from the minority shareholders of Power, which was acquired in 1996. These payments increased the Company's ownership percentage of Power from 82.5% to 85.8%.

Five Month Transition Period Investment

     In December 2000, the Company and Aero Vironment, Inc. formed iPower Technologies, L.L.C. ("iPower") to pursue the development and commercialization of high-technology products in the distributed generation and hybrid electric vehicle markets. The Company owned 50% of iPower on December 31, 2001 and 42.8% on December 31, 2002. This investment is accounted for under the equity method.

Fiscal Year 2000 Acquisitions and Investments

     In August 1999, the Company, through a wholly-owned subsidiary, purchased the assets of Engine Master, a remanufacturer of gasoline engines located in Dallas, Texas, for $5,844 in cash. The acquisition was treated as a purchase for accounting purposes and resulted in goodwill of $1,076. In the second quarter of 2002, the Company completed plans to exit the retail aftermarket gas engine business (See Note 3).

     In March 2000, the Company, through a wholly-owned subsidiary, purchased 100% of the capital shares of M&M Knopf Auto Parts, Inc. ("Knopf") from certain shareholders. The purchase price of $61,322, net of cash acquired and including the payoff of certain debt of Knopf, was funded through proceeds from the Company's Senior Credit Facility and is subject to certain adjustments. The acquisition was accounted for as a purchase. Resulting goodwill was approximately $37,000. The purchase price is subject to an additional contingent payment of cash and/or common stock of the Company in 2004, subject to the achievement by Knopf of certain earnings goals. The amount of this payment cannot currently be determined. This additional contingent purchase price, if any, will increase the goodwill recorded for the acquisition.

     In April 2000, the Company, through a wholly-owned subsidiary, purchased 100% of the capital shares of Elmot-DR Sp z.o.o, a Polish manufacturer of starters and alternators for the OEM and aftermarket in Europe, for $839 in cash, net of cash acquired. The acquisition was treated as a purchase for accounting purposes with no resulting goodwill.

     In January 2000, the Company and Continental AG formed Continental ISAD Electric Systems GmbH & Co. ("Continental ISAD") to develop and produce an integrated starter and alternator product. The Company's ownership position in this business is 49%. This investment is accounted for under the equity method. This venture was terminated in 2002.

2.   Discontinued Operations

     In the second quarter of 2002, the Company concluded that its retail aftermarket gas engine business does not fit with its strategic objectives and completed plans to exit the business. The wind-down of operations will be completed in 2003. Results for this business are reported as discontinued operations in the Company's consolidated financial statements. All periods presented have been reclassified accordingly. In connection with the discontinuance of the business, a charge of $28,248 was recorded in 2002 to write down the relevant assets to their estimated realizable value. An additional charge of $2,824 was recorded for the estimated cost of employee termination benefits and closure of the facilities. Estimated future taxable income relative to discontinued operations, both in the United States and Canada, and reversing taxable temporary differences, are not sufficient to absorb the losses recorded. Therefore, a valuation allowance equal to the 2002 income tax effect of the losses is included with the charge. Assets of $3.6 million at December 31, 2002 consisted primarily of inventories. Liabilities of $6.5 million at December 31, 2002 consisted primarily of accounts payable and accrued restructuring charges. Net sales, interest expense and loss before income tax from the discontinued operation are as follows:

                                             Year Ended          Five Months Ended    Year Ended
                                             December 31            December 31         July 31
                                       ---------------------------------------------------------
                                          2002        2001        2000        1999        2000
                                       ---------------------------------------------------------
          Net sales                    $  14,428  $  49,563   $ 20,536    $ 25,604     $ 58,150
          Interest expense                 6,517      4,320        948         887        2,180
          Income (loss) before tax       (57,831)   (32,341)    (1,002)      2,263       (2,769)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

     The consolidated financial statements include the accounts of DRI and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

     The Company changed its fiscal year end to December 31, effective August 1, 2000. Prior to August 1, 2000, the fiscal year ended on July 31. Accordingly, the Company's audited financial statements include statements of operations, stockholders' equity (deficit) and cash flows for the five-month transition period ended December 31, 2000.

Nature of Operations

     The Company designs, manufactures, remanufactures and distributes electrical, powertrain/drivetrain and related components and provides core exchange services for automobiles and light trucks, medium- and heavy-duty trucks and other heavy-duty and industrial applications. Products include starter motors, alternators, engines, transmissions, torque converters, and fuel systems. The Company serves the aftermarket and original equipment manufacturer market, principally in North America, as well as Europe, Latin America and Asia Pacific.

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

     The Company conducts a significant portion of its business with GM. See
Note 13.

Derivative Financial Instruments

     Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized on the balance sheet at fair value. Changes in fair values of derivatives are accounted for based upon their intended use and designation. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of the identified risk exposure at the designation of the contract. Accordingly, changes in the market value of the derivative contract must be highly correlated with changes in the market value of the underlying hedged item at inception of the hedge and over the life of the hedge contract. Any derivative instrument terminated, designated but no longer effective as a hedge or initially not effective as a hedge would be recorded at market value and the related gains and losses would be recognized in earnings. Derivatives not designated as hedges are adjusted to fair value through the consolidated statement of operations.

     Gains and losses from hedges of anticipated transactions are classified in the statement of operations consistent with the accounting treatment of the items being hedged.

     In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values, interest rates and commodity prices that can affect the cost of operating, investing and financing. Accordingly, the Company addresses a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The Company's objective is to reduce earnings and cash flow volatility associated with these fluctuations. The Company's derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of established policies and procedures designed to manage market risk. Management routinely reviews the effectiveness of the use of derivative instruments. The Company does not enter into any derivative transactions for speculative purposes. From time to time, the Company enters into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions.

     In order to hedge anticipated U.S. dollar-denominated intercompany sales of inventory by its South Korean subsidiary to a U.S. subsidiary against fluctuations between the South Korean Won and U.S. dollar, the Company entered into a series of non-deliverable currency forward contracts. The critical terms of the hedges are the same as the underlying forecasted transactions, and the hedges are considered highly effective to offset the change in the fair value of the cash flows from the hedged transactions. These contracts normally mature within a year. At maturity, each contract is settled at the difference between fair value and contract value. These derivative contracts were designated as cash flow hedges and, accordingly, changes in fair value were charged to other comprehensive income (loss) (see Note 12). Gains and losses arising from the use of the non-deliverable forwards are recorded in the consolidated statement of operations when gains and losses arising from the underlying hedged transactions affect consolidated earnings. In November 2000, the Company entered into an interest rate swap to hedge the exposure on a portion of its variable rate debt. The swap converted the libor-based rate into a fixed rate of 6.51% on debt of $100,000 for a period of two years. This swap was designated as a cash flow hedge and changes in fair value were charged to other comprehensive income
(loss) (see Note 12). Realized gains and losses were charged to earnings as interest expense in the periods in which earnings were impacted by the variability of the cash flows of the interest paid. The interest rate swap hedge expired in November 2002. The notional amounts of the Company's foreign exchange contracts are summarized as follows:


                                                       December 31
                                    --------------------------------------------
                                              2002                   2001
                                    --------------------------------------------
                                      Notional      Fair     Notional      Fair
                                       Amount      Value     Amount       Value
                                    --------------------------------------------
         Forwards                     $    111   $    127   $  2,716    $  2,750
         Non-deliverable forwards       10,400     11,411         --          --

Inventories

     Inventories are carried at lower of cost or market determined on the first-in, first-out (FIFO) method. The cost of returned cores included in inventory is principally based on the deposit value charged to customers on the sale of aftermarket products. Raw materials also include supplies and repair parts which consist of materials consumed in the manufacturing process but not directly incorporated into the finished products. Inventories consist of the following:

                                                December 31
                                       ---------------------------
                                          2002             2001
                                       ---------------------------
               Raw materials            $ 153,732       $  158,015
               Work-in-process             43,906           49,668
               Finished goods              92,257           76,176
                                       ---------------------------
                                        $ 289,895       $  283,859
                                       ===========================

     The Company writes down its inventory for estimated obsolescence or unmarketable inventory by the difference between the cost of the inventory and the estimated market value of the inventory based upon assumptions concerning market conditions and future demand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Warranty

     The Company provides an allowance for the estimated future cost of product warranties, based on management's estimate of product failure rates and customer eligibility. If these factors differ from management's estimates, revisions to the estimated warranty liability may be required.

     Accrued warranty expense was $17,027 at December 31, 2002 and $16,403 at December 31, 2001.

Property and Equipment

     Property and equipment are stated at cost and include certain expenditures for leased facilities. Depreciation is calculated primarily using the straight-line method over the estimated useful lives of the related assets, including leased facilities (15 to 40 years for buildings and 3 to 15 years for machinery and equipment).

Goodwill and Long-Lived Assets

     Goodwill represents the excess of purchase price over fair value of the net assets acquired and was amortized by the straight-line method over 15 to 35 years through 2001. In accordance with Statement of Financial Accounting Standards Goodwill and Other Intangible Assets, SFAS 142, which was adopted by the Company effective January 1, 2002, goodwill and other intangible assets are not amortized, but tested for impairment at least annually. For more information on goodwill, see Note 4, Goodwill and Other Intangible Assets - Adoption of SFAS 142.

Investments in Joint Ventures

     Investments in companies representing an ownership interest of 20% to 50% are accounted for by the equity method. At December 31, 2002, the Company's ownership interest and carrying value of these investments were: Sahney Paris Rhone Ltd. (47.5%, $4.8 million); iPower (42.8%, $5.1 million); and Hitachi Remy Automotive GmbH (49%, $1.6 million).

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

Recognition of Revenue

     Substantially all of the Company's revenue is recognized at the time product is shipped to customers. The Company's remanufacturing operations obtain used diesel and gasoline engines, fuel systems, transmissions, starter motors and generators, commonly known as cores, from its customers as trade-ins. Net sales and cost of goods sold were reduced by $250,420, $193,247, $81,649, and $182,003 for the years 2002, 2001, the five months ended December 31, 2000 and fiscal year 2000, respectively, to reflect the cost of cores for remanufactured product shipped.

Foreign Currency Translation

     Financial statements of foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and at the average exchange rate for each year for revenue and expenses. Translation adjustments are recorded as a separate component of stockholders' equity and reflected in comprehensive income (loss).

Earnings Per Share

     As a result of the recapitalization of the Company (see Note 10), the Company's publicly traded common stock was delisted. Consequently, the Company has not presented earnings per share in its consolidated financial statements as it believes its presentation is not meaningful to investors.

Fair Value of Financial Instruments

     The Company's financial instruments generally consist of cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The fair value of the Company's fixed rate debt was estimated using a discounted cash flow analysis based upon the Company's current incremental borrowing rates. With the exception of the Senior Notes and the Senior Subordinated Notes, the carrying amounts of these financial instruments approximated their fair value at December 31, 2002 and 2001.

                                                                December 31
                                                   Face    ---------------------
                                                   Value      2002        2001
                                               ---------------------------------
          Senior Notes                          $ 145,000   $116,363   $ 141,042
          10 5/8% Senior Subordinated Notes       140,000     71,225     144,452
          11% Senior Subordinated Notes           165,000     83,531     169,950

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

Implementation of New Financial Accounting Pronouncements

     In 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 applies to all acquired intangible assets. It requires that goodwill and other identifiable intangible assets with an indefinite useful life not be amortized but instead be tested for impairment at least annually. Identifiable intangible assets are amortized when their useful life is determined to no longer be indefinite. The Company adopted this statement on January 1, 2002. The results of adoption are listed in Note 4. Goodwill and Other Intangible Assets - Adoption of SFAS No. 142 below.

     In 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each subsequent period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related long-lived asset. The Company will adopt SFAS 143 effective as of January 1, 2003, and does not expect that this statement will have a material impact on our consolidated financial position or results of operations.

     In 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 provides additional restrictive criteria that are required to be met to classify an asset as held-for-sale. This statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment as previously required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company adopted SFAS 144 effective January 1, 2002. The presentation of the Company's retail aftermarket gas engine business as a discontinued operation is in accordance with the provision of SFAS 144.

     In 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates the classification of debt extinguishments as extraordinary items. The provisions of SFAS No. 145 related to the rescission of FASB Statements No. 44 and 64 and amendment of SFAS No. 13 and Technical Corrections were adopted by the Company in the second quarter of 2002. Adoption of these provisions did not have a material effect on the Company's results of operations, financial position or cash flows. The provisions of SFAS No. 145 related to rescission of SFAS No. 4 are required to be adopted by the first quarter of 2003. The Company will adopt this statement effective January 1, 2003, and the extraordinary items resulting from debt extinguishments in 2002 and 2001 will be reclassified as interest expense. Accordingly, interest expense, net, will increase $1.8 million and income from continuing operations will decrease $1.1 million in 2002 and interest expense, net, will decrease $1.1 million and the loss from continuing operations will decrease $0.7 million in 2001.

     In 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Severance pay under SFAS 146, in many cases, would be recognized over the remaining service period rather than at the time the plan is communicated. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS 146 for any actions initiated after January 1, 2003, and any future exit costs or disposal activities will be subject to this statement.

     In 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires an issuer of a guarantee to recognize an initial liability for the fair value of the obligations covered by the guarantee. FIN 45 also addresses the disclosures required by a guarantor in interim and annual financial statements regarding obligations under guarantees. The Company does not have any guarantees under FIN 45; therefore the adoption of this interpretation will not have an impact on the Company's consolidated financial position or results of operations.

     In 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective in 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The Company does not have any material investments in variable interest entities; therefore, the adoption of this interpretation will have no impact on the Company's consolidated financial position or results of operations.

4. GOODWILL AND OTHER INTANGIBLE ASSETS-ADOPTION OF SFAS NO. 142.

     On June 29, 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 addresses accounting and reporting of acquired goodwill and other intangible assets and was adopted by the Company effective January 1, 2002. The goodwill impairment testing provisions of SFAS No. 142 must be applied to any goodwill or other intangible assets that are recognized in the Company's financial statements at the time of adoption. Also upon adoption, goodwill is no longer amortized and is tested for impairment at least annually. Excluding goodwill amortization of $6,672, $2,465 and $5,369 for the year ended December 31, 2001, the five months ended December 31, 2000 and the fiscal year ended July 31, 2000, respectively, the Company's net income (loss) from continuing operations before extraordinary items and cumulative effect of change in accounting principle would have been $(42,659), $12,006 and $17,541 for each period respectively. At December 31, 2002, the Company had goodwill and other intangible assets totaling $122,933, net of accumulated amortization.

     The Company completed step one of the transitional impairment test required by SFAS No. 142 during the second quarter of 2002. The test indicated potential impairment losses in certain of its original equipment and aftermarket businesses. During the fourth quarter of 2002, the Company, with the assistance of an outside valuation firm, performed the impairment tests of its goodwill required by SFAS No. 142. As a result of this assessment, the Company recorded a non-cash charge of $74,176, to reduce the carrying value of its goodwill to its estimated fair value. In accordance with SFAS No. 142, the charge is presented as a cumulative effect of change in accounting principle in the consolidated statement of operations in the first quarter of 2002. The Company will perform an impairment review on an annual basis (or more frequently if impairment indicators arise). The first annual review was completed in the fourth quarter of 2002 and indicated no additional impairment at that time.

5. RESTRUCTURING AND SPECIAL CHARGES

     The following disclosures about restructuring and special charges include amounts related to discounted operations.

     In 2002, the Company recorded a charge of $2,824 in conjunction with plans for the closure of the manufacturing and administrative functions of its discontinued retail aftermarket gas engine business. The charge, which was reported as a component of the loss from discontinued operations, included $1,053 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 165 production and administrative employees. A total of $300 was paid under these programs in 2002 and the balance will be paid in 2003. The charge also included $1,771 for the estimated cost of closing facilities.

     In the fourth quarter of 2001, the Company completed plans for the closure and realignment of certain manufacturing facilities and administrative functions in the United States, Canada and Europe. These actions were in response to anticipated OE and aftermarket volume declines and to support the Company's ongoing efforts to reduce cost and improve efficiencies. A one-time charge of $39,349 was recorded in the fourth quarter of 2001 for the estimated cost of the plan. The charge included $26,727 for the estimated cost of various voluntary and involuntary employee separation programs associated with the resulting workforce reductions of approximately 820 employees. A total of $2,482 and $15,001 was paid in 2001 and 2002, respectively. An additional $4,593 and $4,651 is estimated to be paid in 2003 and 2004, respectively, for these programs. The charge also included $8,192, net of salvage value, for the write-down of certain assets which will no longer be used as a result of the closures and realignments, and $4,430 of other costs. In addition, a reserve of $1,992 was established in connection with the acquisition of XL in February 2001.

     In 2001, the Company recorded special charges-cost of goods sold of $21,586 and special charges-selling, general and administrative expenses of $17,246. The special charges included a write down of $7,791 for inventories and customer claims, and $1,165 for accounts receivable related to operations being closed in the 2001 restructuring plan, classified with the cost of goods sold and selling, general and administrative expenses, respectively. The special charges-cost of goods sold also included $13,795 for higher than expected warranty returns for a limited class of heavy-duty OEM alternators. The design and production issues which caused the unusually high level of claims, have been corrected. The special warranty charge includes $8,148 and $5,647 for claims in 2001 and 2002 and for anticipated claims in 2003 for the problems identified as part of the unexpected returns. The special charge-selling, general and administrative expenses also included $16,081 for disputed items related to the GM acquisition. In the fourth quarter of 2001, the Company conceded these claims in connection with the negotiation of other long-term agreements with GM and Delphi Automotive Systems Corporation.

     In May 2000, the Company completed plans for the realignment of certain manufacturing facilities in the United States, Canada and the United Kingdom. A one-time charge of $35,222 was recorded in June 2000 for the estimated cost of the plan. The reserve included $27,098 for the estimated cost of various voluntary and involuntary employee separation programs associated with the resulting workforce reductions of approximately 860 employees. A total of $5,011, $15,961, $3,087 and $2,931 were paid in fiscal year 2000, the five months ended December 31, 2000 and the year ended December 31, 2001 and 2002, respectively. An additional $108 is expected to be paid in 2003. The reserve also included $8,124, net of salvage value, for the write-down of certain production assets which will no longer be used as a result of the realignment. Additionally, a reserve of $1,050 was established in connection with the acquisition of Elmot in March 2000.

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

     The following table summarizes the provisions and reserves for restructuring charges:

                                                               Termination  Exit/Impairment
                                                                 Benefits        Costs         Total
                                                              ---------------------------------------
          Reserve at July 31, 1999                             $   4,975     $     891      $   5,866
          Provision in fiscal year 2000                           27,098         8,124         35,222
          Payments and charges in fiscal year 2000                (8,900)       (8,460)       (17,360)
          Reserve established in connection with acquisition       1,050           --           1,050
                                                              ---------------------------------------
          Reserve at July 31, 2000                                24,223           555         24,778
          Payments and charges in the five month
           transition period                                     (16,861)         (225)       (17,086)
                                                              ---------------------------------------
          Reserve at December 31, 2000                             7,362           330          7,692
          Provision in 2001                                       26,727        12,622         39,349
          Payments and charges in 2001                            (7,809)       (8,800)       (16,609)
          Reserve established in connection with acquisition       1,477           191          1,668
                                                              ---------------------------------------
          Reserve at December 31, 2001                            27,757         4,343         32,100
          Provision in 2002                                        1,053         1,771          2,824
          Payments and charges in 2002                           (18,248)       (3,030)       (21,278)
                                                              ---------------------------------------
          Reserve at December 31, 2002                         $  10,562     $   3,084      $  13,646
                                                              =======================================

     The reserve balance includes $2,831, $4,156, and $538 at December 31, 2002, December 31, 2001, and December 31, 2000, respectively, related to discontinued operations.

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

   The activity in the allowance for doubtful accounts is as follows:

                                                          Year Ended         Five Months Ended   Year Ended
                                                          December 31           December 31        July 31
                                                   --------------------------------------------------------
                                                      2002           2001           2000            2000
                                                   --------------------------------------------------------
               Balance at beginning of period      $  2,972       $  2,751      $   2,703         $   2,105
               Additions charged to costs
                and expenses                          4,498          1,107          1,237             1,134
               Acquisition of certain businesses         --             --             --             1,049
               Uncollectible accounts written off,
                net of recoveries                    (2,330)          (886)        (1,189)           (1,585)
                                                   --------------------------------------------------------
               Balance at end of period            $  5,140       $  2,972      $   2,751         $   2,703
                                                   ========================================================

     The allowance does not include amounts related to discontinued operations of $4,039, $1,706, $364 and $ 267 for the years ending December 31, 2002 and 2001, the five months ended December 31, 2000 and the year ended July 31, 2000, respectively.

7. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                            December 31
                                                   ---------------------------
                                                      2002             2001
                                                   ---------------------------
            Land and buildings                      $  26,614       $   21,424
            Buildings under capital leases             26,800           23,813
            Leasehold improvements                     11,769           11,507
            Machinery and equipment                   246,774          237,838
                                                   ---------------------------
                                                    $ 311,957       $  294,582
                                                   ===========================

8. LONG-TERM DEBT

   Borrowings under long-term debt arrangements consist of the following:

                                                                December 31
                                                        ------------------------
                                                          2002           2001
                                                        ------------------------
         $250,000 Senior Credit Facility                $ 120,400     $       --
         $200,000 Senior Credit Facility                       --        117,087
         Senior Notes                                     145,000        145,000
         10 5/8 Senior Subordinated Notes                 140,000        140,000
         11% Senior Subordinated Notes                    163,310        163,037
         Other, including capital lease obligations        57,862         34,825
                                                        ------------------------
                                                          626,572        599,949
         Less current portion                              30,190          6,771
                                                        ------------------------
                                                        $ 596,382     $  593,178
                                                        ========================

Senior Credit Facility

     On June 28, 2002 the Company entered into a $250,000 secured, asset based, revolving credit facility (the "Senior Credit Facility") with a syndicate of banks led by Wachovia Bank, National Association and its subsidiary Congress Financial Corporation. The Senior Credit Facility replaced the Company's then-existing secured revolving credit facility of $200,000, which was due to expire on March 31, 2003. The Senior Credit Facility extends through March 31, 2006 and has provisions for annual extensions thereafter.

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

     At December 31, 2002, borrowings under the Senior Credit Facility were $120,909 ($120,400, net of cash) and utilization of letters of credit totaled $6,800, leaving $122,291 unused. Based on the collateral supporting the senior credit facility at December 31, 2002, $50,710 was available.

     In 2002, the Company recorded an extraordinary loss of $1.1 million (net of income taxes of $0.7 million) in connection with the early retirement of the $200,000 revolving credit facility.

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

     In 2001, the Company recorded an extraordinary gain of $698 (net of income taxes of $428) on the early retirement of the GM Subordinated Debenture.

Capital Lease Obligations

     Capital leases have been capitalized using nominal interest rates ranging from 10.7% to 14.2%. The net book value of assets under capital leases were $12,745 and $13,634 at December 31, 2002 and 2001, respectively.

Other

     Required principal payments of long-term debt and capitalized leases are as follows:

                        2003                           $  30,189*
                        2004                               6,500
                        2005                               4,500
                        2006                             263,200
                        2007                             146,800
                        Thereafter                       175,383
                                                      ----------
                                                       $ 626,572
                                                      ==========

* Includes $16,868 due relative to foreign revolving credit facilities which were renewed in January 2003 with a maturity date of January 2004.

9. EMPLOYEE BENEFIT PLANS

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

     The changes in benefit obligations and plan assets, components of expense, and assumptions for the plans are as follows:

                                                                                            Post-Retirement Health Care
                                                        Pension Benefits                     and Life Insurance Plans
                                            ----------------------------------------  ---------------------------------------
                                                 Year Ended     Five Months   Year        Year Ended     Five Months    Year
                                                 December 31       Ended     Ended       December 31        Ended      Ended
                                            -------------------   Dec. 31   July 31   ------------------   Dec. 31    July 31
                                               2002       2001     2000       2000      2002       2001      2000      2000
                                            ----------------------------------------  ---------------------------------------
Change in benefit obligations
Benefit obligation at beginning of year     $ 32,676   $ 25,447  $ 24,444  $ 18,406   $ 23,297  $ 18,000   $ 15,734  $ 15,040
Service cost                                   1,913      2,450       711     2,618      2,081     2,579        959     2,782
Interest cost                                  2,221      2,105       749     1,584      1,407     1,402        524     1,028
Amendments                                        --        117       636     2,496      3,832        --         --        --
Actuarial loss (gain)                          2,562      4,078      (334)      752      6,282     2,140      1,021      (404)
Benefits paid                                 (2,811)    (1,521)     (759)   (1,202)      (830)     (824)      (238)     (330)
Curtailment gains                                 --         --        --      (210)        --        --         --    (2,382)
                                            ----------------------------------------  ---------------------------------------
Benefit obligation at end of year           $ 36,561   $ 32,676  $ 25,447  $ 24,444   $ 36,069  $ 23,297   $ 18,000  $ 15,734
                                            ========================================  =======================================

Change in plan assets
Fair value of plan assets at beginning
 of year                                    $ 19,531   $ 20,736  $ 21,551  $ 16,749   $     --  $     --   $     --  $     --
Actual return on plan assets                  (1,762)    (1,271)     (170)    1,687         --        --         --        --
Employer contributions                         2,382      1,587        --     4,317        830       824        238        --
Benefits paid                                 (1,630)    (1,521)     (645)   (1,202)      (830)     (824)      (238)       --
                                            ----------------------------------------  ---------------------------------------
Fair value of plan assets at end of year    $ 18,521   $ 19,531  $ 20,736  $ 21,551   $     --  $     --   $     --  $     --
                                            ========================================  =======================================

Funded status                               $(18,040)  $(13,145) $ (4,711) $ (2,893)  $(36,069) $(23,297)  $(18,000) $(15,734)
Unrecognized actuarial loss (gain)            12,887      7,124      (304)   (1,014)    12,516    (2,515)    (4,794)   (5,905)
Unrecognized prior service cost                2,356      3,128     3,276     2,621         --        --         --        --
                                            ----------------------------------------  ---------------------------------------
Net amount recognized                       $ (2,797)  $ (2,893) $ (1,739) $ (1,286)  $(23,553) $(25,812)  $(22,794) $(21,639)
                                            ========================================  =======================================

Amounts recognized in the consolidated
 balance sheet consist of:
Accrued benefit liability                   $(14,427)  $(10,216) $ (4,424) $ (3,262)   (23,553) $(25,812)  $(22,794) $(21,639)
Intangible asset                               2,061      2,913     2,685     1,976         --        --         --        --
Accumulated other comprehensive loss           9,569      4,410        --        --         --        --         --        --
                                            ----------------------------------------  ---------------------------------------
Net amount recognized                       $ (2,797)  $ (2,893) $ (1,739) $ (1,286)  $(23,553) $(25,812)  $(22,794) $(21,639)
                                            ========================================  =======================================

Components of expense
Service costs                               $  1,913   $  2,450  $    711  $   2,618  $  2,081  $  2,579   $    959  $  2,782
Interest costs                                 2,221      2,105       749      1,584     1,407     1,402        524     1,028
Expected return on plan assets                (1,772)    (2,082)     (866)    (1,802)       --        --         --        --
Amortization of prior service cost               231        265       110        158        --        --         --        --
Recognized net actuarial loss (gain)             334          2        (8)        --        --      (139)       (91)     (314)
Curtailments                                     541         --        --        266    (4,916)       --         --        --
                                            ----------------------------------------  ---------------------------------------
Net periodic pension cost                   $  3,468   $  2,740  $    696  $   2,824  $ (1,428) $  3,842   $  1,392  $  3,496
                                            ========================================  =======================================

                                                                                            Post-Retirement Health Care
                                                        Pension Benefits                     and Life Insurance Plans
                                            ----------------------------------------  ---------------------------------------
                                                 Year Ended     Five Months   Year       Year Ended      Five Months   Year
                                                 December 31       Ended     Ended       December 31         Ended     Ended
                                            -------------------   Dec. 31   July 31  -------------------    Dec. 31   July 31
                                              2002       2001      2000      2000      2002       2001        2000      2000
                                            ----------------------------------------  ---------------------------------------
Weighted-average assumptions
Discount rate                                   6.75%      7.25%     7.75%      8.00%     6.75%     7.25%      7.75%     8.00%
Expected return on plan assets                  9.00%     10.00%    10.00%     10.00%       --        --         --        --
Rate of compensation increase                   5.00%      5.00%     5.00%      5.00%     5.00%     5.00%      5.00%     5.00%

     A post-retirement health care curtailment gain of $4,916 was recorded in 2002 related to a workforce reduction (see note 5).

     Measurement of the accumulated post-retirement benefit obligation was based on a 13.00% annual rate of increase in the cost of covered health care benefits. The rate was assumed to decrease ratably to 4.75% through 2011 and remain level at that rate thereafter. An increase and decrease of one-percentage-point in the assumed health care trend rates would have the following effects on service and interest cost in the year ended December 31, 2002 and the accumulated post-retirement benefit obligation at December 31, 2002.

                                                                                1% Increase     1% Decrease
                                                                               -----------------------------
Effect on total of service and interest cost components of net periodic
 post-retirement health care benefit cost                                        $    826         $   (627)
Effect on the health care component of the accumulated post-
 retirement benefit obligation                                                      8,128           (6,211)

Defined Contribution Plans

     The Company sponsors two voluntary savings plans. One plan is for eligible salaried employees and the other plan is for UAW hourly employees. These plans allow participants to make contributions pursuant to section 401(k) of the Internal Revenue Code. The salaried plan has Company matching contribution provisions, while the hourly UAW plan does not. Charges to operations were $2,513 in the fiscal year 2002, $2,234 in the fiscal year 2001, $911 in the five month period ended December 31, 2000 and $1,731 in fiscal year 2000.

Profit Sharing Plans

     DRA sponsors a profit sharing plan covering UAW union employees. Distributions are determined based upon formulas established by management and are made annually. Profit sharing expense for the years ended December 31, 2002 and 2001, the five month period ended December 31, 2000 and the fiscal year ended July 31, 2000 was $198, $0, $728 and $2,514, respectively.

10. STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

     On February 7, 2001, the Company agreed to a going private transaction with its largest stockholder, Court Square Limited ("Court Square"), pursuant to which Court Square made a cash tender offer for all of the Company's common stock not owned by it. Following completion of the merger on March 14, 2001, the New York Stock Exchange delisted the Company's common stock and the Company terminated the registration of its common stock under the Exchange Act. For financial accounting purposes the transaction was treated as a leveraged recapitalization whereby the assets are not revalued and the excess purchase price of the redeemed shares over the par value and paid-in capital of the common stock and the redemption value of the preferred stock ($105,164) was charged to the Company's retained earnings.

Preferred Stockholders Agreement

     In connection with the Company's recapitalization, the stockholders entered into a Preferred Stockholders Agreement dated March 14, 2001 (the "Preferred Stockholders Agreement"), containing additional agreements among the stockholders regarding the Company's preferred stock. Subject to certain limitations, certain stockholders may not sell any of their shares of preferred stock without offering the other stockholders a pro rata opportunity to participate in the sale. Subject to certain conditions, if holders of at least 50% of the common stock approve the sale of the Company, each stockholder has agreed to consent to the sale and, if the sale includes the sale of stock, each stockholder has agreed to sell all of the stockholder's preferred stock on the terms and conditions approved by holders of a majority of the common stock then outstanding.

Preferred Stock

     The Company's Amended and Restated Certificate of Incorporation provides for the issuance of 3,500,000 shares of preferred stock, all of which will be designated as 12% Series A Cumulative Compounding Preferred Stock. The preferred stock has a stated value of $100 per share and is entitled to semi-annual dividends which commenced September 15, 2001. Dividends, which are cumulative, accrue at a rate of 12%, compounding annually. As of December 31, 2002, 2,237,257.23 shares of preferred stock were outstanding. Accrued preferred dividends and the preferred stock are reflected in the Consolidated Balance Sheet as Redeemable Preferred Stock at the current redemption value. The vote of a majority of the outstanding shares of the preferred stock, voting as a separate class, will be required to (1) create, authorize or issue any other class or series of stock entitled to a preference prior to the preferred stock upon any dividend or distribution or any liquidation, distribution of assets, dissolution or winding up of the Company, or increase the authorized amount of any such other class or series, or (2) amend the Certificate of Incorporation if the amendment would adversely affect the relative rights and preferences of the holders of the preferred stock. Except as described above or as otherwise required by law, the preferred stock is not entitled to vote.

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

Common Stock

     The Company's Amended and Restated Certificate of Incorporation provides for the issuance of 12,001,000 shares of common stock, divided into three classes consisting of 1,000 shares of Class A Common Stock, 6,000,000 shares of Class B Common Stock and 6,000,000 shares of Class C Common Stock. As of December 31, 2002, 1,000.00 shares of Class A Common Stock, 2,485,337.49 shares of Class B Common Stock and 16,687.00 shares of Class C Common Stock were outstanding.

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

Securities Transfer, Recapitalization and Holders Agreement

     In connection with the Company's recapitalization, the stockholders entered into the Securities Transfer, Recapitalization and Holders Agreement dated March 14, 2001 (the "Stockholders Agreement"), containing certain agreements among the stockholders regarding the Company's capital stock and corporate governance.

     According to the Stockholders Agreement, so long as Court Square and its permitted transferees owns at least 5% of the Company's common stock outstanding, Court Square has the right to designate observers to attend meetings of the Board of Directors. The Stockholders Agreement contains provisions which, with certain exceptions, restrict the ability of the stockholders to transfer any of the Company's common stock or preferred stock. Subject to certain conditions, if holders of at least 50% of the common stock approve the sale of the Company, each stockholder has agreed to consent to the sale and, if the sale includes the sale of stock, each stockholder has agreed to sell all of the stockholder's common stock on the terms and conditions approved by holders of a majority of the common stock then outstanding. Subject to some limitations, certain stockholders may not sell any of their shares of common stock without offering the other stockholders a pro rata opportunity to participate in the sale.

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

Registration Rights Agreement

     In connection with their entry into the Stockholders Agreement, the stockholders entered into a Registration Rights Agreement dated March 14, 2001 (the "Registration Rights Agreement"). In accordance with the Registration Rights Agreement, upon the written request of Court Square the Company will prepare and file a registration statement with the SEC concerning the distribution of all or part of the shares held by that party and its best efforts to cause the registration statement to become effective. If at any time the Company files a registration statement for common stock pursuant to a request by Court Square or otherwise, it will allow the other parties to the Registration Rights Agreement to have their shares of common stock (or a portion of their shares under certain circumstances) included in the registered offering of the Company's common stock. The Company is not bound by this requirement if it is filing a registration statement on Form S-8, Form S-4 or any similar form, a registration statement filed in connection with a share exchange or an offering solely to its employees or existing stockholders, or a registration statement registering a unit offering. The Company will pay the registration expenses of the selling stockholders (other than underwriting commissions, brokerage fees and transfer taxes applicable to the shares sold by the stockholders or the fees and expenses of any accountants or other representatives retained by the selling stockholder).

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

11. INCOME TAXES

     The following is a summary of the components of the provision for income taxes (benefit):


                                                            Year Ended               Five
                                                            December 31          Months Ended   Year Ended
                                                    ----------------------------  December 31     July 31
                                                        2002          2001           2000          2000
                                                    ------------------------------------------------------
               Current:
                  Federal                           $       --     $     --       $      62      $     669
                  State and local                         1,026        1,727            597          1,323
                  Foreign                                 6,544        3,480          3,188          7,279
                                                    ------------------------------------------------------
                                                          7,570        5,207          3,847          9,271
               Deferred:
                  Federal                                (6,244)     (13,107)         4,619          1,280
                  State and local                          (918)      (3,258)            54          2,799
                  Foreign                                 6,781        1,075         (2,060)          (863)
                                                    ------------------------------------------------------
                                                           (381)     (15,290)         2,613          3,216
                                                    ------------------------------------------------------
                                                    $     7,189    $ (10,083)     $   6,460      $  12,487
                                                    ======================================================

     Income (loss) from continuing operations before income taxes, minority interest in income of subsidiaries, loss from unconsolidated joint ventures, extraordinary items and cumulative effect of change in accounting principle was taxed in the following jurisdictions:


                                                             Year Ended               Five
                                                             December 31          Months Ended  Year Ended
                                                    ----------------------------   December 31    July 31
                                                        2002           2001           2000         2000
                                                    ------------------------------------------------------
               Domestic                              $  (16,745)   $   (83,989)    $  12,241     $   6,749
               Foreign                                   32,588         38,224         7,800        26,991
                                                    ------------------------------------------------------
                                                     $   15,843    $   (45,765)    $  20,041     $  33,740
                                                    ======================================================


     A reconciliation of income taxes at the United States federal statutory rate to the effective income tax rate follows:


                                                            Year Ended             Five
                                                            December 31        Months Ended  Year Ended
                                                      -----------------------  December 31    July 31
                                                        2002           2001        2000        2000
                                                      -----------------------------------------------
               Federal statutory income tax rate        35.0%         35.0%       35.0%         35.0%
               State and local income taxes--
                net of federal tax benefit               0.4           1.3         2.2           7.9
               Foreign operations                       (3.1)         12.4        (6.6)        (10.6)
               Goodwill                                   --          (1.3)        2.2           2.4
               Provision for or release of valuation
                allowance for net deferred tax assets     --         (21.6)         --            --
               Settlement of IRS audit                  (5.9)           --          --            --
               Sub part F and other permanent items     19.0            --          --            --
               Other items                                --          (3.8)       (0.6)          2.3
                                                      ----------------------------------------------
               Effective income tax rate                45.4%         22.0%       32.2%         37.0%
                                                      ==============================================

     State and local income taxes include provisions for Indiana and Michigan which do not provide proportional benefit in loss years.

     The following is a summary of the significant components of the Company's deferred tax assets and liabilities:

                                                                       December 31
                                                               ------------------------
                                                                   2002         2001
                                                               ------------------------
         Deferred tax assets:
            Restructuring charges                               $  11,406     $  21,969
            Employee benefits                                      14,454        13,709
            Inventories                                             4,927         5,049
            Warranty                                                4,689         3,579
            Non-compete agreements                                    824           824
            Alternative minimum tax credits                         2,905         3,937
            Foreign deferred assets                                 1,823         3,692
            Net operating loss carryforwards                       53,990        35,783
            Other                                                   7,620         6,104
                                                               ------------------------
         Total deferred tax assets                                102,638        94,646
            Valuation allowance                                   (34,153)      (20,604)
                                                               ------------------------
         Deferred tax assets net of valuation allowance            68,485        74,042
         Deferred tax liabilities:
            Depreciation                                          (14,807)      (19,462)
            Foreign deferred liabilities                           (3,418)       (1,586)
            Research expenses                                      (6,663)       (6,985)
            Other                                                 (16,926)      (14,358)
                                                               ------------------------
               Total deferred tax liabilities                     (41,814)      (42,391)
                                                               ------------------------
            Net deferred tax asset                              $  26,671     $  31,651
                                                               ========================

     At December 31, 2002, the Company had unused Federal net operating loss carryforwards of approximately $102,078 that expire during 2018 through 2022. The Company also had unused alternative minimum tax credit carryforwards of $2,905 that may be carried forward indefinitely. Management expects that future taxable earnings, primarily in the U.S., will be adequate to allow for realization of all net deferred tax assets. The Company's carryforwards expire at specific future dates, and utilization of certain carryforwards is limited to specific amounts each year. Accordingly, the Company has recorded a valuation allowance against a portion of these net deferred tax assets. Income tax payments (refunds), including state taxes, for the years ended December 31, 2002 and 2001, five month period ended December 31, 2000 and year ended July 31, 2000 were $5,332, $1,277, $743 and $10,726, respectively.

     No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries ($82,768 at December 31, 2002) because it is expected that such earnings will be reinvested in these foreign operations indefinitely. It is not practical to estimate the amount of taxes that might be payable on the eventual remittances of such earnings.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

     The Company's other comprehensive loss consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency instruments and interest rate swaps and minimum pension liability adjustments. The before tax income (loss), related income tax effect and accumulated balance are as follows:

                                                   Foreign      Unrealized      Unrealized     Minimum    Accumulated
                                                  Currency   Gains/(Losses)on   Losses on      Pension       Other
                                                 Translation     Currency      Interest Rate  Liability  Comprehensive
                                                 Adjustment     Instruments       Swaps      Adjustments      Loss
                                                ----------------------------------------------------------------------
      Balance at July 31, 1999                   $  (6,516)          --               --            --      $  (6,516)
         Before tax loss                            (6,859)          --               --            --         (6,859)
         Income tax effect                          (2,538)          --               --            --         (2,538)
                                                ---------------------------------------------------------------------
         Other comprehensive loss                   (4,321)          --               --            --         (4,321)
                                                ---------------------------------------------------------------------
      Balance at July 31, 2000                     (10,837)          --               --            --        (10,837)
         Cumulative effect of accounting
          change for derivative instruments             --          241               --                          241
         Before tax loss                            (2,569)      (4,561)          (1,505)           --         (8,635)
         Income tax effect                            (822)        (691)            (482)           --         (1,995)
                                                ---------------------------------------------------------------------
         Other comprehensive loss                   (1,747)      (3,870)          (1,023)           --         (6,640)
                                                ---------------------------------------------------------------------
      Balance at December 31, 2000                 (12,584)      (3,629)          (1,023)           --        (17,236)
         Before tax (loss) income                   (8,322)       4,320           (2,523)       (4,410)       (10,935)
         Income tax effect                          (2,698)         691           (1,049)       (1,675)        (4,731)
                                                ---------------------------------------------------------------------
         Other comprehensive (loss) income          (5,624)       3,629           (1,474)       (2,735)        (6,204)
                                                ---------------------------------------------------------------------
      Balance at December 31, 2001                 (18,208)          --           (2,497)       (2,735)       (23,440)
         Before tax (loss) income                   10,038*         398            4,027        (5,159)         9,304
         Income tax effect                           2,299           63            1,530        (1,960)         1,932
                                                ---------------------------------------------------------------------
         Other comprehensive (loss) income           7,739          335            2,497        (3,199)         7,372
                                                ---------------------------------------------------------------------
      Balance at December 31, 2002               $ (10,469)    $    335         $     --      $ (5,934)     $ (16,068)
                                                =====================================================================

* Includes a loss of $3,394 associated with the substantial liquidation of the discontinued retail aftermarket gas engine business.

13. TRANSACTIONS WITH GM

     The Company and GM have entered into several transactions and agreements related to their respective businesses. In addition to the transactions disclosed elsewhere in the accompanying consolidated financial statements and related notes, the Company entered into the following transactions with GM:

                                                  Year Ended                     Five
                                                  December 31                Months Ended      Year Ended
                                         ----------------------------         December 31         July 31
                                            2002              2001               2000              2000
                                         -----------------------------------------------------------------
               Sales                     $  253,567         $ 254,058         $  120,326        $  322,418
               Material purchases
                and costs for services       12,123            16,619              2,002             4,500

               In addition, the Company had the following balances with GM:

                                                     Year Ended      Year Ended
                                                     December 31     December 31
                                                        2002            2001
                                                    -------------   ------------
               Trade accounts receivable             $    9,578      $   23,825
               Other receivables                             --             207

14. LEASE COMMITMENTS

     The Company occupies space and uses certain equipment under lease arrangements. Rent expense was $11,012 for 2002, $9,879 for 2001, $4,064 for the 5 months ending December 31, 2000, and $9,091 for the fiscal year ending 2000, respectively. Rental commitments at December 31, 2002 for long-term non-cancelable operating leases were as follows:

               Year ending 2003                   $    9,034
               Year ending 2004                        7,388
               Year ending 2005                        6,128
               Year ending 2006                        4,234
               Year ending 2007                        3,633
               Thereafter                              5,863
                                                  ----------
                                                  $   36,280
                                                  ==========


15. COMMITMENTS AND CONTINGENCIES

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

     Remy Mexico Holdings, S. de R.L. de C.V. ("RMH"), an indirect subsidiary of the Company, and GCID Autopartes, S.A. de C.V. ("GCID") are parties to a series of agreements, including a partnership agreement. The partnership agreement created Delco Remy Mexico, S. de R.L. de C.V. ("DRM") which operates certain manufacturing facilities in Mexico. GCID is the minority partner with a 24% ownership interest. RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements in exchange for a $13,000,000 termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under the partnership agreement, alleging that RMH failed to conduct the business of the partnership in accordance with that agreement. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association seeking damages for the alleged breaches of the partnership agreement and breaches of fiduciary duty. RMH has denied any such breaches.

     On January 2, 2002, GCID notified RMH that it was terminating the partnership for the alleged breach of the partnership agreement by RMH and demanded that RMH purchase GCID's partnership interest in DRM. On March 11, 2002, GCID filed the First Amended Arbitration Demand adding additional claims and parties, including DRM and other affiliates of RMH: Remy Componentes. S. de R.L. de C.V. and Delco Remy America, Inc. (together with RMH, the "Named Parties"). The First Amended Demand seeks damages for breach of fiduciary duty, breaches of various contracts between and among the various parties, and tortious interference with contractual relations. The damages include a claim of approximately $13,000,000 for the purchase of GCID's interest in the Company and a claim for $17,000,000 for the alleged breach of a Service Agreement between the Company and GCI Services, S.A. de C.V. ("GCIS"), an affiliate of GCID, pursuant to which GCIS provides labor to the Partnership. On September 30, 2002, GCID and GCIS served expert reports claiming that GCID is owed approximately $23,300,000 for the purchase of its partnership interest in DRM and that GCIS is owed approximately $17,650,000 under the Service Agreement.

     On January 24, 2003, GCID and GCIS filed a Second Amended Arbitration Demand adding additional claims of breach of contract against the Named Parties. On January 31, 2003, the Named Parties filed an Answer to the Second Amended Demand denying liability for all claims. The arbitration hearing is scheduled to begin May 19, 2003.

     The Company disputes all of the claims alleged in both the First and Second Amended Arbitration Demands and denies any liability for damages to GCID or any of its affiliates. GCIS continues to provide services to DRM. In addition, another affiliate of GCID, Sistemas y Componentes Electricos, S.A. de C.V., continues to be the leaseholder of the premises occupied by DRM.

     The Company believes that the Named Parties have meritorious defenses to the action, but it is unable to predict whether the proceedings will have a material adverse effect on the Company.

     Remy Reman facilities in Mississippi and the World Wide facility in Virginia have identified certain possible violations of state air laws and notified the applicable state agencies under the state voluntary audit disclosure rules. The state agencies have either requested further information or have not responded to the subsidiaries. The subsidiaries have or are in the process of responding to the information requests, and they are currently in compliance with the air permit requirements. At this time, it is unknown whether the state environmental agencies intend to pursue enforcement actions for the past violations or whether penalties, if sought, will be material.

     The Company may also be required to make additional payments in connection with its acquisitions of Knopf, Delco Remy Mexico, Mazda and AMT. The Company expects that the aggregate amount of these additional payments will be in the range of $15 million to $28 million payable in 2003 to 2006.

16. BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

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

                                                                                   Five
                                                         Year Ended            Months Ended    Year Ended
                                                         December 31            December 31      July 31
                                                     2002           2001           2000           2000
                                                 ---------------------------------------------------------
            Net sales to external customers:
               United States                     $   915,521    $    873,378   $    373,757   $    919,329
               Europe                                 94,687          91,587         27,303         62,427
               Canada                                  3,655           3,303          1,133          3,633
               Asia Pacific                           22,210          13,690         10,934         33,854
               Latin America                          33,279          25,194          9,073         13,611
                                                 ---------------------------------------------------------
                  Total net sales                $ 1,069,352    $  1,007,152   $    422,200   $  1,032,854
                                                 =========================================================

                                                         December 31
                                                 ---------------------------
                                                     2002           2001
                                                 ---------------------------
            Long-lived assets:
               United States                     $   242,655    $    281,669
               Europe                                 47,197          62,131
               Canada                                    187             185
               Asia Pacific                           32,904          28,993
               Latin America                          27,766          26,674
                                                 ---------------------------
                  Total long-lived assets        $   350,709    $    399,652
                                                 ===========================

     Customers that accounted for a significant portion of consolidated net sales were as follows:

                                                                              Five
                                                    Year Ended            Months Ended   Year Ended
                                                    December 31            December 31     July 31
                                             -------------------------
                                                 2002          2001           2000          2000
                                             -------------------------------------------------------
          General Motors Corporation:
             North American
              OE Operations                  $  200,305    $   193,969     $   96,399     $  258,076
             Other                               53,262         60,089         23,927         64,342
          International Truck and
           Engine Corporation                    84,584        117,345         53,433        141,443

     Following is a summary of the composition by product category of the Company's sales to external customers. Third-party sales for core exchange services are included in the "Other" category.

                                                                              Five
                                                    Year Ended            Months Ended   Year Ended
                                                    December 31            December 31     July 31
                                             -------------------------
                                                2002           2001           2000          2000
                                             -------------------------------------------------------
          Electrical systems                 $   796,713   $   741,641     $  337,308   $   859,111
          Powertrain/drivetrain                  207,964       202,392         56,776       136,154
          Other                                   64,675        63,119         28,116        37,589
                                             ------------------------------------------------------
          Total                              $ 1,069,352   $ 1,007,152     $  422,200   $ 1,032,854
                                             ======================================================

17.  OTHER INFORMATION

Supplemental Cash Flow Information

                                                                              Five
                                                    Year Ended            Months Ended   Year Ended
                                                    December 31            December 31     July 31
                                             -------------------------
                                                2002           2001           2000          2000
                                             -------------------------------------------------------
          Cash paid for interest             $   63,298    $   57,901      $   22,636   $    46,835
          Cash paid for income taxes,
           net of refunds received                5,332         1,277             743        10,726
          Detail of acquisitions:

             Fair value of assets acquired   $    1,774    $    9,119      $       --   $    39,703
             Liabilities assumed                     --       (10,152)             --       (15,035)
             Notes issued                       (10,942)           --              --            --
             Goodwill recorded                    9,918        24,146              --        37,493
             Minority interest                   16,508         5,775              --            --
                                             ------------------------------------------------------
             Net cash paid for acquisitions      17,258        28,888              --        62,161
             Cash acquired                           --            82              --         1,669
                                             ------------------------------------------------------
             Total                           $   17,258    $   28,970      $       --   $    63,830
                                             ======================================================

Research and Development Costs

     The Company spent approximately $15,200, $15,500, $7,200 and $16,300 in the years ended December 31, 2002 and 2001, five month period ended December 31, 2000 and fiscal year ended July 31, 2000, respectively, on research and development activities. All expenditures were Company funded.

18.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR
     SUBSIDIARIES

     The Company conducts a significant portion of its business through subsidiaries. The Senior Notes and the Senior Subordinated Notes referred to in
Note 8, Long-term Debt, are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect wholly-owned subsidiaries (the Subsidiary Guarantors). Certain of the Company's subsidiaries do not guarantee the Senior Notes and the Senior Subordinated Notes (the Non-Guarantor Subsidiaries). The claims of creditors of Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

     Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2002 and 2001 and for the years ended December 31, 2002 and 2001, five month period ended December 31, 2000 and the fiscal year ended July 31, 2000.

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

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                         Condensed Consolidating Balance Sheet
                                                                                  December 31, 2002
                                                      -------------------------------------------------------------------------
                                                       Delco Remy
                                                      International                  Non-
                                                      Inc. (Parent    Subsidiary   Guarantor
                                                      Company Only)   Guarantors  Subsidiaries  Eliminations       Consolidated
                                                      -------------------------------------------------------------------------
Assets:
Current assets:
   Cash and cash equivalents                          $         1      $     203    $  12,692    $       --          $  12,896
   Trade accounts receivable                                   --        118,070       31,540            --            149,610
   Other receivables                                           --          3,596        9,335            --             12,931
   Inventories                                                 --        233,124       57,880        (1,109)/(c)/      289,895
   Deferred income taxes                                   14,924         (1,567)       1,066            --             14,423
   Assets of discontinued operations                           --          2,319        1,242            --              3,561
   Other current assets                                     6,039          1,423        7,973            --             15,435
                                                      ------------------------------------------------------------------------
Total current assets                                       20,964        357,168      121,728        (1,109)           498,751
Property and equipment                                         57        205,075      106,825            --            311,957
Less accumulated depreciation                                  36        111,596       30,598            --            142,230
                                                      ------------------------------------------------------------------------
Property and equipment, net                                    21         93,479       76,227            --            169,727
Deferred financing costs                                   17,268             --           --            --             17,268
Goodwill, net                                                  --        115,461        7,472            --            122,933
Investment in affiliates                                  451,616             --           --      (439,725)/(a)/       11,891
Deferred income taxes                                      16,686         (1,777)      (2,661)           --             12,248
Other assets                                                9,581          4,886        2,175            --             16,642
                                                      ------------------------------------------------------------------------
Total assets                                          $   516,136      $ 569,217    $ 204,941     $(440,834)         $ 849,460
                                                      ========================================================================

Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable                                   $       790      $  91,982    $  50,630    $       --          $ 143,402
   Intercompany accounts                                   (9,592)        37,113      (26,920)         (601)/(c)/           --
   Accrued interest payable                                 9,743             --           --            --              9,743
   Accrued restructuring charges                               --         10,260          555            --             10,815
   Liabilities of discontinued operations                      --          1,579        4,954            --              6,533
   Other liabilities and accrued expenses                   7,709         45,292       13,946            --             66,947
   Current portion of long term debt                           --            991       29,199            --             30,190
                                                      ------------------------------------------------------------------------
Total current liabilities                                   8,650        187,217       72,364          (601)           267,630
Long-term debt, less current portion                      568,710         17,861        9,811            --            596,382
Post-retirement benefits other than pensions                   --         23,553           --            --             23,553
Accrued pension benefit                                       454         13,973           --            --             14,427
Other non-current liabilities                               4,918          6,402          962            --             12,282
Minority interest in subsidiary                                --          9,456        8,394            --             17,850
Redeemable preferred stock                                274,074             --           --            --            274,074
Stockholders' equity:
   Common stock:
      Class A Shares                                           --             --           --            --                 --
      Class B Shares                                            3             --           --            --                  3
      Class C Shares                                           --             --           --            --                 --
   Subsidiary investment                                       --        291,416      108,650      (400,066)/(a)/           --
   Retained earnings (deficit)                           (340,673)        25,326       14,841       (40,167)/(b)/     (340,673)
   Accumulated other comprehensive loss                        --         (5,987)     (10,081)           --            (16,068)
                                                      ------------------------------------------------------------------------
Total stockholders' equity (deficit)                     (340,670)       310,755      113,410      (440,233)          (356,738)
                                                      ------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficit)  $   516,136      $ 569,217    $ 204,941     $(440,834)         $ 849,460
                                                      ========================================================================

_________
(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.
(c) Elimination of intercompany profit in inventory.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                   Condensed Consolidating Statement of Operations
                                                                         For the Year Ended December 31, 2002
                                                      -------------------------------------------------------------------------
                                                       Delco Remy
                                                      International                  Non-
                                                      Inc. (Parent    Subsidiary   Guarantor
                                                      Company Only)   Guarantors  Subsidiaries  Eliminations       Consolidated
                                                      -------------------------------------------------------------------------
Net sales                                             $        --     $1,060,115    $ 436,623    $ (427,386)/(a)/  $ 1,069,352
Cost of goods sold                                             --        926,790      390,857      (427,386)/(a)/      890,261
                                                      ------------------------------------------------------------------------
Gross profit                                                   --        133,325       45,766            --            179,091
Selling, general and administrative expenses               13,531         68,753       18,916            --            101,200
Amortization of goodwill and intangibles                    1,000             97          205            --              1,302
                                                      ------------------------------------------------------------------------
Operating (loss) income                                   (14,531)        64,475       26,645            --             76,589
Interest expense                                          (49,182)        (8,580)      (1,152)           --            (58,914)
Other non-operating income (expense)                       (4,133)           438        1,863            --             (1,832)
                                                      ------------------------------------------------------------------------
Income (loss) from continuing operations
 before income tax (benefit), minority
 interest in income of subsidiaries, income
 from unconsolidated joint ventures and equity in
 earnings of subsidiaries:                                (67,846)        56,333       27,356            --             15,843
Income taxes (benefit)                                    (28,115)        21,879       13,425            --              7,189
Minority interest in income of subsidiaries                    --         (2,169)      (2,076)           --             (4,245)
Income from unconsolidated joint ventures                      --             --       (3,830)           --             (3,830)
Equity in earnings of subsidiaries                        (91,697)            --           --        91,697/(b)/            --
                                                      ------------------------------------------------------------------------
Income (loss) before extraordinary item                  (131,428)        32,285        8,025        91,697                579
Loss on discontinued operations                                --        (27,352)     (30,479)           --            (57,831)
Income tax (benefit)                                           --             --           --            --                 --
                                                      ------------------------------------------------------------------------
Net loss on discontinued operations                            --        (27,352)     (30,479)           --            (57,831)
Extraordinary item:
Gain on early extinguishment of debt,
 net of income tax                                         (1,108)            --           --            --             (1,108)
Cumulative effect of change in
 accounting principle                                          --        (50,909)     (23,267)           --            (74,176)
                                                      ------------------------------------------------------------------------
Net loss                                                 (132,536)       (45,976)     (45,721)       91,697           (132,536)

Preferred dividends                                        29,375             --           --            --             29,375
                                                      ------------------------------------------------------------------------
Loss available to common stockholders                 $  (161,911)    $  (45,976)   $ (45,721)   $   91,697        $  (161,911)
                                                      ========================================================================

__________
(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income (loss) from consolidated subsidiaries.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                         Condensed Consolidating Statement of Cash Flows
                                                                               For the Year Ended December 31, 2002
                                                           ----------------------------------------------------------------------
                                                             Delco Remy
                                                            International                  Non-
                                                            Inc. (Parent    Subsidiary   Guarantor
                                                            Company Only)   Guarantors  Subsidiaries  Eliminations  Consolidated
                                                           ----------------------------------------------------------------------
Operating Activities:
Net loss                                                    $  (132,536)   $ (45,976)   $ (45,721)    $  91,697      $(132,536)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
   Cumulative effect of change in
    accounting principle                                             --       50,909       23,267            --         74,176
   Loss from discontinued operations                                 --       15,783       13,800            --         29,583
   Loss on disposal of discontinued operations                       --       11,569       16,679            --         28,248
   Extraordinary item                                             1,108           --           --            --          1,108
   Depreciation                                                      11       19,740        9,536            --         29,287
   Amortization                                                   1,000           97          205            --          1,302
   Minority interest in income of subsidiaries                       --        2,169        2,076            --          4,245
   Loss from unconsolidated joint ventures                           --           --        3,830            --          3,830
   Equity (loss) in earnings of subsidiaries                     91,697           --           --       (91,697)            --
   Deferred income taxes                                         (1,187)       1,238        5,504            --          5,555
   Post retirement benefits other than pensions                      --       (2,259)          --            --         (2,259)
   Accrued pension benefits                                         454        4,938       (1,181)           --          4,211
   Non-cash interest expense                                      3,754          339           --            --          4,093
Changes in operating assets and liabilities,
 net of acquisitions:
   Accounts receivable                                               --       12,964       (7,170)           --          5,794
   Inventories                                                       --        5,440      (10,988)           --         (5,548)
   Accounts payable                                                (514)      (4,757)      19,892            --         14,621
   Intercompany accounts                                         50,080      (15,395)     (34,685)           --             --
   Other current assets and liabilities                          (1,323)      10,098       (5,252)           --          3,523
   Cash payments for restructuring charges                           --      (12,639)      (4,249)           --        (16,888)
   Other non-current assets and liabilities, net                (21,754)       8,822        7,098            --         (5,834)
                                                            ------------------------------------------------------------------
Net cash provided by (used in) operating activities              (9,210)      63,080       (7,359)           --         46,511

Investing Activities:
Acquisition, net of cash acquired                                    --      (17,005)        (253)           --        (17,258)
Purchases of property and equipment                                  --      (12,551)      (7,876)           --        (20,427)
Investments in joint ventures                                    (3,000)           --           --           --         (3,000)
                                                            ------------------------------------------------------------------
Net cash used in investing activities                            (3,000)     (29,556)      (8,129)           --        (40,685)

Financing Activities:
Proceeds from issuances of long-term debt                       144,769           --           --            --        144,769
Retirement of long-term debt                                   (144,769)          --           --            --       (144,769)
Net borrowings (repayments) under revolving
 line of credit and other                                        20,027      (16,386)      11,689            --         15,330
Deferred financing costs                                         (7,816)          --           --            --         (7,816)
Distributions to minority interests                                  --           --       (1,800)           --         (1,800)
                                                            ------------------------------------------------------------------
Net cash provided by (used in) financing activities              12,211      (16,386)       9,889            --          5,714
Effect of exchange rate changes on cash                              --           --        2,159            --          2,159
Cash flows of discontinued operation                                 --      (17,167)      (7,504)           --        (24,671)
                                                            ------------------------------------------------------------------
Net increase (decrease) in
 cash and cash equivalents                                            1          (29)     (10,944)           --        (10,972)
Cash and cash equivalents at beginning of year                       --          232       23,636            --         23,868
                                                            ------------------------------------------------------------------
Cash and cash equivalents at end of year                    $         1    $     203    $  12,692      $     --      $  12,896
                                                            ==================================================================

__________
(a) Elimination of equity in earnings of subsidiary.
(b) Recording of preferred dividend requirement of subsidiary.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                            Condensed Consolidating Balance Sheet
                                                                                      December 31, 2001
                                                         -------------------------------------------------------------------------
                                                           Delco Remy
                                                          International                  Non-
                                                          Inc. (Parent    Subsidiary   Guarantor
                                                          Company Only)   Guarantors  Subsidiaries  Eliminations     Consolidated
                                                         ------------------------------------------------------------------------
Assets:
Current assets:
   Cash and cash equivalents                               $       --      $     232    $  23,636    $       --        $  23,868
   Trade accounts receivable                                       --        131,033       24,371            --          155,404
   Other receivables                                               --          2,711        6,233            --            8,944
   Inventories                                                     --        239,540       46,406        (2,087)/(c)/    283,859
   Deferred income taxes                                       17,184             --        3,991            --           21,175
   Assets of discontinued operations                               --         15,664       25,770            --           41,434
   Other current assets                                         4,759          2,829        5,307            --           12,895
                                                           ---------------------------------------------------------------------
Total current assets                                           21,943        392,009      135,714        (2,087)         547,579
Property and equipment                                             57        201,673       92,852            --          294,582
Less accumulated depreciation                                      25         99,383       19,319            --          118,727
                                                           ---------------------------------------------------------------------
Property and equipment, net                                        32        102,290       73,533            --          175,855
Deferred financing costs                                       11,431          1,209           --            --           12,640
Goodwill, net                                                      --        160,034       20,154            --          180,188
Investment in affiliates                                      526,037             --           --      (514,893)/(a)/     11,144
Deferred income taxes                                          11,121             12         (657)           --           10,476
Other assets                                                    2,531          3,263        3,555            --            9,349
                                                           ---------------------------------------------------------------------
Total assets                                               $  573,095      $ 658,817    $ 232,299     $(516,980)       $ 947,231
                                                           =====================================================================
Liabilities and stockholders' equity:
Current liabilities:
   Accounts payable                                        $    1,304      $  96,739    $  30,738     $      --        $ 128,781
   Intercompany accounts                                      (59,672)        52,508        7,765          (601)/(c)/         --
   Accrued interest                                             9,927             --          173            --           10,100
   Accrued restructuring charges                                   --         26,595        1,349            --           27,944
   Liabilities of discontinued operations                          --          3,736        4,869            --            8,605
   Other liabilities and accrued expenses                       7,568         32,240       16,754            --           56,562
   Current debt                                                    --            804        5,967            --            6,771
                                                           ---------------------------------------------------------------------
Total current liabilities                                     (40,873)       212,622       67,615          (601)         238,763
Deferred income taxes                                              --             --           --            --               --
Long-term debt, less current portion                          548,683         34,580        9,915            --          593,178
Post-retirement benefits other than pensions                       --         25,812           --            --           25,812
Accrued pension benefits                                           --          9,035        1,181            --           10,216
Other non-current liabilities                                   1,842          4,089          724            --            6,655
Minority interest in subsidiaries                                  --         12,696       17,411            --           30,107
Redeemable preferred stock                                    244,699             --           --            --          244,699
Stockholders' equity:
   Preferred stock - Series A                                      --             --           --            --               --
   Common stock:
      Class A Shares                                               --             --           --            --               --
      Class B Shares                                                3             --           --            --                3
      Class C Shares                                               --             --           --            --               --
   Subsidiary investment                                           --        291,416       93,099      (384,515)/(a)/         --
   Retained earnings (deficit)                               (178,762)        71,302       60,562      (131,864)/(b)/   (178,762)
   Accumulated other comprehensive loss                        (2,497)        (2,735)     (18,208)           --          (23,440)
                                                           ---------------------------------------------------------------------
Total stockholders' equity (deficit)                         (181,256)       359,983      135,453      (516,379)        (202,199)
                                                           ---------------------------------------------------------------------
Total liabilities and stockholders' equity (deficit)       $  573,095      $ 658,817    $ 232,299     $(516,980)       $ 947,231
                                                           =====================================================================

______________
(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries' earnings.
(c) Elimination of intercompany profit in inventory.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                     Condensed Consolidating Statement of Operations
                                                                          For the Year Ended December 31, 2001
                                                   -------------------------------------------------------------------------------
                                                    Delco Remy
                                                   International                       Non-
                                                   Inc. (Parent     Subsidiary       Guarantor
                                                   Company Only)    Guarantors     Subsidiaries   Eliminations       Consolidated
                                                   -------------------------------------------------------------------------------
Net sales                                           $        --    $  1,045,914    $   391,241     $  (430,003)/(a)/ $ 1,007,152
Cost of goods sold                                           --         914,647        337,583        (430,003)/(a)/     822,227
Special charges - cost of goods sold                         --          16,236             --                            16,236
                                                    ------------------------------------------------------------------------------
Gross profit                                                 --         115,031         53,658              --           168,689
Selling, general and administrative expenses             14,502          61,891         22,773              --            99,166
Special charges - SG&A                                       --          16,206             --                            16,206
Amortization of goodwill and intangibles                     --           6,217            538              --             6,755
Restructuring charges                                        --          31,285          2,140              --            33,425
                                                    ------------------------------------------------------------------------------
Operating (loss) income                                 (14,502)           (568)        28,207              --            13,137
Interest expense, net                                   (42,822)        (12,746)          (989)             --           (56,557)
Non-recurring merger and
 tender offer expenses                                   (4,194)             --             --              --            (4,194)
Other non-operating income (expense)                       (900)            192          2,557              --             1,849
                                                    ------------------------------------------------------------------------------
Income (loss) from continuing operations
 before income taxes (benefit), minority
 interest in loss of subsidiaries, loss
 from unconsolidated joint ventures,
 equity in earnings of subsidiaries,
 and extraordinary items                                (62,418)        (13,122)        29,775              --           (45,765)
Income tax expense (benefit)                             (7,698)         (6,014)         3,629              --           (10,083)
Minority interest in loss of subsidiaries                    --          (4,072)        (5,182)             --            (9,254)
Loss from unconsolidated joint ventures                      --              --         (2,925)             --            (2,925)
Equity in earnings of subsidiaries                      (17,927)             --             --          17,927/(b)/           --
                                                    ------------------------------------------------------------------------------
Net income (loss) from continuing operations
 before extraordinary items                             (72,647)        (11,180)        18,039          17,927           (47,861)
Discontinued operations:
   Loss from discontinued operations                         --         (17,400)       (14,941)             --           (32,341)
   Income tax expense (benefit)                              --          (6,523)          (334)             --            (6,857)
                                                    ------------------------------------------------------------------------------
   Net loss from discontinued operations                     --         (10,877)       (14,607)             --           (25,484)
Extraordinary items:
   Gain on early extinguishment
    of debt, net of income tax                               --             698             --              --               698
                                                    ------------------------------------------------------------------------------
Net income (loss)                                       (72,647)        (21,359)         3,432          17,927           (72,647)

Redeemable preferred stock dividends                     20,971              --             --              --            20,971
                                                    ------------------------------------------------------------------------------
Income (loss) available to
 common stockholders                                $   (93,618)   $    (21,359)   $     3,432     $    17,927       $   (93,618)
                                                    ==============================================================================

-----------
(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net loss from consolidated subsidiaries.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                      Condensed Consolidating Statement of Cash Flows
                                                                           For the Year Ended December 31, 2001
                                                       ---------------------------------------------------------------------------
                                                       Delco Remy
                                                      International                       Non-
                                                      Inc. (Parent     Subsidiary       Guarantor
                                                      Company Only)    Guarantors     Subsidiaries   Eliminations    Consolidated
                                                      ----------------------------------------------------------------------------
Operating Activities:
Net income (loss)                                      $   (72,647)   $   (21,359)    $     3,432    $   17,927/(a)/ $  (72,647)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
   Loss from discontinued operations                            --         10,877          14,607            --          25,484
   Extraordinary item                                           --           (698)             --            --            (698)
   Depreciation                                                  5         19,281           7,195            --          26,481
   Amortization                                                 --          6,217             538            --           6,755
   Minority interest in income of subsidiaries                  --          4,072           5,182            --           9,254
   Loss from unconsolidated joint ventures                      --             --           2,925            --           2,925
   Equity (loss) in earnings of subsidiaries                17,927             --              --       (17,927)             --
   Deferred income taxes                                   (25,944)          (326)           (430)           --         (26,700)
   Post retirement benefits other than pensions                 --          3,018              --            --           3,018
   Accrued pension benefits                                     --          5,284             508            --           5,792
   Non-cash interest expense                                 1,079            723              --            --           1,802
Changes in operating assets and liabilities,
 net of acquisitions:
   Accounts receivable                                          --         (9,415)         (5,811)           --         (15,226)
   Inventories                                                  --            (43)         (3,780)           --          (3,823)
   Accounts payable                                            339        (11,127)           (168)           --         (10,956)
   Intercompany accounts                                  (150,098)       135,247          14,851            --              --
   Other current assets and liabilities                      3,427         (3,593)           (980)           --          (1,146)
   Restructuring charges                                        --         31,285           2,140            --          33,425
   Cash payments for restructuring charges                      --         (7,798)          1,341            --          (6,457)
   Non-cash special charges                                     --         32,292             150            --          32,442
   Other non-current assets and liabilities, net            (4,727)        29,964         (19,157)           --           6,080
                                                      ---------------------------------------------------------------------------
Net cash provided by (used in) operating
 activities of continuing operations                      (230,639)       223,901          22,543            --          15,805
Investing Activities:
Acquisitions, net of cash acquired                         (17,116)        (8,856)         (2,916)           --         (28,888)
Purchases of property and equipment                            (37)       (13,519)         (6,455)           --         (20,011)
Investments in joint ventures                               (5,012)            --          (3,650)           --          (8,662)
                                                      ---------------------------------------------------------------------------
Net cash used in investing activities                      (22,165)       (22,375)        (13,021)           --         (57,561)
Financing Activities:
Proceeds from issuance of long-term debt                   157,291             --              --            --         157,291
Retirement of long-term debt                                    --        (17,790)             --            --         (17,790)
Net borrowings (repayments) under revolving
 line of credit and other                                  106,392       (165,448)         (5,422)           --         (64,478)
Deferred financing costs                                    (5,561)            --              --            --          (5,561)
Merger and tender offer costs                               (5,318)            --              --            --          (5,318)
Distributions to minority interests                             --             --            (762)           --            (762)
                                                      ---------------------------------------------------------------------------
Net cash provided by (used in) financing
 activities                                                252,804       (183,238)         (6,184)           --          63,382
Effect of exchange rate changes on cash                         --             --            (715)           --            (715)
Cash flows of discontinued operations                           --        (17,973)         (1,416)           --         (19,389)
                                                      ---------------------------------------------------------------------------
Net increase (decrease) in
 cash and cash equivalents                                      --            315           1,207            --           1,522
Cash and cash equivalents
 at beginning of year                                           --            (83)         22,429            --          22,346
                                                      ----------------------------------------------------------------------------
Cash and cash equivalents at end of year               $        --    $       232     $    23,636     $      --      $   23,868
                                                      ============================================================================

-------------
(a) Elimination of equity in earnings of subsidiary.
(b) Recording of preferred dividend requirement of subsidiary.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                             Condensed Consolidating Statement of Operations
                                                               For the Five Months Ended December 31, 2000
                                                -------------------------------------------------------------------------------
                                                    Delco Remy
                                                   International                       Non-
                                                   Inc. (Parent     Subsidiary       Guarantor
                                                   Company Only)    Guarantors     Subsidiaries    Eliminations    Consolidated
                                                -------------------------------------------------------------------------------
Net sales                                           $       --     $    450,259    $   155,028     $(183,087)/(a)/  $   422,200
Cost of goods sold                                          --          386,611        133,121      (183,087)/(a)/      336,645
                                                -------------------------------------------------------------------------------
Gross profit                                                --           63,648         21,907           --              85,555
Selling, general and administrative expenses              5,302          23,233         14,016           --              42,551
Amortization                                                 26           2,185            287           --               2,498
                                                -------------------------------------------------------------------------------
Operating (loss) income                                  (5,328)         38,230          7,604           --              40,506
Interest expense                                        (13,753)         (6,721)          (368)          --             (20,842)
Non-recurring merger/tender offer expenses               (1,124)            --             --            --              (1,124)
Non-operating expense (income)                              --              602            899           --               1,501
                                                -------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income tax (benefit), minority
  interest in income of subsidiaries, income
  from unconsolidated joint ventures and
  equity in earnings of subsidiaries                    (20,205)         32,111          8,135           --              20,041
Income tax expense (benefit)                             (7,331)         12,625          1,166           --               6,460
Minority interest in income of subsidiaries                 --           (1,590)        (1,188)          --              (2,778)
Income from unconsolidated joint ventures                   --              --            (467)          --                (467)
Equity in earnings of subsidiaries                       22,573             --             --        (22,573)/(b)/           --
                                                -------------------------------------------------------------------------------
Income before extraordinary item                          9,699          17,896          5,314       (22,573)            10,336
Loss on discontinued operations                             --             (337)          (665)          --              (1,002)
Income tax benefit                                          --             (130)          (235)          --                (365)
                                                -------------------------------------------------------------------------------
Net loss on discontinued operations                         --             (207)          (430)          --                (637)
                                                -------------------------------------------------------------------------------
Net income                                          $     9,699    $     17,689    $     4,884     $ (22,573)       $     9,699
                                                ===============================================================================


---------------
(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income (loss) from consolidated subsidiaries.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                             Condensed Consolidating Statement of Cash Flows
                                                               For the Five Months Ended December 31, 2000
                                                 ----------------------------------------------------------------------------
                                                  Delco Remy
                                                 International                       Non-
                                                 Inc. (Parent      Subsidiary       Guarantor
                                                 Company Only)     Guarantors     Subsidiaries   Eliminations    Consolidated
                                                 ----------------------------------------------------------------------------
Operating Activities:
Net income                                       $       9,699    $     17,689    $      4,884   $    (22,573)   $      9,699
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
   Loss from discontinued operations                       --              207             430            --              637
   Depreciation                                            --            6,996           3,173            --           10,169
   Amortization                                             26           2,185             287            --            2,498
   Minority interest in income of subsidiaries             --            1,590           1,188            --            2,778
   Loss from unconsolidated joint ventures                 --              --              467            --              467
   Equity (loss) in earnings of subsidiaries           (22,573)            --              --          22,573             --
   Deferred income taxes                                 3,749             --           (2,097)           --            1,652
   Post retirement benefits other than pensions            --            1,155             --             --            1,155
   Accrued pension benefits                                --            3,089              49            --            3,138
   Non-cash interest expense                               455             285             --             --              740
Changes in operating assets and liabilities,
 net of acquisitions:
   Accounts receivable                                     --             (195)           (908)           --           (1,103)
   Inventories                                             --          (20,982)         (5,606)           --          (26,588)
   Accounts payable                                       (291)          4,465           9,648            --           13,822
   Intercompany accounts                                16,998         (25,808)          8,810            --              --
   Other current assets and liabilities                 (2,003)         (3,091)         (4,095)           --           (9,189)
   Cash payments for restructuring charges                 --          (10,884)         (4,249)           --          (15,133)
   Other non-current assets and liabilities, net        (6,060)         (3,030)          4,412            --           (4,678)
                                                 ----------------------------------------------------------------------------
Net cash provided by (used in) operating
 activities                                                --          (26,329)         16,393            --           (9,936)

Investing Activities:
Purchases of property and equipment                        --           (4,510)         (6,704)           --          (11,214)
Investments in joint ventures                              --              --           (1,892)           --           (1,892)
                                                 ----------------------------------------------------------------------------
Net cash used in investing activities                      --           (4,510)         (8,596)           --          (13,106)

Financing Activities:
Net borrowings (repayments) under revolving
 line of credit and other                                  --           34,278           1,264            --           35,542
Distributions to minority interests                        --              --             (322)           --             (322)
                                                 ----------------------------------------------------------------------------
Net cash provided by (used in) financing
 activities                                                --           34,278             942            --           35,220
Effect of exchange rate changes on cash                    --              --           (1,151)           --           (1,151)
Cash flows of discontinued operations                      --           (4,168)            878            --           (3,290)
                                                 ----------------------------------------------------------------------------
Net increase (decrease) in
 cash and cash equivalents                                 --             (729)          8,466            --            7,737
Cash and cash equivalents
 at beginning of year                                      --              646          13,963            --           14,609
                                                 ----------------------------------------------------------------------------
Cash and cash equivalents at end of year         $         --     $        (83)   $     22,429   $        --     $     22,346
                                                 ============================================================================

_________________
(a) Elimination of equity in earnings of subsidiary.
(b) Recording of preferred dividend requirement of subsidiary.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                             Condensed Consolidating Statement of Operations
                                                                    For the Year Ended July 31, 2000
                                              ------------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors     Subsidiaries   Eliminations       Consolidated
                                              ------------------------------------------------------------------------------
Net sales                                      $       --     $  1,087,187    $   330,429     $  (384,762)/(a)/   $1,032,854
Cost of goods sold                                     --          919,607        278,565        (384,762)/(a)/      813,410
                                              ------------------------------------------------------------------------------
Gross profit                                           --          167,580         51,864             --             219,444
Selling, general and administrative expenses        13,922          66,822         21,320             --             102,064
Amortization of goodwill and intangibles               108           5,033            676             --               5,817
Restructuring charges                                  --           30,133          1,233             --              31,366
                                              ------------------------------------------------------------------------------
Operating (loss) income                            (14,030)         65,592         28,635             --              80,197
Interest expense                                   (30,259)        (14,502)        (1,825)            --             (46,586)
Non-recurring merger/tender offer expenses             --              --             --              --                 --
Other non-operating income                             --              --             129             --                 129
                                              ------------------------------------------------------------------------------
Income (loss) from continuing operations
 before income tax (benefit), minority
 interest in income of subsidiaries, loss
 from unconsolidated joint ventures
 and equity in earnings of subsidiaries            (44,289)         51,090         26,939             --              33,740
Income tax expense (benefit)                       (13,966)         20,793          5,660             --              12,487
Minority interest in income of subsidiaries            --           (3,243)        (3,499)            --              (6,742)
Loss from unconsolidated joint ventures                --              --            (352)            --                (352)
Equity in earnings of subsidiaries                  42,741             --             --          (42,741)/(b)/          --
                                              ------------------------------------------------------------------------------
Income from continuing operations                   12,418          27,054         17,428         (42,741)            14,159
Discontinued operations:
   Loss from discontinued operations
    (including estimated loss on
    disposal of $33.5 million in the
    second quarter of 2002)                            --            1,076         (3,845)             --             (2,769)
   Income tax expense (benefit)                        --              392         (1,420)             --             (1,028)
                                              ------------------------------------------------------------------------------
   Net loss from discontinued operations               --              684         (2,425)             --             (1,741)
                                              ------------------------------------------------------------------------------
Net income                                     $    12,418    $     27,738    $    15,003     $   (42,741)        $   12,418
                                              ==============================================================================

---------------
(a) Elimination of intercompany sales and cost of sales.
(b) Elimination of equity in net income (loss) from consolidated subsidiaries.

                 DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

                                                             Condensed Consolidating Statement of Cash Flows
                                                                    For the Year Ended July 31, 2000
                                              -------------------------------------------------------------------------------
                                               Delco Remy
                                              International                       Non-
                                              Inc. (Parent     Subsidiary       Guarantor
                                              Company Only)    Guarantors     Subsidiaries    Eliminations       Consolidated
                                              -------------------------------------------------------------------------------
Operating Activities:
Net income (loss)                              $    12,418    $     27,738    $     15,003    $    (42,741)/(a)/ $     12,418
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
Loss from discontinued operations                      --             (684)          2,425             --               1,741
Depreciation                                           --           18,458           6,540             --              24,998
Amortization                                           108           5,033             676             --               5,817
Minority interest in income of subsidiaries            --            3,243           3,499             --               6,742
Loss from unconsolidated joint ventures                --              --              352             --                 352
Equity (loss) in earnings of subsidiaries          (42,741)            --              --           42,741/(a)/           --
Deferred income taxes                                4,640               1            (866)            --               3,775
Post-retirement benefits other than pensions           --              589             --              --                 589
Accrued pension benefits                               --           (2,057)            624             --              (1,433)
Non-cash interest expense                            1,092             671             --              --               1,763
Changes in operating assets and liabilities,
 net of acquisitions:
Accounts receivable                                    --            1,125           1,258             --               2,383
Inventories                                            --          (10,624)         (3,626)            --             (14,250)
Accounts payable                                       620           8,828           2,203             --              11,651
Intercompany accounts                               75,521         (76,633)          1,112             --                 --
Other current assets and liabilities                 3,561         (13,705)         (4,316)            --             (14,460)
Restructuring charges                                  --           30,133           1,233             --              31,366
Cash payments for restructuring charges                --           (8,230)           (670)            --              (8,900)
Other non-current assets and liabilities, net        8,105         (20,044)         11,865             --                 (74)
                                              -------------------------------------------------------------------------------
Net cash provided by (used in) operating
 activities of continuing operations                63,324         (36,158)         37,312             --              64,478

Investing Activities:
Acquisitions, net of cash acquired                 (63,324)             30           1,133             --             (62,161)
Purchases of property and equipment                    --          (13,930)        (20,014)            --             (33,944)
Investments in joint ventures                          --              --           (1,179)            --              (1,179)
                                              -------------------------------------------------------------------------------
Net cash used in investing activities
 of continuing operations                          (63,324)        (13,900)        (20,060)            --             (97,284)

Financing Activities:
Net borrowing (repayments) under revolving
 line of credit and other                              --           48,058          (7,790)            --              40,268
Distributions to minority interests                    --              --           (1,200)            --              (1,200)
                                              -------------------------------------------------------------------------------
Net cash provided by (used in) financing
 activities of continuing operations                   --           48,058          (8,990)            --              39,068
Effect of exchange rate changes on cash                --              --             (637)            --                (637)
Cash flows of discontinued operations                  --            2,690          (8,408)            --              (5,718)
                                              -------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                      --              690            (783)            --                 (93)
Cash and cash equivalents
 at beginning of year                                  --              (44)         14,746             --              14,702
                                              -------------------------------------------------------------------------------
Cash and cash equivalents at end of year       $       --     $        646    $     13,963     $       --        $     14,609
                                              ===============================================================================

-----------------
(a) Elimination of equity in earnings of subsidiary.
(b) Recording of preferred dividend requirement subsidiary.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

RESTATED

Quarter Ended:                                          3/31/02       6/30/02       9/30/02       12/31/02      Total Year
                                                       ---------------------------------------------------------------------
Net sales                                              $ 258,651     $ 282,482      $ 268,453     $ 259,766     $  1,069,352
Gross profit                                              49,619        49,031         45,601        34,840          179,091
Income (loss) from continuing operations
 before extraordinary items and cumulative
 effect of change in accounting principle                  4,139         3,016            942        (7,518)             579
Net loss                                                 (73,275)      (27,584)       (14,547)      (17,130)        (132,536)

Loss from discontinued operations                         (3,238)       (6,558)       (11,950)       (7,837)         (29,583)
Loss on disposal of discontinued operation                    --       (22,933)        (3,539)       (1,776)         (28,248)
Extraordinary items                                           --        (1,108)            --            --           (1,108)
Cumulative effect of change in accounting principle      (74,176)           --             --            --          (74,176)

As Initially Reported:                                  3/31/02        6/30/02
                                                       -----------------------
Net sales                                              $ 263,804     $ 282,482
Gross profit                                              47,172        49,031
Income (loss) from continuing operations
 before extraordinary items and cumulative
 effect of change in accounting principle                    902         3,016
Net loss                                                     902       (34,585)

Loss from discontiued operations                              --        (6,558)
Loss on disposal of discontinued operations                   --       (29,935)

     The Company restated the income statement for the first quarter of 2002 for the classification of the Company's gas engine business as a discontinued operation effective in the second quarter and to record the $74,176 charge relative to the adoption of SFAS 142. The second quarter of 2002 was restated to reclassify the write-down of goodwill initially included in the loss on the disposal of the gas engine business to the SFAS 142 charge recorded in the first quarter.

Quarter Ended:                                          3/31/01       6/30/01        9/30/01       12/31/01      Total Year
                                                       ---------------------------------------------------------------------
Net sales                                              $ 245,640     $ 255,557      $ 259,166     $ 246,789     $  1,007,152
Gross profit                                              41,133        48,762         47,469        31,325          168,689
Income (loss) from continuing operations
 before extraordinary items                               (4,123)        4,079            305       (48,122)         (47,861)
Net income (loss)                                         (5,830)        3,942         (3,014)      (67,745)         (72,647)

Restructuring and special charges                          2,098         2,184          1,785        59,800           65,867
Loss from discontinued operations                         (1,707)         (835)        (3,319)      (19,623)         (25,484)
Extraordinary items                                           --           698             --            --              698

20. RELATED PARTY TRANSACTIONS

     In 2002 the Company entered into to an advisory agreement with CVC Management LLC (the "Advisor"), an affiliate of Court Square and CVC Equity Partners. Under the terms of the agreement, the Advisor is required to provide executive, management, consulting and support services to the Company and certain of its subsidiaries. The Advisor is entitled to receive an initial advisory fee of $1 million for 2002 and an advisory fee of $1 million for each year thereafter, payable in equal quarterly installments. The advisory agreement continues until December 31, 2006 and is automatically renewed from year to year thereafter unless terminated by either of the parties. The Advisor is also entitled to receive a transaction fee of $2.5 million for services provided in connection with the refinancing of the Company's senior credit facilities in 2002 and may receive additional transaction fees under the advisory agreement in amounts to be agreed upon by the parties for services provided in connection with future financings, acquisitions and divestitures. The Advisor has agreed to defer payment of the initial $3.5 million payable under the agreement until June 27, 2003.

21. SUBSEQUENT EVENTS

     (a) Anderson Plant Closures On January 7, 2003, the Company announced that it will close its Delco Remy America starter and alternator manufacturing operations in Anderson, Indiana during the first quarter of 2003. Production at these plants will be absorbed by other Company plants globally. The wind down of the Anderson manufacturing operations will affect approximately 350 hourly UAW represented employees and approximately 50 salaried employees currently supporting these plants.

     (b) Divestiture of Non-Core Businesses On March 7, 2003 and on March 19, 2003 the Company successfully completed the sale of two non-core businesses that were engaged in the manufacturing of traction control devices and components for the air-conditioning industry. The net proceeds of the sales were approximately $29,000. These non-core businesses will be treated as discontinued operations beginning in the first quarter of 2003. The sale of these non-core businesses is not expected to have a material effect on the Company's results of operations.

     (c) NABCO Plant Closure On March 18, 2003, the Company announced it would close, by year-end, its electrical remanufacturing business, NABCO, located in Reed City, Michigan. The wind down of the Reed City remanufacturing operations will affect approximately 200 employees. The NABCO facilities in Kaleva and Marion, Michigan, will continue to remanufacture components for Delphi and other selected customers.

     (d) Acquisition of Hubei Joint Venture In March 2003, the Company substantially completed the acquisition of 51% of Hubei Delphi Automotive Generators Company, Ltd. ("Hubei"), a manufacturer of OE automotive generators based in China. The purchase price was approximately $3.6 million. Completion of the acquisition is subject to receiving final approval of the Chinese government. This acquisition will be accounted for as a purchase and the results of Hubei will be included in the Company's financial statements as of the acquisition date.

ITEM 9     DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the independent accountants.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Harold K. Sperlich, Chairman of the Board of Directors. Mr. Sperlich has been Chairman of the Board of Directors since the Company's inception in 1994. Since retiring from Chrysler Corporation in 1988, having served as its President, Mr. Sperlich has served as a consultant to the automotive industry. Before joining Chrysler in 1977, Mr. Sperlich held several senior administrative and operating posts with Ford Motor Company. Age: 73

     Thomas J. Snyder, President, Chief Executive Officer and Director. Mr. Snyder was elected Chief Executive Officer effective January 1, 2000. He was elected President, Chief Operating Officer and Director when the Company was founded in 1994. From 1973 to 1994, he held a variety of managerial and executive positions with the Delco Remy Division of GM. He is a member of the Board of the Indiana Chamber of Commerce and of Saint John's Health Systems. He is a member of the Board of Visitors of Hudson Institute and of Indiana University's Kelley School of Business in Indianapolis. Age: 58

     E.H. Billig, Vice Chairman of the Board of Directors. Mr. Billig has been Vice Chairman of the Board of Directors since the Company's inception in 1994. Mr. Billig has been Chairman of the Board of MSX International, Inc. since 1997, where he was also Chief Executive Officer until January 2000. He was formerly President and Chief Operating Officer of MascoTech, Inc. He is also a director of Titan Wheel International, Inc. Age: 76

     Richard M. Cashin, Jr., Director. Mr. Cashin has been a director since the Company's inception in 1994. Mr. Cashin was President from 1994 to April 2000 and a Managing Director for more than five years of Citicorp Venture Capital Ltd., ("CVC"). From April 2000 to April 2001, he was a partner of Cashin Capital Partners, a private equity investment firm. Since April 2001, he has been the Chairman of One Equity Partners, the private equity arm of Bank One. In addition, Mr. Cashin serves as a director of Fairchild Semiconductor Corporation and Titan Wheel International, Inc. Age: 49

     Alexander P. Coleman, Director. Mr. Coleman has been a director since 2001. Mr. Coleman is a Managing Investment Partner of Dresdner Kleinwort Benson Private Equity LLC, Dresdner Bank A.G.'s U.S. private equity arm, and a Managing Director of Dresdner Kleinwort Wasserstein. Mr. Coleman joined Dresdner Kleinwort Benson in January 1996. Mr. Coleman is a director of KMC Telecom, Inc. and Gardenburger, Inc. Age: 36

     Michael A. Delaney, Director. Mr. Delaney has been a director since the Company's inception in 1994. Mr. Delaney has been a Managing Director of CVC since 1995 and a Vice President for the past six years. Mr. Delaney is Vice President and Managing Director of Court Square. He is also a director of JAC Holdings, Inc., MSX International, Inc., Great Lakes Dredge and Dock Corporation, ChipPac Inc. and Erico Corporation. Age: 48

     James R. Gerrity, Director. Mr. Gerrity has been a director since the Company's inception in 1994. From 1986 to 1993, Mr. Gerrity was President and a director of Dyneer Corporation. Mr. Gerrity currently is a director of Wescor Graphics, Inc., Ballantrae Corporation, Inc., Palomar Technologies, Inc. and Flender AG. Age: 61

     Robert J. Schultz, Director. Mr. Schultz became a director in 1997. Mr. Schultz retired as Vice Chairman and a member of the Board of Directors of GM in 1993. Mr. Schultz joined GM in 1955 and served as General Manger of GM's Delco Electronics Division and Group Executive of Chevrolet-Pontiac-GM of Canada. Mr. Schultz is also Chairman of the Board of Advanced Electron Beams, Inc., a director of MCT Corporation, and was Chairman of the Board of OEA, Inc. until its sale earlier last year. He is also a member of the Board of Trustees of California Institute of Technology. Age: 72

     Joseph M. Silvestri, Director. Mr. Silvestri has been a director since 2001. Mr. Silvestri has been a Vice President of CVC since 1990. Mr. Silvestri is also Vice President of Court Square. Moreover, Mr. Silvestri is also a director of Triumph Group, Euramax International, and MacDermid. Age: 41

     Rajesh K. Shah, Executive Vice President, Chief Financial Officer. Mr. Shah has been the Chief Financial Officer of the Company since March 2002. Prior to joining the Company, Mr. Shah was the Chief Financial Officer and Executive Vice President of Finance for Collins & Aikman Corp. since 1999, and prior to that he served as Vice President of Finance for United Technologies Automotive Division since 1994. Age: 51

     Roderick English, Senior Vice President, Human Resources and Communications. Mr. English has been Senior Vice President of Human Resources and Communications since November 1997. Prior to that Mr. English had been Senior Vice President of Human Resources and Communications at Delco Remy America since the Company's inception in 1994. Mr. English joined the Delco Remy Division of GM in 1976 and became Plant Manager of plant 17 in 1992. Prior to that, Mr. English served as Divisional Manager of Labor Relations since 1989.
Age: 51

     Richard L. Keister, President, Aftermarket. Mr. Keister has been President of Aftermarket since October 2001. Prior to that, Mr. Keister was President of the Electrical Aftermarket Division since 1997. Prior to 1997, he was President of World Wide Automotive, which was founded by Mr. Keister in 1976 and acquired by the Company in 1997. Age: 57

     David E. Stoll, Vice President, Treasurer and Secretary. Mr. Stoll was Vice President, Controller and Secretary since the Company's inception in 1994. During fiscal year 2000, he was elected to the position of treasurer. Prior to joining the Company, he was Vice President of Finance and Administration of Dyneer Corporation since 1987 and, prior to that, served as Corporate Controller since 1973. Age: 60

     Allen R. Wilkie, Vice President and Operations Controller. Mr. Wilkie has been Vice President and Operations Controller since June 2000 and Operations Controller since March 1996. Prior to that, Mr. Wilkie served as Vice President, Controller of Ameron International, Inc. from March 1994 through March 1996.
Age: 52

     Patrick C. Mobouck, Vice President-Managing Director, Europe. Mr. Mobouck has been Vice President-Managing Director, Europe since July 1997. He has also been Chairman of Autovill since August 1997. Before joining the Company, Mr. Mobouck was with Monroe Auto Equipment since 1987, most recently as Managing Director-Europe, Middle East and Africa. Age: 48

     Richard L. Stanley, President, Delco Remy America. Mr. Stanley has been President of Delco Remy America since November 1998. Prior to that, Mr. Stanley had been Senior Vice President, Automotive Systems since the Company's inception in 1994. Mr. Stanley joined the Delco Remy Division of GM in 1978, serving most recently as Director of Customer Programs since 1992 and as European Chief Engineer since 1988. Age 46


ITEM 11  EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth, for the years ending December 31, 2002 and 2001, the five-month transition period ending December 31, 2000 and the year ending July 31, 2000, the information regarding the cash compensation paid by the Company, as well as other compensation paid or accrued for that period, to each of the executive officers of the Company named below, in all capacities in which they served.

                           Summary Compensation Table

                                                                                     Long Term
                                                                                  Compensation/(1)/
                                                               Annual            -------------------
                                                            Compensation            Securities
                                                    ----------------------------
                                                                                    Underlying            All Other
Name and Principal Position           Year           Salary($)         Bonus($)     Options(#)         Compensation($)
----------------------------------------------------------------------------------------------------------------------
                                                       (dollars in thousands)
Thomas J. Snyder                      2002             481.2             97.9             --                20.7/(3)/
 President and Chief                  2001             425.0            268.3             --                21.2/(3)/
 Executive Officer                    2000/(2)/        158.3            244.7         52,100                 5.5/(3)/
                                      2000             350.0            387.3          7,000                17.3/(3)/

Rajesh K. Shah                        2002             336.4            231.3             --                 1.8/(4)/
 Executive Vice President and         2001                --               --             --                  --
 Chief Financial Officer              2000/(2)/           --               --             --                  --
                                      2000                --               --             --                  --

Richard L. Keister                    2002             291.5             34.2             --                 8.2/(5)/
 President, Aftermarket               2001             260.0            182.0             --                10.0/(5)/
                                      2000/(2)/        101.6             97.3             --                 2.1/(5)/
                                      2000             230.3             99.5          3,500                 8.6/(5)/

Richard L. Stanley                    2002             306.2             34.2             --                10.3/(6)/
 President, Delco Remy                2001             291.5            110.5             --                10.2/(6)/
 America                              2000/(2)/        117.3            143.4         17,550                 1.2/(6)/
                                      2000             275.0            218.6          5,000                11.2/(6)/

Roderick English                      2002             271.7             30.8             --                11.4/(7)/
 Senior Vice President,               2001             262.5             99.6             --                10.4/(7)/
 Human Resources and                  2000/(2)/        105.0            106.6         12,500                 1.7/(7)/
 Communications                       2000             237.7            161.8          5,000                 9.9/(7)/

    (1) All options held by the executive officers and directors listed in this table were subsequently cancelled on March 14, 2001. See the Section below entitled "Stock Options" for more information.

    (2) For the five-month transition period ending December 31, 2000.

    (3) Includes the following: (i) $8,500, $9,437 and $7,778 in matching contributions under the Company's 401(k) Plan in fiscal years 2002, 2001 and 2000, respectively; and (ii) $12,166, $11,785, $5,512 and $9,542 in
        premiums paid under a life insurance policy in fiscal years 2002 and 2001, the five-month transition period ending December 31, 2000 and the fiscal year 2000, respectively.

    (4) Includes the following: (i) $1,840 in premiums paid under a life insurance policy in fiscal year 2002.

    (5) Includes the following: (i) $6,364, $4,658 and $3,615 in matching contributions under the Company's 401(k) Plan in fiscal years 2002, 2001 and 2000, respectively; (ii) $1,834, $1,995, $523 and $1,203 in premiums paid under a life insurance policy in fiscal years 2002 and 2001, the five-month period ending December 31, 2000 and fiscal year 2000, respectively; and (iii) $3,517, $1,315 and $3,157 in premiums paid under a disability insurance policy in fiscal year 2001, the five-month period ending December 31, 2000 and fiscal year 2000, respectively.

    (6) Includes the following: (i) $8,000, $8,429 and $9,216 in matching contributions under the Company's 401(k) Plan in fiscal years 2002, 2001 and 2000, respectively; and (ii) $2,262, $1,177, $1,178 and $1,958 in premiums paid under a life insurance policy in fiscal years 2002 and 2001, the five-month transition period ending December 31, 2000 and fiscal year 2000, respectively.

    (7) Includes the following: (i) $7,685, $7,027 and $7,007 in matching contributions under the Company's 401(k) Plan in fiscal years 2002, 2001 and 2000, respectively; and (ii) $3,752, $3,371, $1,654 and $2,925 in premiums paid under a life insurance policy in fiscal years 2002 and 2001, the five-month period ending December 31, 2000 and the fiscal year 2000, respectively.

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

Retirement Plans

     Delco Remy America, Inc., a wholly owned subsidiary of the Company, established the Delco Remy America Salaried Retirement Plan (the "Retirement Plan") primarily to provide eligible salaried employees with a monthly pension benefit after retirement for life. As of December 31, 2002, the named executive officers of the Company have been credited with the following amounts of service under the Retirement Plan: Thomas J. Snyder - 40.4 years; and Richard L. Stanley
- 24.8 years.

Change of Control Agreements

     The Company executed change of control agreements with the following executive officers: Mr. Snyder, Mr. Shah, Mr. Stanley, Mr. English and Mr. Mobouck. These agreements entitle each of the eligible executive officers to receive payments and benefits upon the occurrence of a change of control of the Company followed by termination of the executive's employment within the two years immediately following the change of control under specified circumstances. In case of Mr. Snyder, the total payment will be equal to $2.7 million, and he will be entitled to receive continuation of medical, dental and life insurance benefits until his sixty-fifth birthday. Each eligible executive officer other than Mr. Snyder will receive a payment of $1.0 million (or if the termination occurs after the first two years following execution of the change of control agreements, his or her average compensation in the three full calendar years immediately preceding the termination of employment) and continuation of medical, dental and life insurance benefits for a period of one year after the termination of employment with the Company.

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

     Upon the occurrence of any of these events other than death of an employee, the employee has an option to tender an amount equal to the amount of the premiums paid by the Company under the agreements, and upon receipt of the repayment the Company will release the assignment of the Policy by the employee. Messrs. Snyder, English and Stanley are parties to the agreements.

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

Employment Agreement

     The Company entered into an employment agreement with Mr. Snyder which provides for his employment until July 2003. Mr. Snyder's agreement automatically extended through July 2003 and will continue to automatically extend for successive additional 12-month periods after July 2003 until notice by either the Company or Mr. Snyder. Mr. Snyder receives an annual base salary of $481,200, subject to merit increases as determined by the Board of Directors, plus annual performance bonuses as determined by the Board of Directors. The agreement provides that Mr. Snyder may not engage in any business competitive with the Company while employed by the Company and for a period of one year thereafter.

Separation Agreement

     The Company executed a separation agreement with Mr. Shah. If the Company terminates Mr. Shah's employment other than for cause or Mr. Shah terminates his employment for good reason, Mr. Shah is entitled to receive from the Company his accrued salary to the date of termination, his accrued pro-rata bonus to the date of termination, reimbursement for relocation expenses, twelve months of executive outplacement services, and, for eighteen months after the date of termination, his base salary at the date of termination, a bonus equal to 60% of his salary at the date of termination, and continued medical, dental and vision benefits.

Director Compensation

     Mr. Sperlich received $335,067 in directors fees during 2002 for services related to special projects (in connection with acquisitions and strategic alliances) undertaken by him at the direction of the Board of Directors in their capacity as Directors.

     Mr. Gerrity received $233,867 in directors fees during 2002 for services related to special projects (in connection with acquisitions and strategic alliances) undertaken by him at the direction of the Board of Directors in their capacity as Directors.

     During 2002, Mr. Billig, Mr. Cashin, and Mr. Schultz each received an annual fee of $40,000, and Mr. Billig, Mr. Cashin and Mr. Schultz each received a fee of $1,200 for each Board of Directors meeting attended and $1,000 for each meeting of a committee of the Board of Directors attended.


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

     The Amended and Restated Certificate of Incorporation provides that the Company may issue 3,500,000 shares of preferred stock, all of which has been designated as 12% Series A Cumulative Compounding Preferred Stock. Since September 15, 2001, the preferred stock has been entitled to semi-annual dividends each September 15th and March 15th, which accrue at a rate of 12%. As of the date hereof, 2,237,257.23 shares of the Company's preferred stock were outstanding. The vote of a majority of the outstanding shares of the preferred stock is required to authorize or issue any other class or series of stock entitled to any preferences prior to the preferred stock or to amend the Amended and Restated Certificate of Incorporation if the amendment would adversely affect the rights and preferences of the holders of the preferred stock. Except as described in the immediately preceding sentence or as otherwise required by law, the preferred stock is not entitled to vote.

     The Amended and Restated Certificate of Incorporation provides that the Company may issue 12,001,000 shares of common stock, divided into three classes consisting of one thousand shares of Class A Common Stock, 6 million shares of Class B Common Stock, and 6 million shares of Class C Common Stock. As of the date hereof, 1,000 shares of Class A Common Stock, 2,485,337.49 shares of Class B Common Stock and 16,687 shares of Class C Common Stock were issued and outstanding.

     The following table sets forth as of March 15, 2003 the number and percentage of shares of each class of common stock and preferred stock beneficially owned by (i) each person or group that is known to the Company to be the beneficial owner of more than 5% of each class of Capital stock, (ii) each director and named executive officer of the Company and (iii) all directors and executive officers of the Company as a group.

                                                               Number and Percent of Shares
                              --------------------------------------------------------------------------------------------------
                                       Preferred Stock       Class A Stock /(1)/       Class B Stock /(1)/     Class C Stock /(1)/
Name of Beneficial Owner             Number      Percent      Number   Percent        Number      Percent      Number     Percent
--------------------------------------------------------------------------------------------------------------------------------
Citicorp Venture Capital /(2)/
 Equity Partners, L.P.
 399 Park Avenue
 New York, New York 10043         1,620,406.51   72.43%          --       --               --         --      16,687.00      100%

Harney Investment Trust
 c/o Berkshire Hathaway Inc.
 1440 Kiewit Plaza
 Omaha, Nebraska 68131              460,404.96   20.58%          --       --       498,098.94      20.04%            --       --

Court Square Capital Limited /(3)/
 399 Park Avenue
 New York, New York 10043                   --      --        1,000      100%              --         --             --       --

Harold K. Sperlich                          --      --           --       --               --         --             --       --

Thomas J. Snyder /(4)/                9,174.56    0.41%          --       --        51,425.69       2.07%            --       --

Rajesh K. Shah                              --      --           --       --               --         --             --       --

Roderick English                      2,618.84    0.12%          --       --        14,833.25       0.60%            --       --

Richard L. Keister                          --      --           --       --               --         --             --       --

Patrick C. Mobouck                      327.36    0.01%          --       --        13,354.16       0.54%            --       --

Richard Stanley                       5,728.72    0.26%          --       --        19,697.73       0.79%            --       --

E.H. Billig                                 --      --           --       --               --         --             --       --

Richard M. Cashin, Jr.                8,614.61    0.39%          --       --         9,319.90       0.37%            --       --

Alexander P. Coleman                        --      --           --       --               --         --             --       --

Michael A. Delaney                          --      --           --       --               --         --             --       --

James R. Gerrity /(5)/                4,307.30    0.19%          --       --         4,659.94       0.19%            --       --

Robert J. Schultz                           --      --           --       --               --         --             --       --

Joseph M. Silvestri                         --      --           --       --               --         --             --       --

All directors and executive
 officers as a group (13 persons)    35,535.26    1.59%          --       --       121,044.58       4.87%            --       --

    --------------
    (1) The original holders of the voting Class A Common Stock are entitled to a number of votes equal to 51% of the total number of votes entitled to be cast by the holders collectively owning all of the Class A Common Stock and the Class B Common Stock. The holders of Class B Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Except as required by law, the holders of Class C Common Stock have no voting rights. The Class A Common is convertible into an equal number of shares of Class B Common Stock, the Class B Common Stock is convertible into an equal number of shares of Class C Common Stock and the Class C Common Stock is convertible into an equal number of shares of Class B Common Stock.

    (2) Citicorp Venture Capital Equity Partners, L.P. ("CVC Equity Partners") is a Delaware limited partnership managed by CVC Management LLC, a Delaware limited liability company. Citicorp Partners LLC, a Delaware limited liability company ("Citicorp Partners"), is the general manager of CVC Equity Partners. Citicorp Partners is owned 35% by Citigroup Venture Capital GP Holdings Ltd., a Delaware limited partnership ("CVC GP"), and 65% by certain investment professionals employed by Citigroup Inc., a Delaware corporation ("Citigroup"). Court Square owns all of the outstanding equity interests of CVC GP.

    (3) Court Square is a Delaware corporation principally engaged in the business of making leveraged acquisitions. Court Square is owned by Citicorp Banking Corporation, a Delaware corporation ("Citicorp Banking"). Citicorp, a Delaware corporation, owns all of the outstanding capital stock of Citicorp Banking. Citigroup Holdings Company, a Delaware corporation, owns all of the outstanding common stock of Citicorp. Citigroup owns all the outstanding common stock of Citigroup Holdings Company.

    (4) Includes 1,292.19 shares of preferred stock and 14,397.98 shares of Class B Common Stock held by Daisy Farm Limited Partnership of which Mr. Snyder is the general partner.

    (5) Includes 4,194 shares of Class B Common Stock and 3,876.57 shares of preferred stock and 466 shares of Class B Common Stock and 430.73 shares of preferred stock held by The James R. Gerrity Living Trust and The Susan Gerrity Living Trust, respectively.

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

     According to the Securities Holders Agreement, so long as Court Square and its permitted transferees owns at least 5% of the common stock outstanding, Court Square has the right to designate observers to attend meetings of the Board of Directors of the Company. The Securities Holders Agreement contains provisions which, with certain exceptions, restrict the ability of the Company's stockholders to transfer any of the common stock or preferred stock. If holders of at least 50% of the Company's common stock approve the sale of the Company, each Company stockholder has agreed to consent to the sale and, if the sale includes the sale of stock, each Company stockholder has agreed to sell all of such stockholder's common stock on the terms and conditions approved by holders of a majority of the common stock then outstanding. Subject to some limitations, certain of the Company's shareholders may not sell any of their shares of common stock without offering the other Company stockholders a pro rata opportunity to participate in such sale.

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

     The Company's stockholders also entered into a Preferred Stockholders Agreement (the "Preferred Stockholders Agreement") containing certain additional agreements among the Company's stockholders regarding the Company's preferred stock. Subject to some limitations, certain of the Company's shareholders may not sell any of their shares of preferred stock without offering the Company's stockholders a pro rata opportunity to participate in such sale. If holders of at least 50% of the common stock approve the sale of the Company, each Company stockholder has agreed to consent to the sale and, if the sale includes the sale of stock, each Company stockholder has agreed to sell all of such Company stockholder's preferred stock on the terms and conditions approved by holders of a majority of the Company's common stock then outstanding. The Preferred Stockholders Agreement is attached hereto as Exhibit 10.21 and the terms of the Preferred Stockholders Agreement are incorporated herein by reference.

     In connection with the foregoing, the Company and the Company's stockholders also entered into a Registration Rights Agreement. According to the Registration Rights Agreement, upon the written request of Court Square, or certain of its permitted transferees, the Company will prepare and file a registration statement with the Securities and Exchange Commission concerning the distribution of all or part of the shares held by such party and use its best efforts to cause such registration statement to become effective. If at any time the Company files a registration statement for common stock pursuant to a request by Court Square or otherwise, the Company will allow the other parties to the Registration Rights Agreement to have their shares of common stock (or a portion of their shares under certain circumstances) included in the registered offering of the common stock. The Company is not bound by this requirement if it is filing a registration statement on Form S-8, Form S-4 or any similar form, a registration statement filed in connection with a share exchange or an offering solely to the Company's employees or existing stockholders, or a registration statement registering a unit offering. The Company will pay the registration expenses of the selling stockholders (other than underwriting commissions, brokerage fees and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder). The Registration Rights Agreement is attached hereto as Exhibit 10.9 and the terms of the Registration Rights Agreement are incorporated herein by reference.

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

     In 2002 the Company entered into to an advisory agreement with CVC Management LLC (the "Advisor"), an affiliate of Court Square and CVC Equity Partners. Under the terms of the agreement, the Advisor is required to provide executive, management, consulting and support services to the Company and certain of its subsidiaries. The Advisor is entitled to receive an initial advisory fee of $1 million for 2002 and an advisory fee of $1 million for each year thereafter, payable in equal quarterly installments. The advisory agreement continues until December 31, 2006 and is automatically renewed from year to year thereafter unless terminated by either of the parties. The Advisor is also entitled to receive a transaction fee of $2.5 million for services provided in connection with the refinancing of the Company's senior credit facilities in 2002 and may receive additional transaction fees under the advisory agreement in amounts to be agreed upon by the parties for services provided in connection with future financings, acquisitions and divestitures The Advisor has agreed to defer payment of the initial $3.5 million payable under the agreement until June 27, 2003.

ITEM 14   CONTROLS AND PROCEDURES

(a) Within 90 days prior to the date of the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective in timely alerting it to material information required to be included in the Company's periodic SEC reports.

(b) In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

     3.   Exhibits

          The following exhibits have been filed as part of this report in response to Item 14(c) of Form 10-K:

     (1) 2.1 Agreement and Plan of Merger dated as of February 7, 2001 by and among Court Square, DRI Acquisition LLC and the Company

     (2)  2.2  Amendment No. 1 to Agreement and Plan of Merger

     (2)  3.1  Amended and Restated Certificate of Incorporation

     (2)  3.2  By-laws of the Company

     (6) 4.1 Indenture, dated as of August 1, 1996, among the Company, certain of the Company's subsidiaries signatories thereto and National City Bank of Indiana, as trustee

     (7) 4.2 Indenture governing 8 5/8% Senior Notes Due 2007 among the Company, the Subsidiary Guarantors and United States Trust Company of New York, as trustee, dated December 22, 1997

     (13) 4.3 Indenture governing 11% Senior Subordinated Notes Due 2009 among the Company, the Subsidiary Guarantors and First Union National Bank, as trustee, dated April 26, 2001.

     (6)* 10.1 Light Duty Starter Motor Supply Agreement, dated July 31, 1994, by and between Delco Remy America, Inc. ("DRA") and GM.

     (6) 10.2 Heavy Duty Component Supply Agreement, dated July 31, 1994, by and between DRA and GM

     (6) 10.3 Distribution and Supply Agreement, dated July 31, 1994, by and between DRA and GM

     (3) 10.4 Trademark License, dated July 31, 1994, by and among DRA, DR International, Inc. and GM

     (3) 10.5 Tradename License Agreement, dated July 31, 1994, by and among DRA, DR International, Inc. and GM

     (3) 10.6 Partnership Agreement of Delco Remy Mexico S. de R.L. de C.V., dated April 17, 1997

     (4)  10.7  Joint Venture Agreement by and between Remy Korea Holdings, Inc.
                and S.C. Kim

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

     (5)  10.10 Employment Agreement, dated July 31, 1994, by and between Delco
                Remy International, Inc. and Thomas J. Snyder

     (16) 10.11 Loan and Security Agreement by and among Delco Remy
                International, Inc. and certain Subsidiaries of Delco Remy International, Inc. named therein as Borrowers, Congress Financial Corporation (Central), as Administrative Agent and US Collateral Agent, Wachovia Bank, National Association as Documentation Agent and the Financial Institutions named therein dated June 28, 2002.

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

     (2)  10.22 Stock Purchase Warrant dated March 14, 2001 issued by the
                Company to World Equity Partners, L.P.

     (9)  10.23 Letter Agreement by and between the Company and Thomas J.
                Snyder, dated as of February 6, 2001

     (10) 10.24 Form of Letter Agreement by and between the Company and each of
                J. Timothy Gargaro, Joseph P. Felicelli, Richard L. Stanley, Susan E. Goldy, Roderick English and Patrick Mobouck, each dated as of February 6, 2001

     (11) 10.25 Amendment Number Two to the Delco Remy International, Inc.
                Supplemental Executive Retirement Plan, dated as of February 6, 2001

     (12) 10.26 Form of Amendment Number Two to the Collateral Assignment Split-
                Dollar Insurance Agreement by and between the Company and each of Thomas J. Snyder, J. Timothy Gargaro, Joseph P. Felicelli, Richard L. Stanley, Susan E. Goldy and Roderick English

     (14) 10.27 Amendment No. 1 to the Securities Transfer, Recapitalization and
                Holders Agreement, dated June 27, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein and Berkshire Hathaway Inc.

     (14) 10.28 Amendment No. 1 to the Registration Rights Agreement, dated June
                27, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein and Berkshire Hathaway Inc.

     (14) 10.29 Amendment No. 1 to the Preferred Stockholders Agreement, dated
                June 27, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein and Berkshire Hathaway Inc.

     (15) 10.30 Amendment No. 2 to the Securities Transfer, Recapitalization and
                Holders Agreement, dated November 29, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein, Berkshire Hathaway Inc. and Dresdner Kleinwort Capital Partners 2001 LP

     (15) 10.31 Amendment No. 2 to the Registration Rights Agreement, dated
                November 29, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein, Berkshire Hathaway Inc. and Dresdner Kleinwort Capital Partners 2001 LP

     (15) 10.32 Amendment No. 2 to the Preferred Stockholders Agreement, dated
                November 29, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein, Berkshire Hathaway Inc. and Dresdner Kleinwort Capital Partners 2001 LP

          10.33 Letter Agreement dated March 18, 2002 by and between the Company and Rajesh K. Shah

          10.34 Separation Agreement and Release dated March 18, 2002 by and between the Company and Rajesh K. Shah

          10.35 Advisory Agreement dated December 10, 2002 by and among the Company, certain of the Company's subsidiaries and CVC Management LLC

          10.36 Side Letter Agreement dated December 10, 2002 by and among the Company, certain of the Company's subsidiaries and CVC Management LLC

     (15) 21    Subsidiaries of the Registrant

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

     (8) Incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the year ended July 31, 1999

     (9) Incorporated by reference to Exhibit (e)(4) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

     (10) Incorporated by reference to Exhibit (e)(5) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

     (11) Incorporated by reference to Exhibit (e)(6) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

     (12) Incorporated by reference to Exhibit (e)(7) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

     (13) Incorporated by reference to the Exhibit of the same number to the Registration Statement on Form S-4 previously filed by the Company on July 20, 2001.

     (14) Incorporated by reference to the Exhibit of the same number to Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company on July 31, 2001

     (15) Incorporated by reference to the Exhibit of the same number to the Company's Form 10-K for the year ended December 31, 2001.

     (16) Incorporated by reference to Exhibit 99.2 to the Company's Form 8-K dated July 3, 2002.

(b)  Reports on Form 8-K:

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DELCO REMY INTERNATIONAL, INC.

                                         By:  /S/ Thomas J. Snyder
                                              -------------------------------
                                              Thomas J. Snyder President,
                                              Chief Executive Officer and
                                              Director

                                              Date: March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


By:  /S/ Harold K. Sperlich              By:  /S/ Thomas J. Snyder
     -----------------------------            ----------------------------------
     Harold K. Sperlich                       Thomas J. Snyder
     Chairman of the Board                    President, Chief Executive Officer
                                              and Director
                                              (Principal Executive Officer)

By:  /S/ Rajesh K. Shah                  By:  /S/ Allen R. Wilkie
     -----------------------------            ----------------------------------
     Rajesh K. Shah                           Allen R. Wilkie
     Executive Vice President and             Vice President and
     Chief Financial Officer                  Operations Controller
     (Principal Financial Officer)            (Principal Accounting Officer)

By:  /S/ E.H. Billig
     -----------------------------
     E.H. Billig
     Vice Chairman of the
     Board of Directors                    Date: March 28, 2003

By:
     -----------------------------
     Richard M. Cashin, Jr.
     Director

By:  /S/ Alexander P. Coleman
     -----------------------------
     Alexander P. Coleman
     Director

By:  /S/ Michael A. Delaney
     -----------------------------
     Michael A. Delaney
     Director

By:  /S/ James R. Gerrity
     -----------------------------
     James R. Gerrity
     Director

By:  /S/ Robert J. Schultz
     -----------------------------
     Robert J. Schultz
     Director

By:  /S/ Joseph M. Silvestri
     -----------------------------
     Joseph M. Silvestri
     Director

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

                                 CERTIFICATIONS

I, Thomas J. Snyder, certify that:

     1. I have reviewed this annual report on Form 10-K of Delco Remy International, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether, or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: March 28, 2003                                /s/ Thomas J. Snyder
                                                         --------------------
                                                         Thomas J. Snyder
                                                         President and
                                                         Chief Executive Officer

                                 CERTIFICATIONS

I, Rajesh K. Shah, certify that:

     1. I have reviewed this annual report on Form 10-K of Delco Remy International, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether, or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: March 28, 2003                       /s/ Rajesh K. Shah
                                                --------------------------------
                                                    Rajesh K. Shah
                                                    Executive Vice President and
                                                    Chief Financial Officer