Form 10-Q
period 2003-03-31
DELCO REMY INTERNATIONAL INC
filed 2003-05-15
CIK 1046859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

COMMISSION FILE NO. 1-13683

DELCO REMY INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-1909253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2902 Enterprise Drive
Anderson, Indiana	46013
(Address of principal executive offices)	(Zip Code)

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

Yes ☒            No ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12B-2).

Yes ☐            No ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

Outstanding as of May 1, 2003
Common Stock—Class A	1,000
Common Stock—Class B	2,485,337.49
Common Stock—Class C	16,687

Delco Remy International, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	March 31 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,946	$12,426
Trade accounts receivable, net	170,286	142,972
Other receivables	12,941	11,594
Inventories	309,636	281,024
Deferred income taxes	14,939	14,423
Assets of discontinued operations	3,321	40,493
Other current assets	15,599	15,317

Total current assets	539,668	518,249

Property and equipment	295,845	290,035
Less accumulated depreciation	(167,312)	(132,995)

Property and equipment, net	128,533	157,040

Deferred financing costs, net	16,420	17,268
Goodwill, net	120,835	118,962
Investments in joint ventures	11,365	11,891
Deferred income taxes	10,078	13,013
Other assets	16,360	16,396

Total assets	$843,259	$852,819

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$158,536	$138,515
Accrued interest	13,678	9,743
Accrued restructuring charges	16,493	5,161
Liabilities of discontinued operations	6,922	17,244
Other liabilities and accrued expenses	81,341	65,482
Current portion of debt	28,751	30,190

Total current liabilities	305,721	266,335

Long-term debt, less current portion	597,566	596,382
Post-retirement benefits other than pensions	17,277	23,553
Accrued pension benefits	16,424	14,427
Accrued restructuring charges	8,319	4,651
Other non-current liabilities	11,453	12,285
Commitments and contingencies
Minority interest in subsidiaries	19,383	17,850
Redeemable preferred stock	281,630	274,074

Stockholders’ equity:
Common stock:
Class A shares	—	—
Class B shares	3	3
Class C shares	—	—
Retained deficit	(397,313)	(340,673)
Accumulated other comprehensive loss	(17,204)	(16,068)

Total stockholders’ deficit	(414,514)	(356,738)

Total liabilities and stockholders’ deficit	$843,259	$852,819

See Notes to Condensed Consolidated Financial Statements

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Month Period Ended March 31
	2003	2002
Net sales	$256,570	$248,738
Cost of goods sold	213,139	205,608

Gross profit	43,431	43,130

Selling, general and administrative expenses	26,446	22,988
Restructuring charges (credits)	45,085	(4,375)

Operating income (loss)	(28,100)	24,517

Interest expense, net	(14,116)	(13,876)
Other non-operating income	224	19

Income (loss) from continuing operations before income taxes, minority interest, loss from unconsolidated joint ventures and cumulative effect of change in accounting principle	(41,992)	10,660

Income tax expense	5,260	3,430
Minority interest	213	(1,803)
Loss from unconsolidated joint ventures	(715)	(1,200)

Net income (loss) from continuing operations before cumulative effect of change in accounting principle	(47,754)	4,227

Discontinued operations:
Loss from discontinued operations (including estimated gain on disposal of $2.4 million in the first quarter of 2003)	(1,330)	(5,448)
Income tax benefit	—	(2,127)

Loss from discontinued operations	(1,330)	(3,321)

Cumulative effect of change in accounting principle, net	—	(74,176)

Net loss	(49,084)	(73,270)

Preferred dividends	7,556	6,759

Net loss attributable to common stockholders	$(56,640)	$(80,029)

See Notes to Condensed Consolidated Financial Statements

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Month Period Ended March 31
	2003	2002
Operating activities:
Net loss	$(49,084)	$(73,270)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	74,176
Loss from discontinued operations	3,747	3,321
Gain on disposal of discontinued operations	(2,417)	—
Depreciation	7,122	6,365
Amortization	358	22
Minority interest in subsidiaries	(213)	1,803
Loss from unconsolidated joint ventures	715	1,200
Deferred income taxes	2,385	2,030
Post-retirement benefits other than pensions	(6,276)	(3,803)
Accrued pension benefits	1,997	780
Non-cash interest expense	1,097	588
Changes in operating assets and liabilities, net of acquisitions and non-cash special charges:
Accounts receivable	(22,719)	(15,276)
Inventories	(27,243)	(2,582)
Accounts payable	17,320	11,751
Other current assets and liabilities	23,509	6,448
Restructuring charges (credits)	45,085	(4,375)
Cash payments for restructuring charges	(7,019)	(6,868)
Other non-current assets and liabilities, net	(5,217)	(674)

Net cash provided by (used in) operating activities of continuing operations	(16,853)	1,636

Investing activities:
Acquisitions, net of cash acquired	(4,837)	(7,324)
Net proceeds on sale of businesses	27,876	—
Purchases of property and equipment	(5,257)	(3,497)
Investments in joint ventures	—	(2,000)

Net cash provided by (used in) investing activities of continuing operations	17,782	(12,821)

Financing activities:
Net borrowings under revolving line of credit and other	205	5,441
Deferred financing costs	—	(1,408)

Net cash provided by financing activities of continuing operations	205	4,033

Effect of exchange rate changes on cash	(62)	(60)

Cash flows of discontinued operations	(552)	(4,360)

Net decrease in cash and cash equivalents	520	(11,572)
Cash and cash equivalents at beginning of period	12,426	22,584

Cash and cash equivalents at end of period	$12,946	$11,012

See Notes to Condensed Consolidated Financial Statements

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands)

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The Company reclassified operating results and cash flows in 2002 to reflect the classification of the Company’s retail aftermarket gas engine business, contract remanufacturing gas engine business, Tractech, Inc. (“Tractech”) and Kraftube, Inc. (“Kraftube”) as discontinued operations. The Company also reclassified the balance sheet at December 31, 2002 to reflect the classification of the Company’s contract remanufacturing gas engine business, Tractech and Kraftube as discontinued operations. For more information on this matter refer to Note 6 and Note 8.

Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Other than as described in Note 5, the Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2002.

2. Additional Balance Sheet Information

The components of inventory were as follows:

	March 31, 2003	December 31, 2002
Raw material	$167,827	$149,854
Work-in-process	42,309	42,675
Finished goods	99,500	88,495

Total	$309,636	$281,024

3. Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive loss consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency instruments and minimum pension liability adjustments. The before tax loss, related income tax benefit and accumulated balance are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Currency Instruments	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2002	$(10,469)	$335	$(5,934)	$(16,068)
Before tax	(1,196)	(398)	—	(1,594)
Income tax effect	(395)	(63)	—	(458)

Other comprehensive loss	(801)	(335)	—	(1,136)

Balance at March 31, 2003	$(11,270)	$—	$(5,934)	$(17,204)

The Company’s total comprehensive loss was as follows:

Three months ended March 31, 2003	$50,220
Three months ended March 31, 2002	75,267

4. Restructuring Charges

In the first quarter of 2003, the Company completed plans for the closure of its starter and alternator manufacturing operations in Anderson, Indiana and electrical aftermarket remanufacturing and distribution facilities in Reed City, Michigan, and the consolidation of its alternator and starter remanufacturing operations in Mississippi. These actions are part of the Company’s ongoing efforts to reduce cost and improve efficiencies. A charge of $45,085 was recorded in the first quarter of 2003 for the estimated cost of the plan in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146. The charge included $12,926 for the estimated cost of various voluntary and involuntary employee separation programs associated with the resulting workforce reductions of approximately 600 employees. A total of $2,061 was paid in the first quarter of 2003 and $9,268, $866 and $731 are expected to be paid in the last nine months of 2003, and in 2004 and 2005, respectively. The charge also included $37,283 for the write down of certain assets and accrual of certain contract termination costs resulting from these actions, $257 of miscellaneous costs, a $1,835 pension plan curtailment charge and is net of curtailment gain of $7,216 relative to the post-employment benefit plan. Additional restructuring charges of between $5,000 and $8,000 associated with these actions are expected to be recorded during the last nine months of 2003. An additional charge of $428 for the write down of assets was recorded, in discontinued operations, in the first quarter of 2003 in connection with the Company’s plans to exit its contract remanufacturing operation for gas engines in Beaumont, Texas (see Note 8).

In 2002, the Company recorded a charge of $2,824 in conjunction with plans for the closure of the manufacturing and administrative functions of its discontinued retail aftermarket gas engine business. The charge, which was reported as a component of the loss from discontinued operations, included $1,053 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 165 production and administrative employees. Payments of $300 and $304 were made in 2002 and first quarter of 2003, respectively, and the remainder of $449 is expected to be paid during the last nine months of 2003. The charge also included $1,771 for the estimated cost of closing facilities.

In 2001, the Company recorded a charge of $39,349 in conjunction with plans for the closure and realignment of certain manufacturing facilities and administrative functions in the United States (“U.S.”), Canada and Europe. The charge included $26,727 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 820 production and administrative employees. A total of $2,482, $15,001 and $4,809 were paid in 2001, 2002 and the first quarter of 2003, respectively, and the remainder of approximately $4,435 is expected to be paid in 2004.

In May 2000, the Company recorded a charge of $35,222 for the realignment of certain manufacturing facilities. The charge included $27,098 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 860 employees, primarily production employees. A total of $5,011, $15,961, $3,087 and $2,931 were paid in fiscal year 2000, the five months ended December 31, 2000 and the years ended December 31, 2001 and 2002, respectively. An additional $3 was paid in the three months ended March 31, 2003 and approximately $105 is expected to be paid in the last nine months of 2003.

The following table summarizes the reserve for restructuring charges:

	Termination Benefits	Exit/Impairment Costs	Total
Reserve at December 31, 2002	$10,652	$2,994	$13,646	(a)
Payments and charges in the three-month period ended March 31, 2003	(7,409)	(24,585)	(31,994)
Provisions in the three-month period ended March 31, 2003	12,926	32,587	45,513	(b)

Reserve at March 31, 2003	$16,169	$10,996	$27,165	(c)

(a)	Includes $3,834 classified as liabilities of discontinued operations.
(b)	Includes $428 classified as loss from discontinued operations.
(c)	Includes $2,353 classified as liabilities of discontinued operations.

5. Recently Issued Accounting Standards

In 2001, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each subsequent period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related long-lived asset. The Company adopted SFAS No. 143 effective January 1, 2003, and the adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

In 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 eliminates the classification of debt extinguishments as extraordinary items. The provisions of SFAS No. 145 related to the rescission of FASB Statements No. 44 and 64 and amendment of SFAS No. 13 and Technical Corrections were adopted by the Company in the second quarter of 2002. Adoption of these provisions did not have a material effect on the Company’s results of operations, financial position or cash flows. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were adopted effective January 1, 2003, and the extraordinary items resulting from debt extinguishments in 2002 and 2001 will be reclassified as interest expense. Accordingly, interest expense, net, increased approximately $1,800 and income from continuing operations decreased approximately $1,100 in the second quarter of 2002 and interest expense decreased approximately $1,100 and the loss from continuing operations decreased approximately $700 in the second quarter of 2001.

In 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Severance pay under SFAS No. 146, in many cases, would be recognized over the remaining service period rather than at the time the plan is communicated. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 for any actions initiated after January 1, 2003, and any future exit costs or disposal activities will be subject to this statement.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting to require disclosure about those effects in interim financial information. The Company does not currently offer any type of stock-based employee compensation under SFAS No. 148; therefore the adoption of this interpretation did not have an impact on the Company’s consolidated financial position or results of operations.

6. Divestiture of Non-Core Businesses

On March 7, 2003 and on March 19, 2003 the Company successfully completed the sale of two non-core businesses, Tractech and Kraftube, which were engaged in the manufacturing of traction control devices and components for the air-conditioning industry, respectively. The net proceeds from the sales were $27,876 and a gain was recorded on the sales of $2,417, subject to final working capital adjustments. These non-core businesses are treated as discontinued operations beginning in the first quarter of 2003 and all prior periods have been reclassified accordingly.

7. Acquisitions

During the three months ended March 31, 2003, the Company made payments totaling $3,064 under contractual put agreements to purchase additional shares from the minority shareholders of World Wide Automotive, Inc. (“World Wide”), which was acquired in 1997. These payments increased the Company’s ownership percentage of World Wide from 94.0% to 97.2%. The Company made payments totaling $1,314 under contractual put agreements to purchase additional shares from the minority shareholder of Power Investments, Inc. (“Power”), which was acquired in 1996. These payments increased the Company’s ownership percentage of Power from 93.4% to 95.1%. The Company also made payments of $459 on notes issued in connection with the acquisition of certain parts of the Delphi Corporation (“Delphi”) alternator business in the fourth quarter of 2002. Also during the three months ended March 31, 2003, the Company completed the acquisition of 51% of Hubei Delphi Automotive Generators Company, Ltd. (“Hubei”), a manufacturer of automotive and heavy duty generators for the original equipment market and aftermarket based in China, for $3,600 in cash. Net assets acquired were $8,100 ($3,800 net of minority interest), including cash of $3,600.

8. Discontinued Operations

During the first quarter of 2003, the Company successfully completed the sale of Tractech and Kraftube. In connection with the sale, the Company recorded a gain on the sale of $2,417 as a gain on the disposal of discontinued operations. The results from these businesses were treated as discontinued operations beginning in the first quarter of 2003. Operating results and cash flows in 2002, as well as the balance sheet at December 31, 2002, have been reclassified to reflect the classification of Tractech and Kraftube as discontinued operations.

In the first quarter of 2003, the Company completed plans to exit its contract remanufacturing operation for gas engines in Beaumont, Texas. Operating results for this business have been classified as discontinued operations and include a charge of approximately $1,000 for the write-down of fixed assets and inventory.

In the second quarter of 2002, the Company concluded that its retail aftermarket gas engine business does not fit with its strategic objectives and completed plans to exit the business. In connection with the discontinuance of the business, a charge of $28,248 was recorded in 2002 to write down the relevant assets to their estimated realizable value. An additional charge of $2,824 was recorded in 2002 for the estimated cost of employee termination benefits and closure of facilities (Note 4). Estimated future taxable income relative to discontinued operations, both in the U.S. and Canada, and reversing taxable temporary differences, are not sufficient to absorb the losses recorded. Therefore, a valuation allowance equal to the 2002 income tax effect of the losses was established in the third quarter of 2002.

Assets of $3,321 at March 31, 2003 consisted primarily of inventories. Liabilities of $6,922 at March 31, 2003 consisted primarily of accounts payable and accrued restructuring charges. Net sales, interest expense and loss before income tax from all discontinued operations are as follows:

	Three Month Period Ended March 31
	2003	2002
Net sales	$9,194	$16,550
Interest expense	1,141	2,674
Loss before tax	(3,747)	(5,448)

9. Income Taxes

The first quarter rate for 2002 is reflective of the U.S. statutory rate (35%), adjusted for state income taxes and the tax impact from foreign operations. The first quarter rate for 2003 is not reflective of the U.S. statutory rate. This is due primarily to management’s decision to establish a valuation allowance against the tax benefit on first quarter 2003 domestic losses. Management intends to provide tax benefit for 2003 first quarter domestic losses at such time and in such amount as is supported by consolidated positive pretax income of the domestic subsidiaries. The first quarter rate reflects the tax impact of foreign operations, including dividend withholding taxes of $2,800.

10. Commitments and Contingencies

From time to time, the Company is party to various legal actions in the normal course of its business, including those related to commercial transactions, product liability, safety, health, taxes, environmental and other matters.

Remy Mexico Holdings, S. de R.L. de C.V. (“RMH”), an indirect subsidiary of the Company, and GCID Autopartes, S.A. de C.V. (“GCID”) are parties to a series of agreements, including a partnership agreement. The partnership agreement created DRM which operates certain manufacturing facilities in Mexico. GCID is the minority partner with a 24% ownership interest. RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements and to sell its 24% interest in exchange for a $13,000 termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under the partnership agreement, alleging that RMH had failed to conduct the business of the partnership in accordance with that agreement. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association seeking damages for the alleged breaches of the partnership agreement and breaches of fiduciary duty. RMH has denied any such breaches.

On January 2, 2002, GCID notified RMH that it was terminating the partnership for the alleged breach of the partnership agreement by RMH and demanded that RMH purchase GCID’s partnership interest in DRM. On March 11, 2002, GCID filed the First Amended Arbitration Demand adding additional claims and parties, including DRM and other affiliates of RMH: Remy Componentes, S. de R.L. de C.V. and Delco Remy America, Inc. (together with RMH, the “Named Parties”). The First Amended Demand sought damages for breach of fiduciary duty, breaches of various contracts between and among the various parties, and tortious interference with contractual relations. The damages included a claim of approximately $13,000 for the purchase of GCID’s interest in the Company and a claim for $17,000 for the alleged breach of a Service Agreement between the Company and GCI Services, S.A. de C.V. (“GCIS”), an affiliate of GCID, pursuant to which GCIS provides labor to the Partnership. On September 30, 2002, GCID and GCIS served expert reports claiming that GCID is owed approximately $23,300 for the purchase of its partnership interest in DRM and that GCIS is owed approximately $17,650 under the Service Agreement. On January 24, 2003, GCID and GCIS filed a Second Amended Arbitration Demand adding additional claims of breach of contract against the Named Parties. On January 31, 2003, the Named Parties filed an Answer to the Second Amended Demand denying liability for all claims. On March 28, 2003, GCID and GCIS served revised expert reports claiming that GCID is owed approximately $53,000 for the purchase of its partnership interest in DRM and that GCIS is owed approximately $23,000 under the Service Agreement. On April 25, 2003, the Named Parties filed an expert report denying GCID’s and GCIS’s monetary claims and setting forth an alternative calculation of the purchase price for GCID’s interest in the partnership.

On April 23, 2003, the Arbitration Panel dismissed the tortious interference claims and on April 24, 2003, granted the Named Parties’ motion for leave to file counterclaims against GCID, GCIS and their affiliate, the partnership’s landlord, Sistemas y Componentes Electricos, S.A. de C.V. (“SCE”). The Named Parties claim DRM and Remy Componentes have overpaid GCIS by approximately $1,800. The Named Parties also seek to enforce the May 3, 2000, letter of intent and to have certain advances in the amount of approximately $4,000 credited toward the buy out price in the event that the Arbitration Panel concludes that RMH is obligated to purchase GCID’s interest. Subsequently, SCE asserted counterclaims against DRM and RMH.

The arbitration hearing is scheduled to begin May 19, 2003 and if not completed by May 23, 2003, will continue on August 19, 2003.

The Company disputes all of the claims alleged in both the First and Second Amended Arbitration Demands and the counterclaims asserted by SCE and denies any liability for damages to GCID or any of its affiliates. The Company believes that it should make a total payment to GCID of approximately $5,500 in exchange for GCID’s 24% interest in DRM, and that the Arbitration Panel should dismiss GCID’s damage claims. GCIS continues to provide services to DRM. In addition, SCE continues to be the leaseholder of the premises occupied by DRM.

The Company believes that the Named Parties have meritorious defenses to the action, but it is unable to predict whether the proceeding will have a material adverse effect on the Company.

On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (the “UAW”) and its Local Union 662 filed suit against the Company and Delco Remy America, Inc. (“DRA”) in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits (“SUB”) plan. The plaintiffs allege that the SUB plan provides supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20,000 for employees who were terminated as a result of the closure of DRA’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also seek to enforce terminated provisions of a Health Care Program which the plaintiffs allege provides the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify DRA’s last, best and final offer for a Shutdown Agreement. The Company will file an answer or other responsive pleading on or before June 16, 2003. The Company denies the material allegations of the complaint, denies any wrongdoing and intends to defend itself vigorously.

The Remy Reman facilities in Mississippi identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. The state requested further information regarding the disclosure and the subsidiary is in the process of responding to the information requests. The facilities are currently in compliance with the air permit requirements.

In April 2003, the Virginia Department of Environmental Quality issued a letter with respect to similar possible violations voluntarily disclosed to them with respect to the World Wide facility in Virginia and indicated that the necessary permit application had been submitted, the permit was being drafted and no further corrective action was necessary. At this time, it is unknown whether the state environmental agencies intend to pursue enforcement actions for the past violations or whether penalties, if sought, will be material. The Company does not believe that the costs of the matters, if any, will have a material adverse effect on the Company’s results of operations, business or financial condition.

The Company may also be required to make additional payments in connection with its acquisitions of M & M Knopf Auto Parts, Inc., Delco Remy Mexico, S. de R.L. de C.V., Mazda North American Operations (“Mazda NA”) and AutoMatic Transmission International A/S. The Company expects that the aggregate amount of these additional payments will be in the range of $15,000 to $28,000 payable in 2003 to 2006.

11. Derivative Financial Instruments

Prior to February 2003, the Company entered into a series of non-deliverable currency forward contracts in order to hedge anticipated U.S. dollar-denominated intercompany sales of inventory by its South Korean subsidiary to a U.S. subsidiary against fluctuations between the South Korean Won and U.S. dollar. The critical terms of the hedges are the same as the underlying forecasted transactions, and the hedges are considered highly effective to offset the change in the fair value of the cash flows from the hedged transactions. These contracts normally mature within a year. At maturity, each contract is settled at the difference between fair value and contract value. Derivative contracts that were entered into prior to February 2003 were designated as cash flow hedges and, accordingly, changes in fair value were charged to other comprehensive income (loss) (see Note 3).

Beginning in February 2003, the Company entered into a series of non-deliverable currency forward contracts and did not designate these as hedges. Therefore, gains and losses arising from the use of the non-deliverable forwards are recorded in the consolidated statement of operations when gains and losses arising from the underlying hedged transactions affect consolidated earnings.

12. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

The Company conducts a significant portion of its business through its subsidiaries. The Company’s 8 5/8% Senior Notes Due 2007, 10 5/8% Senior Subordinated Notes Due 2006 and 11% Senior Subordinated Notes Due 2009 are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of the Company (the “Subsidiary Guarantors”). Certain of the Company’s subsidiaries do not guarantee the notes (the “Non-Guarantor Subsidiaries”). The claims of creditors of Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and 2002.

The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

The following table sets forth the Guarantor and direct Non-Guarantor Subsidiaries:

Guarantor Subsidiaries	Non-Guarantor Subsidiaries

Delco Remy America, Inc.	Delco Remy Hungary RT (formerly Autovill RT Ltd.)
Nabco, Inc.	Power Investments Canada Ltd.
Power Investments, Inc.	Remy UK Limited
Franklin Power Products, Inc.	Delco Remy International (Europe) GmbH
International Fuel Systems, Inc.	Remy India Holdings, Inc.
Power Investments Marine, Inc.	Remy Korea Holdings, Inc.
Marine Corporation of America	World Wide Automotive Distributors, Inc.
Powrbilt Products, Inc.	Central Precision Limited
World Wide Automotive, Inc.	Electro Diesel Rebuild BVBA
Ballantrae Corporation	Electro-Rebuild Tunisia S.A.R.L.
Williams Technologies, Inc.	Delco Remy Mexico, S. de R.L. de C.V.
Engine Master, L.P.	Publitech, Inc.
M & M Knopf Auto Parts, L.L.C.	Delco Remy Brazil, Ltda.
Reman Holdings, L.L.C.	Delco Remy Remanufacturing, S. de R.L. de C.V.
Remy International, Inc.	Delco Remy Germany GmbH
Jax Reman, L.L.C.	Remy Componentes S. de R. L. de C. V.
Remy Reman, L.L.C.	Delco Remy Belgium BVBA
Magnum Power Products, L.L.C.
Elmot-DR, Sp.z.o.o.
XL Component Distribution Ltd.
AutoMatic Transmission International A/S

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

March 31, 2003

(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$(88)	$13,034	$—		$12,946
Trade accounts receivable, net	—	134,115	36,171	—		170,286
Other receivables	—	2,778	10,163	—		12,941
Inventories	—	248,381	62,313	(1,058	)(c)	309,636
Deferred income taxes	14,066	—	873	—		14,939
Assets of discontinued operations	—	2,585	736	—		3,321
Other current assets	5,445	1,383	8,771	—		15,599

Total current assets	19,511	389,154	132,061	(1,058)		539,668

Property and equipment	57	200,311	95,477	—		295,845
Less accumulated depreciation	(39)	(140,472)	(26,801)	—		(167,312)

Property and equipment, net	18	59,839	68,676	—		128,533

Deferred financing costs, net	16,420	—	—	—		16,420
Goodwill, net	—	113,914	6,921	—		120,835
Investments in joint ventures	443,830	—	—	(432,465	)(a)	11,365
Deferred income taxes	12,516	12	(2,450)	—		10,078
Other assets	9,177	4,608	2,575	—		16,360

Total assets	$501,472	$567,527	$207,783	$(433,523)		$843,259

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,031	$99,074	$57,431	$—		$158,536
Intercompany accounts	13,633	25,943	(38,975)	(601	)(c)	—
Accrued interest	13,678	—	—	—		13,678
Accrued restructuring charges	597	15,482	414	—		16,493
Liabilities of discontinued operations	—	1,679	5,243	—		6,922
Other liabilities and accrued expenses	11,954	49,987	19,400	—		81,341
Current portion of debt	—	998	27,753	—		28,751

Total current liabilities	41,893	193,163	71,266	(601)		305,721

Long-term debt, less current portion	570,524	17,602	9,440	—		597,566
Post-retirement benefits other than pensions	—	17,277	—	—		17,277
Accrued pension benefits	—	16,424	—	—		16,424
Accrued restructuring charges	—	8,319	—	—		8,319
Other non-current liabilities	4,735	5,536	1,182	—		11,453
Minority interest in subsidiaries	—	6,384	12,999	—		19,383
Redeemable preferred stock	281,630	—	—	—		281,630

Stockholders’ equity:
Common stock:
Class A shares	—	—	—	—		—
Class B shares	3	—	—	—		3
Class C shares	—	—	—	—		—
Subsidiary investment	—	316,129	108,722	(424,851	)(a)	—
Retained earnings (deficit)	(397,313)	(7,320)	15,391	(8,071	)(b)	(397,313)
Accumulated other comprehensive loss	—	(5,987)	(11,217)	—		(17,204)

Total stockholders’ equity (deficit)	(397,310)	302,822	112,896	(432,922)		(414,514)

Total liabilities and stockholders’ equity (deficit)	$501,472	$567,527	$207,783	$(433,523)		$843,259

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2002

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Assets
Current assets:
Cash and cash equivalents	$1	$163	$12,262	$—		$12,426
Trade accounts receivable, net	—	114,959	28,013	—		142,972
Other receivables	—	2,456	9,138	—		11,594
Inventories	—	229,451	52,682	(1,109	)(c)	281,024
Deferred income taxes	14,924	(1,567)	1,066	—		14,423
Assets of discontinued operations	—	20,901	19,592	—		40,493
Other current assets	6,039	1,381	7,897	—		15,317

Total current assets	20,964	367,744	130,650	(1,109)		518,249

Property and equipment	57	196,135	93,843	—		290,035
Less accumulated depreciation	(36)	(106,989)	(25,970)	—		(132,995)

Property and equipment, net	21	89,146	67,873	—		157,040

Deferred financing costs, net	17,268	—	—	—		17,268
Goodwill, net	—	112,042	6,920	—		118,962
Investments in joint ventures	451,616	—	—	(439,725	)(a)	11,891
Deferred income taxes	16,686	(1,012)	(2,661)	—		13,013
Other assets	9,581	4,656	2,159	—		16,396

Total assets	$516,136	$572,576	$204,941	$(440,834)		$852,819

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$790	$88,827	$48,898	$—		$138,515
Intercompany accounts	(9,592)	37,113	(26,920)	(601	)(c)	—
Accrued interest	9,743	—	—	—		9,743
Accrued restructuring charges	—	4,606	555	—		5,161
Liabilities of discontinued operations	—	9,424	7,820	—		17,244
Other liabilities and accrued expenses	7,709	44,961	12,812	—		65,482
Current portion of debt	—	991	29,199	—		30,190

Total current liabilities	8,650	185,922	72,364	(601)		266,335

Long-term debt, less current portion	568,710	17,861	9,811	—		596,382
Post-retirement benefits other than pensions	—	23,553	—	—		23,553
Accrued pension benefits	454	13,973	—	—		14,427
Accrued restructuring charges	—	4,651	—	—		4,651
Other non-current liabilities	4,918	6,405	962	—		12,285
Minority interest in subsidiaries	—	9,456	8,394	—		17,850
Redeemable preferred stock	274,074	—	—	—		274,074

Stockholders’ equity:
Common stock:
Class A shares	—	—	—	—		—
Class B shares	3	—	—	—		3
Class C shares	—	—	—	—		—
Subsidiary investment	—	291,416	108,650	(400,066	)(a)	—
Retained earnings (deficit)	(340,673)	25,326	14,841	(40,167	)(b)	(340,673)
Accumulated other comprehensive loss	—	(5,987)	(10,081)	—		(16,068)

Total stockholders’ equity (deficit)	(340,670)	310,755	113,410	(440,233)		(356,738)

Total liabilities and stockholders’ equity (deficit)	$516,136	$572,576	$204,941	$(440,834)		$852,819

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Month Period Ended March 31, 2003

(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	—	$264,654	$134,521	$(142,605	)(a)	$256,570
Cost of goods sold	—	234,245	121,499	(142,605	)(a)	213,139

Gross profit	—	30,409	13,022	—		43,431

Selling, general and administrative expenses	4,061	17,243	5,142	—		26,446
Restructuring charges	—	45,085	0	—		45,085

Operating income (loss)	(4,061)	(31,919)	7,880	—		(28,100)

Interest expense, net	(14,219)	530	(427)	—		(14,116)
Other non-operating income	—	—	224	—		224

Income (loss) from continuing operations before income taxes (benefit), minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(18,280)	(31,389)	7,677	—		(41,992)

Income tax expense (benefit)	(1,292)	4,199	2,353	—		5,260
Minority interest	—	564	(351)	—		213
Loss from unconsolidated joint ventures	—	—	(715)	—		(715)
Equity in earnings of subsidiaries	(32,096)	—	—	32,096	(b)	—

Net income (loss) from continuing operations	(49,084)	(35,024)	4,258	32,096		(47,754)

Discontinued operations:
Income (loss) from discontinued operations	—	2,378	(3,708)	—		(1,330)
Income tax benefit	—	—	—	—		—

Net income (loss) from discontinued operations	—	2,378	(3,708)	—		(1,330)

Net income (loss)	(49,084)	(32,646)	550	32,096		(49,084)

Preferred dividends	7,556	—	—	—		7,556

Income (loss) attributable to common stockholders	$(56,640)	$(32,646)	$550	$32,096		$(56,640)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Month Period Ended March 31, 2002

(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$257,634	$97,076	$(105,972	) (a)	$248,738
Cost of goods sold	—	229,076	82,504	(105,972	) (a)	205,608

Gross profit	—	28,558	14,572	—		43,130

Selling, general and administrative expenses	2,644	16,219	4,125	—		22,988
Restructuring credits	—	(4,375)	—	—		(4,375)

Operating income (loss)	(2,644)	16,714	10,447	—		24,517

Interest expense, net	(12,349)	(1,332)	(195)	—		(13,876)
Other non-operating income	—	—	19	—		19

Income (loss) from continuing operations before income taxes (benefit), minority interest, loss from unconsolidated joint ventures, equity in earnings of subsidiaries and cumulative effect of change in accounting principle	(14,993)	15,382	10,271	—		10,660

Income tax expense (benefit)	(2,248)	3,611	2,067	—		3,430
Minority interest	—	(505)	(1,298)	—		(1,803)
Loss from unconsolidated joint ventures	—	—	(1,200)	—		(1,200)
Equity in earnings of subsidiaries	(60,525)	—	—	60,525	(b)	—

Net income (loss) from continuing operations before cumulative effect of change in accounting principle	(73,270)	11,266	5,706	60,525		4,227

Discontinued operations:
Loss from discontinued operations	—	(4,565)	(883)	—		(5,448)
Income tax benefit	—	(1,575)	(552)	—		(2,127)

Net loss from discontinued operations	—	(2,990)	(331)	—		(3,321)

Cumulative effect of change in accounting principle	—	(55,596)	(18,580)	—		(74,176)

Net loss	(73,270)	(47,320)	(13,205)	60,525		(73,270)

Preferred dividends	6,759	—	—	—		6,759

Loss attributable to common stockholders	$(80,029)	$(47,320)	$(13,205)	$60,525		$(80,029)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Month Period Ended March 31, 2003

(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Operating activities:
Net income (loss)	$(49,084)	$(32,646)	$550	$32,096	(a)	$(49,084)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	39	3,708	—		3,747
Gain on disposal of discontinued operations	—	(2,417)	–	—		(2,417)
Depreciation	3	4,920	2,199	—		7,122
Amortization	249	31	78	—		358
Minority interest in subsidiaries	—	(564)	351	—		(213)
Loss from unconsolidated joint ventures	—	—	715	—		715
Equity in earnings of subsidiary	32,096	—	—	(32,096	)(a)	—
Deferred income taxes	2,205	—	180	—		2,385
Post-retirement benefits other than pensions	—	(6,276)	—	—		(6,276)
Accrued pension benefits	(454)	2,451	—	—		1,997
Non-cash interest expense	1,097	—	—	—		1,097
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(19,156)	(3,563)	—		(22,719)
Inventories	—	(18,982)	(8,261)	—		(27,243)
Accounts payable	1,242	10,246	5,832	—		17,320
Intercompany accounts	(23,225)	11,170	12,055	—		—
Other current assets and liabilities	8,774	10,703	4,032	—		23,509
Restructuring changes		45,085	—	—		45,085
Cash payments for restructuring charges	—	(6,877)	(142)	—		(7,019)
Other non-current assets and liabilities, net	25,283	(14,600)	(15,900)	—		(5,217)

Net cash provided by (used in) operating activities of continuing operations	(1,814)	(16,873)	1,834	—		(16,853)

Investing activities:
Acquisitions, net of cash acquired	—	(4,378)	(459)	—		(4,837)
Net proceeds on sale of business		25,525	2,351	—		27,876
Purchases of property and equipment	—	(2,545)	(2,712)	—		(5,257)

Net cash provided by (used in) investing activities of continuing operations	—	18,602	(820)	—		17,782

Financing activities:
Net borrowings (repayments) under revolving line of credit and other	1,813	(250)	(1,358)	—		205

Net cash provided by (used in) financing activities of continuing operations	1,813	(250)	(1,358)	—		205

Effect of exchange rate changes on cash	—	—	(62)	—		(62)

Cash flows of discontinued operations	—	(1,730)	1,178	—		(552)

Net increase (decrease) in cash and cash equivalents	(1)	(251)	772	—		520
Cash and cash equivalents at beginning of period	1	163	12,262	—		12,426

Cash and cash equivalents at end of period	$—	$(88)	$13,034	$—		$12,946

(a)	Elimination of equity in earnings of subsidiaries.

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three Month Period Ended March 31, 2002

(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Operating activities:
Net income (loss)	$(73,270)	$(47,320)	$(13,205)	$60,525	(a)	$(73,270)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	55,596	18,580	—		74,176
Loss from discontinued operations	—	2,990	331	—		3,321
Depreciation	3	4,528	1,834	—		6,365
Amortization	—	—	22	—		22
Equity in earnings of subsidiaries	60,525	—	—	(60,525	)(a)	—
Minority interest in subsidiaries	—	505	1,298	—		1,803
Loss from unconsolidated joint ventures	—	—	1,200	—		1,200
Deferred income taxes	475	—	1,555	—		2,030
Post-retirement benefits other than pensions	—	(3,803)	—	—		(3,803)
Accrued pension benefits	(131)	807	104	—		780
Non-cash interest expense	519	69	—	—		588
Changes in operating assets and liabilities, net of acquisitions and non-cash special charges:
Accounts receivable	—	(13,661)	(1,615)	—		(15,276)
Inventories	—	(1,890)	(692)	—		(2,582)
Accounts payable	(105)	4,194	7,662	—		11,751
Intercompany accounts	(16,201)	36,025	(19,824)	—		—
Other current assets and liabilities	2,609	8,736	(4,897)	—		6,448
Restructuring charges (credits)	—	(4,375)	—	—		(4,375)
Cash payments for restructuring charges	—	(6,187)	(681)	—		(6,868)
Other non-current assets and liabilities, net	3,735	(5,209)	800	—		(674)

Net cash provided by (used in) operating activities of continuing operations	(21,841)	31,005	(7,528)	—		1,636

Investing activities:
Acquisitions, net of cash acquired	—	(7,324)	—	—		(7,324)
Purchases of property and equipment	—	(2,001)	(1,496)	—		(3,497)
Investments in joint ventures	—	—	(2,000)	—		(2,000)

Net cash used in investing activities of continuing operations	—	(9,325)	(3,496)	—		(12,821)

Financing activities:
Net borrowings (repayments) under revolving line of credit and other	23,249	(16,242)	(1,566)	—		5,441
Deferred financing costs	(1,408)	—	—	—		(1,408)

Net cash provided by (used in) financing activities of continuing operations	21,841	(16,242)	(1,566)	—		4,033

Effect of exchange rate changes on cash	—	—	(60)	—		(60)

Cash flows of discontinued operations	—	(5,380)	1,020	—		(4,360)

Net increase (decrease) in cash and cash equivalents	—	58	(11,630)	—		(11,572)
Cash and cash equivalents at beginning of period	—	115	22,469	—		22,584

Cash and cash equivalents at end of period	$—	$173	$10,839	$—		$11,012

(a)	Elimination of equity in earnings of subsidiaries.

13. Subsequent Event

On May 13, 2003, the Company and certain of its subsidiaries (the “Borrowers”) entered into Amendment No. 3 (the “Amendment”) to the Senior Credit Facility, dated as of June 28, 2002, with Congress Financial Corporation (Central), as Administrative Agent and US Collateral Agent, Wachovia Bank, National Association, as Documentation Agent and the other financial institutions named therein. The Borrowers requested the Amendment for the purpose of modifying certain financial covenants, permitting the financing of certain fixed assets located in Mexico and making certain other modifications as set forth therein.

Item 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, including the financial statements and the notes contained therein. Results of operations and cash flows for 2003 and 2002 reflect the classification of the Company’s retail gas engine business, contract remanufacturing gas engine business, Tractech and Kraftube as discontinued operations.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

In the first quarter of 2003, the Company recorded a restructuring charge totaling $45.1 million relative to the closure of its starter and alternator manufacturing operations in Anderson, Indiana and electrical aftermarket remanufacturing and distribution facilities in Reed City, Michigan, and the consolidation of its alternator and starter remanufacturing operations in Mississippi. The majority of this charge relates to the closure of manufacturing facilities in Anderson, Indiana and consisted of employee termination benefits of approximately $13.0 million, a pension and post-employment benefit net curtailment gain of $5.4 million, the write down of certain fixed assets and accrual of certain contract termination costs totaling $37.3 million and other costs totaling $0.2 million.

Net Sales

Net sales of $256.6 million in the first quarter of 2003 increased $7.8 million, or 3.1%, compared with the first quarter of 2002. Automotive original equipment manufacturers (“OEM”) sales increased $4.9 million due to higher unit volume, primarily from sales to General Motors (“GM”). Heavy duty OEM sales increased $0.9 million due to volume increases reflecting customer promotional programs. Remanufactured transmission and diesel engine sales increased $2.6 million due primarily to higher transmission sales. Electrical aftermarket sales decreased $3.0 million due to retail customer inventory reductions and lower OEM service parts volume. Third party sales in the core services business increased $2.4 million.

Gross Profit

Gross profit of $43.4 million in the first quarter of 2003 increased $0.3 million, or 0.7%, compared with the first quarter of 2002, and as a percentage of net sales was 16.9% in the first quarter of 2003 and 17.3% in the first quarter of 2002. Automotive OEM gross profit decreased $0.1 million as sales growth and the initial benefits of the first quarter restructuring were offset by the negative effect of strengthening foreign currencies on costs in foreign production facilities. Heavy duty OEM gross profit increased $4.0 million due primarily to sales volume growth, the initial benefits of the first quarter restructuring actions and higher overhead absorption relative to the inventory build up in anticipation of the restructuring. Gross profit on remanufactured transmissions and diesel engines declined $1.5 million due to higher sales of lower margin products in transmissions and a higher ratio of parts sales to diesel engine sales. Electrical aftermarket gross profit decreased $2.9 million due to lower sales volume. For the Company in total, there was an approximately $1.5 million negative impact on gross profit in the first quarter of 2003 from costs incurred in connection with the 2003 restructuring actions. Gross profit on core services increased $0.8 million due to sales volume growth.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses of $26.4 million in the first quarter of 2003 increased $3.5 million, or 15.1%, from $23.0 million in the first quarter of 2002. As a percentage of net sales, SG&A expenses were 10.3% in the first quarter of 2003 and 9.2% in the first quarter of 2002. This year over year increase primarily reflects investments in product engineering, distribution and marketing programs.

Operating Income

An operating loss of $28.1 million in the first quarter of 2003 includes the restructuring charge of $45.1 million and operating income of $24.5 million in the first quarter of 2002 includes the restructuring credit of $4.4 million. The year over year decline also reflected costs in 2003 arising from the shut down and move of operations and investments in marketing and product engineering programs primarily related to incremental business awarded in the alternator product line.

Interest Expense

Interest expense of $14.1 million increased $0.2 million in the first quarter of 2003 compared with the first quarter of 2002 due to higher deferred financing costs relative to the Senior Credit Facility of $0.4 million, partially offset by lower interest rates on the Company’s Senior Credit Facility. Interest expense included in results of discontinued operations was $1.1 million in the first quarter of 2003 and $2.7 million in the first quarter of 2002.

Income Taxes

The Company recorded income tax expense of $5.3 million in the first quarter of 2003 on a consolidated loss before tax of $42.0 million. Tax expense consisted of income taxes on foreign earnings and a provision of $2.8 million recorded for dividend withholding tax on intercompany dividends that were declared in the first quarter of 2003. The Company established a valuation allowance for the income tax benefit from first quarter 2003 domestic losses.

Minority Interest

Minority interest of subsidiaries led to a $0.2 million credit in the first quarter of 2003 as compared with a $1.8 million debit in the first quarter of 2002. This change reflects the purchase of additional shares from the minority shareholders of World Wide, Power and Delco Remy Korea, as well as higher operating costs in certain of the relevant subsidiaries.

Loss From Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures declined to $0.7 million in the first quarter of 2003 from $1.2 million in the first quarter of 2002 due primarily to the termination in 2002 of the Company’s joint venture, Continental ISAD Electrical Systems GmbH & Co. that was formed with Continental AG in 2000.

Loss From Discontinued Operations

The loss from discontinued operations before tax in the first quarter of 2003 consisted of a pre-tax gain on the sale of Tractech and Kraftube of $2.4 million, operating losses of $2.6 million and interest expense of $1.1 million. The sale of Tractech and Kraftube resulted in a capital loss from a tax basis, and a benefit was not recorded because the Company does not have capital gains with which to offset the loss. The loss from discontinued operations before tax in the first quarter of 2002 consisted of operating losses of $2.7 million and interest expense of $2.7 million.

Cumulative Effect of Change in Accounting Principle

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company recorded a $74.2 million charge to write down goodwill in certain of its operations in the first quarter of 2002. There was no income tax effect on this charge.

Liquidity and Capital Resources

The Company’s short-term liquidity needs include required debt service, including capital lease payments and repayments of short-term debt, day-to-day operating expenses, working capital requirements, funding of capital expenditures and minority interest buyouts under existing contractual commitments. Long-term liquidity requirements include principal payments of long-term debt and the funding of acquisitions. The Company’s principal sources of cash to fund its short-term liquidity needs consist of cash generated by operations and borrowings under the Senior Credit Facility. The Company also continues to explore additional funding arrangements, particularly at its international operations. The Company expects that the addition of financing agreements in the countries where these businesses operate would provide the Company with greater cash management flexibility.

On June 28, 2002, the Company entered into the Senior Credit Facility, a $250 million secured, asset based, revolving credit facility with a syndicate of banks led by Wachovia Bank, National Association and its subsidiary Congress Financial Corporation (the “Senior Credit Facility”). The Senior Credit Facility extends through March 31, 2006 and has provisions for annual extensions thereafter. The Company uses the Senior Credit Facility for general corporate purposes including, but not limited to, general operating and working capital needs.

Instruments governing the Company’s indebtedness contain various restrictive covenants, which include, among other things: (i) limitations on additional borrowings and encumbrances; (ii) the maintenance of certain financial ratios and compliance with certain financial tests and limitations; (iii) limitations on cash dividends paid; (iv) limitations on investments and capital expenditures; and (v) limitations on leases and sales of assets. On May 13, 2003, the covenants under the Senior Credit Facility were amended to reflect several changes to the Company’s business, including principally the sale of Tractech and Kraftube and the restructuring charges recorded in the first quarter of 2003.

The Senior Credit Facility is collateralized by liens on substantially all assets of the Company and substantially all of its domestic and certain foreign subsidiaries and by the capital stock of such subsidiaries.

Cash used in operating activities of continuing operations of $16.8 million in the first quarter of 2003 compares with cash provided of $1.6 million in the first quarter of 2002. The increase in year over year usage includes a $22.7 million increase in accounts receivable in the first quarter of 2003 compared with a $15.3 million increase in the first quarter of 2002 due to higher sales volume in the first quarter compared with the fourth quarter of 2002 and increased sales to customers with longer terms. Receivables management measured in days of sales outstanding was improved from the prior year. Inventories increased $27.2 million in the first quarter of 2003 compared with a $2.6 million increase in the first quarter of 2002 due to increases in support of the first quarter restructuring actions and in anticipation of seasonal demand for the Electrical Aftermarket. Cash restructuring payments of $7.0 million in the first quarter of 2003 consisted primarily of employee termination benefits relative to the 2001 and 2003 restructuring actions. Payments of $6.9 million in the first quarter of 2002 consisted primarily of employee termination benefits relative to the 2001 restructuring actions. Offsetting these items were a $17.3 million increase in accounts payable from year end reflecting higher production levels and timing of vendor payments and a $23.5 million increase in other net current liabilities, including wages and benefits, interest and general accruals.

Acquisition payments in the first quarter of 2003 consisted of the purchase, under contractual put agreements, of increased ownership percentages in World Wide ($3.1 million) and Power ($1.3 million) and payments on notes relative to the acquisition of certain parts of the Delphi alternator business in the fourth quarter of 2002 ($0.4 million). In addition, the Company acquired 51% of Hubei in the first quarter of 2003 for $3.6 million in cash. Cash of $3.6 million was included in the opening balance sheet of this acquisition. Acquisition payments in the first quarter of 2002 consisted of increased ownership percentages in World Wide ($4.3 million) and Power ($2.5 million) and a contingent purchase price payment on the acquisition of Mazda NA ($0.5 million). The Company recorded proceeds on the sale of Tractech and Kraftube in the first quarter of 2003 of $27.9 million, net of expenses. Capital expenditures in both 2003 and 2002 were primarily for production, engineering and distribution equipment.

In the first quarter of 2002, the Company made payments totaling $1.4 million for deferred financing costs in conjunction with the replacement of the Senior Credit Facility in the second quarter of 2002.

The Company believes that cash generated from operations and divestitures, together with the amounts available under the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures, restructuring actions and working capital needs for at least the next twelve months, although no assurance can be given in this regard. The Company also continues to explore additional funding arrangements, particularly at its international operations. The Company expects that the addition of financing agreements in the countries where these businesses operate would provide the Company with greater cash management flexibility. The Company’s future operating performance and ability to extend or refinance its indebtedness will be dependant on future economic conditions and financial, business and other factors that are beyond the Company’s control. For a description of certain legal proceedings involving the Company, see Footnote 10 to the Condensed Consolidated Financial Statements in Item 1 of this Part I.

Contingencies

The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. For a description of certain legal proceedings involving the Company, including an arbitration proceeding scheduled to begin in May 2003, see Footnote 10 to the Condensed Consolidated Financial Statements in Item 1 of this Part I.

Contractual Obligations and Contingent Liabilities and Commitments

The Company’s contractual obligations as of December 31, 2002 are provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Other than scheduled payments, there were no material changes to these commitments during the quarter ended March 31, 2003.

The Company currently expects to make payments of approximately $7.0 million during the next nine months for minority interest buy outs under existing contractual commitments.

In addition to contractual amounts, the Company may also be required to make additional payments in connection with its acquisition of M&M Knopf Autoparts, Inc., Delco Remy Mexico, S. de R.L. de C.V. (“DRM”), Mazda NA and AutoMatic Transmission International A/S. The Company expects that the aggregate amount of these additional payments will be in the range of $15 million to $28 million payable in 2003 to 2006.

Cash payments relative to the Company’s restructuring actions, including those relative to expected charges in the last nine months of 2003, are estimated to be approximately $16.0 million in the last nine months of 2003 and $10.0 million in 2004.

With respect to capital expenditures, the Company expects capital spending in the last nine months of 2003 to approximate $20.0 million.

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

Foreign Operations

Approximately 25% of the Company’s net sales in the three months ending March 31, 2003 were derived from sales made to customers in foreign countries. The Company also has manufacturing operations located in certain foreign countries. Because of these foreign sales and manufacturing operations located in foreign countries, the Company’s business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

Factors that May Affect Future Results

From time to time, the Company makes oral and written statements that may constitute “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”) or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases. The Company desires to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including but not limited to, the forward-looking statements relating to the future performance of the Company contained in the Management’s Discussion and Analysis, Notes to Condensed Consolidated Financial Statements and other statements made in this Form 10-Q, the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and in other filings with the SEC.

The Company cautions readers that any such forward-looking statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks including but not limited to, risks associated with the uncertainty of future financial results, acquisitions, dispositions, restructurings, additional financing requirements, development of new products and services, the effect of competitive products or pricing, the effect of economic conditions, the outcome of legal proceedings and other uncertainties. Due to these uncertainties, the Company cannot assure readers that any forward-looking statements will prove to have been correct.

In connection with the restructuring actions initiated in the first quarter of 2003, the Company currently expects to record additional restructuring charges of approximately $5.0 million to $8.0 million during the last nine months of 2003. These actions may also impact other operating expenses during 2003. The Company expects the benefits of these actions will begin to be realized during 2003 and that the full benefit will not be realized until the end of 2004.

The Company currently expects that the softness experienced in the retail electrical aftermarket will continue into the second and third quarters of 2003. Heavy duty OEM sales are expected to remain higher on a year over year basis into the second quarter due vehicle manufacturer promotional programs. New business wins and additional progress on the light duty alternator business are also expected to contribute to continued year over year sales growth in 2003.

At March 31, 2003, the Company had unused federal net operating loss carry forwards of approximately $102.1 million that may be carried forward for periods of fifteen to twenty years and alternative minimum tax credit carry forwards of $2.9 million that may be carried forward indefinitely. A valuation allowance that represents operating loss carry forwards for which utilization is uncertain has been established. The Company currently believes that future taxable earnings, primarily in the United States, will be adequate to allow for realization of all net deferred tax assets. The valuation allowance will need to be adjusted in the event future taxable income is materially different than amounts estimated.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2003, there have been no material changes in the Company’s market risk exposure as described in Item 7A contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Remy Mexico Holdings, S. de R.L. de C.V. (“RMH”), an indirect subsidiary of the Company, and GCID Autopartes, S.A. de C.V. (“GCID”) are parties to a series of agreements, including a partnership agreement. The partnership agreement created DRM which operates certain manufacturing facilities in Mexico. GCID is the minority partner with a 24% ownership interest. RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements and to sell its 24% interest in exchange for a $13,000,000 termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under the partnership agreement, alleging that RMH had failed to conduct the business of the partnership in accordance with that agreement. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association seeking damages for the alleged breaches of the partnership agreement and breaches of fiduciary duty. RMH has denied any such breaches.

On January 2, 2002, GCID notified RMH that it was terminating the partnership for the alleged breach of the partnership agreement by RMH and demanded that RMH purchase GCID’s partnership interest in DRM. On March 11, 2002, GCID filed the First Amended Arbitration Demand adding additional claims and parties, including DRM and other affiliates of RMH: Remy Componentes, S. de R.L. de C.V. and Delco Remy America, Inc. (together with RMH, the “Named Parties”). The First Amended Demand sought damages for breach of fiduciary duty, breaches of various contracts between and among the various parties, and tortious interference with contractual relations. The damages included a claim of approximately $13,000,000 for the purchase of GCID’s interest in the Company and a claim for $17,000,000 for the alleged breach of a Service Agreement between the Company and GCI Services, S.A. de C.V. (“GCIS”), an affiliate of GCID, pursuant to which GCIS provides labor to the Partnership. On September 30, 2002, GCID and GCIS served expert reports claiming that GCID is owed approximately $23,300,000 for the purchase of its partnership interest in DRM and that GCIS is owed approximately $17,650,000 under the Service Agreement. On January 24, 2003, GCID and GCIS filed a Second Amended Arbitration Demand adding additional claims of breach of contract against the Named Parties. On January 31, 2003, the Named Parties filed an Answer to the Second Amended Demand denying liability for all claims. On March 28, 2003, GCID and GCIS served revised expert reports claiming that GCID is owed approximately $53,000,000 for the purchase of its partnership interest in DRM and that GCIS is owed approximately $23,000,000 under the Service Agreement. On April 25, 2003, the Named Parties filed an expert report denying GCID’s and GCIS’s monetary claims and setting forth an alternative calculation of the purchase price for GCID’s interest in the partnership.

On April 23, 2003, the Arbitration Panel dismissed the tortious interference claims and on April 24, 2003, granted the Named Parties’ motion for leave to file counterclaims against GCID, GCIS and their affiliate, the partnership’s landlord, Sistemas y Componentes Electricos, S.A. de C.V. (“SCE”). The Named Parties claim DRM and Remy Componentes have overpaid GCIS by approximately $1,800,000. The Named Parties also seek to enforce the May 3, 2000, letter of intent and to have certain advances in the amount of approximately $4,000,000 credited toward the buy out price in the event that the Arbitration Panel concludes that RMH is obligated to purchase GCID’s interest. Subsequently, SCE asserted counterclaims against DRM and RMH.

The arbitration hearing is scheduled to begin May 19, 2003 and if not completed by May 23, 2003, will continue on August 19, 2003.

The Company disputes all of the claims alleged in both the First and Second Amended Arbitration Demands and the counterclaims asserted by SCE and denies any liability for damages to GCID or any of its affiliates. The Company believes that it should make a total payment to GCID of approximately $5,500,000 in exchange for GCID’s 24% interest in DRM, and that the Arbitration Panel should dismiss GCID’s damage claims. GCIS continues to provide services to DRM. In addition, SCE continues to be the leaseholder of the premises occupied by DRM.

The Company believes that the Named Parties have meritorious defenses to the action, but it is unable to predict whether the proceeding will have a material adverse effect on the Company.

On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (the “UAW”) and its Local Union 662 filed suit against the Company and Delco Remy America, Inc. (“DRA”) in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits (“SUB”) plan. The plaintiffs allege that the SUB plan provides supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20,000,000 for employees who were terminated as a result of the closure of DRA’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also seek to enforce terminated provisions of a Health Care Program which the plaintiffs allege provides the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify DRA’s last, best and final offer for a Shutdown Agreement. The Company will file an answer or other responsive pleading on or before June 16, 2003. The Company denies the material allegations of the complaint, denies any wrongdoing and intends to defend itself vigorously.

The Remy Reman facilities in Mississippi identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. The state requested further information regarding the disclosure and the subsidiary is in the process of responding to the information requests. The facilities are currently in compliance with the air permit requirements.

In April 2003, the Virginia Department of Environmental Quality issued a letter with respect to similar possible violations voluntarily disclosed to them with respect to the World Wide facility in Virginia and indicated that the necessary permit application had been submitted, the permit was being drafted and no further corrective action was necessary. At this time, it is unknown whether the state environmental agencies intend to pursue enforcement actions for the past violations or whether penalties, if sought, will be material. The Company does not believe that the costs of the matters, if any, will have a material adverse effect on the Company’s results of operations, business or financial condition.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Report(s) on Form 8-K

(1)	Report dated January 7, 2003, containing the press release issued by Delco Remy International, Inc. on January 7, 2003 announcing the closure of its Anderson, Indiana manufacturing operations.

(2)	Report dated March 21, 2003, containing the press release issued by Delco Remy International, Inc. on March 18, 2003 announcing the closure of its Reed City, Michigan electrical remanufacturing locations by year-end.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELCO REMY INTERNATIONAL, INC.

(Registrant)

Date: May 15, 2003	By: /s/ Rajesh K. Shah
Rajesh K. Shah
Executive Vice President and Chief Financial Officer

Date: May 15, 2003	By: /s/ Allen R. Wilkie
Allen R. Wilkie
Vice President and Operations Controller Chief Accounting Officer

CERTIFICATIONS

I, Thomas J. Snyder, certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Thomas J. Snyder
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Rajesh K. Shah
Rajesh K. Shah
Executive Vice President and Chief Financial Officer