Form 10-Q
period 2003-06-30
DELCO REMY INTERNATIONAL INC
filed 2003-08-08
CIK 1046859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes ☐ No ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

Outstanding as of August 6, 2003

Common Stock – Class A Common Stock – Class B Common Stock – Class C	1,000.00 2,485,337.49 16,687.00

Delco Remy International, Inc. and Subsidiaries

SIGNATURES	35

EXHIBIT INDEX	36

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2003	December 31, 2002

	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$10,138	$12,426
Trade accounts receivable, net	168,965	142,972
Other receivables	13,100	11,594
Inventories	307,758	281,024
Deferred income taxes	14,266	14,423
Assets of discontinued operations	643	40,493
Other current assets	13,906	15,317

Total current assets	528,776	518,249
Property and equipment	294,277	290,035
Less accumulated depreciation	(165,793)	(132,995)

Property and equipment, net	128,484	157,040
Deferred financing costs, net	15,247	17,268
Goodwill, net	120,857	118,962
Investments in joint ventures	6,091	11,891
Deferred income taxes	10,230	13,013
Other assets	19,233	16,396

Total assets	$828,918	$852,819

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$141,688	$138,515
Accrued interest	9,730	9,743
Accrued restructuring charges	13,485	5,161
Liabilities of discontinued operations	2,240	17,244
Other liabilities and accrued expenses	80,450	65,482
Current portion of debt	35,733	30,190

Total current liabilities	283,326	266,335
Long-term debt, less current portion	604,928	596,382
Post-retirement benefits other than pensions	17,459	23,553
Accrued pension benefits	16,473	14,427
Accrued restructuring charges	7,312	4,651
Other non-current liabilities	11,638	12,285
Commitments and contingencies
Minority interest in subsidiaries	20,399	17,850
Redeemable preferred stock	290,015	274,074
Stockholders’ equity:
Common stock:
Class A shares	—	—
Class B shares	3	3
Class C shares	—	—
Retained deficit	(407,704)	(340,673)
Accumulated other comprehensive loss	(14,931)	(16,068)

Total stockholders’ deficit	(422,632)	(356,738)

Total liabilities and stockholders’ deficit	$828,918	$852,819

See Notes to Condensed Consolidated Financial Statements

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands)

	Three Month Period Ended June 30		Six Month Period Ended June 30

	2003	2002	2003	2002

Net sales	$272,132	$269,960	$528,702	$518,698
Cost of goods sold	221,116	223,906	434,255	429,514

Gross profit	51,016	46,054	94,447	89,184
Selling, general and administrative expenses	24,897	24,545	51,343	47,533
Restructuring charges (credits)	(485)	—	44,600	(4,375)

Operating income (loss)	26,604	21,509	(1,496)	46,026
Interest expense, net	(16,772)	(15,480)	(30,888)	(29,356)
Other non-operating (expense) income	(310)	122	(86)	141

Income (loss) from continuing operations before income taxes, minority interest, loss from unconsolidated joint ventures and cumulative effect of change in accounting principle	9,522	6,151	(32,470)	16,811
Income tax expense	4,904	2,415	10,164	5,845
Minority interest	(972)	(1,732)	(759)	(3,535)
Loss from unconsolidated joint ventures	(5,012)	(270)	(5,727)	(1,470)

Net (loss) income from continuing operations before cumulative effect of change in accounting principle	(1,366)	1,734	(49,120)	5,961
Discontinued operations:
Loss from discontinued operations (including estimated gain on disposal of $2.4 million in the first quarter of 2003 and loss of $26.5 million in2002)	(640)	(34,565)	(1,970)	(40,013)
Income tax benefit	—	(5,245)	—	(7,372)

Loss from discontinued operations	(640)	(29,320)	(1,970)	(32,641)
Cumulative effect of change in accounting principle, net	—	—	—	(74,176)

Net loss	(2,006)	(27,586)	(51,090)	(100,856)
Preferred dividends	8,385	7,623	15,941	14,382

Net loss attributable to common stockholders	$(10,391)	$(35,209)	$(67,031)	$(115,238)

See Notes to Condensed Consolidated Financial Statements

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Month Period Ended June 30

	2003	2002

Operating activities:
Net loss	$(51,090)	$(100,856)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	—	74,176
Loss from discontinued operations	4,387	9,708
(Gain) loss on disposal of discontinued operations	(2,417)	22,933
Depreciation	12,058	13,025
Amortization	742	72
Minority interest in subsidiaries	759	3,535
Loss from unconsolidated joint ventures	5,727	1,470
Deferred income taxes	2,941	(1,682)
Post-retirement benefits other than pensions	(6,094)	(3,143)
Accrued pension benefits	2,046	83
Non-cash interest expense	2,370	1,566
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21,398)	(28,996)
Inventories	(25,364)	(4,195)
Accounts payable	472	29,170
Other current assets and liabilities	12,164	3,806
Restructuring charges (credits)	44,600	(4,376)
Cash payments for restructuring charges	(11,850)	(9,312)
Other non-current assets and liabilities, net	1,786	(1,234)

Net cash (used in) provided by operating activities of continuing operations	(28,161)	5,750
Investing activities:
Acquisitions, net of cash acquired	(4,919)	(7,399)
Net proceeds on sale of businesses	27,876	—
Purchases of property and equipment	(8,966)	(9,147)
Investments in joint ventures	—	(3,000)

Net cash provided by (used in) investing activities of continuing operations	13,991	(19,546)
Financing activities:
Net borrowings under revolving line of credit and other	10,004	37,453
Issuance of long-term debt	4,545	—
Deferred financing costs	—	(6,803)
Distributions to minority interests	—	(1,800)

Net cash provided by financing activities of continuing operations	14,549	28,850
Effect of exchange rate changes on cash	273	1,925
Cash flows of discontinued operations	(2,940)	(6,703)

Net (decrease) increase in cash and cash equivalents	(2,288)	10,276
Cash and cash equivalents at beginning of period	12,426	22,584

Cash and cash equivalents at end of period	$10,138	$32,860

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

Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Other than as described in Note 5, the Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2002.

2.  Additional Balance Sheet Information

The components of inventory were as follows:

	June 30, 2003	December 31, 2002

Raw material	$157,434	$149,854
Work-in-process	37,342	42,675
Finished goods	112,982	88,495

Total	$307,758	$281,024

3.  Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency instruments and minimum pension liability adjustments. The before tax income (loss), related income tax effect and accumulated balance are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Currency Instruments	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Loss

Balance at December 31, 2002	$(10,469)	$335	$(5,934)	$(16,068)
Before tax	(1,196)	(398)	—	(1,594)
Income tax effect	(395)	(63)	—	(458)

Other comprehensive loss	(801)	(335)	—	(1,136)

Balance at March 31, 2003	(11,270)	—	(5,934)	(17,204)
Before tax	3,393	—	—	3,393
Income tax effect	1,120	—	—	1,120

Other comprehensive income	2,273	—	—	2,273

Balance at June 30, 2003	$(8,997)	$—	$(5,934)	$(14,931)

The Company’s total comprehensive income (loss) is derived as follows:

	Three Month Period Ended June 30		Six Month Period Ended June 30
	2003	2002	2003	2002
Net loss	$(2,006)	$(27,586)	$(51,090)	$(100,856)
Other comprehensive income	2,273	11,370	1,137	9,377

Total comprehensive income (loss)	$267	$(16,216)	$(49,953)	$(91,479)

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

A charge of $45,085 was recorded in the first quarter of 2003 for the estimated cost of the plan in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146. The charge included $12,926 for the estimated cost of various voluntary and involuntary employee separation programs associated with the resulting workforce reductions of approximately 600 employees. The charge also included $37,283 for the write down of certain assets and accrual of certain contract termination costs resulting from these actions, $257 of miscellaneous costs, a $1,835 pension plan curtailment charge and is net of a curtailment gain of $7,216 relative to the post-employment benefit plan.

In the second quarter of 2003, the Company recorded a net restructuring credit of $485, consisting of employee termination benefits associated with the closure of the electrical aftermarket remanufacturing and distribution facilities and reductions in the Company’s remanufactured diesel engine workforce totaling $657, other miscellaneous costs of $156 and a $1,298 credit for the reversal of an impairment charge recognized in the first quarter of 2003 on equipment that the Company has determined can be utilized in one of its other facilities.

Relative to the 2003 employee termination benefit charges, a total of $3,703 and $2,061 were paid in the second quarter and first quarter of 2003, respectively, and $7,655 and $164 are expected to be paid in the last six months of 2003 and in 2004, respectively.

Additional restructuring charges of between $4,000 and $7,000 associated with these actions are expected to be recorded during the last six months of 2003.

A charge totaling $618 comprised of $428 for the write down of assets and $190 for employee separation programs was charged to discontinued operations in the first quarter of 2003 and second quarter of 2003, respectively, in connection with the Company’s plans to exit its contract remanufacturing operation for gas engines in Beaumont, Texas (see Note 8).

In 2002, the Company recorded a charge of $2,824 in conjunction with plans for the closure of the manufacturing and administrative functions of its discontinued retail aftermarket gas engine business. The charge, which was reported as a component of the loss from discontinued operations, included $1,053 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 165 production and administrative employees. Payments of $300, $304 and $115 were made in 2002 and the first quarter and second quarter of 2003, respectively, and the remainder of $334 is expected to be paid during the last six months of 2003. The charge also included $1,771 for the estimated cost of closing facilities.

Also, in the first quarter of 2002, the Company recorded a restructuring credit of $4,375, consisting of a post-employment benefit curtailment gain related to employee separation programs associated with the closure and realignment of certain manufacturing operations announced in the fourth quarter of 2001.

In 2001, the Company recorded a charge of $39,349 in conjunction with plans for the closure and realignment of certain manufacturing facilities and administrative functions in the United States (“U.S.”), Canada and Europe. The charge included $26,727 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 820 production and administrative employees. A total of $2,482, $15,001, $4,809 and $144 were paid in 2001, 2002 and the first quarter and second quarter of 2003, respectively, and the remainder of approximately $4,291 is expected to be paid in 2004.

In May 2000, the Company recorded a charge of $35,222 for the realignment of certain manufacturing facilities. The charge included $27,098 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 860 employees, primarily production employees. A total of $5,011, $15,961, $3,087 and $2,931 were paid in fiscal year 2000, the five months ended December 31, 2000 and the years ended December 31, 2001 and 2002, respectively. An additional $3 was paid in the three months ended March 31, 2003 and approximately $105 is expected to be paid in the last six months of 2003.

The following table summarizes the reserve for restructuring charges for the six months ended June 30, 2003:

	Termination Benefits	Exit/Impairment Costs	Total

Reserve at December 31, 2002	$10,652	$2,994	$13,646	(a)
Payments and charges	(11,386)	(25,364)	(36,750)
Provisions	13,773	31,445	45,218	(b)

Reserve at June 30, 2003	$13,039	$9,075	$22,114	(a)

(a)	Includes $3,834 and $1,317 classified as liabilities of discontinued operations at December 31, 2002 and June 30, 2003, respectively.
(b)	Includes $618 classified as loss from discontinued operations.

5.  Recently Issued Accounting Standards

In 2001, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires companies to record the fair value of a liability for an obligation related to an asset retirement in the period in which it is incurred, which is adjusted to its present value each subsequent period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related long-lived asset. The Company adopted SFAS No. 143 effective January 1, 2003, and the adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

In 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 eliminates the classification of debt extinguishments as extraordinary items. The provisions of SFAS No. 145 related to the rescission of FASB Statements No. 44 and 64 and amendment of SFAS No. 13 and Technical Corrections were adopted by the Company in the second quarter of 2002. Adoption of these provisions did not have a material effect on the Company’s results of operations, financial position or cash flows. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were adopted effective January 1, 2003, and the extraordinary items resulting from debt extinguishments in 2002 and 2001 were reclassified as interest expense. Accordingly, interest expense, net, increased approximately $1,800 and income from continuing operations decreased approximately $1,100 in the second quarter of 2002 and interest expense decreased approximately $1,100 and income from continuing operations increased approximately $700 in the second quarter of 2001.

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

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting to require disclosure about those effects in interim financial information. The Company does not currently offer any type of stock-based employee compensation under SFAS No. 148; therefore the adoption of this interpretation did not have an impact on the Company’s consolidated financial position or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003. The Company is currently evaluating the effects, if any, that this standard will have on its results of operations and financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). The Company will adopt SFAS 150. Once adopted, and if applicable, the Company will be required to classify its Preferred Stock as a liability and the corresponding accrued dividends as a component of interest expense.

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

7.  Acquisitions

During the six months ended June 30, 2003, the Company completed the acquisition of 51% of Hubei Delphi Automotive Generators Company, Ltd. (“Hubei”), a manufacturer of automotive and heavy duty generators for the original equipment market and aftermarket based in China, for $3,600 in cash. Net assets acquired were $8,100 ($3,800 net of minority interest), including cash of $3,600. Also, during the six months ended June 30, 2003, the Company made payments totaling $3,064 under contractual put agreements to purchase additional shares from the minority shareholders of World Wide Automotive, Inc. (“World Wide”), which was acquired in 1997. These payments increased the Company’s ownership percentage of World Wide from 94.0% to 97.2%. The Company made payments totaling $1,396 under contractual put agreements to purchase additional shares from the minority shareholder of Power Investments, Inc. (“Power”), which was acquired in 1996. These payments increased the Company’s ownership percentage of Power from 93.4% to 95.2%. The Company also made payments of $459 on notes issued in connection with the acquisition of certain parts of the Delphi Corporation (“Delphi”) alternator business in the fourth quarter of 2002.

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

In the first quarter of 2003, the Company completed plans to exit its contract remanufacturing operation for gas engines in Beaumont, Texas. Operating results for this business have been classified as discontinued operations. A charge totaling $618 comprised of $428 for the write down of assets and $190 for employee separation programs was charged to discontinued operations in the first quarter of 2003 and second quarter of 2003, respectively, relative to the exit of the Beaumont facility.

In the second quarter of 2002, the Company concluded that its retail aftermarket gas engine business does not fit with its strategic objectives and completed plans to exit the business. In connection with the discontinuance of the business charges of $26,473 in the second quarter of 2002 and $1,775 in the fourth quarter of 2002 were recorded to write down the relevant assets to their estimated realizable value. An additional charge of $2,824 was recorded in the third quarter of 2002 for the estimated cost of employee termination benefits and closure of facilities (Note 4). Estimated future taxable income relative to discontinued operations, both in the U.S. and Canada, and reversing taxable temporary differences, are not sufficient to absorb the losses recorded. Therefore, a valuation allowance equal to the 2002 income tax effect of the losses was established in the third quarter of 2002.

Assets of $643 at June 30, 2003 consisted primarily of cash and inventories. Liabilities of $2,240 at June 30, 2003 consisted primarily of accounts payable and accrued restructuring charges. Net sales and loss before income tax from all discontinued operations (excluding gains and losses on disposal) are as follows:

	Three Month Period Ended June 30		Six Month Period Ended June 30

	2003	2002	2003	2002

Net sales	$457	$14,161	$9,651	$30,711
Loss before tax	(640)	(8,092)	(4,387)	(13,540)

The loss from discontinued operations before tax in the six months ended June 30, 2003 of $1,970 consisted of operating losses of $3,769, the aforementioned restructuring charges of $618, offset by the gain on the sale of Tractech and Kraftube of $2,417.

The loss from discontinued operations before tax in the six months ended June 30, 2002 of $40,013 consisted of operating losses of $7,921, interest expense of $5,619 and the loss on the disposal of the retail aftermarket gas engine business of $26,473.

9.  Income Taxes

The six months ended June 30, 2002 effective tax rate is reflective of the U.S. statutory rate (35%), adjusted for state income taxes and the tax impact from foreign operations. The six months ended June 30, 2003 effective tax rate is not reflective of the US statutory rate. This is due primarily to management’s decision to establish a valuation allowance against the deferred tax assets related to the year to date 2003 domestic losses. The year to date rate reflects the tax impact of income from foreign operations, including dividend withholding taxes of $2,900.

10.  Commitments and Contingencies

From time to time, the Company is party to various legal actions in the normal course of its business, including those related to commercial transactions, product liability, safety, health, taxes, environmental and other matters.

(i)	Remy Mexico Holdings, S. de R.L. de C.V. (“RMH”), an indirect subsidiary of the Company, and GCID Autopartes, S.A. De C.V. (“GCID”) are parties to a series of agreements, including a partnership agreement. The partnership agreement created Delco Remy Mexico, S. de R.L. de C.V. (“DRM”), which operates certain manufacturing facilities in Mexico. GCID is the minority partner with a 24% ownership interest. RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements and to sell its 24% interest in exchange for a $13,000 termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under the partnership agreement, alleging that RMH had failed to conduct the business of the partnership in accordance with that agreement. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association seeking damages for the alleged breaches of the partnership agreement and breaches of fiduciary duty. RMH has denied any such breaches.

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

The arbitration hearing began the week of May 19, 2003 and is scheduled to continue the week of August 19, 2003.

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

(ii)	On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (the “UAW”) and its Local Union 662 filed suit against the Company and Delco Remy America, Inc. (“DRA”) in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits (“SUB”) plan. The plaintiffs allege that the SUB plan provides supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20,000 for employees who were terminated as a result of the closure of DRA’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also seek to enforce terminated provisions of a Health Care Program which the plaintiffs allege provides the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify DRA’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003 to which the Company filed an answer on July 24, 2003. A case management plan has been approved by the magistrate, and the trial is currently expected to begin in October of 2004. The Company denies the material allegations of the complaint, denies any wrongdoing and intends to defend itself vigorously.

(iii)	The Remy Reman facilities in Mississippi identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. The state requested further information regarding the disclosure and the subsidiary responded to the information requests in April of 2003. The facilities are currently in compliance with the air permit requirements.

(iv)	In April 2003, the Virginia Department of Environmental Quality issued a warning letter with respect to similar possible violations voluntarily disclosed to them with respect to the World Wide facility in Virginia. The necessary permit application was submitted, the permit was issued, and no further corrective action is necessary. Because the violation has been corrected, and based on the state’s enforcement practice manual, we do not believe state environmental agency intends to pursue enforcement or penalty actions for the past violations. However, if any such claim were pursued, the Company does not believe that the costs of such matters, if any, will have a material adverse effect on the Company’s results of operations, business or financial condition.

(v)	The Company may also be required to make additional payments in connection with its acquisitions of M & M Knopf Auto Parts, Inc., Delco Remy Mexico, S. de R.L. de C.V., Mazda North American Operations (“Mazda NA”) and AutoMatic Transmission International A/S. The Company expects that the aggregate amount of these additional payments will be in the range of $15,000 to $28,000 payable in 2003 to 2006.

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

Beginning in February 2003, the Company entered into a series of non-deliverable currency forward contracts and did not designate these as hedges. Therefore, gains and losses from changes in the market value of these non-deliverable forwards are recorded in the consolidated statement of operations as they occur.

12.  Long-term Debt

On May 29, 2003, certain Mexican subsidiaries of the Company entered into a machinery and equipment sale-leaseback financing transaction with GE Mexico. Net cash proceeds were $4,545, net of a security deposit of $2,189. Under the terms of this agreement, the relevant subsidiaries must maintain certain net worth, earnings before interest, taxes, depreciation and amortization (as defined) and sales levels, in addition to other requirements normally associated with this type of financing. The Company has accounted for this transaction as a financing transaction in accordance with SFAS No. 66 and SFAS No. 98. Accordingly, the Company has recorded an obligation of $6,734.

On May 13, 2003, the Company entered into Amendment No. 3 to the Senior Credit Facility for the purpose of modifying certain financial covenants to reflect several changes to the Company’s business, including principally the sale of Tractech and Kraftube and the restructuring charges recorded in the first quarter of 2003. Additionally, the amendment allowed for the financing of certain fixed assets located in Mexico and certain other modifications.

13.  Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

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

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at June 30, 2003 and December 31, 2002 and for the three-month and the six-month periods ended June 30, 2003 and 2002.

The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

The following table sets forth the Guarantor and direct Non-Guarantor Subsidiaries:

Guarantor Subsidiaries	Non-Guarantor Subsidiaries

Delco Remy America, Inc.	Delco Remy Hungary KFT (formerly Autovill RT Ltd.)
Nabco, Inc.	Delco Remy UK Limited
Power Investments, Inc.	Delco Remy International (Europe) GmbH
Franklin Power Products, Inc.	Remy India Holdings, Inc.
International Fuel Systems, Inc.	Remy Korea Holdings, Inc.
Power Investments Marine, Inc.	World Wide Automotive Distributors, Inc.
Marine Corporation of America	Central Precision Limited
Powrbilt Products, Inc.	Electro Diesel Rebuild BVBA
World Wide Automotive, Inc.	Electro-Rebuild Tunisia S.A.R.L.
Ballantrae Corporation	Delco Remy Mexico, S. de R.L. de C.V.
Williams Technologies, Inc.	Publitech, Inc.
Engine Master, L.P.	Delco Remy Brazil, Ltda.
M & M Knopf Auto Parts, L.L.C.	Delco Remy Remanufacturing, S. de R.L. de C.V.
Reman Holdings, L.L.C.	Delco Remy Germany GmbH
Remy International, Inc.	Remy Componentes S. de R. L. de C. V.
Jax Reman, L.L.C.	Delco Remy Belgium BVBA
Remy Reman, L.L.C.	Magnum Power Products, L.L.C.
Elmot-DR, Sp.zo.o.
XL Component Distribution Ltd.
AutoMatic Transmission International A/S

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
June 30, 2003
(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$(7)	$10,144	—		$10,138
Trade accounts receivable, net	—	135,785	33,180	—		168,965
Other receivables	—	3,727	9,373	—		13,100
Inventories	—	235,856	72,904	(1,002	)(c)	307,758
Deferred income taxes	14,066	—	200	—		14,266
Assets of discontinued operations	—	1,551	(908)	—		643
Other current assets	4,547	1,086	8,273	—		13,906

Total current assets	18,614	377,998	133,166	(1,002)		528,776
Property and equipment	57	181,842	112,378	—		294,277
Less accumulated depreciation	(42)	(129,548)	(36,203)	—		(165,793)

Property and equipment, net	15	52,294	76,175	—		128,484
Deferred financing costs, net	15,247	—	—	—		15,247
Goodwill, net	—	113,937	6,920	—		120,857
Investments in joint ventures	418,275	—	—	(412,184	)(a)	6,091
Deferred income taxes	12,782	13	(2,565)	—		10,230
Other assets	9,877	4,544	4,812	—		19,233

Total assets	$474,810	$548,786	$218,508	$(413,186)		$828,918

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,680	$79,588	$59,420	$—		$141,688
Intercompany accounts	(17,893)	11,734	6,760	(601	)(c)	—
Accrued interest	9,730	—	—	—		9,730
Accrued restructuring charges	83	13,068	334	—		13,485
Liabilities of discontinued operations	—	1,191	1,049	—		2,240
Other liabilities and accrued expenses	15,765	47,106	17,579	—		80,450
Current portion of debt	—	1,029	34,704	—		35,733

Total current liabilities	10,365	153,716	119,846	(601)		283,326
Long-term debt, less current portion	577,378	17,338	10,212	—		604,928
Post-retirement benefits other than pensions	—	17,459	—	—		17,459
Accrued pension benefits	—	16,473	—	—		16,473
Accrued restructuring charges	—	7,312	—	—		7,312
Other non-current liabilities	4,753	5,526	1,359	—		11,638
Minority interest in subsidiaries	—	6,533	13,866	—		20,399
Redeemable preferred stock	290,015	—	—	—		290,015
Stockholders’ equity:
Common stock:
Class A shares	—	—	—	—		—
Class B shares	3	—	—	—		3
Class C shares	—	—	—	—		—
Subsidiary investment	—	316,201	63,542	(379,743	)(a)	—
Retained earnings (deficit)	(407,704)	14,944	17,898	(32,842	)(b)	(407,704)
Accumulated other comprehensive loss	—	(6,716)	(8,215)	—		(14,931)

Total stockholders’ equity (deficit)	(407,701)	324,429	73,225	(412,585)		(422,632)

Total liabilities and stockholders’ equity (deficit)	$474,810	$548,786	$218,508	$(413,186)		$828,918

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2002

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Assets
Current assets:
Cash and cash equivalents	$1	$163	$12,262	$—		$12,426
Trade accounts receivable, net	—	114,959	28,013	—		142,972
Other receivables	—	2,456	9,138	—		11,594
Inventories	—	229,451	52,682	(1,109	)(c)	281,024
Deferred income taxes	14,924	(1,567)	1,066	—		14,423
Assets of discontinued operations	—	20,901	19,592	—		40,493
Other current assets	6,039	1,381	7,897	—		15,317

Total current assets	20,964	367,744	130,650	(1,109)		518,249
Property and equipment	57	196,135	93,843	—		290,035
Less accumulated depreciation	(36)	(106,989)	(25,970)	—		(132,995)

Property and equipment, net	21	89,146	67,873	—		157,040
Deferred financing costs, net	17,268	—	—	—		17,268
Goodwill, net	—	112,042	6,920	—		118,962
Investments in joint ventures	451,616	—	—	(439,725	)(a)	11,891
Deferred income taxes	16,686	(1,012)	(2,661)	—		13,013
Other assets	9,581	4,656	2,159	—		16,396

Total assets	$516,136	$572,576	$204,941	$(440,834)		$852,819

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$790	$88,827	$48,898	$—		$138,515
Intercompany accounts	(9,592)	37,113	(26,920)	(601	)(c)	—
Accrued interest	9,743	—	—	—		9,743
Accrued restructuring charges	—	4,606	555	—		5,161
Liabilities of discontinued operations	—	9,424	7,820	—		17,244
Other liabilities and accrued expenses	7,709	44,961	12,812	—		65,482
Current portion of debt	—	991	29,199	—		30,190

Total current liabilities	8,650	185,922	72,364	(601)		266,335
Long-term debt, less current portion	568,710	17,861	9,811	—		596,382
Post-retirement benefits other than pensions	—	23,553	—	—		23,553
Accrued pension benefits	454	13,973	—	—		14,427
Accrued restructuring charges	—	4,651	—	—		4,651
Other non-current liabilities	4,918	6,405	962	—		12,285
Minority interest in subsidiaries	—	9,456	8,394	—		17,850
Redeemable preferred stock	274,074	—	—	—		274,074
Stockholders’ equity:
Common stock:
Class A shares	—	—	—	—		—
Class B shares	3	—	—	—		3
Class C shares	—	—	—	—		—
Subsidiary investment	—	291,416	108,650	(400,066	)(a)	—
Retained earnings (deficit)	(340,673)	25,326	14,841	(40,167	)(b)	(340,673)
Accumulated other comprehensive loss	—	(5,987)	(10,081)	—		(16,068)

Total stockholders’ equity (deficit)	(340,670)	310,755	113,410	(440,233)		(356,738)

Total liabilities and stockholders’ equity (deficit)	$516,136	$572,576	$204,941	$(440,834)		$852,819

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Month Period Ended June 30, 2003
(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Net sales	$—	$281,789	$144,638	$(154,295	)(a)	$272,132
Cost of goods sold	—	246,670	128,741	(154,295	)(a)	221,116

Gross profit	—	35,119	15,897	—		51,016
Selling, general and administrative expenses	3,553	17,439	3,905	—		24,897
Restructuring credit	—	(485)	—	—		(485)

Operating (loss) income	(3,553)	18,165	11,992	—		26,604
Interest expense, net	(14,278)	(2,034)	(460)	—		(16,772)
Other non-operating income (expense)	—	44	(354)	—		(310)

Income (loss) from continuing operations before income taxes (benefit), minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(17,831)	16,175	11,178	—		9,522
Income tax expense (benefit)	8,946	(10,566)	6,524	—		4,904
Minority interest	—	(209)	(763)	—		(972)
Loss from unconsolidated joint ventures	—	—	(5,012)	—		(5,012)
Equity in earnings of subsidiaries	24,771	—	—	(24,771	)(b)	—

Net (loss) income from continuing operations	(2,006)	26,532	(1,121)	(24,771)		(1,366)
Discontinued operations:
Loss from discontinued operations	—	(610)	(30)	—		(640)
Income tax benefit	—	—	—	—		—

Net loss from discontinued operations	—	(610)	(30)	—		(640)

Net (loss) income	(2,006)	25,922	(1,151)	(24,771)		(2,006)
Preferred dividends	8,385	—	—	—		8,385

Income (loss) attributable to common stockholders	$(10,391)	$25,922	$(1,151)	$(24,771)		$(10,391)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Three Month Period Ended June 30, 2002
(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Net sales	$—	$274,408	$107,791	$(112,239	)(a)	$269,960
Cost of goods sold	—	242,510	93,635	(112,239	)(a)	223,906

Gross profit	—	31,898	14,156	—		46,054
Selling, general and administrative expenses	3,151	17,281	4,113	—		24,545

Operating (loss) income	(3,151)	14,617	10,043	—		21,509
Interest expense, net	(14,193)	(975)	(312)	—		(15,480)
Other non-operating (expense) income	—	(88)	210	—		122

Income (loss) from continuing operations before income taxes (benefit), minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(17,344)	13,554	9,941	—		6,151
Income tax (benefit) expense	(8,191)	7,299	3,307	—		2,415
Minority interest	—	(612)	(1,120)	—		(1,732)
Loss from unconsolidated joint ventures	—	(1)	(269)	—		(270)
Equity in earnings of subsidiaries	(18,433)	—	—	18,433	(b)	—

Net (loss) income from continuing operations	(27,586)	5,642	5,245	18,433		1,734
Discontinued operations:
Loss from discontinued operations	—	(14,790)	(19,775)	—		(34,565)
Income tax benefit	—	(5,744)	499	—		(5,245)

Net loss from discontinued operations	—	(9,046)	(20,274)	—		(29,320)

Net loss	(27,586)	(3,404)	(15,029)	18,433		(27,586)

Preferred dividends	7,623	—	—	—		7,623

Loss attributable to common stockholders	$(35,209)	$(3,404)	$(15,029)	$18,433		$(35,209)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Six Month Period Ended June 30, 2003
(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Net sales	$—	$546,443	$279,159	$(296,900	)(a)	$528,702
Cost of goods sold	—	480,915	250,240	(296,900	)(a)	434,255

Gross profit	—	65,528	28,919	—		94,447
Selling, general and administrative expenses	7,615	34,681	9,047	—		51,343
Restructuring charges	—	44,600	—	—		44,600

Operating (loss) income	(7,615)	(13,753)	19,872	—		(1,496)
Interest expense, net	(28,496)	(1,505)	(887)	—		(30,888)
Other non-operating income (expense)	—	44	(130)	—		(86)

Income (loss) from continuing operations before income taxes (benefit), minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(36,111)	(15,214)	18,855	—		(32,470)
Income tax expense (benefit)	7,654	(6,366)	8,876	—		10,164
Minority interest	—	355	(1,114)	—		(759)
Loss from unconsolidated joint ventures	—	—	(5,727)	—		(5,727)
Equity in earnings of subsidiaries	(7,325)	—	—	7,325	(b)	—

Net (loss) income from continuing operations	(51,090)	(8,493)	3,138	7,325		(49,120)
Discontinued operations:
Loss from discontinued operations	—	(1,889)	(81)	—		(1,970)
Income tax benefit	—	—	—	—		—

Net loss from discontinued operations	—	(1,889)	(81)	—		(1,970)

Net (loss) income	(51,090)	(10,382)	3,057	7,325		(51,090)
Preferred dividends	15,941	—	—	—		15,941

Income (loss) attributable to common stockholders	$(67,031)	$(10,382)	$3,057	$7,325		$(67,031)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the Six Month Period Ended June 30, 2002
(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Net sales	$—	$532,042	$204,867	$(218,211	)(a)	$518,698
Cost of goods sold	—	471,586	176,139	(218,211	)(a)	429,514

Gross profit	—	60,456	28,728	—		89,184
Selling, general and administrative expenses	5,795	33,500	8,238	—		47,533
Restructuring credits	—	(4,374)	(1)	—		(4,375)

Operating (loss) income	(5,795)	31,330	20,491	—		46,026
Interest expense, net	(26,541)	(2,309)	(506)	—		(29,356)
Other non-operating (expense) income	—	(88)	229	—		141

Income (loss) from continuing operations before income taxes (benefit), minority interest, loss from unconsolidated joint ventures, equity in earnings of subsidiaries and cumulative effect of change in accounting principle	(32,336)	28,933	20,214	—		16,811
Income tax expense (benefit)	(10,439)	10,911	5,373	—		5,845
Minority interest	—	(1,117)	(2,418)	—		(3,535)
Loss from unconsolidated joint ventures	—	—	(1,470)	—		(1,470)
Equity in earnings of subsidiaries	(78,959)	—	—	78,959	(b)	—

Net (loss) income from continuing operations before cumulative effect of change in accounting principle	(100,856)	16,905	10,953	78,959		5,961
Discontinued operations:
Loss from discontinued operations	—	(18,621)	(21,392)	—		(40,013)
Income tax benefit	—	(7,372)	—	—		(7,372)

Net loss from discontinued operations	—	(11,249)	(21,392)	—		(32,641)
Cumulative effect of change in accounting principle	—	(55,596)	(18,580)	—		(74,176)

Net loss	(100,856)	(49,940)	(29,019)	78,959		(100,856)
Preferred dividends	14,382	—	—	—		14,382

Loss attributable to common stockholders	$(115,238)	$(49,940)	$(29,019)	$78,959		$(115,238)

(a)        Elimination of intercompany sales and cost of sales.

(b)        Elimination of equity in net income of consolidated subsidiaries.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Six Month Period Ended June 30, 2003
(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Operating activities:
Net (loss) income	$(51,090)	$(10,382)	$3,057	$7,325	(a)	$(51,090)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss from discontinued operations	—	4,306	81	—		4,387
Gain on disposal of discontinued operations	—	(2,417)	—	—		(2,417)
Depreciation	5	7,602	4,451	—		12,058
Amortization	498	62	182	—		742
Minority interest in subsidiaries	—	(355)	1,114	—		759
Loss from unconsolidated joint ventures	—	—	5,727	—		5,727
Equity in earnings of subsidiary	7,325	—	—	(7,325)	(a)	—
Deferred income taxes	1,938	—	1,003	—		2,941
Post-retirement benefits other than pensions	—	(6,094)	—	—		(6,094)
Accrued pension benefits	(454)	2,500	—	—		2,046
Non-cash interest expense	2,370	—	—	—		2,370
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(20,826)	(572)	—		(21,398)
Inventories	—	(6,512)	(18,852)	—		(25,364)
Accounts payable	1,890	(9,239)	7,821	—		472
Intercompany accounts	8,301	25,379	(33,680)	—		—
Other current assets and liabilities	9,618	1,394	1,152	—		12,164
Restructuring changes	—	44,600	—	—		44,600
Cash payments for restructuring charges	—	(11,626)	(224)	—		(11,850)
Other non-current assets and liabilities, net	10,931	(30,738)	21,593	—		1,786

Net cash (used in) provided by operating activities of continuing operations	(8,668)	(12,346)	(7,147)	—		(28,161)
Investing activities:
Acquisitions, net of cash acquired	—	(4,460)	(459)	—		(4,919)
Net proceeds on sale of businesses	—	25,525	2,351			27,876
Purchases of property and equipment	—	(4,122)	(4,844)	—		(8,966)

Net cash provided by (used in) investing activities of continuing operations	—	16,943	(2,952)	—		13,991
Financing activities:
Net borrowings (repayments) under revolving line of credit and other	8,668	(485)	1,821	—		10,004
Issuance of long-term debt	—	—	4,545	—		4,545

Net cash provided by (used in) financing activities of continuing operations	8,668	(485)	6,366	—		14,549
Effect of exchange rate changes on cash	—	—	273	—		273
Cash flows of discontinued operations	—	(4,283)	1,343	—		(2,940)

Net (decrease) increase in cash and cash equivalents	—	(171)	(2,117)	—		(2,288)
Cash and cash equivalents at beginning of period	1	164	12,261	—		12,426

Cash and cash equivalents at end of period	$1	$(7)	$10,144	$—		$10,138

(a)	Elimination of equity in earnings of subsidiaries.

Delco Remy International, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the Six Month Period Ended June 30, 2002
(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Operating activities:
Net (loss) income	$(100,856)	$(49,940)	$(29,019)	$78,959	(a)	$(100,856)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	—	55,596	18,580	—		74,176
Loss from discontinued operations	—	5,678	4,030	—		9,708
Loss on disposal of discontinued operations	5,571	17,362	—	—		22,933
Depreciation	6	9,296	3,723	—		13,025
Amortization	—	—	72	—		72
Equity in earnings of subsidiaries	78,959	—	—	(78,959	) (a)	—
Minority interest in subsidiaries	—	1,117	2,418	—		3,535
Loss from unconsolidated joint ventures	—	—	1,470	—		1,470
Deferred income taxes	(3,455)	—	1,773	—		(1,682)
Post-retirement benefits other than pensions	—	(3,143)	—	—		(3,143)
Accrued pension benefits	(131)	1,013	(799)	—		83
Non-cash interest expense	1,228	338	—	—		1,566
Changes in operating assets and liabilities, net of acquisitions and non-cash special charges:
Accounts receivable	—	(24,965)	(4,031)	—		(28,996)
Inventories	—	1,976	(6,171)	—		(4,195)
Accounts payable	(540)	10,603	19,107	—		29,170
Intercompany accounts	1,853	16,785	(18,638)	—		—
Other current assets and liabilities	(10,445)	23,022	(8,771)	—		3,806
Restructuring credits	—	(4,375)	(1)	—		(4,376)
Cash payments for restructuring charges	—	(8,608)	(704)	—		(9,312)
Other non-current assets and liabilities, net	(5,109)	(15,349)	19,224	—		(1,234)

Net cash (used in) provided by operating activities of continuing operations	(32,919)	36,406	2,263	—		5,750
Investing activities:
Acquisitions, net of cash acquired	—	(7,399)	—	—		(7,399)
Purchases of property and equipment	—	(5,619)	(3,528)	—		(9,147)
Investments in joint ventures	(3,000)	—	—	—		(3,000)

Net cash used in investing activities of continuing operations	(3,000)	(13,018)	(3,528)	—		(19,546)
Financing activities:
Net borrowings (repayments) under revolving line of credit and other	42,967	(21,390)	15,876	—		37,453
Deferred financing costs	(6,803)	—	—	—		(6,803)
Distributions to minority interest	—	—	(1,800)	—		(1,800)

Net cash provided by (used in) financing activities of continuing operations	36,164	(21,390)	14,076	—		28,850
Effect of exchange rate changes on cash	—	1,652	273	—		1,925
Cash flows of discontinued operations	—	(3,684)	(3,019)	—		(6,703)

Net increase (decrease) in cash and cash equivalents	245	(34)	10,065	—		(10,276)
Cash and cash equivalents at beginning of period	—	115	22,469	—		22,584

Cash and cash equivalents at end of period	$245	$81	$32,534	$—		$32,860

(a)        Elimination of equity in earnings of subsidiaries.

Item 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

In the first quarter of 2003, the Company recorded a restructuring charge totaling $45.1 million relative to the closure of its starter and alternator manufacturing operations in Anderson, Indiana and electrical aftermarket remanufacturing and distribution facilities in Reed City, Michigan, and the consolidation of its alternator and starter remanufacturing operations in Mississippi. The majority of this charge relates to the closure of manufacturing facilities in Anderson, Indiana and consisted of employee termination benefits of approximately $13.0 million, a pension and post-employment benefit net curtailment gain of $5.4 million, the write down of certain fixed assets and accrual of certain contract termination costs totaling $37.3 million and other costs totaling $0.2 million. In the second quarter of 2003, the Company recorded a net restructuring credit of $0.5 million, consisting of employee termination benefits associated with the aforementioned electrical aftermarket remanufacturing and distribution facilities and reductions in the Company’s remanufactured diesel engine workforce totaling $0.6 million, other miscellaneous costs of $0.2 million, and a $1.3 million credit for the reversal of an impairment charge recorded in the first quarter of 2003 on equipment that the Company subsequently determined it can utilize in one of its other facilities.

In the first quarter of 2002, the Company recorded a restructuring credit of $4.4 million, consisting of a post-employment benefit curtailment gain related to employee separation programs associated with the closure and realignment of certain manufacturing operations announced in the fourth quarter of 2001.

As a result of the Company’s adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS No. 145), a $1.8 million ($1.1 million after tax) loss on the early extinguishment of the Company’s $200 million revolving credit facility recorded in the second quarter of 2002 has been reclassified from extraordinary items to interest expense and income taxes. Accordingly, interest expense in the second quarter of 2002 has been increased $1.8 million and income taxes have been reduced $0.7 million from amounts previously reported.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net Sales

Net sales of $272.1 million in the second quarter of 2003 increased $2.2 million, or 0.8%, compared with the second quarter of 2002. Electrical Aftermarket sales increased $8.4 million due to seasonality and new business, partially offset by reduced sales to General Motors’ (“GM”) service parts organization resulting from its efforts to reduce inventory levels. Heavy-duty original equipment manufacturers (“OEM”) sales declined $3.1 million primarily due to lower customer volume. Automotive OEM sales decreased $2.6 million primarily due to lower volumes to GM, partially offset by increased non-GM customer demand. Powertrain/drivetrain sales declined $0.4 million primarily due to industry trends affecting the transmission business, including reductions in service parts inventory by GM and the introduction of more restrictive warranty programs at Ford. Third party sales in the core services business decreased marginally by $0.1 million. Consolidated net sales were also positively impacted by favorable foreign currency exchange rates.

Gross Profit

Gross profit of $51.0 million in the second quarter of 2003 increased $5.0 million, or 10.8%, compared with the second quarter of 2002, and as a percentage of net sales improved to 18.7% in the second quarter of 2003 compared with 17.1% in the second quarter of 2002. OEM Heavy-duty and Automotive gross profit increased $2.2 million and $1.3 million, respectively, as lower sales were offset by the initial benefits of the first quarter 2003 cost reduction and restructuring actions. Electrical aftermarket gross profit increased $1.9 million due to higher sales volume, partially offset by unfavorable product mix. Gross profit on powertrain/drivetrain sales declined $1.2 million due to lower overall sales volume, higher sales of lower margin products in transmissions and a higher ratio of parts sales to diesel engine sales. Gross profit on core services increased $0.8 million.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses of $24.9 million in the second quarter of 2003 increased $0.4 million from $24.5 million in the second quarter of 2002. As a percentage of net sales, SG&A expenses were 9.1% in the second quarter of both 2003 and 2002. The year over year increase in spending primarily reflects investments in product engineering, distribution and marketing programs, mostly offset by overall cost control efforts.

Operating Income

Operating income of $26.6 million in the second quarter of 2003 increased $5.1 million, or 23.7%, compared with $21.5 million in the second quarter of 2002, and as a percentage of sales improved from 8.0% in 2002 to 9.8% in 2003. This growth reflects the sales, gross profit and SG&A expense items discussed above and the $0.5 million restructuring credit recorded in the second quarter of 2003.

Interest Expense

Interest expense of $16.8 million increased $1.3 million in the second quarter of 2003 compared with the second quarter of 2002. The decrease in interest due to lower interest rates was more than offset by a net increase in interest costs allocated to continuing operations. Year over year, there was a decrease in interest expense charged to discontinued operations of $2.9 million, partially offset by a $1.8 million loss recorded in the second quarter of 2002 in connection with the early retirement of the Company’s $200 million revolving credit facility.

Income Taxes

Income tax expense of $4.9 million in the second quarter of 2003 consisted entirely of income taxes on foreign earnings. The Company has established a valuation allowance relative to 2003 year-to-date domestic losses.

Minority Interest

Minority interest of subsidiaries of $1.0 million in the second quarter of 2003 compares with $1.7 million in the second quarter of 2002. This decrease reflects the purchase of additional shares from the minority shareholders of World Wide Automotive, Inc. (“World Wide”), Power Investments, Inc. (“Power”) and Delco Remy Korea, partially offset by minority interest relative to Hubei Delphi Automotive Generators Company, Ltd. (“Hubei”), which was acquired on March 31, 2003.

Loss From Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures of $5.0 million in the second quarter of 2003 compares with a loss of $0.3 million in the second quarter of 2002. This increase was primarily attributable to the write-off of the Company’s remaining investment in iPower Technologies, L.L.C. (“iPower”).

Loss From Discontinued Operations

The loss from discontinued operations before tax in the second quarter of 2003 of $0.6 million consisted of operating losses in the retail and contract remanufacturing gas engine businesses. The pre-tax loss or $34.6 million in the second quarter of 2002 consisted of the estimated $26.5 million loss on the disposition of the retail gas engine business, operating losses of $5.2 million and interest expense of $2.9 million.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net Sales

Net sales of $528.7 million in the first six months of 2003 increased $10.0 million, or 1.9%, compared with the comparable period of 2002. Electrical Aftermarket sales increased $5.4 million due to seasonality and new business wins in the second quarter of 2003, partially offset by reduced sales to GM service parts organization and, in the first quarter of 2003, retail customer inventory reductions. Powertrain/drivetrain sales increased $2.2 million primarily due to higher transmission sales in the first quarter of 2003, partially offset by reductions in service parts inventory by GM and the introduction of more restrictive warranty programs at Ford during the second quarter of 2003. Automotive OEM sales increased $2.3 million due to higher sales to GM during the first quarter of 2003 and increased non-GM customer demand during the second quarter of 2003, partially offset by lower unit volume, primarily on sales to GM, in the second quarter of 2003. Heavy-duty OEM sales declined $2.2 million due primarily to lower customer volume during the second quarter of 2003, partially offset by higher sales in the first quarter of 2003 reflecting customer promotional programs. Third party sales in the core services business increased $2.3 million. Consolidated net sales were also positively impacted by favorable foreign currency exchange rates.

Gross Profit

Gross profit of $94.4 million in the first six months of 2003 increased $5.3 million, or 5.9%, compared with the comparable period of 2002, and as a percentage of net sales improved to 17.9% in the six months of 2003 compared with 17.2% in the six months of 2002. OEM Heavy-duty and Automotive gross profit increased $6.2 million and $1.2 million, respectively, due to Automotive sales growth and the initial benefits of the first quarter 2003 cost reduction and restructuring actions, partially offset by the negative effect of strengthening foreign currencies on costs in foreign production facilities during the first quarter of 2003. Electrical aftermarket gross profit declined $1.1 million due to unfavorable product mix, which offset higher sales volume. Gross profit on powertrain/drivetrain sales declined $2.6 million due to higher sales of lower margin products in transmissions and a higher ratio of parts sales to diesel engine sales. Gross profit on core services increased $1.6 million due to sales volume growth.

Selling, General and Administrative Expenses

SG&A expenses of $51.3 million in the first six months of 2003 increased $3.8 million from $47.5 million in the comparable period of 2002. As a percentage of net sales, SG&A expenses were 9.7% in the six months of 2003 and 9.2% in the six months of 2002. The year over year increase in spending primarily reflects investments in product engineering, distribution and marketing programs, largely offset by overall cost control efforts.

Operating Income

An operating loss of $1.5 million in the first six months of 2003 and operating income of $46.0 million in the comparable period of 2002 reflect the aforementioned restructuring charge of $44.6 million and a credit of $4.4 million, respectively. The change in year over year results also reflects the realization of the initial benefits of the first quarter cost reduction and restructuring actions in 2003. These benefits more than offset costs, primarily in the first quarter of 2003, arising from the shut down and move of operations and investments in marketing and product engineering programs primarily related to incremental business awarded in the alternator product line.

Interest Expense

Interest expense of $30.9 million in the first six months of 2003 increased $1.5 million compared with the comparable period of 2002 due to a year over year decrease in interest expense charged to discontinued operations of $5.6 million and a $0.6 million increase in deferred financing costs relative to the Senior Credit Facility, partially offset by a $3.3 million decrease in interest on the Company’s Senior Credit Facility. Interest expense in 2002 includes a $1.8 million loss recorded in the second quarter in connection with the early retirement of the Company’s $200 million revolving credit facility.

Income Taxes

The Company recorded income tax expense of $10.2 million in the first six months of 2003 on a consolidated loss before tax of $32.5 million. Tax expense consisted of income taxes of $7.3 million on foreign earnings and a $2.9 million provision relative to dividend withholding tax on intercompany dividends that were declared in the first quarter of 2003. The Company has established a valuation allowance for the deferred tax assets arising from the 2003 domestic losses.

Minority Interest

Minority interest of subsidiaries of $0.8 million in the first six months of 2003 compares with $3.5 million in the comparable period of 2002. This decrease reflects the purchase of additional shares from the minority shareholders of World Wide, Power and Delco Remy Korea, as well as higher operating costs in certain of the relevant subsidiaries during the first quarter of 2003. Partially offsetting these decreases was minority interest relative to Hubei, which was acquired on March 31, 2003.

Loss From Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures of $5.7 million in the first six months of 2003 compares with $1.5 million in the comparable period of 2002. This increase reflects the write-off of the Company’s remaining investment in iPower, partially offset by the termination in 2002 of the Company’s joint venture, Continental ISAD Electrical Systems GmbH & Co., formed with Continental AG in 2000.

Loss From Discontinued Operations

The loss from discontinued operations before tax in the first six months of 2003 consisted of a pre-tax gain on the sale of Tractech and Kraftube of $2.4 million and operating losses of $4.4 million in the retail and contract remanufacturing gas engine business, Tractech and Kraftube. The sale of Tractech and Kraftube resulted in a capital loss from a tax basis and the resulting deferred tax asset was fully reserved based on the criteria of SFAS 109. The loss from discontinued operations before tax in the first six months of 2002 consisted of the estimated loss on the disposal of the retail gas engine business of $26.5 million, operating losses of $7.9 million and interest expense of $5.6 million.

Cumulative Effect of Change in Accounting Principle

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company recorded a $74.2 million charge to write down goodwill in certain of its operations in the first quarter of 2002. There was no income tax effect on this charge.

Liquidity and Capital Resources

The Company’s short-term liquidity needs include required debt service, including capital lease payments and repayments of short-term debt, day-to-day operating expenses, working capital requirements, funding of capital expenditures and minority interest buyouts under existing contractual commitments. Long-term liquidity requirements include principal payments of long-term debt and the funding of acquisitions. The Company’s principal sources of cash to fund its short-term liquidity needs consist of cash generated by operations and borrowings under the Senior Credit Facility. The Company also continues to explore additional funding arrangements, particularly at its international operations. The Company expects that the addition of financing agreements in the countries where these businesses operate would provide the Company with greater cash management flexibility and would also act as a natural hedge for the net investments.

On May 29, 2003, certain Mexican subsidiaries of the Company entered into a machinery and equipment sale-leaseback financing transaction with GE Mexico. Net cash proceeds were $4.5 million, net of a security deposit of $2.2 million. Under the terms of this agreement, the relevant subsidiaries must maintain certain net worth, earnings before interest, taxes, depreciation and amortization (as defined) and sales levels, in addition to other requirements normally associated with this type of financing. The Company has accounted for this transaction as a financing transaction in accordance with SFAS No. 66 and SFAS No. 98. Accordingly, the Company has recorded an obligation of $6.7 million.

On June 28, 2002, the Company entered into the Senior Credit Facility, a $250 million secured, asset based, revolving credit facility with a syndicate of banks led by Wachovia Bank, National Association and its subsidiary Congress Financial Corporation (the “Senior Credit Facility”). On May 13, 2003, the Company entered into Amendment No. 3 to the Senior Credit Facility for the purpose of modifying certain financial covenants to reflect several changes to the Company’s business, including principally the sale of Tractech and Kraftube and the restructuring charges recorded in the first quarter of 2003. Additionally, the amendment allowed for the financing of certain fixed assets located in Mexico (as discussed above) and certain other modifications. The Senior Credit Facility extends through March 31, 2006 and has provisions for annual extensions thereafter. The Company uses the Senior Credit Facility for general corporate purposes including, but not limited to, general operating and working capital needs.

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

Cash used in operating activities of continuing operations of $28.2 million in the first six months of 2003 compares with cash provided of $5.8 million in the comparable period of 2002. Cash usage in 2003 includes a $21.4 million increase in accounts receivable reflecting seasonal factors in the business and increased sales to customers with longer terms. This compares with a $29.0 million increase in the first six months of 2002. Receivables management measured in days of sales outstanding improved in 2003 compared with both the second quarter of 2002 and year-end 2002. Inventories increased $25.4 million in the first six months of 2003 compared with a $4.2 million increase in the first six months of 2002 due to increases to support the global capacity initiative and restructuring actions and to meet seasonal demand in the Electrical Aftermarket. Cash restructuring payments of $11.9 million in the first six months of 2003 consisted primarily of employee termination benefits relative to the 2001 and 2003 restructuring actions and facility related cost. Payments of $9.3 million in the first six months of 2002 consisted primarily of employee termination benefits relative to the 2001 restructuring actions. Offsetting these items in 2003 was a $12.2 million increase in other net current liabilities, including wages and benefits, interest and general accruals from year end, and in 2002, a $29.2 million increase in accounts payable reflecting higher production levels and timing of vendor payments.

Acquisition payments in the first six months of 2003 consisted of the purchase, under contractual put agreements, of increased ownership percentages in World Wide and Power of $4.5 million and a $0.4 million payment on notes relative to the acquisition of certain parts of the Delphi alternator business in the fourth quarter of 2002. In addition, the Company acquired 51% of Hubei in the first quarter of 2003 for $3.6 million in cash. Cash of $3.6 million was included in the opening balance sheet of this acquisition. Acquisition payments in the first six months of 2002 consisted of increased ownership percentages in World Wide and Power of $6.9 million and a contingent purchase price payment on the acquisition of Mazda NA of $0.5 million. The Company recorded proceeds on the sale of Tractech and Kraftube in the first quarter of 2003 of $27.9 million, net of expenses and pending finalization of working capital. Capital expenditures in both 2003 and 2002 were primarily for production, engineering and distribution equipment.

Net borrowings under the revolving line of credit in both years reflect the funding of net operating and investing activities, net of the change in cash balances. In the second quarter of 2003, the Company recorded net cash proceeds of $4.5 million relative to the sale-leaseback financing transaction with GE Mexico. The proceeds were used to reduce borrowings under the revolving line of credit. In the first six months of 2002, the Company made payments totaling $6.8 million for deferred financing costs in conjunction with the replacement of the Senior Credit Facility in the second quarter of 2002. Distributions to minority interests in 2002 of $1.8 million consisted of payments to the former minority shareholders of Delco Remy Korea.

The Company believes that cash generated from operations and divestitures, together with the amounts available under the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures, restructuring actions and working capital needs for at least the next twelve months, although no assurance can be given in this regard. The Company also continues to explore additional funding arrangements, particularly at its international operations. The Company expects that the addition of financing agreements in the countries where these businesses operate would provide the Company with greater cash management flexibility. The Company’s future operating performance and ability to extend or refinance its indebtedness will be dependant on future economic conditions and financial, business and other factors that may be beyond the Company’s control. For a description of certain legal proceedings involving the Company, see Footnote 10 to the Condensed Consolidated Financial Statements in Item 1 of this Part I.

Contingencies

The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. For a description of certain legal proceedings involving the Company, including an arbitration proceeding, which began in May 2003, see Note 10 to the Condensed Consolidated Financial Statements in Item 1 of this Part I.

Contractual Obligations and Contingent Liabilities and Commitments

The Company’s contractual obligations as of December 31, 2002 are provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Other than scheduled payments, there were no material changes to these commitments during the six months ended June 30, 2003.

The Company currently expects to make payments of approximately $7.0 million during the next six months for minority interest buy outs under existing contractual commitments.

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

Cash payments relative to the Company’s restructuring actions, including those for expected charges in the last six months of 2003, are currently estimated to be approximately $12.0 million in the last six months of 2003 and $10.0 million in 2004.

With respect to capital expenditures, the Company expects capital spending in the last six months of 2003 to approximate $15.0 million.

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

Foreign Operations

Approximately 24% of the Company’s net sales in the six months ending June 30, 2003 were derived from sales made to customers in foreign countries. The Company also has manufacturing operations located in certain foreign countries. Because of these foreign sales and manufacturing operations located in foreign countries, the Company’s business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

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

In connection with the restructuring actions initiated in the first quarter of 2003, the Company currently expects to record additional restructuring charges of approximately $4.0 million to $7.0 million during the last six months of 2003. These actions will also impact other operating expenses during 2003. The benefits of these actions were initially realized beginning late in the first quarter of 2003, and the Company expects that the full benefit will not be realized until the end of 2004.

The Company currently expects that operating performance in the third quarter of 2003 will be similar to the second quarter of 2003. Declining Automotive OEM sales are expected to be offset by moderate growth in Heavy-duty OEM sales and increased sales of Aftermarket products. Margins should continue to be favorably impacted by savings generated from the first quarter 2003 cost reductions and restructuring actions. These gains, however, are expected to be offset by unfavorable absorption due to the efforts to reduce the inventory that was built up for the global capacity program.

At June 30, 2003, the Company had unused federal net operating loss carry forwards of approximately $102.1 million that may be carried forward for periods of fifteen to twenty years and alternative minimum tax credit carry forwards of $2.9 million that may be carried forward indefinitely. A valuation allowance that represents operating loss carry forwards for which utilization is uncertain has been established. The Company currently believes that future taxable earnings, primarily in the United States, will be adequate to allow for realization of all net deferred tax assets. The valuation allowance will need to be adjusted in the event future taxable income is materially different than amounts estimated.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2003, there have been no material changes in the Company’s market risk exposure as described in Item 7A contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.	Controls and Procedures

(a)	Within 90 days prior to the date of the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting it to material information required to be included in the Company’s periodic SEC reports.

(b)	In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II OTHER INFORMATION
(dollars in thousands)

Item 1.	Legal Proceedings

From time to time, the Company is party to various legal actions in the normal course of its business.

(i)	Remy Mexico Holdings, S. de R.L. de C.V. (“RMH”), an indirect subsidiary of the Company, and GCID Autopartes, S.A. de C.V. (“GCID”) are parties to a series of agreements, including a partnership agreement. The partnership agreement created DRM, which operates certain manufacturing facilities in Mexico. GCID is the minority partner with a 24% ownership interest. RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements and to sell its 24% interest in exchange for a $13,000 termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under the partnership agreement, alleging that RMH had failed to conduct the business of the partnership in accordance with that agreement. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association seeking damages for the alleged breaches of the partnership agreement and breaches of fiduciary duty. RMH has denied any such breaches.

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

The arbitration hearing began the week of May 19, 2003 and is scheduled to continue the week of August 19, 2003.

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

(ii)	On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (the “UAW”) and its Local Union 662 filed suit against the Company and Delco Remy America, Inc. (“DRA”) in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits (“SUB”) plan. The plaintiffs allege that the SUB plan provides supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20,000 for employees who were terminated as a result of the closure of DRA’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also seek to enforce terminated provisions of a Health Care Program which the plaintiffs allege provides the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify DRA’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003 to which the Company filed an answer on July 24, 2003. A case management plan has been approved by the magistrate, and the trial is currently expected to begin in October of 2004. The Company denies the material allegations of the complaint, denies any wrongdoing and intends to defend itself vigorously.

(iii)	The Remy Reman facilities in Mississippi identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. The state requested further information regarding the disclosure and the subsidiary responded to the information requests in April of 2003. The facilities are currently in compliance with the air permit requirements.

(iv)	In April 2003, the Virginia Department of Environmental Quality issued a warning letter with respect to similar possible violations voluntarily disclosed to them with respect to the World Wide facility in Virginia. The necessary permit application was submitted, the permit was issued, and no further corrective action is necessary. Because the violation has been corrected, and based on the state’s enforcement practice manual, we do not believe state environmental agency intends to pursue enforcement or penalty actions for the past violations. However, if any such claim were pursued, the Company does not believe that the costs of such matters, if any, will have a material adverse effect on the Company’s results of operations, business or financial condition.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Report(s) on Form 8-K

(1)	Report dated May 8, 2003, disclosing that the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (the “UAW”) and its Local Union 662 had filed suit against the Registrant and Delco Remy America, Inc. (“DRA”), a wholly owned subsidiary of the Registrant, in Federal District Court in the Southern District of Indiana.

(2)	Report dated May 13, 2003, containing amendment No. 3 dated as of May 13, 2003, to the loan and security agreement dated as of June 28, 2002.

(3)	Report dated May 14, 2003, containing the press release dated May 13, 2003, announcing the 2003 first quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELCO REMY INTERNATIONAL, INC.

(Registrant)

Date: August 8, 2003	By:	/s/ RAJESH K. SHAH

Rajesh K. Shah Executive Vice President and Chief Financial Officer

Date: August 8, 2003	By:	/s/ ALLEN R. WILKIE

Allen R. Wilkie Vice President and Operations Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.