Form 10-Q
period 2003-09-30
DELCO REMY INTERNATIONAL INC
filed 2003-11-12
CIK 1046859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12B-2).    Yes  ☐    No  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

Outstanding as of October 15, 2003
Common Stock—Class A Common Stock—Class B Common Stock—Class C	1,000.00 2,485,337.49 16,687.00

Delco Remy International, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,040	$12,426
Trade accounts receivable, net	164,330	142,972
Other receivables	13,114	11,594
Inventories	303,792	281,024
Deferred income taxes	13,624	14,423
Assets of discontinued operations	—	40,493
Other current assets	15,853	15,317

Total current assets	522,753	518,249
Property and equipment	301,170	290,035
Less accumulated depreciation	(172,155)	(132,995)

Property and equipment, net	129,015	157,040

Deferred financing costs, net	14,347	17,268
Goodwill, net	121,391	118,962
Investments in joint ventures	6,167	11,891
Deferred income taxes	10,101	13,013
Other assets	21,108	16,396

Total assets	$824,882	$852,819

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$137,573	$138,515
Accrued interest	13,770	9,743
Accrued restructuring charges	12,095	5,161
Liabilities of discontinued operations	—	17,244
Other liabilities and accrued expenses	83,885	65,482
Current portion of debt	35,869	30,190

Total current liabilities	283,192	266,335
Long-term debt, less current portion	598,733	596,382
Post-retirement benefits other than pensions	17,713	23,553
Accrued pension benefits	15,943	14,427
Accrued restructuring charges	7,682	4,651
Other non-current liabilities	11,061	12,285
Commitments and contingencies

Minority interest in subsidiaries	20,284	17,850
Redeemable preferred stock	298,492	274,074

Stockholders’ deficit:
Common stock:
Class A shares	—	—
Class B shares	3	3
Class C shares	—	—
Retained deficit	(413,540)	(340,673)
Accumulated other comprehensive loss	(14,681)	(16,068)

Total stockholders’ deficit	(428,218)	(356,738)

Total liabilities and stockholders’ deficit	$824,882	$852,819

See Notes to Condensed Consolidated Financial Statements

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Month Period Ended September 30		Nine Month Period Ended September 30
	2003	2002	2003	2002

Net sales	$263,525	$257,799	$792,227	$776,497
Cost of goods sold	214,239	213,782	648,494	643,298

Gross profit	49,286	44,017	143,733	133,199

Selling, general and administrative expenses	24,382	24,874	75,811	72,266
Restructuring charges (credits)	2,663	—	47,263	(4,375)

Operating income	22,241	19,143	20,659	65,308

Interest expense, net	(15,518)	(12,889)	(46,406)	(42,245)

Income (loss) from continuing operations before income taxes, minority interest, loss from unconsolidated joint ventures and cumulative effect of change in accounting principle	6,723	6,254	(25,747)	23,063

Income tax expense	1,958	2,190	12,122	8,035
Minority interest	(1,466)	(1,286)	(2,225)	(4,821)
Loss from unconsolidated joint ventures	(182)	(1,230)	(5,909)	(2,700)

Net income (loss) from continuing operations before cumulative effect of change in accounting principle	3,117	1,548	(46,003)	7,507

Discontinued operations:
Loss from discontinued operations, net of tax	(476)	(12,556)	(4,863)	(22,265)
Gain (loss) on disposal of businesses, net of tax	—	(3,539)	2,417	(26,472)

Loss from discontinued operations	(476)	(16,095)	(2,446)	(48,737)

Cumulative effect of change in accounting principle, net	—	—	—	(74,176)

Net income (loss)	2,641	(14,547)	(48,449)	(115,406)
Accretion for redemption of preferred stock	8,477	7,427	24,418	21,809

Net loss attributable to common stockholders	$(5,836)	$(21,974)	$(72,867)	$(137,215)

See Notes to Condensed Consolidated Financial Statements

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Month Period Ended September 30
	2003	2002

Operating activities:
Net loss attributable to common stockholders	$(72,867)	$(137,215)
Adjustments to reconcile net loss attributable to common stockholders to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	—	74,176
Loss from discontinued operations	4,863	22,265
Loss (gain) on disposal of businesses	(2,417)	26,472
Depreciation	16,974	19,462
Amortization	1,091	402
Accretion for redemption of preferred stock	24,418	21,809
Minority interest in subsidiaries	2,225	4,821
Loss from unconsolidated joint ventures	5,909	2,700
Deferred income taxes	3,737	2,238
Post-retirement benefits other than pensions	(5,840)	(2,259)
Accrued pension benefits	1,516	(944)
Non-cash interest expense	3,770	2,663
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	(16,763)	(23,389)
Inventories	(21,399)	(5,225)
Accounts payable	(3,643)	5,216
Other current assets and liabilities	17,225	14,533
Restructuring charges (credits)	47,263	(4,375)
Cash payments for restructuring charges	(14,392)	(13,806)
Other non-current assets and liabilities, net	(3,550)	(159)

Net cash (used in) provided by operating activities of continuing operations	(11,880)	9,385

Investing activities:
Acquisitions, net of cash acquired	(9,546)	(13,918)
Net proceeds on sale of businesses	27,876	—
Purchases of property and equipment	(15,032)	(13,474)
Investments in joint ventures	—	(3,000)

Net cash provided by (used in) investing activities of continuing operations	3,298	(30,392)

Financing activities:
Proceeds from issuance of long-term debt	6,521	144,769
Retirement of long-term debt	—	(144,769)
Net borrowings under revolving line of credit and other	4,617	37,889
Deferred financing costs	—	(8,011)
Distributions to minority interests	—	(1,800)

Net cash provided by financing activities of continuing operations	11,138	28,078

Effect of exchange rate changes on cash	352	1,282

Cash flows of discontinued operations	(3,294)	(20,382)

Net decrease in cash and cash equivalents	(386)	(12,029)
Cash and cash equivalents at beginning of period	12,426	22,584

Cash and cash equivalents at end of period	$12,040	$10,555

See Notes to Condensed Consolidated Financial Statements

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands)

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The Company reclassified operating results and cash flows in 2002 to reflect the classification of the Company’s retail aftermarket gas engine business, contract remanufacturing gas engine business, Tractech, Inc. (“Tractech”) and Kraftube, Inc. (“Kraftube”) as discontinued operations. The Company also reclassified the balance sheet at December 31, 2002 to reflect the classification of the Company’s contract remanufacturing gas engine business, Tractech and Kraftube as discontinued operations. For more information on this matter refer to Note 6 and Note 8.

Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Other than as described in Note 5, the Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2002.

2. Additional Balance Sheet Information

The components of inventory were as follows:

	September 30, 2003	December 31, 2002

Raw material	$165,965	$149,854
Work-in-process	33,198	42,675
Finished goods	104,629	88,495

Total	$303,792	$281,024

3. Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency instruments and minimum pension liability adjustments. The before tax income (loss), related income tax effect and accumulated balance are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Currency Instruments	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2002	$(10,469)	$335	$(5,934)	$(16,068)
Loss before tax	(1,196)	(398)	—	(1,594)
Income tax effect	(395)	(63)	—	(458)

Other comprehensive loss	(801)	(335)	—	(1,136)

Balance at March 31, 2003	(11,270)	—	(5,934)	(17,204)
Income before tax	3,393	—	—	3,393
Income tax effect	1,120	—	—	1,120

Other comprehensive income	2,273	—	—	2,273

Balance at June 30, 2003	(8,997)	—	(5,934)	(14,931)
Income before tax	373	—	—	373
Income tax effect	123	—	—	123

Other comprehensive income	250	—	—	250

Balance at September 30, 2003	$(8,747)	$—	$(5,934)	$(14,681)

The Company’s total comprehensive loss is derived as follows:

	Three Month Period Ended September 30		Nine Month Period Ended September 30
	2003	2002	2003	2002

Net income (loss)	$2,641	$(14,547)	$(48,449)	$(115,406)
Other comprehensive income	250	2,068	1,387	11,445

Total comprehensive income (loss)	$2,891	$(12,479)	$(47,062)	$(103,961)

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

A charge of $45,085 was recorded in the first quarter of 2003 for the estimated cost of the plan in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposed Activities (“SFAS No. 146”). The charge included $12,926 for the estimated cost of various voluntary and involuntary employee separation programs associated with the resulting workforce reductions of approximately 600 employees. The charge also included $37,283 for the write down of certain assets and accrual of certain contract termination costs resulting from these actions, $257 of miscellaneous costs and a $1,835 pension plan curtailment charge, and is net of a curtailment gain of $7,216 relative to the post-employment benefit plan.

In the second quarter of 2003, the Company recorded a net restructuring credit of $485, consisting of employee termination benefits associated with the closure of the electrical aftermarket remanufacturing and distribution facilities and reductions in the Company’s remanufactured diesel engine workforce totaling $657, other miscellaneous costs of $156 and a $1,298 credit for the reversal of an impairment charge recognized in the first quarter of 2003 on equipment that the Company determined could be utilized in one of its other facilities.

In the third quarter of 2003, the Company recorded a restructuring charge of $2,663 consisting of employee termination benefits of $1,149, asset impairments of $1,058 and other items of $456 associated with closure of the Anderson, Indiana starter and alternator and Reed City, Michigan facilities and consolidation of its alternator and starter remanufacturing operations in Mississippi.

Relative to the 2003 employee termination benefit charges, a total of $2,061, $3,703 and $2,113 were paid in the first, second, and third quarters of 2003, respectively, and $289 and $6,566 are expected to be paid in the last quarter of 2003 and in 2004, respectively.

Additional restructuring charges of between $3,000 and $5,000 associated with these actions are expected to be recorded during the fourth quarter of 2003.

In the first quarter of 2002, the Company recorded a restructuring credit of $4,375, consisting of a post-employment benefit curtailment gain related to employee separation programs associated with the closure and realignment of certain manufacturing operations announced in the fourth quarter of 2001.

In 2001, the Company recorded a charge of $39,349 (including discontinued operations) in conjunction with plans for the closure and realignment of certain manufacturing facilities and administrative functions in the United States (“U.S.”), Canada and Europe. The charge included $26,727 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 820 production and administrative employees. A total of $2,482, $15,001, and $4,962 were paid in 2001, 2002 and the first three quarters of 2003, respectively, and the remainder of approximately $4,282 is expected to be paid in 2004.

In May 2000, the Company recorded a charge of $35,222 (including discontinued operations) for the realignment of certain manufacturing facilities. The charge included $27,098 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 860 (primarily production) employees. A total of $5,011, $15,961, $3,087 and $2,931 were paid in fiscal year 2000, the five months ended December 31, 2000 and the years ended December 31, 2001 and 2002, respectively. An additional $3 was paid in the nine months ended September 30, 2003 and approximately $105 is expected to be paid in the last three months of 2003.

A charge totaling $618 comprised of $428 for the write down of assets and $190 for employee separation programs was charged to discontinued operations in the first three quarters of 2003 in connection with the Company’s plans to exit its contract remanufacturing operation for gas engines in Beaumont, Texas (see Note 8).

In 2002, the Company recorded a charge of $2,824 in conjunction with plans for the closure of the manufacturing and administrative functions of its discontinued retail aftermarket gas engine business. The charge, which was reported as a component of the loss from discontinued operations, included $1,053 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 165 production and administrative employees. Payments of $300 and $508 were made in 2002 and the first three quarters of 2003, respectively, and the remainder of $245 is expected to be paid during the fourth quarter of 2003. The charge also included $1,771 for the estimated cost of closing facilities.

The following table summarizes the reserve for restructuring charges for the nine months ended September 30, 2003:

	Termination Benefits	Exit/Impairment Costs	Total
Reserve at December 31, 2002	$10,652	$2,994	$13,646	(a)
Payments and charges	(13,742)	(26,985)	(40,727)
Provisions	14,922	32,730	47,652	(b)

Reserve at September 30, 2003	$11,832	$8,739	$20,571	(a)

(a)	Includes $3,834 and $794 classified as liabilities of discontinued operations at December 31, 2002 and September 30, 2003, respectively.
(b)	Includes $389 classified as loss from discontinued operations.

5. Recently Issued Accounting Standards

In 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires companies to record the fair value of a liability for an obligation related to an asset retirement in the period in which it is incurred, which is adjusted to its present value each subsequent period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related long-lived asset. The Company adopted SFAS No. 143 effective January 1, 2003, and the adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

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

In 2002, the FASB issued SFAS No. 146. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Severance pay under SFAS No. 146, in many cases, is recognized over the remaining service period rather than at the time the plan is communicated. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 for any actions initiated after January 1, 2003, and any future exit costs or disposal activities will be subject to this statement. In 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF issue No. 00-21, “Revenue Arrangements With Multiple Deliverables,” (Issue 00-21). Issue 00-21 provides guidance for determining the unit(s) of accounting in arrangements that include multiple products, services, and/or rights to use assets. The provisions of Issue 00-21 are applicable to agreements entered into for reporting periods beginning after June 15, 2003. Adoption of this consensus did not have a material impact on the Company’s consolidated financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting to require disclosure about those effects in interim financial information. The Company does not currently offer any type of stock-based employee compensation under SFAS No. 148. Therefore, the adoption of this interpretation did not have an impact on the Company’s consolidated financial position or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003. The Company adopted SFAS No. 149 in the third quarter of 2003. Adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operation.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial position or results of operations.

In 2003, the FASB issued FASB Interpretation (FIN) 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do no provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. FIN 46 is effective for periods ending after December 15, 2003. The Company does not currently have any material investments in variable interest entities; therefore, the adoption of this interpretation is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

6. Redeemable Preferred Stock

Holders of substantially all of the Company’s common stock and Series A Preferred Stock (the “Preferred Stock”) agreed, effective as of July 1, 2003, to amend the terms of the Company’s outstanding Preferred Stock.

Pursuant to the amended terms, the Preferred Stock has a stated value of $100 per share and is entitled to receive dividends when, as and if declared by the Board of Directors in such amounts as the Board of Directors may determine at the time of declaration, provided that the aggregate amount of dividends per share do not exceed the compounded annual rate of 12% of the stated value per share from the date of original issue.

The Preferred Stock is redeemable at the option of the holders of the Preferred Stock or the Company on and after December 16, 2023. The holders of the Preferred Stock are entitled to a preference amount per share upon liquidation. The redemption price and the liquidation preference per share are equal to the stated value, plus an accreted amount equal to the stated value multiplied by 12% per annum, compounded annually from the date of original issue, less any dividends declared and paid thereon.

The Preferred Stock is convertible at the option of the Company concurrently with the Company’s first qualified public offering of common stock. Subject to certain exceptions, the Company may not pay any dividend upon capital stock junior to the Preferred Stock, except for a dividend payable in capital stock junior to the Preferred Stock (including the common stock or junior stock), or redeem or otherwise acquire shares of junior stock, unless the Company has declared and paid dividends on the Preferred Stock in an accreted amount equal to the stated value of the Preferred Stock multiplied by 12% per annum, compounded annually from the date of original issue, less any dividends declared and paid thereon. The number of shares of common stock deliverable upon conversion of a share of preferred stock equals the stated value, plus an accreted amount equal to the stated value multiplied by 12% per annum, compounded annually from the date of original issue, less any dividends declared and paid thereon, divided by the net proceeds per share of common stock received, after giving effect to underwriting discounts, by the Company in the offering.

The amount accreted on the Preferred Stock since the issue date is reported as “Accretion for redemption of preferred stock” on the Condensed Consolidated Statements of Operations. The dividends accrued on the Preferred Stock prior to the adoption of the restated terms were never declared or paid to the holders of the Preferred Stock and are also reported as “Accretion for redemption of preferred stock.”

7. Divestiture of Non-Core Businesses

In March 2003, the Company successfully completed the sale of two non-core businesses, Tractech and Kraftube, which were engaged in the manufacture of traction control devices and components for the air-conditioning industry, respectively. The net proceeds from the sales were $27,876 and a gain was recorded on the sales of $2,417, subject to final working capital adjustments. These non-core businesses are treated as discontinued operations beginning in the first quarter of 2003 and all prior periods have been reclassified accordingly.

8. Acquisitions

During the nine months ended September 30, 2003, the Company completed the acquisition of 51% of Hubei Delphi Automotive Generators Company, Ltd. (“Hubei”), a manufacturer of automotive and heavy duty generators for the original equipment market and aftermarket based in China, for $3,600 in cash. Net assets acquired were $8,100 ($3,800 net of minority interest), including cash of $3,600. In 1999, the Company acquired a majority of the stock of Delco Remy Korea. During the nine months ended September 30, 2003, the Company made a payment of $2,648 on notes issued in 2002 in connection with the Company’s acquisition of the remaining shares from the minority shareholders of Delco Remy Korea. During the nine months ended September 30, 2003, the Company made payments totaling $3,064 under contractual put agreements to purchase additional shares from the minority shareholders of World Wide Automotive, Inc. (“World Wide”), which was acquired in 1997. These payments increased the Company’s ownership percentage of World Wide from 94.0% to 97.2%. The Company made payments totaling $3,375 under contractual put agreements to purchase additional shares from the minority shareholder of Power Investments, Inc. (“Power”), which was acquired in 1996. These payments increased the Company’s ownership percentage of Power from 93.4% to 97.7%. The Company also made payments of $459 on notes issued in connection with the acquisition of certain parts of the Delphi Corporation (“Delphi”) alternator business in the fourth quarter of 2002.

9. Discontinued Operations

During the first quarter of 2003, the Company successfully completed the sale of Tractech and Kraftube. In connection with the sale, the Company recorded a gain on the sale of $2,417 as a gain on the disposal of discontinued businesses. The results from these businesses were treated as discontinued operations beginning in the first quarter of 2003. Operating results and cash flows in 2002, as well as the balance sheet at December 31, 2002, have been reclassified to reflect the treatment of Tractech and Kraftube as discontinued operations.

In the first quarter of 2003, the Company completed plans to exit its contract remanufacturing operation for gas engines in Beaumont, Texas. Operating results for this business have been classified as discontinued operations. Charges of $428 for the write down of assets and $190 for employee separation programs was charged to discontinued operations in the first and second quarters of 2003, respectively, relative to the exit of operations at the Beaumont facility.

In the second quarter of 2002, the Company concluded that its retail aftermarket gas engine business did not fit with its strategic objectives and completed plans to exit the business. In connection with the discontinuance of the business, charges of $26,472 in the second quarter of 2002 and $1,775 in the fourth quarter of 2002 were recorded to write down the relevant assets to their estimated realizable value. An additional charge of $2,824 was recorded in third quarter of 2002 for the estimated cost of employee termination benefits and closure of facilities (see Note 4). Estimated future taxable income relative to discontinued operations, both in the U.S. and Canada, and reversing taxable temporary differences, are not sufficient to absorb the losses recorded. Therefore, a valuation allowance equal to the 2002 income tax effect of the losses was established in the third quarter of 2002.

Selected income statement information for discontinued operations is as follows:

	Three Month Period Ended September 30		Nine Month Period Ended September 30
	2003	2002	2003	2002
Net sales	$58	$12,785	$9,709	$43,496
Loss before tax	(476)	(10,089)	(4,863)	(23,629)
Income tax (expense) benefit	—	(2,467)	—	1,364

Net loss	$(476)	$(12,556)	$(4,863)	$(22,265)

10. Income Taxes

The effective tax rate for the nine months ended September 30, 2002 reflects the U.S. statutory rate (35%), adjusted for state income taxes and the tax impact from foreign operations. The effective tax rate for the nine months ended September 30, 2003 does not reflect the U.S. statutory rate. This is due primarily to management’s decision to establish a valuation allowance against the deferred tax assets related to the year to date 2003 domestic losses. The year to date rate reflects the tax impact of income from foreign operations, including dividend withholding taxes of $2,900.

11. Commitments and Contingencies

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

On January 2, 2002, GCID notified RMH that it was terminating the partnership for the alleged breach of the partnership agreement by RMH and demanded that RMH purchase GCID’s partnership interest in DRM. On March 11, 2002, GCID filed the First Amended Arbitration Demand adding additional claims and parties, including DRM and two affiliates of RMH: Remy Componentes, S. de R.L. de C.V. and Delco Remy America, Inc. (together with RMH, the “Named Parties”). The First Amended Demand sought damages for breach of fiduciary duty, breaches of various contracts between and among the various parties, and tortious interference with contractual relations. The damages included a claim of approximately $13,000 for the purchase of GCID’s interest in DRM and a claim for $17,000 for the alleged breach of a Service Agreement between DRM and GCI Services, S.A. de C.V. (“GCIS”), an affiliate of GCID, pursuant to which GCIS provides labor to the Partnership. On September 30, 2002, GCID and GCIS served expert reports claiming that GCID is owed approximately $23,300 for the purchase of its partnership interest in DRM and that GCIS is owed approximately $17,650 under the Service Agreement. On January 24, 2003, GCID and GCIS filed a Second Amended Arbitration Demand adding additional claims of breach of contract against the Named Parties. On January 31, 2003, the Named Parties filed an Answer to the Second Amended Demand denying liability for all claims. On March 28, 2003, GCID and GCIS served revised expert reports claiming that GCID is owed approximately $53,000 for the purchase of its partnership interest in DRM and that GCIS is owed approximately $23,000 under the Service Agreement. On April 25, 2003, the Named Parties filed an expert report denying GCID’s and GCIS’s monetary claims and setting forth an alternative calculation of the purchase price for GCID’s interest in the partnership.

On April 23, 2003, the Arbitration Panel dismissed the tortious interference claims and on April 24, 2003 granted the Named Parties’ motion for leave to file counterclaims against GCID, GCIS and their affiliate, the partnership’s landlord, Sistemas y Componentes Electricos, S.A. de C.V. (“SCE”). The Named Parties claim DRM and Remy Componentes have overpaid GCIS by approximately $1,800. The Named Parties also seek to enforce the May 3, 2000 letter of intent and to have certain advances in the amount of approximately $4,000 credited toward the buy out price in the event that the Arbitration Panel concludes that RMH is obligated to purchase GCID’s interest. Subsequently, SCE asserted counterclaims against DRM and RMH.

The arbitration hearing began the week of May 19, 2003 and concluded on September 24, 2003. The parties are scheduled to submit post-hearing briefs by December 2, 2003 and the arbitration panel is scheduled to hear oral argument on January 6, 2004. The arbitration panel is expected to render a decision on all matters sometime after the oral argument.

The Company disputes all of the claims alleged in both the First and Second Amended Arbitration Demands and the counterclaims asserted by SCE and denies any liability for damages to GCID or any of its affiliates. The Company believes that it should make a total payment to GCID of approximately $5,500 in exchange for GCID’s 24% interest in DRM, and that the Arbitration Panel should dismiss GCID’s damage claims. GCIS continues to provide services to DRM. In addition, SCE continues to be the landlord of the premises occupied by DRM.

The Company believes that the Named Parties have meritorious defenses to the action, but it is unable to predict whether the proceeding will have a material adverse effect on the Company.

(ii)	On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (the “UAW”) and its Local Union 662 filed suit against the Company and Delco Remy America, Inc. (“DRA”) in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits (“SUB”) plan. The plaintiffs allege that the SUB plan provides supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding twenty thousand dollars for employees who were terminated as a result of the closure of DRA’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also seek to enforce terminated provisions of a Health Care Program which the plaintiffs allege provides the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify DRA’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003 to which the Company filed an answer on July 24, 2003. A case management plan has been approved by the magistrate, and the trial is currently expected to begin in October 2004. The Company denies the material allegations of the complaint, denies any wrongdoing and intends to defend itself vigorously, but is unable to predict whether the proceedings will have a material adverse effect on the Company.

(iii)	The Remy Reman facilities in Mississippi identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. The state requested further information regarding the disclosure and Remy Reman responded to the information requests in April 2003. The facilities are currently in compliance with the air permit requirements. The

Company does not believe that the costs of such matters, if any, will have a material adverse effect on the Company’s results of operations, business or financial condition.

(iv)	In April 2003, the Virginia Department of Environmental Quality issued a warning letter with respect to similar possible violations voluntarily disclosed to them with respect to the World Wide facility in Virginia. The necessary permit application was submitted, the permit was issued, and no further corrective action is necessary. Because the violation has been corrected and, based on the state’s enforcement practice manual, the Company does not believe that the state environmental agency intends to pursue enforcement or penalty actions for the past violations. However, if any such claim were pursued, the Company does not believe that the costs of such matters, if any, will have a material adverse effect on the Company’s results of operations, business or financial condition.

(v)	The Company may also be required to make additional payments in connection with its acquisitions of M & M Knopf Auto Parts, Inc., DRM, Mazda North American Operations (“Mazda NA”) and AutoMatic Transmission International A/S. The Company expects that the aggregate amount of these additional payments will be in the range of $30,000 to $35,000, payable in 2003 to 2006. In addition, the Company expects to make payments of $2.5 million and $5.0 million in the fourth quarter of 2003 and in 2004, respectively, on notes issued in connection with the acquisition of Delco Remy Korea.

12. Derivative Financial Instruments

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

13. Long-term Debt

On May 29, 2003, certain Mexican subsidiaries of the Company entered into a machinery and equipment sale-leaseback financing transaction with GE Mexico. Net cash proceeds were $4,545, net of a security deposit of $2,189. Under the terms of this agreement, the relevant subsidiaries must maintain certain net worth, earnings before interest, taxes, depreciation and amortization (as defined) and sales levels, in addition to other requirements normally associated with this type of financing. On September 26, 2003, the Company completed another round of equipment annexes under the previously mentioned sale-leaseback financing transaction with GE Mexico. Net proceeds from this transaction were $1,977, net of a security deposit of $1,111. The Company has accounted for these transactions as financing transactions in accordance with SFAS No. 66 and SFAS No. 98. Accordingly, the Company has recorded an obligation of $9,822 for the May 29 and September 26, 2003 transactions.

On May 13, 2003, the Company entered into Amendment No. 3 to its Senior Credit Facility for the purpose of modifying certain financial covenants to reflect several changes to the Company’s business, including principally the sale of Tractech and Kraftube and the restructuring charges recorded in the first quarter of 2003. Additionally, the amendment allowed for the financing of certain fixed assets located in Mexico and certain other modifications.

See Note 15 for a discussion of amendments and restatements to the Company’s senior credit facility effective October 3, 2003.

14. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

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

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at September 30, 2003 and December 31, 2002 and for the three-month and the nine-month periods ended September 30, 2003 and 2002.

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
Elmot-DR, Sp.zo.o.
XL Component Distribution Ltd.
AutoMatic Transmission International A/S

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

September 30, 2003

(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Assets

Current assets:
Cash and cash equivalents	$297	$87	$11,656	—		$12,040
Trade accounts receivable, net	—	131,428	32,902	—		164,330
Other receivables	—	3,351	9,763	—		13,114
Inventories	—	234,898	70,012	(1,118	)(c)	303,792
Deferred income taxes	14,066	—	(442)	—		13,624
Other current assets	6,264	1,218	8,371	—		15,853

Total current assets	20,627	370,982	132,262	(1,118)		522,753

Property and equipment	57	185,084	116,029	—		301,170
Less accumulated depreciation	(45)	(132,897)	(39,213)	—		(172,155)

Property and equipment, net	12	52,187	76,816	—		129,015

Deferred financing costs, net	14,347	—	—	—		14,347
Goodwill, net	—	114,471	6,920	—		121,391
Investments in joint ventures	430,035	—	—	(423,868	)(a)	6,167
Deferred income taxes	12,782	13	(2,694)	—		10,101
Other assets	10,253	4,617	6,238	—		21,108

Total assets	$488,056	$542,270	$219,542	$(424,986)		$824,882

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Accounts payable	$1,558	$74,687	$61,328	$—		$137,573
Intercompany accounts	(2,302)	(1,415)	4,318	(601	)(c)	—
Accrued interest	13,672	—	98	—		13,770
Accrued restructuring charges	—	11,449	646	—		12,095
Other liabilities and accrued expenses	17,733	51,652	14,500	—		83,885
Current portion of debt	—	1,061	34,808	—		35,869

Total current liabilities	30,661	137,434	115,698	(601)		283,192

Long-term debt, less current portion	568,419	17,068	13,246	—		598,733
Post-retirement benefits other than pensions	—	17,713	—	—		17,713
Accrued pension benefits	—	15,943	—	—		15,943
Accrued restructuring charges	—	7,682	—	—		7,682
Other non-current liabilities	4,021	5,540	1,500	—		11,061

Minority interest in subsidiaries	—	5,891	14,393	—		20,284
Redeemable preferred stock	298,492	—	—	—		298,492

Stockholders’ equity (deficit):
Common stock:
Class A shares	—	—	—	—		—
Class B shares	3	—	—	—		3
Class C shares	—	—	—	—		—
Subsidiary investment	—	316,201	63,542	(379,743	)(a)	—
Retained earnings (deficit)	(413,540)	25,894	18,748	(44,642	)(b)	(413,540)
Accumulated other comprehensive loss	—	(7,096)	(7,585)	—		(14,681)

Total stockholders’ equity (deficit)	(413,537)	334,999	74,705	(424,385)		(428,218)

Total liabilities and stockholders’ equity (deficit)	$488,056	$542,270	$219,542	$(424,986)		$824,882

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2002

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Assets

Current assets:
Cash and cash equivalents	$1	$163	$12,262	$—		$12,426
Trade accounts receivable, net	—	114,959	28,013	—		142,972
Other receivables	—	2,456	9,138	—		11,594
Inventories	—	229,451	52,682	(1,109	)(c)	281,024
Deferred income taxes	14,924	(1,567)	1,066	—		14,423
Assets of discontinued operations	—	20,901	19,592	—		40,493
Other current assets	6,039	1,381	7,897	—		15,317

Total current assets	20,964	367,744	130,650	(1,109)		518,249

Property and equipment	57	196,135	93,843	—		290,035
Less accumulated depreciation	(36)	(106,989)	(25,970)	—		(132,995)

Property and equipment, net	21	89,146	67,873	—		157,040

Deferred financing costs, net	17,268	—	—	—		17,268
Goodwill, net	—	112,042	6,920	—		118,962
Investments in joint ventures	451,616	—	—	(439,725	)(a)	11,891
Deferred income taxes	16,686	(1,012)	(2,661)	—		13,013
Other assets	9,581	4,656	2,159	—		16,396

Total assets	$516,136	$572,576	$204,941	$(440,834)		$852,819

Liabilities and stockholders’ equity (deficit)

Current liabilities:
Accounts payable	$790	$88,827	$48,898	$—		$138,515
Intercompany accounts	(9,592)	37,113	(26,920)	(601	)(c)	—
Accrued interest	9,743	—	—	—		9,743
Accrued restructuring charges	—	4,606	555	—		5,161
Liabilities of discontinued operations	—	9,424	7,820	—		17,244
Other liabilities and accrued expenses	7,709	44,961	12,812	—		65,482
Current portion of debt	—	991	29,199	—		30,190

Total current liabilities	8,650	185,922	72,364	(601)		266,335

Long-term debt, less current portion	568,710	17,861	9,811	—		596,382
Post-retirement benefits other than pensions	—	23,553	—	—		23,553
Accrued pension benefits	454	13,973	—	—		14,427
Accrued restructuring charges	—	4,651	—	—		4,651
Other non-current liabilities	4,918	6,405	962	—		12,285

Minority interest in subsidiaries	—	9,456	8,394	—		17,850
Redeemable preferred stock	274,074	—	—	—		274,074

Stockholders’ equity (deficit):
Common stock:
Class A shares	—	—	—	—		—
Class B shares	3	—	—	—		3
Class C shares	—	—	—	—		—
Subsidiary investment	—	291,416	108,650	(400,066	)(a)	—
Retained earnings (deficit)	(340,673)	25,326	14,841	(40,167	)(b)	(340,673)
Accumulated other comprehensive loss	—	(5,987)	(10,081)	—		(16,068)

Total stockholders’ equity (deficit)	(340,670)	310,755	113,410	(440,233)		(356,738)

Total liabilities and stockholders’ equity (deficit)	$516,136	$572,576	$204,941	$(440,834)		$852,819

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Month Period Ended September 30, 2003

(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Net sales	$—	$261,841	$136,992	$(135,308	)(a)	$263,525
Cost of goods sold	—	221,943	127,604	(135,308	)(a)	214,239

Gross profit	—	39,898	9,388	—		49,286

Selling, general and administrative expenses	2,494	16,867	5,021	—		24,382
Restructuring charges	—	2,029	634	—		2,663

Operating (loss) income	(2,494)	21,002	3,733	—		22,241

Interest expense, net	(14,388)	(640)	(490)	—		(15,518)

Income (loss) from continuing operations before income taxes (benefit), minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(16,882)	20,362	3,243	—		6,723
Income tax (benefit) expense	(7,724)	8,224	1,458	—		1,958
Minority interest	—	(803)	(663)	—		(1,466)
Loss from unconsolidated joint ventures	—	—	(182)	—		(182)
Equity in earnings of subsidiaries	11,799	—	—	(11,799	)(b)	—

Net (loss) income from continuing operations	2,641	11,335	940	(11,799)		3,117

Discontinued operations:
Loss from discontinued operations, net of tax	—	(385)	(91)	—		(476)

Net loss from discontinued operations	—	(385)	(91)	—		(476)

Net income (loss)	2,641	10,950	849	(11,799)		2,641

Accretion for redemption of preferred stock	8,477	—	—	—		8,477

Net (loss) income attributable to common stockholders	$(5,836)	$10,950	$849	$(11,799)		$(5,836)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Month Period Ended September 30, 2002

(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Net sales	$—	$260,804	$95,770	$(98,775	)(a)	$257,799
Cost of goods sold	—	216,397	96,160	(98,775	)(a)	213,782

Gross profit (loss)	—	44,407	(390)	—		44,017

Selling, general and administrative expenses	4,781	16,506	3,587			24,874

Operating (loss) income	(4,781)	27,901	(3,977)	—		19,143

Interest expense, net	(10,989)	(1,448)	(452)	—		(12,889)

Income (loss) from continuing operations before income taxes (benefit), minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(15,770)	26,453	(4,429)	—		6,254

Income tax (benefit) expense	(8,318)	10,028	480	—		2,190
Minority interest	—	(377)	(909)	—		(1,286)
Loss from unconsolidated joint ventures	—	—	(1,230)	—		(1,230)
Equity in earnings of subsidiaries	(7,095)	—	—	7,095	(b)	—

Net (loss) income from continuing operations	(14,547)	16,048	(7,048)	7,095		1,548

Discontinued operations:
Loss from discontinued operations, net of tax	—	(8,571)	(3,985)	—		(12,556)
Loss on disposal of businesses, net of tax	—	(3,539)	—	—		(3,539)

Net loss from discontinued operations	—	(12,110)	(3,985)			(16,095)

Net (loss) income	(14,547)	3,938	(11,033)	7,095		(14,547)

Accretion for redemption of preferred stock	7,427	—	—			7,427

Net (loss) income attributable to common stockholders	$(21,974)	$3,938	$(11,033)	$7,095		$(21,974)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Nine Month Period Ended September 30, 2003

(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Net sales	$—	$808,284	$416,151	$(432,208	)(a)	$792,227
Cost of goods sold	—	702,858	377,844	(432,208	)(a)	648,494

Gross profit	—	105,426	38,307	—		143,733

Selling, general and administrative expenses	10,109	51,504	14,198	—		75,811
Restructuring charges	—	46,629	634	—		47,263

Operating (loss) income	(10,109)	7,293	23,475	—		20,659

Interest expense, net	(42,884)	(2,145)	(1,377)	—		(46,406)

Income (loss) from continuing operations before income taxes (benefit), minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(52,993)	5,148	22,098	—		(25,747)
Income tax (benefit) expense	(69)	1,857	10,334	—		12,122
Minority interest	—	(449)	(1,776)	—		(2,225)
Loss from unconsolidated joint ventures	—	—	(5,909)	—		(5,909)
Equity in earnings of subsidiaries	4,475	—	—	(4,475	)(b)	—

Net (loss) income from continuing operations	(48,449)	2,842	4,079	(4,475)		(46,003)

Discontinued operations:
Loss from discontinued operations, net of tax	—	(4,691)	(172)	—		(4,863)
Gain on disposal of businesses, net of tax	—	2,417	—	—		2,417

Net loss from discontinued operations	—	(2,274)	(172)	—		(2,446)

Net (loss) income	(48,449)	568	3,907	(4,475)		(48,449)

Accretion for redemption of preferred stock	24,418	—	—	—		24,418

Net (loss) income attributable to common stockholders	$(72,867)	$568	$3,907	$(4,475)		$(72,867)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Nine Month Period Ended September 30, 2002

(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$792,845	$300,637	$(316,985	)(a)	$776,497
Cost of goods sold	—	687,983	272,300	(316,985	)(a)	643,298

Gross profit	—	104,862	28,337	—		133,199

Selling, general and administrative expenses	10,575	50,094	11,597	—		72,266
Restructuring credits	—	(4,375)	—	—		(4,375)

Operating (loss) income	(10,575)	59,143	16,740	—		65,308

Interest expense, net	(37,530)	(3,757)	(958)	—		(42,245)

Income (loss) from continuing operations before income taxes (benefit), minority interest, loss from unconsolidated joint ventures, equity in earnings of subsidiaries and cumulative effect of change in accounting principle	(48,105)	55,386	15,782	—		23,063

Income tax (benefit) expense	(18,757)	20,938	5,854	—		8,035
Minority interest	—	(1,494)	(3,327)	—		(4,821)
Loss from unconsolidated joint ventures	—	—	(2,700)	—		(2,700)
Equity in earnings of subsidiaries	(86,058)	—	—	86,058	(b)	—

Net (loss) income from continuing operations before cumulative effect of change in accounting principle	(115,406)	32,954	3,901	86,058		7,507

Discontinued operations:
Loss from discontinued operations, net of tax	—	(14,250)	(8,015)	—		(22,265)
Loss on disposal of businesses, net of tax	—	(9,110)	(17,362)	—		(26,472)

Net loss from discontinued operations	—	(23,360)	(25,377)	—		(48,737)

Cumulative effect of change in accounting principle	—	(55,596)	(18,580)	—		(74,176)

Net (loss) income	(115,406)	(46,002)	(40,056)	86,058		(115,406)

Accretion for redemption of preferred stock	21,809	—	—	—		21,809

Net (loss) income attributable to common stockholders	$(137,215)	$(46,002)	$(40,056)	$86,058		$(137,215)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Month Period Ended September 30, 2003

(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Operating activities:
Net (loss) income attributable to common stockholders	$(72,867)	$568	$3,907	$(4,475	)(a)	$(72,867)
Adjustments to reconcile net (loss) income attributable to common stockholders to net cash (used in) provided by operating activities:
Loss from discontinued operations	—	4,691	172	—		4,863
Gain on disposal of businesses	—	(2,417)	—	—		(2,417)
Depreciation	8	10,202	6,764	—		16,974
Amortization	748	73	270	—		1,091
Accretion of redemption of preferred stock	24,418	—	—	—		24,418
Minority interest in subsidiaries	—	449	1,776	—		2,225
Loss from unconsolidated joint ventures	—	—	5,909	—		5,909
Equity in earnings of subsidiary	(4,475)	—	—	4,475	(a)	—
Deferred income taxes	1,938	—	1,799	—		3,737
Post-retirement benefits other than pensions	—	(5,840)	—	—		(5,840)
Accrued pension benefits	(454)	1,970	—	—		1,516
Non-cash interest expense	3,770	—	—	—		3,770
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(16,469)	(294)	—		(16,763)
Inventories	—	(5,439)	(15,960)	—		(21,399)
Accounts payable	768	(14,140)	9,729	—		(3,643)
Intercompany accounts	(7,290)	38,528	(31,238)	—		—
Other current assets and liabilities	13,728	3,675	(178)	—		17,225
Restructuring charges	—	46,629	634	—		47,263
Cash payments for restructuring charges	—	(13,847)	(545)	—		(14,392)
Other non-current assets and liabilities, net	35,387	(54,971)	16,034	—		(3,550)

Net cash (used in) provided by operating activities of continuing operations	(4,321)	(6,338)	(1,221)	—		(11,880)

Investing activities:
Acquisitions, net of cash acquired	—	(6,439)	(3,107)	—		(9,546)
Net proceeds on sale of businesses	—	25,525	2,351			27,876
Purchases of property and equipment	—	(8,187)	(6,845)	—		(15,032)

Net cash provided by (used in) investing activities of continuing operations	—	10,899	(7,601)	—		3,298

Financing activities:

Proceeds from issuance of long-term debt	—	—	6,521	—		6,521
Net borrowings under revolving line of credit and other	4,617	—	—	—		4,617

Net cash provided by financing activities of continuing operations	4,617	—	6,521	—		11,138

Effect of exchange rate changes on cash	—	—	352	—		352

Cash flows of discontinued operations	—	(4,637)	1,343	—		(3,294)

Net increase (decrease) in cash and cash equivalents	296	(76)	(606)	—		(386)
Cash and cash equivalents at beginning of period	1	163	12,262	—		12,426

Cash and cash equivalents at end of period	$297	$87	$11,656	$—		$12,040

(a)	Elimination of equity in earnings of subsidiaries.

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Month Period Ended September 30, 2002

(Unaudited)

	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Operating activities:
Net (loss) income attributable to common stockholders	$(137,215)	$(46,002)	$(40,056)	$86,058	(a)	$(137,215)
Adjustments to reconcile net (loss) income attributable to common stockholders to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	—	55,596	18,580	—		74,176
Loss from discontinued operations	—	14,250	8,015	—		22,265
Loss on disposal of businesses	—	9,110	17,362	—		26,472
Depreciation	9	13,818	5,635	—		19,462
Amortization	—	271	131	—		402
Accretion for redemption of preferred stock	21,809	—	—	—		21,809
Equity in earnings of subsidiaries	86,058	—	—	(86,058	)(a)	—
Minority interest in subsidiaries	—	1,494	3,327	—		4,821
Loss from unconsolidated joint ventures	—	—	2,700	—		2,700
Deferred income taxes	(3,455)	3,920	1,773	—		2,238
Post-retirement benefits other than pensions	—	(2,259)	—	—		(2,259)
Accrued pension benefits	(131)	(142)	(671)	—		(944)
Non-cash interest expense	2,324	339	—	—		2,663
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	—	(19,397)	(3,992)	—		(23,389)
Inventories	—	(477)	(4,748)	—		(5,225)
Accounts payable	(683)	(6,913)	12,812	—		5,216
Intercompany accounts	(6,012)	30,338	(24,326)	—		—
Other current assets and liabilities	8,181	16,674	(10,322)	—		14,533
Restructuring credits	—	(4,375)	—	—		(4,375)
Cash payments for restructuring charges	—	(13,102)	(704)	—		(13,806)
Other non-current assets and liabilities, net	(3,563)	2,798	606	—		(159)

Net cash (used in) provided by operating activities of continuing operations	(32,678)	55,941	(13,878)	—		9,385

Investing activities:
Acquisitions, net of cash acquired	—	(13,918)	—	—		(13,918)
Purchases of property and equipment	—	(8,502)	(4,972)	—		(13,474)
Investments in joint ventures	(3,000)	—	—	—		(3,000)

Net cash used in investing activities of continuing operations	(3,000)	(22,420)	(4,972)	—		(30,392)

Financing activities:
Proceeds from issuance of long-term debt	144,769	—	—	—		144,769
Retirement of long-term debt	(144,769)	—	—	—		(144,769)
Net borrowings (repayments) under revolving line of credit and other	43,837	(16,162)	10,214	—		37,889
Deferred financing costs	(8,011)	—	—	—		(8,011)
Distributions to minority interest	—	—	(1,800)	—		(1,800)

Net cash provided by (used in) financing activities of continuing operations	35,826	(16,162)	8,414	—		28,078

Effect of exchange rate changes on cash	—	—	1,282	—		1,282

Cash flows of discontinued operations	—	(17,363)	(3,019)	—		(20,382)

Net increase (decrease) in cash and cash equivalents	148	(4)	(12,173)	—		(12,029)
Cash and cash equivalents at beginning of period	—	115	22,469	—		22,584

Cash and cash equivalents at end of period	$148	$111	$10,296	$—		$10,555

(a)	Elimination of equity in earnings of subsidiaries.

15. Subsequent Event

On October 3, 2003 the Company amended and restated its senior credit facility. The amended and restated facility consists of a $60,000 term loan facility and a $190,000 secured, asset based, revolving credit facility (together, the “Senior Credit Facility”). This Senior Credit Facility amends the Company’s then-existing asset-based revolving credit facility of $250,000. Proceeds from the term loan were used to reduce outstanding debt under the Company’s then-existing asset-based revolving credit facility, thereby increasing the Company’s total borrowing capacity under its Senior Credit Facility by approximately $60,000. The interest rate on the term loan facility is Wachovia Bank’s prime rate plus 4.5%, subject to a minimum interest rate of 8.5%, and the applicable interest rate on the borrowings under the revolving credit facility remains unchanged and floats at rates above the lenders’ prime rate and eurodollar rate. The amended and restated Senior Credit Facility extends through March 31, 2006 and has provisions for annual extensions thereafter.

The amended and restated Senior Credit Facility contains various covenants which include, among other things: (i) limitations on additional borrowings and encumbrances; (ii) the maintenance of certain financial ratios and compliance with certain financial tests and limitations; (iii) limitations on cash dividends paid; (iv) limitations on investments and capital expenditures; and (v) limitations on leases and sales of assets.

The amended and restated Senior Credit Facility is collateralized by liens on substantially all assets of the Company and substantially all of its domestic and certain foreign subsidiaries and by the capital stock of such subsidiaries.

Item 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations

The following managements’ discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, including the financial statements and the notes contained therein. Results of operations and cash flows for 2003 and 2002 reflect the classification of the Company’s retail gas engine business, contract remanufacturing gas engine business, Tractech and Kraftube as discontinued operations.

Results of Operations

In the first quarter of 2003, the Company recorded a restructuring charge of $45.1 million relative to the closure of its starter and alternator manufacturing operations in Anderson, Indiana and electrical aftermarket remanufacturing and distribution facilities in Reed City, Michigan, and the consolidation of its alternator and starter remanufacturing operations in Mississippi. The majority of this charge relates to the closure of manufacturing facilities in Anderson, Indiana and consisted of employee termination benefits of approximately $13.0 million, a pension and post-employment benefit net curtailment gain of $5.4 million, the write down of certain fixed assets and accrual of certain contract termination costs totaling $37.3 million and other costs totaling $0.2 million. In the second quarter of 2003, the Company recorded a net restructuring credit of $0.5 million, consisting of employee termination benefits associated with the aforementioned closure of its electrical aftermarket remanufacturing and distribution facilities and reductions in the Company’s remanufactured diesel engine workforce totaling $0.6 million, other miscellaneous costs of $0.2 million, and a $1.3 million credit for the reversal of an impairment charge recorded in the first quarter of 2003 on equipment that the Company subsequently determined it can utilize in one of its other facilities. In the third quarter of 2003, the Company recorded a restructuring charge of $2.7 million related to the aforementioned actions, consisting of $1.1 million in employee termination benefits relative to closure of the electrical aftermarket remanufacturing and distribution facilities, $1.1 million for asset impairment associated with consolidation of the alternator and starter remanufacturing operations in Mississippi and other miscellaneous costs of $0.5 million.

In the first quarter of 2002, the Company recorded a restructuring credit of $4.4 million, consisting of a post-employment benefit curtailment gain related to employee separation programs associated with the closure and realignment of certain manufacturing operations announced in the fourth quarter of 2001.

As a result of the Company’s adoption of SFAS No. 145, a $1.8 million ($1.1 million after tax) loss on the early extinguishment of the Company’s $200 million revolving credit facility recorded in the second quarter of 2002 has been reclassified from extraordinary items to interest expense and income taxes. Accordingly, interest expense in the second quarter of 2002 was increased $1.8 million and income taxes were reduced $0.7 million from amounts previously reported.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Sales

Net sales of $263.5 million in the third quarter of 2003 increased $5.7 million, or 2.2%, compared with the third quarter of 2002. In the original equipment maker (“OEM”) market, Automotive sales increased $2.3 million primarily due to shipments of alternators from Hubei, and Heavy-duty sales declined $2.9 million due to lower customer volume. Electrical Aftermarket sales increased $8.9 million due to new business, partially offset by reduced sales to General Motors’ (“GM”) service parts organization. Powertrain/drivetrain sales declined $3.8 million due to continued negative trends effecting the transmission business, including the introduction of more restrictive warranty programs at both Ford and GM, partially offset by increased demand for remanufactured diesel engines and parts. Third party sales in the core services business increased $1.2 million. Consolidated sales were also positively impacted by favorable foreign currency exchange rates.

Gross Profit

Gross profit of $49.3 million in the third quarter of 2003 increased $5.3 million, or 12.0%, compared with the third quarter of 2002, and as a percentage of net sales improved to 18.7% in the third quarter of 2003 compared with 17.1% in the third quarter of 2002. In the OEM market, Automotive gross profit declined $0.7 million on higher sales due to start up costs in the automotive alternator business, and Heavy-duty gross profit increased $1.2 million on lower sales due to realization of benefits from the first quarter 2003 cost reduction and restructuring actions. Electrical Aftermarket gross profit increased $3.0 million due to higher sales and lower costs. Powertrain/drivetrain gross profit increased $1.1 million due to higher diesel engine and parts volume and lower costs, partially offset by lower transmission sales volume and product sales mix. Gross profit on core services increased $0.7 million.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses of $24.4 million in the third quarter of 2003 declined $0.5 million from $24.9 million in the third quarter of 2002. As a percentage of net sales, SG&A expenses improved to 9.3% in 2003 compared with 9.6% in 2002. Investments in product engineering, distribution and marketing programs in 2003 were offset by overall cost reduction and control efforts.

Restructuring Charges

Restructuring charges of $2.7 million in the third quarter of 2003 consisted of employee termination benefits of $1.1 million, asset impairment charges of $1.1 million and other costs of $0.5 million relative to the actions discussed above.

Operating Income

After restructuring charges of $2.7 million, operating income of $22.2 million in the third quarter of 2003 increased $3.1 million, or 16.2%, compared with $19.1 million in the third quarter of 2002, and as a percentage of sales improved to 8.4% from 7.4% in 2002. This growth reflects the sales, gross profit and SG&A expense improvements discussed above.

Interest Expense

Interest expense of $15.5 million in the third quarter of 2003 increased $2.6 million compared with the third quarter of 2002 reflecting a net decrease in interest costs allocated to discontinued operations.

Income Taxes

Income tax expense of $2.0 million in the third quarter of 2003 consisted entirely of income taxes on foreign earnings. The Company has established a valuation allowance relative to 2003 year-to-date domestic losses.

Minority Interest

Minority interest in income of subsidiaries of $1.5 million in the third quarter of 2003 compares with $1.3 million in the third quarter of 2002. This increase reflected improved subsidiary earnings and minority interest relative to Hubei, which was acquired on March 31, 2003, partially offset by the purchase of additional shares from the minority shareholders of World Wide, Power and Delco Remy Korea.

Loss From Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures of $0.2 million in the third quarter of 2003 compares with a loss of $1.2 million in the third quarter of 2002. The year over year change primarily reflects losses recorded by iPower Technologies, L.L.C. (“iPower”) in 2002. The Company wrote off its remaining investment in iPower in the second quarter of 2003.

Discontinued Operations

The loss from discontinued operations before tax in the third quarter of 2003 of $0.5 million consisted of operating losses in the contract remanufacturing gas engine business. The $12.6 million loss in the third quarter of 2002 consisted of net operating losses on all discontinued businesses of $7.0 million (including a restructuring charge of $2.8 million), interest expense of $3.1 million and a $2.5 million income tax valuation allowance. It was determined in the third quarter of 2002 that estimated future taxable income relative to discontinued operations, both in the United States and Canada, and reversing taxable temporary differences, were not sufficient to absorb the losses recorded to date.

The $3.5 million loss on disposal of businesses in the third quarter of 2002 consisted of a valuation allowance established relative to the income tax benefit recorded in the second quarter of 2002 on the write down of the assets of the retail aftermarket gas engine business.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Sales

Net sales of $792.2 million in the first nine months of 2003 increased $15.7 million, or 2.0%, compared with the first nine months of 2002. In the OEM market, Automotive sales increased $4.8 million due to higher sales to GM during the first quarter, shipments of alternators from Hubei and increased non-GM customer demand during the second and third quarters of 2003. Heavy-duty sales declined $5.2 million due to lower customer volume during the second and third quarters of 2003. Electrical Aftermarket sales increased $14.1 million due to new business wins, partially offset by reduced sales to GM service parts organization and, in the first quarter of 2003, retail customer inventory reductions. Powertrain/drivetrain sales declined $1.5 million due to reduced transmission volume as a result of reductions in service parts inventory at GM and the introduction of more restrictive warranty programs at Ford and GM during the second quarter of 2003, partially offset by increased remanufactured diesel engine and parts volume. Third party sales in the core services business increased $3.5 million. Consolidated net sales were also positively impacted by favorable foreign currency exchange rates.

Gross Profit

Gross profit of $143.7 million in the first nine months of 2003 increased $10.5 million, or 7.9%, compared with the first nine months of 2002, and as a percentage of net sales improved to 18.1% in the nine months of 2003 compared with 17.2% in the nine months of 2002. In the OEM market, Automotive and Heavy-duty gross profit increased $0.5 million and $7.3 million, respectively, due to Automotive sales growth and the initial benefits of the first quarter 2003 cost reduction and restructuring actions, partially offset by the negative effect of strengthening foreign currencies on costs in foreign production facilities and costs, primarily in the first quarter of 2003, arising from the shut down and move of operations. Electrical aftermarket gross profit increased $1.9 million due to sales growth, partially offset by unfavorable product mix. Powertrain/drivetrain gross profit declined $1.5 million due to lower transmission volume and product mix and a higher ratio of parts sales to diesel engine sales, largely offset by an overall increase in remanufactured diesel engine and parts sales. Gross profit on core services increased $2.3 million due to sales volume growth.

Selling, General and Administrative Expenses

SG&A expenses of $75.8 million in the first nine months of 2003 increased $3.5 million from $72.3 million in the comparable period of 2002. As a percentage of net sales, SG&A expenses were 9.6% in the nine months of 2003 and 9.3% in the nine months of 2002. The year over year increase in spending primarily reflects investments in product engineering, distribution and marketing programs, partially offset by overall cost reduction and control efforts.

Restructuring Charges

Restructuring charges of $47.3 million in the first nine months of 2003 consisted of employee termination benefits of $14.7 million, asset impairment charges of $37.1 million, a net pension and post-employment benefit plan curtailment gain of $5.4 million and other costs of $0.9 million relative to the actions discussed above. The $4.4 million restructuring credit in the first nine months of 2002 consisted of a post-employment benefit curtailment gain associated with the fourth quarter 2001 restructuring actions.

Operating Income

After restructuring charges of $47.3 million, operating income of $20.7 million in the first nine months of 2003 compares with operating income of $65.3 million, including a $4.4 million restructuring credit, in the first nine months of 2002. Performance in 2003 reflects the sales and gross profit improvements discussed above.

Interest Expense

Interest expense of $46.4 million in the first nine months of 2003 increased $4.2 million compared with the first nine months of 2002 due to an $8.3 million decrease in interest charged to discontinued operations and a $0.7 million increase in deferred financing costs relative to the Senior Credit Facility, partially offset by a $3.0 million net decrease in interest due primarily to lower borrowings under the Senior Credit Facility. Interest expense in 2002 includes a $1.8 million loss recorded in the second quarter in connection with the early retirement of the Company’s $200 million revolving credit facility.

Income Taxes

The Company recorded income tax expense of $12.1 million in the first nine months of 2003 on a consolidated loss before tax of $34.2 million. Tax expense consisted of income taxes of $9.2 million on foreign earnings and a $2.9 million provision relative to dividend withholding tax on intercompany dividends that were declared in the first quarter of 2003. The Company has established a valuation allowance for the deferred tax assets arising from the 2003 domestic losses.

Minority Interest

Minority interest in income of subsidiaries of $2.2 million in the first nine months of 2003 compares with $4.8 million in the first nine months of 2002. This decrease primarily reflects the purchase of additional shares from the minority shareholders of World Wide, Power and Delco Remy Korea, partially offset by the minority interest of Hubei, which was acquired on March 31, 2003.

Loss From Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures of $5.9 million in the first nine months of 2003 compares with $2.7 million in the first nine months of 2002. This increase primarily reflects the write-off of the Company’s remaining investment in iPower, partially offset by the termination in 2002 of the Company’s joint venture, Continental ISAD Electrical Systems GmbH & Co., formed with Continental AG in 2000.

Discontinued Operations

The loss from discontinued operations in the first nine months of 2003 of $4.9 million consisted of operating losses of $3.7 million and interest expense of $1.2 million. The loss of $22.3 million in the first nine months of 2002 was comprised of operating losses of $15.0 million (including a restructuring charge of $2.8 million), interest expense of $8.7 million and a net income tax benefit of $1.4 million, net of the aforementioned valuation allowance of $2.5 million recorded in the third quarter.

The $2.4 million gain on disposal of businesses in the first nine months of 2003 consisted of the gain on the sale of Tractech and Kraftube recorded in the first quarter. The $26.5 million loss in the first nine months of 2002 consisted of the loss on the disposal of the retail gas engine business recorded in the second quarter of 2002. As discussed above, a valuation allowance of $3.5 million was recorded relative to the income tax benefit of this loss.

Cumulative Effect of Change in Accounting Principle

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company recorded a $74.2 million charge to write down goodwill in certain of its operations in the first quarter of 2002. There was no income tax effect on this charge.

Liquidity and Capital Resources

The Company’s short-term liquidity needs include required debt service, such as capital lease payments and repayments of short-term debt, day-to-day operating expenses, working capital requirements, funding of capital expenditures and minority interest buyouts under existing contractual commitments. Long-term liquidity requirements include principal payments of long-term debt and the funding of acquisitions. The

Company’s principal sources of cash to fund its short-term liquidity needs consist of cash generated by operations and borrowings under the Senior Credit Facility. The Company also continues to explore additional funding arrangements, particularly at its international operations. The Company expects that the addition of financing agreements in the countries where these businesses operate would provide the Company with greater cash management flexibility and would also act as a natural hedge for the net investments.

During 2003, certain Mexican subsidiaries of the Company entered into a machinery and equipment sale-leaseback financing transaction with GE Mexico. Net cash proceeds were $6.5 million, net of security deposits of $3.3 million. Under the terms of this agreement, the relevant subsidiaries must maintain certain net worth, earnings before interest, taxes, depreciation and amortization (as defined) and sales levels, in addition to other requirements normally associated with this type of financing. The Company has accounted for this transaction as a financing transaction in accordance with SFAS No. 66 and SFAS No. 98. Accordingly, the Company has recorded an obligation of $9.8 million.

On June 28, 2002, the Company entered into the Senior Credit Facility, a $250 million secured, asset based, revolving credit facility with a syndicate of banks led by Wachovia Bank, National Association and its subsidiary Congress Financial Corporation (the “Senior Credit Facility”). On May 13, 2003, the Company entered into Amendment No. 3 to the Senior Credit Facility for the purpose of modifying certain financial covenants to reflect several changes to the Company’s business, including principally the sale of Tractech and Kraftube and the restructuring charges recorded in the first quarter of 2003. Additionally, the amendment allowed for the financing of certain fixed assets located in Mexico, as discussed above, and certain other modifications.

On October 3, 2003 the Company amended and restated it senior credit facility. The amended and restated facility consists of a $60 million term loan facility and a $190 million secured, asset based, revolving credit facility. This Senior Credit Facility amends the Company’s then-existing asset-based revolving credit facility of $250 million. Proceeds from the term loan were used to reduce outstanding debt under the Company’s then-existing asset based revolving credit facility, thereby increasing the Company’s total borrowing capacity under its Senior Credit Facility by approximately $60 million. The interest rate on the term loan facility is Wachovia Bank’s prime rate plus 4.5%, subject to a minimum interest rate of 8.5%, and the applicable interest rate on the borrowings under the revolving credit facility remains unchanged and floats at rates above the lenders’ prime rate and eurodollar rate. The Senior Credit Facility extends through March 31, 2006 and has provisions for annual extensions thereafter. The Company uses the Senior Credit Facility for general corporate purposes including, but not limited to, general operating and working capital needs. The Senior Credit Facility is collateralized by liens on substantially all assets of the Company and substantially all of its domestic and certain foreign subsidiaries and by the capital stock of such subsidiaries.

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

Cash used in operating activities of continuing operations of $11.9 million in the first nine months of 2003 compares with cash provided of $9.4 million in the comparable period of 2002. Cash usage in 2003 includes a $16.8 million increase in accounts receivable reflecting seasonal factors in the business and increased sales to customers with longer terms. This compares with a $23.4 million increase in the first nine months of 2002. Receivables management measured in days of sales outstanding improved in 2003 compared with both the third quarter of 2002 and year-end 2002. Inventories increased $21.4 million in the first nine months of 2003 compared with a $5.2 million increase in the first nine months of 2002 due to increases to support the restructuring actions, seasonal demand in the Electrical Aftermarket and customer core returns. Cash restructuring payments of $14.4 million in the first nine months of 2003 consisted primarily of employee termination benefits relative to the 2001, 2002 and 2003 restructuring actions and facility related costs. Payments of $13.8 million in the first nine months of 2002 consisted primarily of employee termination benefits relative to the 2000 and 2001 restructuring actions. Offsetting these items in 2003 was a $17.2 million increase in other net current liabilities, including wages and benefits, interest and general accruals from year end and, in 2002, a $5.2 million increase in accounts payable reflecting higher production levels and timing of vendor payments.

Acquisition payments in the first nine months of 2003 consisted of the purchase, under contractual put agreements, of increased ownership percentages in World Wide and Power of $6.4 million, a $2.7 million payment on notes issued in connection with the acquisition of the remaining shares of Delco Remy Korea and a $0.4 million payment on notes relative to the acquisition of certain parts of the Delphi alternator business in the fourth quarter of 2002. In addition, the Company acquired 51% of Hubei in the first quarter of 2003 for $3.6 million in cash. Cash of $3.6 million was included in the opening balance sheet of this acquisition. Acquisition payments in the first nine months of 2002 consisted of increased ownership percentages in World Wide and Power of $7.9 million, the acquisition of additional shares of Delco Remy Korea for $5.5 million and a contingent purchase price payment on the acquisition of Mazda NA of $0.5 million. The Company recorded proceeds on the sale of Tractech and Kraftube in the first quarter of 2003 of $27.9 million, net of expenses and pending finalization of working capital. Capital expenditures in both 2003 and 2002 were primarily for production, engineering and distribution equipment.

Net borrowings under the revolving line of credit in both years reflect the funding of net operating and investing activities, net of the change in cash balances. In the first nine months of 2003, the Company recorded net cash proceeds of $6.5 million relative to the sale-leaseback financing transaction with GE Mexico. The proceeds were used to reduce borrowings under the revolving line of credit. In the first nine months of 2002, the Company made payments totaling $8.0 million for deferred financing costs in conjunction with the replacement of the Senior Credit Facility in the second quarter of 2002. Distributions to minority interests in 2002 of $1.8 million consisted of payments to the former minority shareholders of Delco Remy Korea.

The Company believes that cash generated from operations, together with the amounts available under the Senior Credit Facility, will be adequate to meet its debt service requirements, capital expenditures, restructuring actions and working capital needs for at least the next twelve months, although no assurance can be given in this regard. The Company also continues to explore additional funding arrangements, particularly at its international operations. The Company expects that the addition of financing agreements in the countries where these businesses operate would provide the Company with greater cash management flexibility. The Company’s future operating performance and ability to extend or refinance its indebtedness will be dependant on future economic conditions and financial, business and other factors that may be beyond the Company’s control. For a description of certain legal proceedings involving the Company, see Note 10 to the Condensed Consolidated Financial Statements in Item 1 of Part I.

Contingencies

The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. For a description of certain legal proceedings involving the Company, including an arbitration proceeding which began in May 2003, see Note 10 to the Condensed Consolidated Financial Statements in Item 1 of Part I.

Contractual Obligations and Contingent Liabilities and Commitments

The Company’s contractual obligations as of December 31, 2002 are provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Other than scheduled payments, there were no material changes to these commitments during the nine months ended September 30, 2003.

The Company currently expects to make payments of approximately $5.0 million during the last three months of 2003 for minority interest buy outs under existing contractual commitments.

In addition to contractual amounts, the Company may also be required to make additional payments in connection with its acquisition of M&M Knopf Autoparts, Inc., DRM, Mazda NA and AutoMatic Transmission International A/S. The Company expects that the aggregate amount of these additional payments will be in the range of $30.0 million to $35.0 million, payable in 2003 to 2006. Payments on notes issued in connection with the acquisition of Delco Remy Korea are expected to be $2.5 million in the fourth quarter of 2003 and $5.0 million in 2004.

Cash payments relative to the Company’s restructuring actions, including those for expected charges of approximately $3.0 million to $5.0 million in the last three months of 2003, are currently estimated to be approximately $5.0 million in the last three months of 2003 and $15.0 million in 2004.

The Company expects capital expenditures in the last three months of 2003 to be approximately $8.0 million to $9.0 million.

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

Foreign Operations

Approximately 23% of the Company’s net sales in the nine months ending September 30, 2003 were derived from sales made to customers in foreign countries. The Company also has manufacturing operations located in certain foreign countries. Because of these foreign sales and manufacturing operations located in foreign countries, the Company’s business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

Factors that May Affect Future Results

From time to time, the Company makes oral and written statements that may constitute “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”) or by the Securities and Exchange Commission (the “SEC”) in its rules, regulations and releases. The Company desires to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including but not limited to, the forward-looking statements relating to the future performance of the Company contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, Notes to Condensed Consolidated Financial Statements and other statements made in this Form 10-Q, the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and in other filings with the SEC.

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

In connection with the restructuring actions initiated in the first quarter of 2003, the Company currently expects to record additional restructuring charges of approximately $3.0 million to $5.0 million during the last three months of 2003. These actions will also impact other operating expenses during 2003. The benefits of these actions were initially realized beginning late in the first quarter of 2003, and the Company expects that the full benefit will not be realized until the end of 2004.

The Company currently expects that operating performance in the fourth quarter of 2003 will decrease as compared to the second and third quarters due primarily to seasonality and lower Heavy-duty OEM and transmission sales. Compared with the fourth quarter of 2002, the Company currently expects marginal improvement in sales with continued increases in the Electrical aftermarket largely offset by softness in Automotive and Heavy-duty OEM and transmissions. Margins should continue to be favorably impacted by savings generated from the first quarter 2003 cost reductions and restructuring actions, partially offset by unfavorable absorption.

At September 30, 2003, the Company had unused federal net operating loss carry forwards of approximately $102.1 million that may be carried forward for periods of fifteen to twenty years and alternative minimum tax credit carry forwards of $2.9 million that may be carried forward indefinitely. A valuation allowance that represents operating loss carry forwards for which utilization is uncertain has been established. The Company currently believes that future taxable earnings, primarily in the United States, will be adequate to allow for realization of all net deferred tax assets. The valuation allowance will need to be adjusted in the event future taxable income is materially different than amounts estimated.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2003, there have been no material changes in the Company’s market risk exposure as described in Item 7A contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.	Controls and Procedures

(a)	Within 90 days prior to the date of the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports.

(b)	In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II OTHER INFORMATION

(dollars in thousands)

Item 1.	Legal Proceedings

From time to time, the Company is party to various legal actions in the normal course of its business.

(i)	Remy Mexico Holdings, S. de R.L. de C.V. (“RMH”), an indirect subsidiary of the Company, and GCID Autopartes, S.A. de C.V. (“GCID”) are parties to a series of agreements, including a partnership agreement. The partnership agreement created Delco Remy Mexico S. de R.L. de C.V. (“DRM”) which operates certain manufacturing facilities in Mexico. GCID is the minority partner with a 24% ownership interest. RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements and to sell its 24% interest in exchange for a $13,000 termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under the partnership agreement, alleging that RMH had failed to conduct the business of the partnership in accordance with that agreement. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association seeking damages for the alleged breaches of the partnership agreement and breaches of fiduciary duty. RMH has denied any such breaches.

On January 2, 2002, GCID notified RMH that it was terminating the partnership for the alleged breach of the partnership agreement by RMH and demanded that RMH purchase GCID’s partnership interest in DRM. On March 11, 2002, GCID filed the First Amended Arbitration Demand adding additional claims and parties, including DRM and two affiliates of RMH: Remy Componentes, S. de R.L. de C.V. and Delco Remy America, Inc. (together with RMH, the “Named Parties”). The First Amended Demand sought damages for breach of fiduciary duty, breaches of various contracts between and among the various parties, and tortious interference with contractual relations. The damages included a claim of approximately $13,000 for the purchase of GCID’s interest in DRM and a claim for $17,000 for the alleged breach of a Service Agreement between DRM and GCI Services, S.A. de C.V. (“GCIS”), an affiliate of GCID, pursuant to which GCIS provides labor to the Partnership. On September 30, 2002, GCID and GCIS served expert reports claiming that GCID is owed approximately $23,300 for the purchase of its partnership interest in DRM and that GCIS is owed approximately $17,650 under the Service Agreement. On January 24, 2003, GCID and GCIS filed a Second Amended Arbitration Demand adding additional claims of breach of contract against the Named Parties. On January 31, 2003 the Named Parties filed an Answer to the Second Amended Demand denying liability for all claims. On March 28, 2003, GCID and GCIS served revised expert reports claiming that GCID is owed approximately $53,000 for the purchase of its partnership interest in DRM and that GCIS is owed approximately $23,000 under the Service Agreement. On April 25, 2003, the Named Parties filed an expert report denying GCID’s and GCIS’s monetary claims and setting forth an alternative calculation of the purchase price for GCID’s interest in the partnership.

On April 23, 2003, the Arbitration Panel dismissed the tortious interference claims and on April 24, 2003 granted the Named Parties’ motion for leave to file counterclaims against GCID, GCIS and their affiliate, the partnership’s landlord, Sistemas y Componentes Electricos, S.A. de C.V. (“SCE”). The Named Parties claim DRM and Remy Componentes have overpaid GCIS by approximately $1,800. The Named Parties also seek to enforce the May 3, 2000 letter of intent and to have certain advances in the amount of approximately $4,000 credited toward the buy out price in the event that the Arbitration Panel concludes that RMH is obligated to purchase GCID’s interest. Subsequently, SCE asserted counterclaims against DRM and RMH.

The arbitration hearing began the week of May 19, 2003 and concluded on September 24, 2003. The parties are scheduled to submit post-hearing briefs by December 2, 2003 and the arbitration panel is scheduled to hear oral argument on January 6, 2004. The arbitration panel is expected to render a decision on all matters sometime after the oral argument.

The Company disputes all of the claims alleged in both the First and Second Amended Arbitration Demands and the counterclaims asserted by SCE and denies any liability for damages to GCID or any of its affiliates. The Company believes that it should make a total payment to GCID of approximately $5,500 in exchange for GCID’s 24% interest in DRM, and that the Arbitration Panel should dismiss GCID’s damage claims. GCIS continues to provide services to DRM. In addition, SCE continues to be the landlord of the premises occupied by DRM.

The Company believes that the Named Parties have meritorious defenses to the action, but it is unable to predict whether the proceeding will have a material adverse effect on the Company.

(ii)	On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (the “UAW”) and its Local Union 662 filed suit against the Company and Delco Remy America, Inc. (“DRA”) in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits (“SUB”) plan. The plaintiffs allege that the SUB plan provides supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding twenty thousand dollars for employees who were terminated as a result of the closure of DRA’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also seek to enforce terminated provisions of a Health Care Program which the plaintiffs allege provides the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify DRA’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003 to which the Company filed an answer on July 24, 2003. A case management plan has been approved by the magistrate, and the trial is currently expected to begin in October 2004. The Company denies the material allegations of the complaint, denies any wrongdoing and intends to defend itself vigorously, but is unable to predict whether the proceedings will have a material adverse effect on the Company.

(iii)	The Remy Reman facilities in Mississippi identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. The state requested further information regarding the disclosure and Remy Reman responded to the information requests in April 2003. The facilities are currently in compliance with the air permit requirements.

(iv)	In April 2003, the Virginia Department of Environmental Quality issued a warning letter with respect to similar possible violations voluntarily disclosed to them with respect to the World Wide facility in Virginia. The necessary permit application was submitted, the permit was issued, and no further corrective action is necessary. Because the violation has been corrected and, based on the state’s enforcement practice manual, the Company does not believe that the state environmental agency intends to pursue enforcement or penalty actions for the past violations. However, if any such claim were pursued, the Company does not believe that the costs of such matters, if any, will have a material adverse effect on the Company’s results of operations, business or financial condition.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Second Amended and Restated Certificate of Incorporation.

31.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(1)	Report dated July 30, 2003, containing the press release dated July 30, 2003, announcing the 2003 second quarter results.

(2)	Report dated September 16, 2003, containing reclassified 2002 and 2001 unaudited, condensed consolidated financial statements of Delco Remy International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELCO REMY INTERNATIONAL, INC.
(Registrant)

Date: November 12, 2003	By:	/s/ Rajesh K. Shah

Rajesh K. Shah
Executive Vice President and Chief Financial Officer

Date: November 12, 2003	By:	/s/ Amitabh Rai

Amitabh Rai
Vice President and Corporate Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation.

31.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.