Form 10-K
period 2003-12-31
DELCO REMY INTERNATIONAL INC
filed 2004-03-26
CIK 1046859

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) of the

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (765) 778-6499

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

YES  ☒                           NO  ☐

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12B-2).

YES  ☐                           NO  ☒

STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY WAS LAST SOLD, OR THE AVERAGE BID AND ASKED PRICE OF SUCH COMMON EQUITY, AS OF THE LAST BUSINESS DAY OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER. Not Applicable

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

Outstanding as of March 15, 2004
Common Stock — Class A	1,000.00
Common Stock — Class B	2,485,337.48
Common Stock — Class C	16,687.00

DOCUMENTS INCORPORATED BY REFERENCE: None.

DELCO REMY INTERNATIONAL, INC.

FORM 10-K

DECEMBER 31, 2003

PART I

From time to time, Delco Remy International, Inc., which we refer to as the Company, makes oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, which we refer to as the Act, or by the Securities and Exchange Commission, which we refer to as the SEC, in its rules, regulations and releases. We desire to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to our future performance contained in this Form 10-K and in other filings with the SEC.

Any statements set forth below or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions.

We caution readers that any such forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks including, but not limited to, risks associated with the uncertainty of future financial results, acquisitions, additional financing requirements, development of new products and services, the effect of competitive products or pricing, pending and future legal proceedings, reliance upon or loss of a major customer, international operating and supply risks, raw material costs and availability, foreign exchange rate changes, effectiveness of restructuring and cost saving initiatives, labor relations, our substantial indebtedness and limitations under debt agreements, costs for pension and post retirement benefit plans, the effect of economic conditions and other uncertainties. Due to these uncertainties, we cannot assure readers that any forward-looking statements will prove to have been correct.

ITEM 1	BUSINESS

We are a leading global manufacturer and remanufacturer of aftermarket and original equipment electrical components and aftermarket powertrain/drivetrain components for automobiles, light trucks, heavy duty trucks and other heavy duty vehicles. We sell our products worldwide primarily under the “Delco Remy” brand name, first used in 1918, the “World Wide Automotive” brand name, first used in 1986, and our customers’ widely recognized private label brand names. Our products include starter motors, alternators, engines, transmissions, torque converters and fuel systems. We also provide exchange services for used components, commonly known as cores, for remanufacturers. In 2003, approximately 61% of our sales were to the aftermarket and approximately 39% were to the original equipment market. We supply numerous highly-engineered products to over 3,500 customers, principally in North America, Europe, Latin America and Asia.

We believe we are North America’s largest producer of remanufactured starters and alternators for the aftermarket. Remanufacturing is a process through which cores are disassembled into their sub-components, cleaned, inspected, combined with new subcomponents, reassembled into finished products and tested to original equipment specifications. Remanufactured products can be produced at a substantially lower cost than a traditionally manufactured product, and with substantially higher quality than an individually repaired product. Our expanding aftermarket business benefits from the non-deferrable nature of the repairs for which many of our products are used. We believe we are also North America’s largest supplier of original equipment starters for automobiles and light trucks and starters and alternators for heavy duty vehicles.

At the time of our separation from General Motors Corporation, which we refer to as GM, in August 1994, we were predominantly a North American original equipment manufacturer, with over 56% of our fiscal year 1995 sales derived from GM. Through strategic capital investments, acquisitions, joint ventures and facility and workforce rationalization, we have become a low cost, global manufacturer and remanufacturer with a more balanced business and product mix between the aftermarket and original equipment market. Since fiscal year 1995, we have increased our sales, broadened our product line, expanded our manufacturing and remanufacturing capabilities, diversified our customer base and end markets, lowered our cost base and extended our participation in international markets.

During 2003, we completed the acquisition of certain parts of Delphi Corporation’s light duty alternator business for cash payments totaling $6.1 million, including cash acquired of $3.6 million. This acquisition included 51% of Hubei Delphi Automotive Generators Company, Ltd., a manufacturer of automotive generators for the original equipment market and aftermarket based in China, which we refer to as Hubei ($3.6 million); Delphi Automotive Systems Poland ($1.5 million); and other assets ($1.0 million).

With the completion of this acquisition, we believe we have now established the principal capabilities, geographic positions, cost base and customer base that we sought to achieve following our separation from GM nearly ten years ago. We are now well-positioned to capitalize on our achievements by increasing our sales through organic growth, pursuing cost-savings opportunities and focusing on cash flow generation.

We changed our fiscal year end to December 31, effective August 1, 2000. Prior to August 1, 2000, our fiscal year ended on July 31. References to “fiscal year” other than fiscal year 2003, 2002 and 2001 pertain to years ending July 31 of such year.

Industry Overview

In general, our business is influenced by the underlying trends in the automobile, light truck, and heavy duty truck, construction and industrial markets. However, we believe that we are reducing our dependence on the cyclical original equipment manufacturer, we refer to as OEM, business by focusing on expanding our remanufacturing capabilities and placing greater importance on our aftermarket business.

Aftermarket

The aftermarket consists of the production and sale of both new and remanufactured parts used in the maintenance and repair of automobiles, trucks and other vehicles.

Remanufacturing is a process through which cores are disassembled into their sub-components, cleaned, inspected, combined with new subcomponents, reassembled into finished products and tested to original equipment specifications. A remanufactured product can be produced at a substantially lower cost than an originally manufactured product and with substantially higher quality than an individually repaired product due to effective salvage technology methods, high volume precision manufacturing techniques and rigorous inspection and testing procedures. The ability to procure cores is critical to the remanufacturing process.

Aftermarket parts are supplied principally through three distribution channels:

•	car and truck dealers that obtain parts through their OEM parts organizations (e.g., GM Service Parts Operations, which we refer to as GM SPO, Ford Parts and Service Division, Freightliner, Caterpillar Service Parts, and International Truck Parts Organization) or directly from an OEM-authorized remanufacturer;

•	retail automotive parts chains and mass merchandisers; and

•	independent warehouse distributors and jobbers who supply independent service stations, installers, specialty and general repair shops, farm equipment dealers, car dealers and small retailers.

We believe that the aftermarket and our opportunity in the aftermarket have been, and will continue to be, impacted by the following trends:

•	the increasing number and average age of vehicles in use and the number of miles driven annually;

•	the increasing demands of customers that their aftermarket suppliers meet high quality and service standards;

•	the increasing use of remanufactured parts for OEM warranty and extended service programs, especially on larger, more complex components such as engines, transmissions and fuel system components;

•	the growth and consolidation of large retail automotive parts chains and warehouse distributors requiring larger, nationally capable suppliers;

•	the increasing engine output and durability demands related to the high temperatures at which engines operate;

•	the increased high-technology content of replacement components which requires more factory manufacturing compared with in-vehicle repair; and

•	the increasing service lives of automotive parts.

Recently, large retail automotive parts chains offering a broad range of new and remanufactured products have experienced rapid growth at the expense of small, independent retail and wholesale stores. Our sales to these large retail channels have increased, and we believe that further increasing our sales to retail chains offers a significant opportunity for growth. We believe retail chains generally prefer to deal with large, national suppliers capable of meeting their cost, quality, volume and service requirements.

OEM Markets

The OEM market consists of the production and sale of new component parts for use in the manufacture of new vehicles. The OEM market includes two major classes of customers:

•	automobile and light truck manufacturers, marine and industrial manufacturers; and

•	heavy duty truck and engine manufacturers and other heavy duty vehicle manufacturers.

The OEM market has been impacted by fundamental changes in the OEMs’ sourcing strategies. OEMs are consolidating their supplier base, demanding that their suppliers provide technologically advanced product lines, greater systems engineering support and management capabilities, just-in-time sequenced delivery and lower system costs. OEMs are increasingly requiring that their preferred suppliers establish global production capabilities to meet their needs as they expand internationally and increase platform standardization across multiple markets. As OEM global alliances increase, global pricing for automotive components is becoming the norm.

OEMs continue to outsource component manufacturing in response to competitive pressures on OEMs to improve quality and reduce capital outlays, production costs, overhead and inventory levels. In addition, OEMs are increasingly purchasing integrated systems from suppliers who provide the design, engineering, manufacturing and project management support for a complete package of integrated products. By purchasing complete systems, OEMs are able to shift design, engineering and product management to fewer and more capable suppliers. Integrated systems suppliers are generally able to design, manufacture and deliver components at a lower cost than the OEMs due to:

•	their lower labor costs and other manufacturing efficiencies;

•	their ability to spread research and development and engineering costs over products provided to multiple OEMs; and

•	other economies of scale inherent in high volume manufacturing such as the ability to leverage global purchasing capabilities.

Business Strategy

Focus on Operating Efficiency and Cash Flow Generation

We continue to pursue cost savings opportunities and to focus on generating cash flow. In 2003, we closed six manufacturing facilities and transferred production to existing lower cost facilities primarily in Mexico, South Korea and Hungary. As a result of these actions, we estimate that we will realize approximately $25.0 million in cost savings in 2004. We also intend to continue implementing lean manufacturing principles and global purchasing initiatives to provide additional opportunities to improve our operating cash flow. Over the last three years, our cash flows have been impacted by payments of $65.1 million relating to our acquisitions (excluding joint venture payments of $11.8 million). In 2004, we estimate that we will pay an additional $30.0 to $35.0 million in acquisition payments, which will satisfy substantially all our remaining obligations relating to these acquisitions. We believe our cost savings efforts, combined with organic sales growth and the payment in 2004 of substantially all our remaining contingent acquisition costs, will position us to generate improved cash flow.

Enhance our Share In the Growing Remanufacturing Market

We intend to leverage our leading position as a supplier of remanufactured components to the automotive aftermarket. Remanufactured products have significant advantages over traditionally manufactured and individually repaired products. A remanufactured product can be produced at a substantially lower cost than a traditionally manufactured product and with substantially higher quality than an individually repaired product. The use of remanufactured components for warranty and extended service repairs has increased in recent years as OEMs have sought to reduce warranty and extended service costs by using remanufactured components, which generally offer the same degree of quality and reliability as OEM products at a lower cost. This trend has also resulted in independent aftermarket customers requiring higher quality standards for remanufactured products. Remanufactured products accounted for 53% of our total sales, and 87% of our sales to the aftermarket in 2003. We plan to exploit our leading position and to strengthen our customer relationships in the remanufacturing market.

Increase our Share in the Global Light Vehicle Original Equipment Market

Following the 2003 acquisition of Delphi Corporation’s light vehicle alternator business, we believe we have significant opportunities to expand our share in the original equipment market, particularly in the European and Asian light vehicle markets, where customers increasingly look for suppliers with both starter and alternator technology. Our manufacturing base is well-positioned to support our anticipated growth, with facilities in twelve countries and on five continents. We are in the process of developing and expanding our sales infrastructure in Europe and Asia to support additional business. We also expect to benefit from anticipated growth in Latin America, Eastern Europe and Asia Pacific, where demand for light vehicles is expected to increase at a compounded annual rate of almost 15% from 2004 to 2005 (JD Power). In 2003, we generated 7.2% of our sales from these emerging markets. Globally, light vehicle original equipment components accounted for 25% of our total sales in 2003.

Capitalize on Growth in the Heavy Duty Truck Market

We intend to capitalize on the expected growth in the original equipment market and aftermarket for heavy duty truck components. North American heavy duty truck (Class 5 through 8) production is expected to increase 61%, from 381,000 units to 614,000 units, between 2003 and 2006 based on industry forecasts (JD Power). In 2003, we launched new heavy duty alternator and starter motor products and are continuing to work to expand our truck product line to take advantage of the rebound in heavy duty truck production. We believe that the demand for original equipment heavy duty truck replacement components is expected to grow over the next few years. Original equipment heavy duty truck components accounted for 6.3% of our total sales in 2003. As the largest supplier of original equipment and aftermarket starters and alternators to the North American heavy duty truck market, we believe we are well-positioned to benefit from these positive trends.

Increase Focus on Technologically Advanced Products

We continue to produce technologically advanced products by regularly updating and enhancing our product line which helps us to compete successfully in our markets. In 2003, we launched a new family of next-generation starters and alternators. We are also in various stages of development on a number of new products including:

•	high technology products in the distributed generation and hybrid electric vehicle markets;

•	a new family of gear reduction starters for the heavy duty truck and industrial markets;

•	a new family of light duty passenger car / light truck alternators; and

•	a small gear reduction starter specifically designed for application on world automobile platforms.

Products

Our product line includes a diverse range of manufactured and remanufactured products for the aftermarket and OEM markets, which we sell under the “Delco Remy” brand name, the “World Wide Automotive” brand name or under our customers’ private-label brand names. We also provide core acquisition services for third party aftermarket remanufacturers as well as our own subsidiaries. Our product line is classified into two product categories: electrical systems and powertrain/drivetrain. Third-party sales for core acquisition services are included in the “other” category.

The following table sets forth the approximate composition by product category of our revenues for the fiscal years ended December 31, 2003, 2002 and 2001*:

	Year Ended December 31
Product Categories	2003	2002	2001

Electrical systems	79.9%	79.7%	79.2%
Powertrain/drivetrain	13.9	14.9	15.3
Other	6.2	5.4	5.5

Total	100.0%	100.0%	100.0%

*	See our consolidated financial statements and the notes relating thereto in Item 8 for a more detailed presentation of revenues from external customers, a breakdown of foreign revenues, measure of profit (loss) and total assets.

Products within the electrical systems category include manufactured and remanufactured starters and alternators. Our starters and alternators are used in cars and light trucks manufactured by OEMs globally and are also used in marine and industrial applications. Additionally, we manufacture and remanufacture a full line of heavy duty starters and alternators for use primarily with large diesel engines. Most North American heavy duty truck and engine manufacturers specify our starters and alternators as part of their standard electrical system. We are North America’s largest supplier of remanufactured starters and alternators for the aftermarket. We are also North America’s largest supplier of original equipment starters for automobiles and light trucks and starters and alternators for heavy duty vehicles.

Products within the powertrain/drivetrain category include diesel and marine engines, fuel injectors, injection pumps and turbo chargers (fuel systems), transmissions, torque converters, water pumps, rack and pinions, power steering pumps, and gears.

Customers

Our principal customers include automotive and heavy duty OEMs, OEM dealer networks, leading automotive parts retail chains and warehouse distributors. Our major customers include GM, International Truck and Engine Corporation, Advance Auto Parts, DaimlerChrysler, AutoZone, Caterpillar, Ford, Delphi, PACCAR, Cummins, Volvo/Mack Trucks, Pep Boys and Mazda.

We have long-term agreements, with terms typically ranging from three to five years, to supply heavy duty starters and alternators to GM, DaimlerChrysler Commercial Trucks, PACCAR, Volvo/Mack Trucks and Cummins. Total sales to GM and related affiliates accounted for approximately 26% of our sales, of which approximately 20% were OEM sales, in 2003. No other customer accounted for more than 10% of consolidated net sales.

In connection with our separation from GM in July 1994, GM entered into long-term contracts with us to purchase 100% of its North American requirements for automotive starters (other than for Saturn and Geo) and 100% of its U.S. and Canadian requirements for heavy duty starters and alternators, at fixed prices which are scheduled to decline over the life of the contracts. GM’s obligations to purchase our automotive starters and heavy duty starters and alternators under these agreements are subject to those products remaining competitive as to price, technology and design. In fiscal year 1999, we and GM extended the terms of these agreements for us to supply automotive starting motors to August 31, 2008. We currently provide 92% of the starters for GM’s North American light vehicle production. The amendment also provides that Delco Remy America and its international operations will be the supplier of starting motors for the life of production of engines covered under these agreements. In April 2002, in connection with the extension of our exclusivity agreement with GM, we reduced our prices in accordance with the competitive clause of the original agreement. The supply agreement relating to heavy duty products terminated on July 31, 2000.

In 1994, GM also entered into a long-term contract with us to distribute exclusively our automotive aftermarket products. The market drives prices we may charge to GM under this agreement. This agreement terminates on July 31, 2009.

Distribution

Our products are distributed to our customers primarily by common carrier. However, we have an extensive distribution and logistics network to supply our global manufacturing footprint.

We employ our own direct sales force, which develops and maintains sales relationships with major North American truck fleet operators as well as our OEM, retail, warehouse, distributor and aftermarket customers. A network of field service engineers and product service engineers supplements these sales efforts.

Competition

The automotive parts market is highly competitive. Competition is based primarily on quality of products, service, delivery, technical support and price. Most OEMs and aftermarket distributors source parts from one or two suppliers and we compete with a number of companies who supply automobile manufacturers throughout the world. In the automotive market, our principal competitors include Denso, Valeo, Mitsubishi, Bosch, Visteon, Rayloc, Unit Parts, Aftermarket Technologies and Motorcar Parts & Accessories. In the heavy duty truck market, our competitors include Mitsubishi, Hitachi, Denso, Prestolite, Visteon and Bosch.

Patents, Trademarks and Licenses

Pursuant to a Trademark License Agreement between us and GM, GM has granted us an exclusive license to use the “Delco Remy” trademark on and in connection with automotive starters and heavy duty starters and alternators until July 31, 2004, extendable indefinitely at our option upon payment of a fixed $100,000 annual licensing fee to GM. We have also been granted a perpetual, royalty-free license to use the “Remy” trademark. The “Delco Remy” and “Remy” trademarks are registered in the United States, Canada and Mexico and in most major markets worldwide. GM has agreed with us that, upon our request, GM will register the trademarks in any jurisdiction where they are not currently registered.

We have also been granted an exclusive license to use the “Delco Remy” name as a tradename and corporate name worldwide until July 31, 2004 pursuant to a Tradename License Agreement between us and GM. Our right to use “Delco” as part of our company’s name expires on July 31, 2004. The continued use of “Delco” as part of our name after this date depends on GM granting us permission to do so. In addition, GM has granted us a perpetual license to use the “Remy” name as a tradename and corporate name worldwide.

We own and/or have obtained licenses to various domestic and foreign patents and patent applications related to our products and processes. The patents expire at various times over the next 18 years. While these patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us.

As part of our acquisition of Delphi’s light duty alternator business, we and Delphi Technologies, Inc., which we refer to as Delphi Technologies, entered into a license agreement dated November 30, 2002, by which we licensed from Delphi Technologies certain patents and technical information used in the manufacture and remanufacture of belt-driven automotive generators and alternators.

Purchased Materials

Principal purchased materials for our business include: aluminum castings, gray and ductile iron castings, armatures, solenoids, copper wire, injectors, electronics, steel shafts, forgings, bearings, commutators, pumps and carbon brushes. All materials are readily available from a number of suppliers, and we do not foresee any difficulty in obtaining adequate inventory supplies. We generally follow the North American industry practice of passing on to our customers the costs or benefits of fluctuation in copper and aluminum prices on an annual or semi-annual basis.

Employees

As of December 31, 2003, we employed 6,159 people, 1,559 of whom were salaried and administrative employees and 4,600 of whom were hourly employees. Approximately 2,700 of our employees are based in the United States, none of whom are unionized.

As of December 31, 2003, approximately 262 of our hourly employees at Delco Remy Hungary are affiliated with the Hungarian Steel Industry Workers Union. The agreement was signed July 17, 1996 and is perpetual, subject to termination upon three months notice from either party.

As of December 31, 2003, approximately 458 of our hourly workers at our Polish facilities are affiliated with the Intercompany Trade Union or the Intercompany Union Organization NSZZ. Agreements with these unions were signed on August 23, 2000 and are perpetual.

As of December 31, 2003, approximately 578 of our hourly employees at Delco Remy Remanufacturing de Mexico are affiliated with the Confederacion Regional Obrera Mexicana. Agreements with this union expire on February 15, 2006.

As of December 31, 2003, approximately 332 hourly employees at Delco Remy Mexico S. de R.L. de C.V. are affiliated with the Confederacion Regional Obrera Mexicana. These are not our employees, but are contracted from a service company that has union agreements expiring on January 31, 2005.

As of December 31, 2003, approximately 678 hourly employees at Remy Componentes S. de R.L. de C.V. are affiliated with the Confederacion Regional Obrera Mexicana. Of these employees, 264 are our employees and have union agreements that expire on February 15, 2006. The other 414 are not our employees, but are contracted from a service company that has union agreements expiring on January 31, 2005.

Our other facilities are primarily non-union. We are not aware of any current efforts to organize the employees in our other facilities. There can be no assurance that there will not be any labor union efforts to organize employees at facilities that are not currently unionized. At the present time, we believe that our relations with our employees are satisfactory.

Research and Development

Our engineering staff works independently and with OEMs to design new products, improve performance and technical features of existing products and develop methods to lower manufacturing costs. In support of our engineering efforts, we have formed technical alliances with a select number of engineering and technology firms to identify long-term engineering advances and opportunities. We are a participant in Electricore Incorporated, a consortium for advanced transportation technologies. Through this participation, we are implementing technical alliances to develop next generation motors and alternators. We are developing a family of belt driven alternator starters, which we refer to as BAS, for mild hybrid gas applications.

We obtained new business with Allison Electric Drive, a unit of GM Powertrain, for the electric machine integral to the development of the transmission used in hybrid vehicles and have begun low volume production. We have plans to expand this product line to include similar products for higher volume automotive applications.

We plan to launch an ultra-capacitor module for the delivery vehicle market. The ultra-capacitor module is an energy storage device, which eliminates jump-starts, improves battery life and improves cold start capability. This product has potential use in a variety of over the road applications.

Consistent with our strategy to introduce technologically advanced and improved products, we spent approximately $17.5 million in 2003, $15.2 million in 2002, and $15.5 million in 2001 on research and development activities. All expenditures were funded by us.

Foreign Operations

Information about our foreign operations is set forth in tables relating to geographic information in Note 17 to our consolidated financial statements, “Business Segments and Geographic Area Information” in Item 8.

Environmental Regulation

Our subsidiaries’ facilities and operations are subject to a wide variety of federal, state, local and foreign environmental laws, regulations, ordinances and directives, including those related to air emissions, wastewater discharges and chemical and hazardous waste management and disposal, which we refer to as environmental laws. Our subsidiaries’ operations also are governed by laws relating to workplace safety and worker health, primarily the Occupational Safety and Health Act, and foreign counterparts to such laws, which we refer to as employee safety laws. We believe that we and our subsidiaries’ operations are in compliance with current requirements under environmental laws and employee safety laws, except for non-compliance where the cost that might be incurred to resolve the non-compliance would not have a material adverse effect on our results of operations, business or financial condition. The nature of our and our subsidiaries’ operations, however, exposes us to the risk of liabilities or claims with respect to environmental and worker health and safety matters. There can be no assurance that such costs will not be incurred in connection with such liabilities or claims.

Based on our experience to date, we believe that the future cost of compliance with existing environmental laws (or liability for known environmental claims) will not have a material adverse effect on our business, financial condition or results of operations. However, future events, such as changes in existing environmental laws or their interpretation or the discovery of presently unknown conditions, may give rise to additional compliance costs or liabilities for the subsidiaries that could have a material adverse effect on our business, financial condition or results of operations.

Certain environmental laws hold current owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous substances. Because of their operations, the long history of industrial uses at some of our facilities, the operations of predecessor owners or operators of certain of the businesses, and the use, production and release of hazardous substances at these sites, our subsidiaries are affected by such liability provisions of environmental laws. Various of our subsidiaries’ facilities have experienced in the past or are currently undergoing some level of regulatory scrutiny and are, or may become, subject to further regulatory inspections, future requests for investigation or liability for past disposal practices.

For example, Franklin Power Products, Inc. (our subsidiary) in Franklin, Indiana has been undergoing a Resource Conservation and Recovery Act (RCRA) site investigation and clean-up of volatile organic compounds in the soil and groundwater pursuant to an Environmental Protection Agency Administrative Order on Consent, which we refer to as the EPA order, issued to both Franklin Power Products and Amphenol Corporation, a prior owner of the property. Pursuant to the EPA order, Franklin Power Products and Amphenol Corporation are jointly addressing this matter. Amphenol indemnified Franklin Power Products for certain liabilities associated with the EPA order and Amphenol has satisfied and continues to satisfy the requirements of the EPA order. Based on our experience to date and the indemnities from Amphenol and the sellers of Franklin Power Products to us, we believe that future costs associated with this site will not have a material adverse effect on our results of operations, business or financial condition.

Nabco Inc.’s (our subsidiary) Marion, Michigan facility was listed on Michigan’s state list of contaminated sites since 1993 because of hazardous substances in the soils and groundwater at the facility. Based on recent sampling results submitted to the Michigan environmental authority in September 2001, Nabco believes that no further work will be required and requested that the site be removed from the state list. The Michigan environmental authority has not responded to that request. Even if the Michigan environmental authority was to require further investigation or remedial action with respect to this matter, we do not believe that costs in connection with this matter will have a material adverse effect on our results of operations, business or financial condition.

During the environmental due diligence performed in connection with the separation from GM, GM and we identified certain on-site pre-closing environmental conditions, including the presence of certain hazardous substances in the soil at the former GM Meridian, Mississippi facility and in the soil and groundwater at the former GM Anderson, Indiana facilities. At the time, GM reported the presence of these substances in the groundwater to the EPA and the Indiana Department of Environmental Management, and we understand that GM continues to be responsible for working with the EPA to resolve these issues. We have vacated one of the former GM Anderson facilities and the former GM Meridian, Mississippi facility and have ceased manufacturing at the other former GM Anderson facility. We are in the process of decommissioning the other former GM Anderson facility in preparation for its demolition and return to GM. In connection with the decommissioning, we are also investigating and remediating contamination caused by our operations. Pursuant to our agreement with GM, we are responsible for contamination we created and certain decommissioning costs, and GM is responsible for certain pre-existing contamination. We do not believe the cost to decommission and demolish the facility would have a material adverse effect on our operations, business or financial condition.

We have commenced a series of environmental, health and safety reviews to enable our subsidiaries to confirm their compliance with environmental laws and employee safety laws. The Remy Reman facilities in Mississippi and the World Wide Automotive, Inc., which we refer to as World Wide, facility in Virginia identified certain possible violations of state air laws and notified the applicable state agencies under the state voluntary audit disclosure rules. The Mississippi Department of Environmental Quality (MDEQ) issued Notices of Violation regarding two of the facilities and MDEQ and the subsidiaries have agreed to a resolution where by the subsidiaries would enter into Agreed Orders requiring the subsidiaries to pay approximately $60,000 in penalties and spend approximately $110,000 in supplemental environmental projects.

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. has installed waste water treatment equipment and is in compliance with the terms of the Order.

Backlog

The majority of our products are not on a backlog status.

Seasonality

Our business is seasonal, as our major OEM customers historically have one to two week shutdowns of operations during July and December. Our sales results in the third and fourth quarters reflect the effects of these shutdowns. Our working capital requirements also are affected by seasonality, as we build inventory for the summer sales month in the aftermarket. Typically our working capital requirements are highest from April through August and the change from the highest month to the lowest month (typically December), for accounts receivable, inventory and accounts payable has averaged $40 million over the past three years. Refer to Note 20 to our consolidated financial statements in Item 8, which presents certain quarterly (unaudited) financial information.

Plant Closures and Consolidations

In 2003, we took the following restructuring and consolidation actions:

•	The closure of our Delco Remy America starter and alternator manufacturing operations in Anderson, Indiana. Our lower cost facilities in Mexico absorbed the majority of the production of these plants. This action affected approximately 350 hourly UAW represented employees and approximately 50 salaried employees. This action is expected to generate approximately $20.0 million in incremental cost savings in 2004.

•	The closure of our electrical remanufacturing business, Nabco, located in Reed City, Michigan. This action affected approximately 210 employees. Our facilities in Kaleva and Marion, Michigan will continue to manufacture components for Delphi and other selected customers. Our facilities in Winchester, Virginia and Mexico absorbed the production of these plants. This action is expected to generate approximately $1.0 million in incremental cost savings in 2004.

•	Completion of plans for the consolidation of our remanufacturing operations in Mississippi from 4 plants to 2 plants. This action affects approximately 55 employees. This action is expected to generate approximately $2.0 million in incremental cost savings in 2004.

•	Completion of plans for the closure of our aftermarket transmission remanufacturing facility in Jacksonville, Florida and transfer of these operations to our existing facilities in Summerville, South Carolina. This action will affect approximately 40 employees. This action is expected to generate approximately $1.0 million in incremental cost savings in 2004.

•	Other restructuring actions in certain of our facilities in North America and Europe affecting approximately 45 employees and expected to generate approximately $1.0 million of cash savings in 2004.

Acquisitions

In 2003, we acquired Delphi’s light vehicle alternator business for $6.1 million, including $3.6 million of acquired cash. Future royalty payments associated with this acquisition are not currently expected to exceed $5 million in the aggregate.

During 2003, we made cash payments totaling $5.9 million under contractual put agreements to purchase the remaining shares from the minority shareholders of World Wide Automotive, Inc., which we acquired in 1997. These payments increased our ownership of World Wide from 94.0% to 100.0%.

In 2003, we made cash payments totaling $5.3 million on notes issued in 2002 in connection with our acquisition of the remaining shares from the minority shareholders of Delco Remy Korea, which was acquired in 1999.

We made payments totaling $5.2 million in 2003 under contractual put agreements to purchase the remaining shares from the minority shareholder of Power Investments, Inc., which we refer to as Power, which we acquired in 1996. These payments increased our ownership percentage of Power from 93.4% to 100.0%.

In the fourth quarter of 2003, we recorded an estimated contingent earn-out liability of $13.5 million related to the acquisition of M&M Knopf Auto Parts, Inc., which we refer to as Knopf. The liability was based on the achievement of certain earnings goals by Knopf during the period August 2000 to December 2003 and is payable in 2004. This adjustment to the purchase price of Knopf resulted in a $13.5 million increase in goodwill.

In the fourth quarter of 2003, we reversed an estimated contingent earn-out liability in the amount of $4.3 million, which had been established related to the acquisition of Mazda North American Operations, which we refer to as Mazda NA. We determined that it was unlikely that certain sales goals during the period January 2003 to December 2005 would be achieved by Mazda NA. This adjustment to the purchase price of Mazda NA resulted in a $4.3 million reduction in goodwill.

Discontinued Operations

In the first quarter of 2003, we sold two non-core businesses, Tractech, Inc., which we refer to as Tractech, and Kraftube, Inc., which we refer to as Kraftube, which were engaged in the manufacture of traction control devices and components for the air conditioning industry, respectively. Net aggregate proceeds from the sales were $30.1 million and we recorded a gain of $2.3 million. Operating results for these businesses are classified as discontinued operations in our consolidated financial statements.

In the first quarter of 2003, we completed plans to exit our contract remanufacturing operation for gas engines in Beaumont, Texas. We recorded a charge of $0.6 million. Operating results for this business are classified as discontinued operations in our consolidated financial statements.

ITEM 2	PROPERTIES

Properties

Our world headquarters are located at 2902 Enterprise Drive, Anderson, Indiana 46013. We lease our headquarters. The following table sets forth certain information regarding manufacturing and certain other facilities operated by us as of December 31, 2003.

Location	Number Of Facilities	Use	Owned/Leased

Anderson, IN	3	Office	Leased
Anderson, IN	1	Manufacturing	Leased
Anderson, IN	2	Testing	Leased
Atlanta, GA	1	Warehouse/Office	Leased
Bagsvaerd, Denmark	1	Manufacturing	Leased
Bay Springs, MS	1	Manufacturing	Leased
Brooklyn, NY	2	Warehouse/Office	Leased
Brusque, Brazil	1	Manufacturing	Leased
Budapest, Hungary	1	Warehouse	Owned
Buffalo, NY	2	Office/Warehouse	Leased
Chantilly, VA	2	Manufacturing/Office/Warehouse	Leased
Cradley Health, United Kingdom	1	Manufacturing/Warehouse	Leased
Detroit	1	Office	Leased
Dulmen, Germany	1	Office	Leased
Edmonton, Canada	1	Manufacturing/Warehouse	Leased
Findlay, OH	1	Retail	Leased
Flint, MI	1	Warehouse/Office	Leased
Fort Wayne, IN	1	Manufacturing/Warehouse	Leased
Fradley, United Kingdom	2	Manufacturing/Warehouse	Leased
Franklin, IN	4	Manufacturing/Office/Warehouse	Leased/Owned
Hancock, MD	1	Warehouse/Office	Leased
Heverlee, Belgium	1	Office	Leased
Heist Op Den Berg, Belgium	4	Office/Manufacturing/Warehouse	Leased
Jacksonville, FL	1	Manufacturing/Office/Warehouse	Leased
Jemmel, Tunisia	1	Manufacturing	Leased
Jingzhou, P.R. China	1	Manufacturing	Leased
Kaleva, MI	1	Manufacturing	Leased
S. Kearny, NJ	1	Warehouse/Office	Leased
Kings Winford, United Kingdom	1	Manufacturing	Leased
Kyoungnam, South Korea	1	Manufacturing/Warehouse	Owned
Laredo, TX	1	Warehouse	Leased
Lavant, United Kingdom	2	Manufacturing	Leased
Leicester, United Kingdom	1	Manufacturing/Warehouse	Leased

Location	Number Of Facilities	Use	Owned/Leased

Mansfield, TX	1	Manufacturing	Leased
Marion, MI	1	Manufacturing	Leased
Memphis, TN	1	Warehouse	Leased
Meridian, MS	2	Manufacturing/Office	Leased
Mezokovesd, Hungary	1	Manufacturing	Owned
Miskolc, Hungary	1	Manufacturing	Leased
Peru, IN	7	Manufacturing/Warehouse	Leased
Philadelphia, PA	1	Office/Warehouse	Leased
Piscataway, NJ	1	Office/Warehouse	Leased
Raleigh, MS	3	Manufacturing/Warehouse	Leased
Ridgeville, SC	2	Manufacturing	Leased/Owned
San Luis Potosi, Mexico	6	Manufacturing/Office/Warehouse	Leased
Saskatoon, Canada	1	Warehouse	Leased
Seoul, South Korea	1	Office	Leased
Shubuta, MS	1	Manufacturing	Leased
Soeborg, Denmark	1	Manufacturing/Office	Leased
Spartanburg, SC	1	Warehouse/Office	Leased
Summerville, SC	6	Manufacturing/Office/Warehouse	Leased
Swidnica, Poland	1	Manufacturing/Office/Warehouse	Owned
Sylverena, MS	1	Warranty Laboratory	Leased
Taylorsville, MS	1	Manufacturing/Warehouse	Leased
Toledo, OH	1	Retail	Leased
Troy, MI	1	Office	Leased
Winchester, VA	2	Office/Manufacturing/Warehouse	Leased
Winnepeg, Canada	2	Manufacturing/Warehouse	Leased/Owned

We believe all facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the next several years.

ITEM 3	LEGAL PROCEEDINGS

Legal Proceedings

From time to time, we are a party to various legal actions in the normal course of our business, including those related to commercial transactions, product liability, safety, health, taxes, environmental and other matters.

Delco Remy Mexico, S. de R.L. de C.V. Arbitration

Remy Mexico Holdings, S. de R.L. de C.V., which we refer to as RMH, our indirect subsidiary, and GCID Autopartes, S.A. de C.V., which we refer to as GCID, are parties to a series of agreements, including a partnership agreement. The partnership agreement created Delco Remy Mexico, S. de R.L. de C.V., referred to as DRM, which operates certain manufacturing facilities in Mexico. GCID is the minority partner with a 24% ownership interest. An affiliate of ours and RMH, Remy Componentes, S. de R.L. de C.V., which we refer to as RC, is party to a services agreement with an affiliate of GCID relating to the partnership, which, among other things, requires the payment of fees in connection with the provision of employees to the partnership. An affiliate of GCID is the partnership’s landlord.

RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements with RMH and to sell its partnership interest to RMH in exchange for a $13 million termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under the partnership agreement, alleging that RMH had failed to conduct the business of the partnership in accordance with that agreement. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association against RMH and later added RC and our wholly-owned subsidiary, Delco Remy America, Inc., who together with RMH and RC are referred to as the named parties. GCID and its affiliates sought damages for the alleged (i) breaches of the partnership agreement, including a requirement under the partnership that RMH buy out GCID’s partnership interest; (ii) breaches of fiduciary duty; (iii) breaches of various other contracts between and among the various parties and (iv) tortious interference with contractual relations. DRM and RC believed that the lease agreement terminated as of September 27, 2003 and shortly thereafter began the process of relocating all operations to another facility in San Luis Potosi, Mexico.

The arbitration panel issued an interim decision on March 10, 2004. Based on the interim decision, (i) we currently estimate that the total net payments for GCID’s minority partnership interest, the award for past service fees, and other claims, including interest and costs, will be approximately $18 million, subject to the finalization of the award by the arbitrators; (ii) the lease agreement with GCID’s affiliate is terminated as of September 27, 2003, and DRM and RC can complete the relocation of the operations to another facility; and (iii) DRM is permitted to hire the employees previously provided by GCID’s affiliate under the services agreement. We expect that the arbitration panel will issue a final decision in the second quarter of 2004.

UAW Litigation

On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America, which we refer to as the UAW and its Local Union 662 filed suit against us and Delco Remy America, Inc., which we refer to as DRA, in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits plan, which we refer to as the SUB plan. The plaintiffs allege that the SUB plan provides supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20,000 for employees who were terminated as a result of the closure of DRA’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also seek to enforce terminated provisions of a health care program which the plaintiffs allege provides the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify DRA’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003 to which we filed an answer on July 24, 2003. The magistrate has approved a case management plan, and the trial is currently expected to begin in October 2004. We deny the material allegations of the complaint, deny any wrongdoing and intend to defend ourselves vigorously, but are unable to predict whether the proceedings will have a material adverse effect on us.

Remy Reman Facilities

The Remy Reman facilities in Mississippi identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. The Mississippi Department of Environmental Quality issued Notices of Violation regarding two of the facilities and the subsidiaries have agreed to pay approximately $60,000 in penalties and spend approximately $110,000 in supplemental environmental projects.

World Wide Facility

The World Wide facility in Virginia identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. In April 2003, the Virginia Department of Environmental Quality issued a warning letter regarding the facility. The necessary permit application was submitted, the permit was issued, and no further corrective action is necessary. Because the violation has been corrected and, based on the state’s enforcement practice manual, we do not believe that the state environmental agency intends to pursue enforcement or penalty actions for the past violations. However, if any such claim were pursued, we do not believe that the costs of such matters, if any, will have a material adverse effect on our results of operations, business or financial condition.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 10, 2003 the Company called a special stockholder meeting where the stockholders voted to approve the Company’s Second Amended and Restated Certificate of Incorporation which amended certain terms of the Company’s outstanding preferred stock. For a summary of the current terms of the preferred redeemable stock see Note 11 to our consolidated financial statements in Item 8.

The results of the stockholder vote were as follows:

Stock Class	For	Abstain	% of Votes in Favor

Preferred	2,120,455.44	116,801.79	94.78%
Common	4,891,652.82	180,464.49	96.44%

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is currently no established public market for our outstanding common equity.

Holders

The approximate number of record holders of each of our classes of common stock as of March 15, 2004 was as follows:

Class A Common Stock	1
Class B Common Stock	19
Class C Common Stock	1

Dividends

Our ability to pay dividends is restricted by certain covenants contained in our senior credit facilities, as well as certain restrictions contained in our indentures relating to our senior notes and our subordinated notes.

ITEM 6	SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data for the fiscal years ending July 31, 1999 and 2000, the five month transition period ended December 31, 2000, and the years ended December 31, 2003, 2002 and 2001 (dollars in thousands).

	Year Ended December 31			Five Months Ended December 31		Year Ended July 31
	2003	2002	2001	2000	1999	2000	1999
					(Unaudited)
Net sales	$1,053,239	$1,026,945	$967,876	$406,005	$404,797	$990,169	$843,745
Income (loss) from continuing operations)	(184,015)	1,906	(41,729)	10,269	9,952	13,404	22,707
Total assets	723,976	852,819	947,231	924,470	816,757	889,240	782,663
Long-term debt	593,103	596,382	593,178	516,719	445,545	481,468	432,867
Redeemable preferred stock	306,969	274,074	244,699	—	—	—	—
Cash dividends declared per common share	NA	NA	NA	—	—	—	—

Other items:
Restructuring charges (credits)	$49,508	$(4,375)	$30,098	$—	$—	$30,831	$—
Special charges	118,423	—	30,026	—	—	—	—

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements and accompanying notes. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below.

General

We are a leading global manufacturer and remanufacturer of aftermarket and original equipment electrical components and aftermarket powertrain/drivetrain components for automobiles, light trucks, heavy duty trucks and other heavy duty vehicles. We supply numerous highly-engineered products to over 3,500 customers, principally in North America, Europe, Latin America and Asia.

The aftermarket is highly fragmented and competitive. We believe that aftermarket suppliers are consolidating. We believe that this consolidation is occurring, in part, because of higher quality standards for remanufactured products, which may be more expensive or technically difficult for smaller remanufacturers to meet. We plan to exploit our leading position in the aftermarket for electrical components and to grow our share through internal growth.

The demand for components in the OEM market is cyclical. We believe that opportunities for growth in the OEM market will continue to come primarily through the introduction of new products and expansion of our global operations. We believe that our aftermarket and OEM products are complementary and provide us with a competitive advantage in meeting customer needs and maintaining the high levels of expertise necessary to compete successfully in both markets. We believe that the high capability and expertise required to meet the stringent technology and quality requirements of OEM customers provides us with a competitive advantage in the development and production of products for the aftermarket.

The primary elements of cost of goods sold in our products include component parts, material, labor costs and overhead. The availability of cores may impact our cost of goods sold. While the availability and cost of cores fluctuate based on supply and demand, our relationships with dealers, and our customers have historically provided us with sufficient access to cores at favorable prices.

With our 2003 acquisition of Delphi Corporation’s light vehicle alternator business, we believe we have now established the principal capabilities, geographic positions, cost base and customer base that we sought to achieve following our separation from GM nearly ten years ago. We believe we are now well-positioned to capitalize on our achievements by increasing our sales through organic growth, pursuing cost savings opportunities and focusing on cash flow generation.

GM accounted for about 53% of our total OEM sales in 2003. GM SPO accounted for about 10% of total aftermarket sales in 2003. In connection with our separation from GM, GM entered into long-term contracts to purchase from us 100% of GM’s North American requirements for automotive starters (other than for Saturn and Geo) and 100% of GM’s U.S. and Canadian requirements for heavy duty starters and alternators. Our starters accounted for approximately 92% of GM’s 2003 production. GM’s obligations to purchase our products in the future are subject to such products remaining competitive as to price, technology and design. GM’s obligation to purchase automotive starters from us terminates on August 31, 2008. Our exclusivity agreement with GM for heavy duty vehicles expired in 2000, although we supplied 46% of GM’s heavy duty starters and alternators in 2003. We cannot be sure that GM will not develop alternative sources for components currently produced by us and purchase some or all of its requirements from alternative sources.

In addition, GM SPO has been designated as an exclusive distributor of a significant amount of our automotive aftermarket products and as a distributor of our heavy duty aftermarket products. Our exclusive distribution arrangement with GM SPO for our automotive aftermarket products terminates on July 31, 2009. Our distribution arrangement with GM SPO is renewable on an annual basis for our heavy duty aftermarket products.

During the past three years, we have taken actions to improve our cost structure, delivery, quality and price, some of which have resulted in significant charges to income. The restructuring and other special or unusual charges discussed below have been significant factors contributing to the net losses reported during the past three years. Events affecting the past three fiscal years include:

•	A special charge of $104.1 million in 2003 for a change in estimate for the valuation of core inventory from primarily customer core acquisition cost to core broker prices. This change will enhance purchasing and manufacturing decisions and provide more flexibility to adjust inventory levels and improve liquidity.

•	A special charge of $14.3 million in 2003 for the estimated cost of the past service fees, other claims, interest and costs relating to an interim decision from the panel of arbitrators regarding the dispute with our Mexican joint venture partner, GCID Autopartes, S.A. de C.V.

•	Various restructuring actions to align our cost structure with market requirements (net charges totaling $75.2 million in 2003, 2002 and 2001) and implementation of rigorous continuous improvement and lean manufacturing programs throughout our operations to further reduce cost and improve productivity.

•	A non-cash charge of $24.7 million in 2003 to provide a valuation allowance for all unreserved domestic deferred income tax net assets established prior to 2003, and the establishment of a valuation allowance for the deferred tax assets arising from 2003 domestic losses.

•	Disposal of non-core businesses, which were primarily generating losses, to focus resources on core operations (net losses on disposal totaling $25.9 million in 2003 and 2002 and cash proceeds on the sale of $30.1 million in 2003).

•	A $74.2 million non-cash charge for the write-down of goodwill in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).

•	A non-cash charge of $16.1 million in 2001 to write-off various disputed items related to our separation from GM.

•	Costs of $4.2 million associated with our going private and leveraged recapitalization transaction in 2001. An additional $105.2 million charge to retained earnings was recorded in connection with this transaction.

We believe that the actions and other charges discussed above, combined with organic growth and new business, have provided the foundation for improved operating performance in future years. The initial impact of the restructuring and other cost reduction actions are reflected in our 2003 operating performance. Gross margins, excluding the special charges for the change in estimate for core valuation and the Mexican Arbitration interim decision discussed above, improved in 2003 compared with 2002. Selling, general and administrative expenses, as a percentage of net sales, have improved for two consecutive years. Cash provided by operating activities in 2003 and 2002 was $27.2 million and $45.3 million, respectively. Significant uses of cash in 2003 and 2002 included minority interest buyouts and acquisition payments totaling $36.2 million and restructuring payments of $31.2 million.

Results of Operations

The following table sets forth selected statements of operations data expressed as a percentage of sales:

	Year Ended December 31
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	82.2	83.6	81.7
Special charges	11.2	—	1.4
Gross profit	6.6	16.4	16.9
Selling, general and administrative expenses	9.4	9.5	10.2
Special charges	—	—	1.7
Restructuring charges (credits)	4.7	(.4)	3.1
Operating (loss) income	(7.5)	7.3	1.9
Interest expense, net	5.9	5.5	5.2
Merger and tender offer expenses	—	—	.4
Income tax expense (benefit)	3.5	.8	(.7)
Minority interest	—	.4	1.0
Loss from unconsolidated joint ventures	.6	.4	.3
Discontinued operations	(0.2)	(5.9)	(3.2)
Cumulative effect of change in accounting principle	—	(7.2)	—
Net loss	(17.7)	(12.9)	(7.5)

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Net Sales

Net sales of $1,053.2 million in 2003 increased $26.3 million, or 2.6%, from $1,026.9 million in 2002. Automotive OEM sales increased $7.5 million due primarily to shipments of alternators from Hubei and increased demand from non-GM customers. Heavy-duty OEM sales increased $4.9 million due to strong demand from Class 5 – 8 truck customers, primarily in the fourth quarter. Electrical aftermarket sales were up $10.6 million due to new business wins, partially offset by reduced sales to GM SPO and, in the first quarter, customer inventory reductions. Powertrain/drivetrain sales declined $7.0 million due to reduced transmission volume as a result of reductions in service parts inventory at GM and changes in Ford’s and GM’s warranty policies, which allowed dealers to repair more transmissions in lieu of purchasing remanufactured transmissions. These declines were partially offset by increased diesel engine and parts volume. Third party sales in the core services business increased $10.3 million. The above changes also include the impact of foreign currency exchange rates on consolidated sales.

Gross Profit

Gross profit of $69.4 million in 2003 includes the special charges totaling $118.4 million discussed below and compares with gross profit of $168.2 million in 2002. Excluding the special and arbitration charges, gross profit and gross profit as a percentage of net sales improved in 2003 compared with 2002. Automotive OEM gross profit declined $0.8 million in 2003 as a result of start-up costs in new facilities, strengthening foreign currencies on costs in foreign production facilities and costs arising from the shut down and transfer of operations, largely offset by higher sales and the benefits of cost reduction and restructuring actions. Heavy-duty OEM gross profit increased $10.1 million due to higher sales and the benefits of cost reduction and restructuring actions. OEM gross profit was negatively impacted by the $14.3 million special charge discussed below. Electrical aftermarket gross profit declined $82.6 million, reflecting the aforementioned special charge ($88.7 million) discussed below and unfavorable product mix, partially offset by increased sales volume. Powertrain/drivetrain gross profit declined $18.3 million reflecting the impact of the aforementioned special charge ($15.4 million) discussed below, lower transmission volume and product mix, offset by an overall increase in remanufactured diesel engine and parts sales and lower warranty cost. Gross profit on core services increased $7.1 million due to sales volume growth and improved product mix.

Selling, General and Administrative Expense

Selling, general and administrative, which we refer to as SG&A, expenses increased $1.0 million, to $98.7 million in 2003, compared to $97.7 million in 2002. As a percentage of net sales, SG&A expenses improved to 9.4% in 2003 from 9.5% in 2002. The year over year increase in spending primarily reflects investments in product engineering, distribution and marketing programs, largely offset by overall cost reduction and control efforts.

Special Charges

We recorded a special charge to cost of goods sold of $104.1 million for a change in estimate of the valuation of our core inventory. This change in estimate establishes a new fair market value for core inventory, from primarily customer core deposit value to core broker price. It also aligns us with the majority of companies that use core broker prices for inventory valuation and with market trends indicating that the long term recovery of core prices is unlikely. This non-cash charge did not materially impact our liquidity or borrowing base. We believe that this change will drive better purchasing and manufacturing decisions and provide additional flexibility to adjust inventory levels. In future periods, the value of cores will be estimated over the expected remaining life of the core and will be evaluated on an ongoing basis by comparing the estimate to broker prices.

We recorded a $14.3 million charge in 2003 in connection with an interim decision entered by the arbitration panel in a proceeding brought against certain of our affiliates by the minority partner of our Mexico joint venture. Based on the interim decision, we currently estimate that the total net payments for the purchase of the minority partnership’s interest, the award for past service fees, and other claims, including interest and costs, will be approximately $18.0 million, subject to the finalization of the award by the arbitrators. We expect that the arbitration panel will issue a final decision in the second quarter of 2004, and we will pay the entire award shortly thereafter.

Restructuring Charges and Credits

In 2003, we recorded restructuring charges totaling $49.5 million related to: (i) the closure of our starter and alternator manufacturing operations in Anderson, Indiana; (ii) the closure of our electrical aftermarket remanufacturing and distribution facilities in Reed City, Michigan; (iii) the consolidation of two of our remanufacturing operations in Mississippi; (iv) the closure of our transmission remanufacturing facility in Jacksonville, Florida; and (v) the consolidation of certain of our operations in Europe. The charges consisted of employee termination benefits of $14.8 million, a non-cash asset impairment charge of $29.3 million, operating lease impairment charges of $9.1 million, a pension plan curtailment charge of $1.8 million and other costs of $1.7 million. These charges were offset by a non-cash post-employment benefit plan curtailment gain of $7.2 million.

In 2002, we recorded a non-cash net restructuring credit of $4.4 million consisting of a $4.9 million post-employment benefit curtailment gain and a $0.5 million pension curtailment charge related to employee separation programs associated with our 2001 restructuring actions.

Operating Income (Loss)

The $78.8 million operating loss in 2003 includes the special charges totaling $118.4 million and $49.5 million in restructuring charges discussed above and operating profit of $74.9 million in 2002 includes the $4.4 million curtailment gain. Year over year performance was also impacted by the other sales, gross profit and SG&A expense factors discussed above.

Interest Expense, Net

Interest expense, net, increased $5.7 million to $62.1 million in 2003 compared to $56.4 million in 2002. This increase results from a $9.7 million interest expense that was charged to discontinued operations in 2002 and to continuing operations in 2003, and a $0.5 million increase in deferred financing costs related to the senior credit facilities. These increases were partially offset by $2.7 million of reductions including lower borrowings under the senior credit facilities and other items. Interest expense in 2002 includes a $1.8 million loss on the write off of deferred financing costs in connection with the early retirement of our then existing $200.0 million revolving credit facility.

Income Taxes

The income tax provision of $36.8 million in 2003 includes a $24.7 million deferred tax valuation allowance recorded in the fourth quarter for all unreserved domestic income tax net assets established prior to 2003. This valuation allowance was provided in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), primarily as a result of recording three consecutive years of domestic losses. The 2003 provision also includes a $2.9 million provision related to withholding tax on intercompany dividends declared in 2003 and provisions in various foreign jurisdictions totaling $9.2 million. A valuation allowance was also established on the deferred tax assets arising from 2003 domestic losses. Our consolidated effective income tax rate of 46.0% in 2002 reflects taxable intercompany dividends paid in 2002, which are not deductible for financial reporting purposes.

Minority Interest in Income or Loss of Subsidiaries

Minority interest in income or loss of subsidiaries of a $0.1 million credit in 2003 compares with a $4.2 million charge in 2002. The year over year change reflects (i) a $2.5 million credit in 2003 related to minority shareholders’ share of the $104.1 million charge for the change in estimate in the valuation of core inventory and (ii) our purchase of additional shares from the minority shareholders of World Wide Power, and Delco Remy Korea, partially offset by the minority interest of Hubei, which was acquired in March 2003.

Loss From Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures of $6.4 million in 2003 compares with a loss of $3.8 million in 2002. This increased loss primarily reflects the write-off of our investment in iPower Technologies, L.L.C., which we refer to as iPower, and increased losses recorded by Hitachi Remy Automotive GmbH, partially offset by higher earnings at Sahney Paris Rhone Ltd. and the termination in 2002 of our joint venture, Continental ISAD Electrical Systems GmbH & Co., formed with Continental AG in 2002.

Discontinued Operations

The loss from discontinued operations of $4.9 million in 2003 consisted of operating losses of $3.7 million, including restructuring charges of $0.4 million, and interest expense of $1.2 million. The loss from discontinued operations of $32.0 million in 2002 consisted of operating losses of $23.2 million, including restructuring charges for closure of facilities and employee separation costs totaling $2.8 million, interest expense of $10.8 million and an income tax benefit of $2.0 million.

We recorded a $2.3 million net gain on the disposal of Tractech and Kraftube in 2003 and a $28.2 million loss on the disposal of the retail gas engine business in 2002. A valuation allowance was recorded for the income tax benefit relating to the 2002 loss.

Cumulative Effect of Change in Accounting Principle

In accordance with the provisions of SFAS No. 142, we recorded a $74.2 million charge to write down goodwill in certain of our operations in the first quarter of 2002. There was no income tax effect on this charge.

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

Net Sales

Net sales of $1,026.9 million in 2002 increased $59.0 million, or 6.1%, from $967.9 million in 2001. Automotive OEM sales increased $24.8 million due primarily to volume growth driven by strong customer demand. Heavy duty OEM sales were up $1.1 million due to customer pull ahead of Class 8 products in the third quarter of 2002 in advance of forthcoming changes in engine technology required by the EPA regulations and sales incentives initiated by certain customers in the fourth quarter of 2002, partially offset by lower volume in Europe. Electrical aftermarket sales grew $26.5 million due to retail market share gains, partially offset by lower OEM service parts volume. Powertrain/drivetrain sales increased $4.7 million due to the acquisition of Mazda NA and AutoMatic Transmissions International A/S, which we refer to as AMT, in 2001 ($10.1 million), partially offset by lower sales as a result of softness in the remanufactured transmission and diesel engine markets. Third party sales in the core services business increased $1.9 million in 2002.

Gross Profit

Gross profit of $168.2 million in 2002 compares to $163.3 million in 2001. Gross profit in 2001 was negatively impacted by the $13.9 million special charge discussed below. Excluding the special charge in 2001, gross profit and gross profit as a percentage of net sales were down in 2002 compared with 2001. Automotive OEM gross profit increased $14.8 million due to higher sales volume and improved operating efficiency, partially offset by the negative impact of strengthening foreign currencies on costs in foreign production facilities. Heavy duty OEM gross profit increased $12.4 million in 2002 due to the special warranty charge recorded in 2001, offset by lower sales volume in Europe. Electrical aftermarket gross profit decreased $20.3 million in 2002 due to a higher ratio of retail sales (which generate lower margins) to OEM service parts sales, price reductions, and start-up costs of new programs. Powertrain/drivetrain gross profit decreased $5.2 million in 2002 due to lower sales and the resulting negative impact on overhead absorption and labor efficiency, partially offset by the effect of the acquisitions of Mazda NA and AMT in 2001 ($3.9 million). Margins in the aftermarket overall were depressed by the emphasis on increased usage of cores in inventory, which are booked at a higher cost than cores purchased on the open market. While this helped to conserve cash, it generated higher levels of scrappage of the underlying cores. Gross profit on core services increased $3.2 million in 2002 due to higher sales volume. In all business units, we realized the initial benefits of the restructuring actions initiated in the fourth quarter of 2001.

Selling, General and Administrative Expense

SG&A expenses declined $0.8 million to $97.7 million in 2002 compared to $98.4 million in 2001, excluding special charges of $16.1 million discussed below. As a percentage of net sales, SG&A expenses improved to 9.5% in 2002 from 10.2% in 2001. The favorable impact of cost and business process improvement programs initiated in the fourth quarter of 2001 and overall spending reductions throughout our business were partially offset by investments in marketing programs, particularly in Europe.

Special Charges

In 2001, we recorded special charges totaling $30.0 million, $13.9 million of which was reported as a deduction to gross profit and $16.1 million of which was charged to SG&A. The change to gross profit was attributable to higher than anticipated warranty costs related to a limited class of heavy duty OEM alternators. The design and production issues, which caused the unusually high level of claims, were corrected. The charge was adequate to cover all relevant claims. The $16.1 million charged to SG&A consisted primarily of disputed items related to the GM acquisition. In the fourth quarter of 2001, we conceded these claims in connection with the negotiations of other long-term agreements with GM and Delphi Corporation.

Restructuring Charges and Credits

In 2002, we recorded a non-cash net restructuring credit of $4.4 million consisting of a $4.9 million post-employment benefit curtailment gain and a $0.5 million pension curtailment charge related to employee separation programs associated with our 2001 restructuring actions.

In 2001, we recorded restructuring charges totaling $30.1 million related to the closure and realignment of certain manufacturing facilities and administrative functions in the United States, Canada and Europe. The charge consisted of $23.3 million for various voluntary and involuntary employee separation programs and $6.8 million of non-cash asset impairment charges and other miscellaneous costs.

Operating Income

Operating income of $74.9 million in 2002 compares with operating income of $18.7 million in 2001. This year over year change reflects the sales, gross profit and SG&A expense factors and special and restructuring charges discussed above.

Interest Expense, Net

Interest expense, net, increased $5.6 million to $56.4 million in 2002 compared to $50.8 million in 2001. This increase was due to (i) higher levels of debt to fund acquisitions and other investing activities and the higher interest rate associated with the 11% senior subordinated notes due 2009, partially offset by increased cash from operating activities ($3.5 million, net); (ii) a $1.9 million year over year decrease in interest expense charged to discontinued operations in 2001 and to continuing operations in 2002; and (iii) a $1.8 million loss on the write off of deferred financing costs in connection with the early retirement of the our then-existing $200.0 million revolving credit facility. These items were partially offset by $1.6 million of interest income relative to a Federal income tax refund received in 2002.

Income Taxes

Our consolidated effective income tax rate was 46.0% in 2002 compared with a 18.6% benefit in 2001. At December 31, 2002, we had unrecognized tax net operating loss carryover, research credits and alternative minimum tax credits of $162.1 million, $1.7 million and $2.9 million, respectively. The increase in the effective income tax rate year over year was due primarily to taxable dividends (primarily intercompany) paid in 2002 which are not deductible for financial reporting purposes and an $18.0 million addition to the reserve for the value of tax assets in excess of their estimated future recognizable value in 2001.

Minority Interest in Income of Subsidiaries

Minority interests’ share of earnings of our consolidated subsidiaries were $4.2 million in 2002 compared with $9.3 million 2001. This year over year decrease reflects our purchase of additional shares from the minority shareholders of World Wide, Power and Delco Remy Korea. In addition, earnings in 2002 for Delco Remy Korea were negatively affected by a change in transfer pricing between Delco Remy Korea and one of our U.S. subsidiaries, which, accordingly, reduced the minority interests’ earnings.

Loss from Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures increased by $0.9 million to $3.8 million in 2002 compared with a loss of $2.9 million in 2001 due primarily to increased research and development activity at iPower.

Discontinued Operations

The loss from discontinued operations of $32.0 million in 2002 consisted of operating losses of $23.2 million, including restructuring charges for closure of facilities and employee separation costs totaling $2.8 million, interest expense of $10.8 million and an income tax benefit of $2.0 million. A $28.2 million loss on the disposal of the retail gas engine business was recorded in 2002. The loss from discontinued operations of $30.9 million in 2001 consisted of operating losses of $31.7 million, including restructuring charges of $9.3 million, interest expense of $9.0 million and an income tax benefit of $9.8 million.

Cumulative Effect of Change in Accounting Principle

In accordance with the provisions of SFAS No. 142, we recorded a $74.2 million charge to write down goodwill in certain of our operations, effective January 1, 2002. There was no income tax effect on this charge.

Liquidity and Capital Resources

Our short-term liquidity needs include required debt service (including capital lease payments), day-to-day operating expenses, working capital requirements and the funding of capital expenditures, contingent acquisition payments for previously completed acquisitions and restructuring actions. Cash interest payments are expected to approximate $61.0 million in 2004. In 2004, we will be required to make payments in connection with the previous acquisitions of Knopf, Delco Remy Mexico, Delco Remy Korea and portions of Delphi Corporation’s light vehicle alternator business. We expect that the aggregate amount of these additional payments will be in the range of $30.0 million to $33.0 million payable in 2004. Long-term liquidity requirements include principal payments of long-term debt and payments in connection with the acquisition of our light vehicle alternator business of about $2.0 million in 2005. In connection with the separation from GM, one of our subsidiaries issued a contingent purchase price note to GM payable beginning in 2004. The amount of the payment is based upon a percentage of our average earnings over the three-year period ending December 31, 2003 in excess of certain imputed earnings. No payments will be required to be made under the terms of this contingent price note. Our contractual obligations are provided in the table under the section “Contractual Obligations and Contingent Liabilities and Commitments.” Our principal payments on long-term lease obligations are presented in Note 9 to our consolidated financial statements.

Our principal sources of cash to fund our short-term liquidity needs consist of cash generated by operations, divestitures and borrowings under our senior credit facilities. On June 28, 2002, we entered into a $250.0 million secured, asset based, revolving credit facility with a syndicate of banks led by Wachovia Bank, National Association and its subsidiary Congress Financial Corporation. On October 3, 2003, we amended and restated this senior credit facility. The amended and restated senior credit facilities consist of a $60.0 million secured term loan facility and a $190.0 million secured, asset based, revolving credit facility. Proceeds from the new term loan were used to reduce outstanding debt under our asset based revolving credit facility. The term loan financing increased our total borrowing capacity under our senior credit facilities by approximately $60.0 million because that $60.0 million was no longer applied against the borrowing base calculation. The interest rate on the term loan facility is Wachovia Bank’s prime rate plus 4.5%, subject to a minimum interest rate of 8.5%. The applicable interest rate on the borrowings under the revolving credit facility remained unchanged and floats at rates subject to a margin of up to .75% above the lenders’ prime rate or up to 3.25% above the Eurodollar rate, at our option. The rate as of December 31, 2003 was 8.5% for the term loan and was 3.9% for the revolving facility. The senior credit facilities are collateralized by liens on substantially all of our assets and substantially all of the assets of our domestic and certain of our foreign subsidiaries and by the capital stock of such subsidiaries. At December 31, 2003, borrowings under the senior credit facilities were $111.6 million, and letters of credit totaled $7.3 million. Based on the collateral supporting the senior credit facilities at December 31, 2003, $101.8 million was available, net of lines of credit.

We are subject to various covenants under the terms of our financing agreements, the most restrictive of which is the maintenance of certain EBITDA levels. EBITDA is defined under the senior credit facility as earnings before interest, taxes, depreciation and amortization, adjusted for certain restructuring and other special charges. EBITDA for purposes of the covenant calculation under the terms of our financing agreements is a monthly rolling twelve-month requirement and, for the year ending December 31, 2004, the twelve-month EBITDA requirement is $108.0 million. The EBITDA (as defined by the senior credit facilities) requirement for the year ended December 31, 2003 was $93.0 million and we attained $108.9 million. We believe that the actions referred to above have provided additional flexibility to comply with all covenant requirements during 2004 and we are prepared to take certain actions to remain in compliance with covenants in the event of any unforeseen market downturns or other circumstances.

During 2003, certain of our Mexican subsidiaries entered into a machinery and equipment sale-leaseback financing transaction with GE Mexico. Cash proceeds were $10.3 million, net of security deposits of $5.4 million. Under the terms of this agreement, the relevant subsidiaries must maintain certain net worth, earnings before interest, taxes, depreciation and amortization (as defined) and sales levels, in addition to other requirements normally associated with this type of financing. We have accounted for these transactions as a financing transaction in accordance with SFAS No. 66 and SFAS No. 98. Accordingly, we have recorded an obligation of $15.7 million. We also continue to explore additional financing options, both in the U.S. and abroad, in an effort to further enhance liquidity and assure continued compliance with the covenants of all existing financing arrangements.

We participate in two programs that accelerate the collection of accounts receivable. Under one program we sell the accounts of one of our aftermarket customers to a bank, on a non-recourse basis, at a discount. At December 31, 2003, the amount of receivables under this program was $10.1 million. The second program is an early pay plan under which a third party acts as paying agent for one of our customers. The accounts are paid, at a discounted rate, in 5 to 7 days after shipment instead of the regular terms. This program is also without recourse. The amount covered by this plan at December 31, 2003 was $15.5 million.

We believe that cash generated from operations, together with the amounts available under the senior credit facilities and other borrowings, will be adequate to meet our debt service, capital expenditure, contingent acquisition payment, restructuring and working capital requirements for at least the next twelve months, although no assurance can be given in this regard.

Year Ended December 31, 2003

Cash provided by operating activities of continuing operations in 2003 of $27.2 million reflects net income from continuing operations, excluding non-cash and other reconciling items, of $34.0 million, a reduction in net working capital, excluding the effect of acquisitions and the change in estimate for core inventory valuation, of $8.6 million and cash restructuring payments of $15.4 million. Accounts receivable increased $3.7 million due primarily to increased sales volume in the OEM markets in the fourth quarter of 2003 and extended terms with certain customers in the core services business. Days of sales outstanding improved year over year. Inventories increased $27.3 million, excluding the change in estimate for core inventory valuation, reflecting launch of the new light-duty alternator product line, higher core returns from our customers and the exchange impact of the weaker dollar. Inventory turns improved year over year. Accounts payable increased by $22.1 million in 2003 due primarily to strong fourth quarter sales and the resulting increased inventory purchases, and changes in terms with certain foreign vendors. A $17.5 million decrease in other net current assets and liabilities primarily reflects increases in accrued wages, interest, and other accrued liabilities. Cash restructuring payments consisted of employee termination benefits and lease termination costs.

Cash used in investing activities of continuing operations of $9.0 million included acquisition payments totaling $18.9 million, consisting of payments under contractual put agreements for World Wide ($5.9 million), Delco Remy Korea ($5.3 million) and Power ($5.2 million), and the acquisition of Delphi Corporation’s light vehicle alternator business ($6.1 million, including $3.6 million of cash acquired). In the fourth quarter of 2003, we recorded an estimated contingent earn-out liability of $13.5 million related to the acquisition of Knopf (as discussed above). The liability was based on the achievement of certain earnings goals by Knopf during the period August 2000 to December 2003 and is payable in 2004. This adjustment to the purchase price of Knopf resulted in a $13.5 million increase in goodwill. In the fourth quarter of 2003, we reversed an estimated contingent earn-out liability and recorded a corresponding reduction in goodwill in the amount of $4.3 million which had been established relating to the acquisition of Mazda NA. We determined that it was unlikely that certain sales goals during the period June 2001 to December 2005 would be achieved by Mazda NA. Net proceeds of $30.1 million were recorded on the sale of Tractech and Kraftube. Capital expenditures of $20.0 million consisted primarily of production, engineering and distribution equipment. We have planned capital expenditures of approximately $32.0 million in 2004. Capital expenditures are expected to increase in 2004 as a result of the planned expansion in our European and Asian operations.

Cash used in financing activities of continuing operations was $4.2 million in 2003. Net proceeds of $10.3 million were recorded in connection with the sale-leaseback financing transaction with GE Mexico. These proceeds were used to reduce borrowings under the revolving line of credit. Net borrowings under the revolving line of credit and other debt instruments of $12.5 million were used to fund investing activities and discontinued operations. Cash payments of $2.0 million were made in connection with the amendments to the senior credit facilities as discussed above.

Cash outflows of discontinued operations of $6.1 million in 2003 primarily reflected operating losses of $3.4 million, excluding restructuring charges, and cash restructuring payments of $2.5 million.

Year Ended December 31, 2002

Cash provided by operating activities of continuing operations of $45.3 million in 2002 reflects net income from continuing operations, excluding non-cash and other reconciling items, of $42.7 million, a reduction in working capital of $18.4 million and cash restructuring payments of $15.8 million. Accounts receivable declined $6.8 million in 2002 due to accelerated collections through arrangements with certain financial institutions ($16.7 million), partially offset by increased fourth quarter sales. Inventories increased $4.4 million in 2002 due primarily to higher product returns in the aftermarket during the fourth quarter, largely offset by increased core usage and other inventory management efforts. Accounts payable increased $11.9 million year over year due to timing of vendor payments. Cash restructuring payments consisted primarily of employee termination benefits.

Cash used in investing activities of continuing operations included payments under contractual put agreements for Power ($5.6 million), World Wide ($5.4 million) and Delco Remy Korea ($5.5 million), a contingent purchase price payment of $0.5 million related to the acquisition of Mazda NA and $0.3 million related to the acquisition of Delphi Corporation’s light vehicle alternator business. Capital expenditures of $19.2 million consisted primarily of production equipment and tooling. In 2002, we contributed $3.0 million to our iPower joint venture.

Cash provided by financing activities of continuing operations in 2002 of $5.7 million consisted of net borrowings under our revolving line of credit and increased borrowings in certain foreign operations. Deferred financing cost payments totaling $7.8 million were made in 2002 in conjunction with the replacement of our prior senior credit facility. Cash payments of $1.8 million were made to the minority shareholders of Delco Remy Korea in 2002.

Cash outflows of discontinued operations of $23.7 million in 2002 reflected operating losses of $20.4 million, excluding impairment and restructuring charges, and cash restructuring payments of $5.1 million, partially offset by decreases in working capital.

Year Ended December 31, 2001

Cash provided by operating activities of continuing operations in 2001 of $14.5 million reflects income from continuing operations, excluding non-cash and other reconciling items, of $50.1 million, an increase in working capital of $29.4 million and cash restructuring payments of $6.2 million. The increase in working capital was due to higher accounts receivable reflecting sales growth and a reduction of accounts payable due to timing of vendor payments. Cash restructuring payments consisted primarily of employee termination benefits.

Cash used in investing activities of continuing operations included the acquisitions of Mazda NA ($17.1 million), XL Component Distribution Limited ($2.4 million) and AMT ($0.5 million). In addition, we increased our ownership position in World Wide ($6.4 million) and Power ($2.4 million). Capital expenditures of $18.5 million consisted primarily of production equipment and tooling. Investments in joint ventures included iPower ($5.0 million), Hitachi Remy Automotive GmbH ($2.0 million) and Continental ISAD ($1.6 million).

Cash provided by financing activities of continuing operations consisted of proceeds of $157.3 million, net of discount, fees and expenses, on the issuance of the 11% senior subordinated notes on April 26, 2001, payment of $17.8 million on the early retirement of the GM subordinated debenture issued in connection with the separation from GM and a $63.7 million net reduction in the senior credit facilities and other debt.

Cash outflows of discontinued operations of $20.8 million in 2001 primarily reflected operating losses of $22.5 million, excluding restructuring charges, and cash restructuring payments of $2.0 million.

Contractual Obligations, Contingent Liabilities and Commitments

Our contractual obligations as of December 31, 2003 are provided in the following table (dollars in millions):

	Payments Due by Period
Contractual Obligations	Total		Less than 1 year		1 – 3 years	4 – 5 years	More than 5 Years

Long-Term Debt(1)	$606		$29	(2)	$408	$169	$—
Capital Lease Obligations	19		2		6	5	6
Pension Funding (3)	5		5		—	—	—
Other Post Retirement Benefits Funding	11		1		3	1	6
Operating Leases	37		10		16	6	5
Acquisition Payments	25		23		2	—	—
Employee Termination Benefits	11	(2)	10		1	—	—
Interim Arbitration Decision	12		12		—	—	—
Other	9		6		2	—	1

Total Contractual Cash Obligations	$735		$98		$438	$181	$18

(1)	These amounts include indebtedness outstanding under our senior credit facility, senior subordinated notes and senior notes.
(2)	Includes $2 million related to foreign revolving credit facilities, which were renewed in January 2004 with a maturity date of January 2005, and $11 million expected to be renewed in April 2004 for one year. Also includes a $5 million note payable related to the acquisition of the remaining shares from the minority shareholders of Delco Remy Korea.
(3)	Amounts beyond 2004 are not currently estimable.

In addition to the contractual obligations disclosed above, we also have a variety of other contractual agreements related to the procurement of materials and other commitments. With respect to these agreements, we are not subject to any contracts which commit us to significant non-cancelable commitments. With respect to agreements related to the procurement of inventory used in our manufacturing and remanufacturing processes, we had approximately $60 to $65 million of open purchase orders at December 31, 2003.

Contingencies

We are a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. For more information, see “Business – Legal Proceedings,” and Note 16 to our financial statements in Item 8.

Seasonality

Our business is seasonal, as our major OEM customers historically have one to two week shutdowns of operations during July and December. Our sales results in the third and fourth quarters reflect the effects of these shutdowns. Our working capital requirements also are affected by seasonality, as we build inventory for the summer sales months in the aftermarket. Typically our working capital requirements are highest from April through August and the change from the highest month to the lowest month (typically December), for accounts receivable, inventory and accounts payable has averaged $40.0 million over the past three years. Refer to Note 20 to our consolidated financial statements, which pertains to quarterly (unaudited) financial information.

Effects of Inflation

We believe that the relatively moderate inflation over the last few years has not had a significant impact on our revenues or profitability and that we have been able to offset the effects of inflation by realizing improvements in operating efficiency. We have provisions in many of our contracts, which provide for the pass through of fluctuations in the price of certain raw materials, such as copper and aluminum.

Foreign Sales

Approximately 23.4%, 23.2% and 23.8% of our net sales in 2003, 2002 and 2001, respectively, were derived from sales made to customers in foreign countries. Because of these foreign sales, our business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

Accounting Pronouncements

For a discussion of pending accounting pronouncements that may affect us, see Note 4 to our financial statements in Item 8.

Critical Accounting Policies

Our accounting policies, including those described below, require management to make significant estimates and assumptions using information available at the time the estimates are made. Actual amounts could differ significantly from these estimates. See Note 4 to our consolidated financial statements in Item 8 for a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. We believe the following are some of the more critical judgment areas in the application of accounting policies that currently affect the consolidated financial condition and results of operations.

Inventory

Inventories are valued at the lower of cost or market determined by the first-in, first-out (FIFO) method. Estimates of lower of cost or market value of inventory are determined at the operating unit level and are based upon the inventory at that location taken as a whole. In the fourth quarter of 2003, we changed our estimate for the valuation of core inventory from primarily customer acquisition cost to primarily core broker prices and recorded a special charge of $104.1 million. Of this charge $95.0 million related to the write down of the core component of inventory and $9.1 million related to the establishment of an estimated liability for core returns. In future periods, the value of cores will be estimated over the expected remaining life of the core and will be evaluated on an ongoing basis by comparing the estimate to broker prices.

We evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand. For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates the estimate of future demand.

Goodwill And Other Intangible Assets

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized; however, it must be tested for impairment at least annually. Amortization continues to be recorded for other intangible assets with definite lives. We are subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired.

Employee Benefit Plans

We provide a range of benefits to our employees and retired employees, including pensions and post-retirement healthcare. We record annual amounts relating to these plans based on calculations specified by U.S. Generally Accepted Accounting Principles, which we refer to as U.S. GAAP, which include various actuarial assumptions such as discount rates, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. The expected return on plan assets is based on our expectation of the long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. Based on information provided by our independent actuaries and other relevant sources, we believe that the assumptions used are reasonable.

Income Taxes

We account for income taxes in accordance with SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance that represents operating loss carryforwards for which utilization is uncertain. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated.

In the fourth quarter of 2003, we recorded a charge of $28.3 million for a deferred tax valuation allowance for all unreserved domestic income tax assets established prior to 2003. Of this total, $24.7 million was charged to income tax provision and $3.6 million was charged to other comprehensive loss.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values, interest rates and commodity prices that can affect the cost of operating, investing and financing. Accordingly, we address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. Our objective is to reduce earnings and cash flow volatility associated with these fluctuations. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of established policies and procedures designed to manage market risk. We do not enter into any derivative transactions for speculative purposes. For further information on these matters see Note 4 to our financial statements in Item 8.

Our primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt positions. In order to limit the effect of interest rate changes on earnings and cash flows, we maintain a significant percentage of fixed rate debt (77% at December 31, 2003). As such, we are exposed to U.S. changes in interest rates only on the senior credit facilities. A 100 basis point increase in U.S. market interest rates on the amounts outstanding at December 31, 2003 under the senior credit facilities would result in an increase in our annual interest expense of approximately $1.1 million.

Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily changes in the U.S. dollar against the South Korean Won and certain European currencies. We face transactional currency exposures that arise when our foreign subsidiaries (or ourselves) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both denominated in the local currency. From time to time, we enter into exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions. A hypothetical 10 percent weakening in the exchange rates of foreign currencies over a one-year period would increase earnings by approximately $0.4 million. A hypothetical 10 percent weakening in exchange rates of foreign currencies would reduce the carrying value of our net investment in our foreign subsidiaries at December 31, 2003 by approximately $6.0 million.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and

Board of Directors of

Delco Remy International, Inc.

We have audited the accompanying consolidated balance sheets of Delco Remy International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delco Remy International, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” in 2002.

/S/ ERNST & YOUNG LLP

Indianapolis, Indiana

March 12, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

IN THOUSANDS, Years ended December 31	2003	2002	2001

NET SALES	$1,053,239	$1,026,945	$967,876
Cost of goods sold	865,403	858,770	790,632
Cost of goods sold—special charges:
Core inventory valuation	104,113	—	—
Mexican arbitration award	14,310	—	—
Unusual warranty cost	—	—	13,945

Gross profit	69,413	168,175	163,299

Selling, general and administrative expenses	98,671	97,651	98,413
Special charges—selling, general and administrative expenses	—	—	16,081
Restructuring charges (credits)	49,508	(4,375)	30,098

OPERATING (LOSS) INCOME	(78,766)	74,899	18,707

Interest expense, net	62,151	56,416	50,800
Non-recurring merger and tender offer expenses	—	—	4,194

Income (loss) from continuing operations before income taxes (benefit), minority interest, loss from unconsolidated joint ventures and cumulative effect of change in accounting principle	(140,917)	18,483	(36,287)

Income tax expense (benefit)	36,814	8,502	(6,737)
Minority interest	(143)	4,245	9,254
Loss from unconsolidated joint ventures	6,427	3,830	2,925

Net (loss) income from continuing operations before cumulative effect of change in accounting principle	(184,015)	1,906	(41,729)

Discontinued operations:
Loss from discontinued operations, net of tax	(4,930)	(32,018)	(30,918)
Gain (loss) on disposal of discontinued operations, net of tax	2,320	(28,248)	—

Net loss from discontinued operations, net of tax	(2,610)	(60,266)	(30,918)

Cumulative effect of change in accounting principle, net	—	(74,176)	—

NET LOSS	(186,625)	(132,536)	(72,647)

Accretion for redemption of preferred stock	32,895	29,375	20,971

Net loss attributable to common stockholders	$(219,520)	$(161,911)	$(93,618)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA, At December 31	2003	2002

ASSETS:
Current assets:
Cash and cash equivalents	$21,328	$12,426
Trade accounts receivable (less allowance for doubtful accounts of $6,202 and $4,942)	151,221	142,972
Other receivables	15,076	11,594
Inventories	214,764	281,024
Deferred income taxes	—	14,423
Assets of discontinued operations	—	40,493
Other current assets	13,845	15,317

Total current assets	416,234	518,249

Property, plant and equipment	311,455	290,035
Less accumulated depreciation	175,709	132,995

Property, plant and equipment, net	135,746	157,040
Deferred financing costs, net	13,968	17,268
Goodwill, net	132,571	118,962
Investments in joint ventures	5,721	11,891
Deferred income taxes	—	13,013
Other assets	19,736	16,396

Total assets	$723,976	$852,819

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$161,828	$138,515
Accrued interest	9,837	9,743
Accrued restructuring	10,826	5,161
Liabilities of discontinued operations	1,565	17,244
Other liabilities and accrued expenses	123,385	65,482
Current maturities of long-term debt	31,397	30,190

Total current liabilities	338,838	266,335

Long-term debt, net of current portion	593,103	596,382
Deferred income taxes	644	—
Post-retirement benefits other than pensions	16,431	23,553
Accrued pension benefits	13,073	14,427
Accrued restructuring	8,801	4,651
Other non-current liabilities	6,918	12,285
Commitments and contingencies
Minority interest	15,193	17,850
Redeemable preferred stock	306,969	274,074
Stockholders’ deficit:
Common stock:
Class A Shares par value $.001; authorized 1,000; issued 1,000	—	—
Class B Shares par value $.001; authorized 6,000,000; issued 2,485,337.48	3	3
Class C Shares par value $.001; authorized 6,000,000; issued 16,687	—	—
Retained deficit	(560,193)	(340,673)
Accumulated other comprehensive loss	(15,804)	(16,068)

Total stockholders’ deficit	(575,994)	(356,738)

Total liabilities and stockholders’ deficit	$723,976	$852,819

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

IN THOUSANDS	Class A Common Stock	Class B Common Stock	Class C Common Stock	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stock Purchase Plan	Total

Balances at December 31, 2000	$182	$63	$—	$104,176	$34,269	$(17,236)	$(336)	$121,118
Recapitalization	(182)	(60)	—	(103,953)	(105,164)	—	336	(209,023)
Issuance of preferred stock from warrant exercise	—	—	—	—	(14,472)	—	—	(14,472)
Accretion for redemption of preferred stock	—	—	—	(223)	(20,748)	—	—	(20,971)
Net loss	—	—	—	—	(72,647)	—	—	(72,647)
Foreign currency translation	—	—	—	—	—	(5,624)	—	(5,624)
Unrealized gains on derivative instruments	—	—	—	—	—	2,155	—	2,155
Minimum pension liability	—	—	—	—	—	(2,735)	—	(2,735)

Total comprehensive loss								(78,851)

Balances at December 31, 2001	—	3	—	—	(178,762)	(23,440)	—	(202,199)
Accretion for redemption of preferred stock	—	—	—	—	(29,375)	—	—	(29,375)
Net loss	—	—	—	—	(132,536)	—	—	(132,536)
Foreign currency translation	—	—	—	—	—	7,739	—	7,739
Unrealized gains on derivative instruments	—	—	—	—	—	2,832	—	2,832
Minimum pension liability	—	—	—	—	—	(3,199)	—	(3,199)

Total comprehensive loss								(125,164)

Balances at December 31, 2002	—	3	—	—	(340,673)	(16,068)	—	(356,738)
Accretion for redemption of preferred stock	—	—	—	—	(32,895)	—	—	(32,895)
Net loss	—	—	—	—	(186,625)	—	—	(186,625)
Foreign currency translation	—	—	—	—	—	2,593	—	2,593
Unrealized loss on derivative instruments	—	—	—	—	—	(691)	—	(691)
Minimum pension liability	—	—	—	—	—	(1,638)	—	(1,638)

Total comprehensive loss								(186,361)

Balances at December 31, 2003	$—	$3	$—	$—	$(560,193)	$(15,804)	$—	$(575,994)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

IN THOUSANDS, Years Ended December 31	2003	2002	2001

Cash Flows from Operating Activities:
Net loss attributable to common stockholders	$(219,520)	$(161,911)	$(93,618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	74,176	—
Loss from discontinued operations	4,930	32,018	30,918
(Gain) loss on disposal of discontinued operations	(2,320)	28,248	—
Depreciation	23,096	26,029	24,371
Amortization	1,478	1,257	6,004
Non-cash interest expense	4,473	4,093	1,802
Accretion for redemption of preferred stock	32,895	29,375	20,971
Minority interest	(143)	4,245	9,254
Loss from unconsolidated joint ventures	6,427	3,830	2,925
Deferred income taxes	28,085	4,788	(26,700)
Post-retirement benefits other than pensions	(7,122)	(2,259)	3,018
Accrued pension benefits	(1,354)	4,211	5,792
Restructuring charges (credits)	49,508	(4,375)	30,098
Cash payments for restructuring charges	(15,367)	(15,815)	(6,227)
Special charges	118,423	—	30,026
Changes in operating assets and liabilities, net of acquisitions, restructuring and non-cash special charges:
Accounts receivable	(3,655)	6,753	(15,615)
Inventories	(27,339)	(4,440)	(5,583)
Accounts payable	22,082	11,912	(8,888)
Other current assets and liabilities	17,544	4,184	730
Other non-current assets and liabilities, net	(4,896)	(1,063)	5,246

Net cash provided by operating activities of continuing operations	27,225	45,256	14,524

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(18,919)	(17,258)	(28,888)
Net proceeds on sale of businesses	30,058	—	—
Purchases of property, plant and equipment	(20,009)	(19,176)	(18,538)
Investments in joint ventures	(115)	(3,000)	(8,662)

Net cash used in investing activities of continuing operations	(8,985)	(39,434)	(56,088)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	10,297	144,769	157,291
Retirement of long-term debt	—	(144,769)	(17,790)
Net (repayments) borrowings under revolving line of credit and other	(12,547)	15,329	(63,728)
Deferred financing costs	(1,980)	(7,816)	(5,561)
Merger and tender offer costs	—	—	(5,318)
Distributions to minority interests	—	(1,800)	(762)

Net cash (used in) provided by financing activities of continuing operations	(4,230)	5,713	64,132

Effect of exchange rate changes on cash	986	1,976	(643)
Cash flows of discontinued operations	(6,094)	(23,669)	(20,804)

Net increase (decrease) in cash and cash equivalents	8,902	(10,158)	1,121
Cash and cash equivalents at beginning of year	12,426	22,584	21,463

Cash and cash equivalents at end of year	$21,328	$12,426	$22,584

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

AMOUNTS IN THOUSANDS, EXCEPT AS INDICATED

Years Ended December 31, 2003, 2002 and 2001

1.    DESCRIPTION OF THE BUSINESS, INDUSTRY AND GENERAL ECONOMIC CONDITIONS

Delco Remy International, Inc. (the “Company” or “DRI”) is a leading global manufacturer and remanufacturer of aftermarket and original equipment electrical components and aftermarket powertrain/drivetrain components for automobiles, light trucks, heavy-duty trucks and other heavy-duty vehicles. The Company sells its products worldwide primarily under the “Delco Remy” brand name, the “World Wide Automotive” brand name and our customers’ widely recognized private label brand names. The Company’s products include starter motors (“starters”), alternators, engines, transmissions, torque converters and fuel systems which are principally sold or distributed to original equipment manufacturers (“OEMs”) for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. The Company sells its products principally in North America, Europe, Latin America and Asia-Pacific.

The Company believes it is the largest producer in the world of remanufactured starters and alternators for the aftermarket. The Company provides exchange services for cores for third party aftermarket remanufacturers. At the time of the Company’s separation from General Motors Corporation (“GM”) in August 1994, the Company was predominantly a North American original equipment manufacturer with a majority of the 1995 sales derived from GM. Through strategic capital investments, acquisitions, joint ventures and facility and workforce rationalization, the Company has become a low cost, global manufacturer and remanufacturer with a more balanced business and product mix between the aftermarket and the original equipment market. Since fiscal year 1995 the Company has increased sales, broadened its product line, expanded manufacturing and remanufacturing capabilities, diversified its customer base and end markets, lowered its cost base and extended its participation in international markets.

The automotive parts market is highly competitive. Competition is based primarily on quality of products, service, delivery, technical support and price. Most OEM manufacturers and aftermarket distributors source parts from one or two suppliers and the Company competes with a number of companies who supply automobile manufacturers throughout the world. The Company has taken actions to improve its cost structure, delivery, quality and price, some of which have resulted in significant charges to income. The restructuring and other special or unusual charges discussed below have been significant factors contributing to the net losses reported during the past three years. Events affecting the past three fiscal years include:

•	A special charge of $104,113 in 2003 for a change in estimate for the valuation of core inventory from primarily customer core acquisition cost to primarily core broker prices. This change will enhance purchasing and manufacturing decisions and provide more flexibility to adjust inventory levels and improve liquidity.

•	A special charge of $14,310 in 2003 for the estimated cost of the past service fee, other claims, interest and costs relating to an interim decision from the panel of arbitrators regarding the dispute with its Mexican joint venture partner, GCID Autopartes, S.A. de C.V.

•	Various restructuring actions to align the Company’s cost structure with market requirements (net charges totaling $75,231 in 2003, 2002 and 2001) and implementation of rigorous continuous improvement and lean manufacturing programs throughout its operations to further reduce cost and improve productivity.

•	A non-cash charge of $24,685 in 2003 to provide a valuation allowance for all unreserved domestic deferred income tax net assets established prior to 2003, and the establishment of a valuation allowance for the deferred tax assets arising from 2003 domestic losses.

•	Disposal of non-core businesses, which were primarily generating losses, to focus resources on core operations (net losses on disposal totaling $25,928 in 2003 and 2002 and cash proceeds on the sale of $30,058 in 2003).

•	A $74,176 non-cash charge for the write-down of goodwill in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).

•	A non-cash charge of $16,081 in 2001 to write-off various disputed items related to the GM Acquisition.

•	Costs of $4,194 associated with the Company’s going private and leveraged recapitalization transaction in 2001. An additional $105,164 charge to retained earnings was recorded in connection with this transaction.

The Company believes that the actions and other charges discussed above, combined with organic growth and new business, have provided the foundation for improved operating performance in future years. The initial impact of the restructuring and other cost reduction actions are reflected in the Company’s 2003 operating performance. Gross margins, excluding the special charges for the change in estimate for core valuation and the Mexican Arbitration interim decision discussed above, improved in 2003 compared with 2002. Selling, general and administrative expenses, as a percentage of net sales, have improved for two consecutive years. Cash provided by operating activities in 2003 and 2002 was $27,225 and $45,256 respectively. Significant uses of cash in 2003 and 2002 included minority interest buyouts and acquisition payments totaling $36,177 and restructuring payments of $31,182.

In the second quarter of 2003, the Company amended the terms of its $250 million Senior Credit Facility for the purpose of modifying certain financial covenants to reflect several changes to the Company’s business, including principally the sale of Tractech, Inc. (“Tractech”) and Kraftube, Inc. (“Kraftube”) and the restructuring charges recorded in the first quarter of 2003. In the fourth quarter of 2003, the Company further amended its Senior Credit Facility to provide for a $60,000 term loan facility and a $190,000 secured, asset based, revolving credit facility. Proceeds from the new term loan were used to reduce outstanding debt under the Company’s asset based revolving credit facility, thereby increasing the Company’s total borrowing capacity under its Senior Credit Facility by approximately $60,000. During 2003, certain Mexican subsidiaries of the Company entered into a machinery and equipment sale-leaseback financing transaction with GE Mexico. Net cash proceeds were $10,297. These changes in the Company’s financing agreements, combined with cash generated from operating activities in 2003, increased cash and borrowing capacity from $63,136 at December 31, 2002 to $123,171 at December 31, 2003. The Company also continues to explore additional financing options, both in the U.S. and abroad, in an effort to further enhance liquidity and assure continued compliance with the covenants of all existing financing arrangements.

The Company is subject to various covenants under the terms of its financing agreements, the most restrictive of which is the maintenance of certain Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) levels. EBITDA is defined under the senior credit facility as earnings before interest, taxes, depreciation and amortization, adjusted for certain restructuring and other special charges. EBITDA for purposes of the covenant calculation under the terms of the Company’s financing agreements is a monthly rolling twelve-month requirement and, for the year ending December 31, 2004, the twelve-month EBITDA requirement is $108,000. The EBITDA (as defined by the senior credit facilities) requirement for the year ended December 31, 2003 was $93,000 and the Company attained $108,963. The Company believes that the actions referred to above have provided additional flexibility to comply with all covenant requirements during 2004 and the Company is prepared to take certain actions to remain in compliance with covenants in the event of any unforeseen market downturns or other circumstances.

2.    ORGANIZATION AND ACQUISITIONS

Delco Remy America Acquisition

On July 31, 1994, the Company, through a wholly-owned subsidiary, Delco Remy America, Inc. (“DRA”), purchased substantially all of the assets, other than facilities, and assumed certain liabilities of specific business activities of the Delco Remy Division of GM (the “GM Acquisition”). The specific business activities purchased are engaged in the design, manufacture, remanufacture and sale of heavy-duty starter motors and generators, automotive starter motors, and related components.

The GM Acquisition was recorded based on the best estimates available, however, certain purchase price adjustments remained unresolved between GM and the Company. In 2001, the Company recorded a charge of $16,081 to operations under the caption “special charges – selling, general and administrative expenses” related to the unresolved issues. For more information, see Note 6.

In connection with the GM Acquisition, one of the Company’s subsidiaries issued a contingent purchase price note to GM payable beginning in 2004. The amount of the payment was to be based upon a percentage of the Company’s average earnings over the three-year period ending December 31, 2003 in excess of certain imputed earnings. No payments will be made under the terms of this contingent purchase price note.

Concurrent with the GM Acquisition, the Company entered into certain supply agreements with GM whereby the Company would be the sole-source supplier to GM for component parts manufactured by the Company at the date of the GM Acquisition. The supply agreement for automotive starter motors had an initial term of ten years, while the supply agreement for heavy-duty starter motors and generators had an initial term of six years. In fiscal year 1999, the Company and GM amended the agreement for the Company’s price of automotive products and extended the agreement term to August 31, 2008. In April 2002, price and product offering was adjusted in accordance with the competitive (as to price, technology and design) clause of the original agreement. The Supply Agreement for heavy-duty products terminated on July 31, 2000. Sales to GM were not adversely affected by the termination and the Company now has the ability to provide an expanded heavy-duty product offering to GM and other customers. GM’s obligations to distribute the Company’s automotive aftermarket products terminates on July 31, 2009.

2003 Acquisitions

During 2003, the Company completed the acquisition of certain parts of the Delphi automotive generator business for cash payments totaling $6,061, including cash acquired of $3,600. This acquisition included 51% of Hubei Delphi Automotive Generators Company, Ltd. (“Hubei”), a manufacturer of automotive and heavy-duty generators for the original equipment market and aftermarket based in China ($3,600); Delphi Automotive Systems Poland ($1,461); and other items ($1,000). The purchase price was funded through proceeds from the Company’s Senior Credit Facility. The acquisition was accounted for as a purchase with no resulting goodwill. The amount by which the estimated fair value of the assets acquired exceeded the total purchase price, including expenses, was applied as a ratable reduction in the value of non-current assets in accordance with SFAS No. 141.

Also during 2003, the Company made cash payments totaling $5,923 under contractual put agreements to purchase the remaining shares from the minority shareholders of World Wide Automotive, Inc. (“World Wide”), which was acquired in 1997. Goodwill of $2,749 was recorded in connection with these payments and the Company’s ownership of World Wide increased from 94.0% to 100.0%.

In 2003, the Company made cash payments totaling $5,298 (including a currency exchange effect of $102) on notes issued in 2002 in connection with the Company’s acquisition of the remaining shares from the minority shareholders of Delco Remy Korea, which was acquired in 1999.

Payments totaling $5,237 were made in 2003 under contractual put agreements to purchase the remaining shares from the minority shareholder of Power Investments, Inc. (“Power”), which was acquired in 1996. Goodwill of $1,303 was recorded in connection with these payments and the Company’s ownership percentage of Power increased from 93.4% to 100.0%.

In the fourth quarter of 2003, the Company recorded an estimated contingent earn-out liability of $13,500 relative to the 2000 acquisition of M&M Knopf Auto Parts, Inc. (“Knopf”). The liability was based on the achievement of certain earnings goals by Knopf during the period August 2000 to December 2003 and is payable in 2004. This adjustment to the purchase price of Knopf resulted in a $13,500 increase in goodwill.

In the fourth quarter of 2003, the Company reversed an estimated contingent earn-out liability and recorded a corresponding reduction of goodwill in the amount of $4,303 which had been established relative to the acquisition of Mazda North America Operations (“Mazda NA”) in 2001. The Company determined that it was unlikely that certain sales goals during the period January 2003 to December 2005 would be achieved by Mazda NA.

2002 Acquisitions

During 2002, the Company made payments totaling $5,398 under contractual put agreements to purchase additional shares from the minority shareholders of World Wide. Goodwill of $4,224 was recorded in connection with these payments and the Company’s ownership percentage of World Wide increased from 88.2% to 94.0%.

Also during 2002, the Company made payments totaling $5,625 under contractual put agreements to purchase additional shares from the minority shareholders of Power. Goodwill of $1,384 was recorded in connection with these payments and the Company’s ownership percentage of Power increased from 85.8% to 93.4%.

The Company also made cash payments totaling $5,485 and issued notes in the amount of $9,918 ($5,196 of which was payable in 2003 and $4,722 of which is payable in 2004) in 2002, to purchase additional shares from the minority shareholders of Delco Remy Korea, which was acquired in 1999. Goodwill of $4,310 was recorded. This transaction increased the Company’s ownership percentage in Delco Remy Korea from 81.0% to 100%.

In 2002, the Company acquired intellectual property rights for the light duty alternator product line and certain other assets in connection with the acquisition of certain parts of the Delphi automotive generator business. Cash payments totaled $253.

In 2002, the Company made a cash payment of $497 in connection with the contingent payment terms of the Mazda NA acquisition in 2001.

2001 Acquisitions and Investments

In July 2001, the Company and Hitachi Ltd. formed Hitachi Remy Automotive GmbH to develop, manufacture and market automotive starting motors and alternators in European and North American markets. The Company’s ownership position in this business is 49%. This investment is accounted for under the equity method.

In June 2001, the Company, through a wholly-owned subsidiary, purchased the North American remanufacturing business of Mazda NA. The purchase price of $17,116, including expenses and excluding future contingent payments, was funded through proceeds from the Company’s Senior Credit Facility. The acquisition was accounted for as a purchase with resulting goodwill of $17,149. The business, located in Jacksonville, Florida, is responsible for the remanufacturing of Mazda automatic transmissions, transaxles and rotary engines for Mazda’s service requirements in North America. In 2003, the Company completed plans to close the Jacksonville facility and relocate operations to its transmission remanufacturing operations in Summerville, South Carolina. For more information, see Note 6. The Company will continue to remanufacture these components to support Mazda’s service and replacement parts needs in North America.

In May 2001, the Company acquired 100% of the capital stock of Auto Matic Transmission International A/S (“AMT”) for approximately $500. AMT, based in Soborg, Denmark, remanufactures automatic transmissions for passenger cars and commercial vehicles. Goodwill of $306 was recorded in connection with this acquisition.

In February 2001, the Company acquired the assets of XL Component Distribution Limited (“XL”) for approximately $2,416. Goodwill of $3,610 was recorded in connection with the acquisition. XL, headquartered in Droitwich, Worcestershire, England, is involved in the remanufacturing, packaging and distribution of steering racks, brake calipers, ignition distributors, ignition leads, transmission components and rotating electrics.

Payments totaling $6,434 under contractual put agreements were made in 2001 to acquire additional shares from the minority shareholders of World Wide. Goodwill of $2,518 was recorded in connection with these payments and the Company’s ownership percentage of World Wide increased from 82.5% to 88.2%.

Payments totaling $2,422 under contractual put agreements were made in 2001 to acquire additional shares from the minority shareholders of Power. Goodwill of $563 was recorded in connection with these payments and the Company’s ownership percentage of Power increased from 82.5% to 85.8%.

All acquisitions, other than Hitachi Remy Automotive GmbH, which is accounted for under the equity method, have been accounted for as purchases and, accordingly, their results of operations have been included in the consolidated financial statements since their respective dates of acquisition. On an unaudited pro-forma basis, the effects of the acquisitions were not significant to the Company’s results of operations.

3.    DISCONTINUED OPERATIONS

In the first quarter of 2003, the Company completed the sale of Tractech and Kraftube. These non-core businesses manufactured traction control devices and components for the air-conditioning industry, respectively. In connection with the sale, the Company recorded net cash proceeds of $30,058 and a gain of $2,320, with no income tax effect, in 2003. This gain is subject to adjustment based on the financial performance of these businesses in 2004 through 2008. The operating results, balance sheets and cash flows of these businesses were reported as discontinued operations beginning in the first quarter of 2003 and all prior periods have been reclassified accordingly.

In the first quarter of 2003, the Company completed plans to exit its contract remanufacturing operation for gas engines in Beaumont, Texas. A charge of $618 for the write down of assets and the cost of employee separation programs relative to the exit of this operation was charged to discontinued operations in 2003. The operating results, balance sheets and cash flows of this business were reported as discontinued operations beginning in the first quarter of 2003 and all prior periods have been reclassified accordingly.

In the second quarter of 2002, the Company completed plans to exit its retail aftermarket gas engine business in Dallas, Texas, Kansas City, Missouri and Toronto, Canada. A charge of $28,248 was recorded in 2002 for the write down of the relevant assets to their estimated realizable value. An additional charge of $2,824 was recorded in 2002 for the estimated cost of employee termination benefits and other exit costs. For more information on this matter see Note 6. A valuation allowance was established in 2002 for the income tax effect of these charges. The operating results, balance sheets and cash flows of this business were reported as discontinued operations beginning in the second quarter of 2002 and all prior periods have been reclassified accordingly.

The wind down of both the contract and aftermarket gas engine remanufacturing operations was essentially complete at December 31, 2003. The Company currently expects to make additional cash payments, which have been fully accrued, of approximately $2,000 in 2004.

Selected financial information for the discontinued operations is as follows:

	2003	2002	2001

Net sales	$9,726	$51,933	$85,576
Interest expense	1,184	10,840	8,950
Loss before tax	(4,930)	(34,010)	(40,691)
Income tax benefit	—	1,992	9,773

Net loss	$(4,930)	$(32,018)	$(30,918)

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of DRI and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Use of Estimates

Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the year. Actual results could differ from those estimates.

Revenue Recognition

Substantially all of the Company’s revenue is recognized at the time product is shipped to customers. The Company’s remanufacturing operations obtain used diesel and gasoline engines, fuel systems, transmissions, starter motors and generators, commonly known as cores, from its customers as trade-ins. Net sales and cost of goods sold were reduced by $300,576, $276,376, $193,247 for the years ended December 31, 2003, 2002, and 2001, respectively, to reflect the cost of cores for remanufactured product shipped.

Cash and Cash Equivalents

All cash balances and highly liquid investments with a maturity of ninety days or less when acquired are considered cash and cash equivalents. The carrying amount of cash equivalents approximates fair value.

Concentrations of Credit Risk and Other Risks

Substantially all of the Company’s accounts receivable are due from customers in the original equipment and aftermarket automotive industries, both in the U.S. and internationally. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains allowances for doubtful customer accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company conducts a significant portion of its business with GM. For more information, see Note 14.

Inventories

Inventories are carried at lower of cost or market determined on the first-in, first-out (FIFO) method. In the fourth quarter of 2003, the Company changed its estimate for the valuation of core inventory from primarily customer acquisition cost to primarily core broker prices and recorded a special charge of $104,113. Of this charge $94,968 related to the write down of the core component of inventory and $9,145 related to the establishment of an estimated liability for core returns. In future periods, the value of cores will be estimated over the expected remaining life of the core and will be evaluated on an ongoing basis by comparing the estimate to broker prices.

For the Company, raw materials also include supplies and repair parts which consist of materials consumed in the manufacturing process, but not directly incorporated into the finished products. Inventories consist of the following:

	2003	2002

Raw materials	$126,545	$157,471
Work-in-process	4,978	35,058
Finished goods	83,241	88,495

Total inventory	$214,764	$281,024

Property and Equipment

Property and equipment are stated at cost and include certain expenditures for leased facilities. Depreciation is calculated primarily using the straight-line method over the estimated useful lives of the related assets, including leased facilities (15 to 40 years for buildings and 3 to 15 years for machinery and equipment).

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of the net assets acquired and was amortized by the straight-line method over 15 to 35 years through 2001. In accordance with SFAS No. 142, which was adopted by the Company effective January 1, 2002, goodwill and other intangible assets are not amortized, but tested for impairment at least annually. For more information, see Note 5.

The cost of other intangible assets with determinable useful lives is amortized on a straight-line basis to reflect the pattern of economic benefit consumed, ranging from 5 to 20 years.

Derivative Financial Instruments

The Company reports all derivative instruments on the consolidated balance sheet at fair value and establishes criteria for the designation and effectiveness of hedging relationships.

In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values, interest rates and commodity prices that can affect the cost of operating, investing and financing. Accordingly, the Company addresses a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The Company uses derivative financial instruments for the purpose of hedging currency and interest rate exposures, which exist as a part of ongoing business operations. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes. Management routinely reviews the effectiveness of the use of derivative instruments.

Currency Rate Hedging:    The Company primarily utilizes forward exchange contracts with maturities generally within 12 months, which qualify as cash flow hedges. In order to hedge anticipated U.S. dollar-denominated intercompany sales of inventory by its South Korean subsidiary to a U.S. subsidiary against fluctuations between the South Korean Won and U.S. dollar, the Company entered into a series of currency forward contracts. The critical terms of the hedges are the same as the underlying forecasted transactions, and the hedges are considered highly effective to offset the changes in the fair value of the cash flows from the hedged transactions. At maturity, each contract is settled at the difference between fair value and contract value. These derivative contracts were designated as cash flow hedges and, accordingly, changes in fair value were charged to other comprehensive income (loss), (“OCI”). Any derivative instrument terminated, designated but no longer effective as a hedge or initially not effective as a hedge would be recorded at fair value and the related gains and losses would be recognized in earnings. Derivatives not designated as hedges are adjusted to fair value through the consolidated statement of operations.

The Company’s foreign exchange contracts are summarized as follows:

	2003		2002
	Notional Amount	Fair Value (Loss)	Notional Amount	Fair Value Gain

Forwards	$60,557	$(507)	$111	$16
Non-deliverable forwards	—	—	10,400	1,011

Interest Rate Hedging:    The Company is exposed from time to time to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management is to manage the level of the Company’s fixed and the floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program consists of entering into approved interest rate derivatives, which qualify as cash flow or fair value hedges, when there is a desire to modify the Company’s exposure to interest rates. Gains and losses on cash flow hedges are deferred in accumulated OCI until the underlying transaction is recognized in earnings, net of gains and losses on the hedged instrument. In November 2000, the Company entered into an interest rate swap to hedge the exposure on a portion of its variable rate debt. The swap converted the libor-based rate into a fixed rate of 6.51% on debt of $100,000 for a period of two years. This swap was designated as a cash flow hedge and changes in fair value were charged to OCI. Realized gains and losses were charged to earnings as interest expense in the periods in which earnings were impacted by the variability of the cash flows of the interest paid. The interest rate swap hedge expired in November 2002.

Net Investments Hedging:    The Company may enter into foreign-denominated debt to be used as a non-derivative instrument to hedge the Company’s net investment in foreign subsidiaries. The changes in carrying amount of the foreign-denominated debt on the Company’s books, attributable to changes in the spot foreign exchange rate, is a hedge of the net investment in its foreign subsidiaries.

Commodity Purchases:    The Company purchases certain commodities during the normal course of business, which result in physical delivery and hence, are excluded from SFAS No. 133, as amended.

Warranty

The Company provides an allowance for the estimated future cost of product warranties and other defective product returns based on management’s estimate of product failure rates and customer eligibility. If these factors differ from management’s estimates, revisions to the estimated warranty liability may be required. The specific terms and conditions of the warranties vary depending upon the customer and the product sold. Changes to the Company’s warranty liability, excluding discontinued operations, are summarized as follows:

	2003	2002	2001

Balance at beginning of period	$15,851	$15,992	$7,425
Provision for warranty	49,634	50,798	52,648
Payments and charges against the accrual	(49,429)	(50,939)	(44,114)
Other (including acquisitions)	4,627	—	33

Balance at end of period	$20,683	$15,851	$15,992

Investments in Joint Ventures

Investments in companies representing an ownership interest of 20% to 50% are accounted for by the equity method. At December 31, 2003, the Company’s ownership interest and carrying value of these investments consisted of Sahney Paris Rhone Ltd. (47.5%, $5,230) and Hitachi Remy Automotive GmbH (49%, $382). During the year the Company wrote-off its investment in iPower.

At December 31, 2002, the Company’s ownership interests and carrying value of these instruments consisted of Sahney Paris Rhone Ltd. (47.5%, $4,804); Hitachi Remy Automotive GmbH (49%; $1,627); and iPower (42.8%, $5,077).

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to support the realization of certain deferred tax assets.

Failure to achieve forecasted taxable income may affect the ultimate realization of certain deferred tax assets. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, general economic conditions, increased competition, or delays in product availability. For more information, see Note 12.

Pension and Post-Retirement Plans

The Company sponsors various defined benefit pension and post-retirement plans, which produce significant costs developed from actuarial valuations. Inherent in these valuations are key assumptions regarding discount rates, expected return on plan assets, rates of compensation increases, and the rates of health care benefit increases. The Company is required to consider current market conditions in determining these assumptions. If future trends in these assumptions prove to differ from management’s assumptions, revisions to the plan assets, benefit obligations and components of expense may be required. For more information, see Note 10.

Foreign Currency Translation

Financial statements of foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and at the average exchange rate for each year for revenue and expenses. Translation adjustments are recorded as a separate component of stockholders’ equity and reflected in OCI. For more information, see Note 13.

Earnings Per Share

As a result of the recapitalization of the Company in 2001, the Company’s publicly traded common stock was delisted. For more information, see Note 11. Consequently, the Company has not presented earnings per share in its consolidated financial statements, as it believes its presentation is not meaningful to investors.

Fair Value of Financial Instruments

The Company’s financial instruments generally consist of cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The fair value of the Company’s fixed rate debt was estimated using the closing market price of each security as of December 31, 2003 and 2002. With the exception of the Senior Notes and the Senior Subordinated Notes, the carrying amounts of these financial instruments approximated their fair value at December 31, 2003 and 2002. The face value and estimated fair value of the Company’s Senior Notes and Senior Subordinated Notes at December 31, 2003 and 2002 are as follows:

	Face Value	2003	2002

Senior Notes	$145,000	$148,263	$116,363
10 5/8% Senior Subordinated Notes	140,000	140,700	71,225
11% Senior Subordinated Notes	165,000	170,775	83,531

Implementation of New Financial Accounting Pronouncements

In 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective in 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The adoption in 2003 of this interpretation did not effect the Company’s consolidated financial position or results of operations.

In December 2003, the FASB revised SFAS No. 132 Employers’ Disclosures about Pensions and Other Postretirement Benefits (“SFAS No. 132”). This Statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and postretirement plans. In addition, this statement requires interim period disclosure of the components of net period benefit cost and contributions if significantly different from previously reported amounts. The Company adopted SFAS No. 132, as revised, in the fourth quarter of 2003.

In 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003. The Company adopted SFAS No. 149 in the third quarter of 2003. Adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operation.

In 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial position or results of operations.

In 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 eliminates the classification of debt extinguishments as extraordinary items. The provisions of SFAS No. 145 related to rescission of FASB Statements No. 44 and No. 64 and amendment of SFAS No. 13 and Technical Corrections were adopted by the Company in the second quarter of 2002. Adoption of these provisions did not have a material effect on the Company’s results of operations, financial position or cash flows. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were adopted effective January 1, 2003, and the extraordinary items resulting from debt extinguishments in 2002 and 2001 were reclassified to interest expense. Accordingly, interest expense, net, increased approximately $1,800 and income from continuing operations decreased approximately $1,100 in 2002 and interest expense decreased approximately $1,100 and the loss from continuing operations decreased approximately $700 in 2001.

In 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Severance pay under SFAS No. 146, in many cases, is recognized over the remaining service period rather than at the time the plan is communicated. The provisions of SFAS No. 146 are effective for exit or disposal activities that were initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003.

In 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires an issuer of a guarantee to recognize an initial liability for the fair value of the obligations covered by the guarantee. FIN 45 also addresses the disclosures required by a guarantor in interim and annual financial statements regarding obligations under guarantees. Accordingly, the Company has provided additional disclosures relating to product warranties. The Company does not have any other guarantees under FIN 45; therefore the adoption of this interpretation did not have an impact on the Company’s consolidated financial position or results of operations.

In 2001, the FASB issued SFAS No. 142. SFAS No. 142 applies to all acquired intangible assets. It requires that goodwill and other identifiable intangible assets with an indefinite useful life not be amortized but instead be tested for impairment at least annually. Identifiable intangible assets are amortized when their useful life is determined to no longer be indefinite. The Company adopted this statement on January 1, 2002. The results of adoption are provided in Note 5, Goodwill and Other Intangible Assets.

In 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each subsequent period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related long-lived asset. The Company adopted SFAS No. 143 effective January 1, 2003. Adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

On June 29, 2001, the FASB issued SFAS No. 142. SFAS No. 142 addresses accounting and reporting of acquired goodwill and other intangible assets and was adopted by the Company effective January 1, 2002. The goodwill impairment testing provisions of SFAS No. 142 must be applied goodwill and other intangible assets that are recognized in the Company’s financial statements at the time of adoption. Also upon adoption, goodwill is no longer amortized and is tested for impairment at least annually. Excluding goodwill amortization of $5,955, for the year ended December 31, 2001, the Company’s net loss from continuing operations before cumulative effect of change in accounting principle would have been $36,880.

SFAS No. 142 requires that goodwill be tested for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its carrying value. Should circumstances change or events occur to indicate that the fair market value of the reporting unit has fallen below its carrying value, management must then compare the estimated fair value of goodwill to carrying value. If the carrying value exceeds the estimated fair value, an impairment loss would be recognized in an amount equal to that excess. Such an impairment loss would be recognized as a non-cash charge to operating income.

The Company completed step one of the transitional impairment test required by SFAS No. 142 during the second quarter of 2002. The test indicated potential impairment losses in certain of its original equipment and aftermarket businesses. During the fourth quarter of 2002, the Company, with the assistance of an outside valuation firm, performed the impairment tests of its goodwill required by SFAS No. 142. As a result of this assessment, the Company recorded a non-cash charge of $74,176, to reduce the carrying value of its goodwill to its estimated fair value. In accordance with SFAS No. 142, the charge is presented as a cumulative effect of change in accounting principle in the consolidated statement of operations in the first quarter of 2002. The Company performs an impairment review on an annual basis, or more frequently if impairment indicators arise.

The Company completed its annual impairment test during the fourth quarter of 2002 and 2003, as required under SFAS No. 142 and determined that goodwill was not impaired.

At December 31, 2003, the Company had goodwill and other intangible assets totaling approximately $135,000, net of accumulated amortization. In 2003, the Company recorded additional goodwill of $13,500 in connection with the estimated contingent earn-out liability relative to the acquisition of Knopf and a total of $4,052 in connection with the acquisition of the remaining shares from the minority shareholders of World Wide and Power. These increases were partially offset by the reversal of the accrued contingent earn-out liability and corresponding reduction in goodwill of $4,303 relative to the acquisition of Mazda NA. For more information, see Note 2.

At December 31, 2002, the Company had goodwill and other intangible assets totaling approximately $122,000, net of accumulated amortization. In 2002, the Company recorded additional goodwill totaling $9,918 in connection with the acquisition of the remaining shares from the minority shareholders of World Wide, Power and Delco Remy Korea. For more information see Note 2.

6.    RESTRUCTURING AND SPECIAL CHARGES

RESTRUCTURING CHARGES

The Company’s restructuring activities are accounted for in accordance with SFAS No. 146.

Continuing Operations

In 2003, the Company completed plans for the following restructuring actions and transfers of production to lower-cost facilities:

1.	Closure of its starter and alternator manufacturing operations in Anderson, Indiana.

2.	Consolidation of its alternator and starter remanufacturing operations in Mississippi.

3.	Closure of its aftermarket remanufacturing and distribution facilities in Reed City, Michigan.

4.	Closure of its aftermarket transmission remanufacturing facility in Jacksonville, Florida.

A total charge of $49,508 was recorded in 2003 for the estimated cost of these plans. This charge consisted of $14,837 for the estimated cost of various voluntary and involuntary employee separation programs associated with the resulting workforce reductions of approximately 750 employees; $29,317 for the impairment of fixed assets and capital leases; $9,066 for the impairment of operating leases; a post-employment benefit curtailment gain of $7,216; a pension plan curtailment charge of $1,835; and other miscellaneous costs of $1,669. Relative to the employee termination programs established in 2003, $8,437 was paid in 2003, and $5,668 and $732 are expected to be paid in 2004 and 2005, respectively. The Company currently expects to record additional charges of $3,000 to $5,000 in connection with these actions in 2004.

In 2002, the Company recorded a net restructuring credit of $4,375 consisting of a $4,916 post-employment benefit curtailment gain and a $541 pension curtailment charge related to the closure and realignment of certain manufacturing operations announced in 2001 as discussed below.

In 2001, the Company recorded a restructuring charge of $30,098 in conjunction with plans for the closure and realignment of certain manufacturing facilities and administrative functions in the U.S., Canada and Europe. This charge consisted of $23,328 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 800 production and administrative employees and asset impairment and other miscellaneous costs totaling $6,770. Relative to the employee termination programs established in 2001, $1,080, $12,709 and $4,802 was paid in 2001, 2002 and 2003, respectively, and $4,737 will be paid in 2004.

The following table summarizes the activity in the restructuring accrual of continuing operations:

	Termination Benefits	Exit/ Impairment Costs	Total

Reserve at December 31, 2000	$6,679	$190	$6,869
Provision in 2001	23,328	1,120	24,448
Payments in 2001	(5,875)	(352)	(6,227)
Reserve established on acquisition	1,477	191	1,668
Other	(113)	(776)	(889)

Reserve at December 31, 2001	25,496	373	25,869
Payments in 2002	(15,640)	(175)	(15,815)
Other	(271)	29	(242)

Reserve at December 31, 2002	9,585	227	9,812
Provision in 2003	14,837	9,066	23,903
Payments in 2003	(13,347)	(2,020)	(15,367)
Other	62	1,217	1,279

Reserve at December 31, 2003	$11,137	$8,490	$19,627

The following table reconciles the restructuring provisions appearing in the above table with the total charges (credits) appearing in the consolidated statements of operations:

	2003	2002	2001

Provision charged to accrual	$23,903	$—	$24,448
Write-down of fixed assets and capital leases	29,317	—	5,650
Post-employment benefit curtailment gain	(7,216)	(4,916)	—
Pension plan curtailment charge	1,835	541	—
Other	1,669	—	—

Total provision	$49,508	$(4,375)	$30,098

Discontinued Operations

The restructuring charges, payments and liabilities relative to discontinued operations are classified as discontinued operations in the Company’s consolidated financial statements. The restructuring liabilities of these operations are included in the Balance Sheet as liabilities of discontinued operations.

In 2003, the Company recorded restructuring charges in its discontinued operations of $389, consisting of $190 of employee termination benefits, which were paid in 2003, and $199 of asset impairment and other costs.

In 2002, the Company recorded restructuring charges in its discontinued operations of $2,824, consisting of $1,053 of employee termination benefits and $1,771 of asset impairment and other costs. Relative to the employee termination programs established in 2002, $317 and $736 were paid in 2002 and 2003, respectively.

In 2001, the Company recorded restructuring charges in its discontinued operations of $9,251, consisting of $3,399 of employee termination benefits and $5,852 of asset impairment and other costs. Cash payments for termination programs established in 2001 of $975, $2,225 and $199 were made in 2001, 2002 and 2003, respectively.

The following table summarizes the activity in the restructuring accrual of discontinued operations:

	Termination Benefits	Exit/ Impairment Costs	Total

Reserve at December 31, 2000	$683	$140	$823
Provision in 2001	3,399	5,852	9,251
Payments in 2001	(1,892)	(126)	(2,018)
Other	71	(1,896)	(1,825)

Reserve at December 31, 2001	2,261	3,970	6,231
Provision in 2002	1,053	1,771	2,824
Payments in 2002	(2,592)	(2,471)	(5,063)
Other	345	(504)	(159)

Reserve at December 31, 2002	1,067	2,766	3,833
Provision in 2003	190	199	389
Payments in 2003	(980)	(1,542)	(2,522)
Other	(277)	(1,065)	(1,342)

Reserve at December 31, 2003	$—	$358	$358

SPECIAL CHARGES

In the fourth quarter of 2003, the Company changed its estimate for the valuation of core inventory from primarily customer acquisition cost to primarily core broker prices and recorded a special charge of $104,113. Of this charge, $94,968 related to the write down of the core component of inventory and $9,145 related to the establishment of an estimated liability for core returns. The Company estimated broker values by considering, in order of preference, direct purchases from brokers, purchase quotes from brokers, and appraisals. Multiple reference sources were used to establish a core family’s inventory value, to ensure the determination of fair market value. The Company made the decision to change the valuation estimate after weighing the changes in the market place, concluding that the long term recovery of core prices was unlikely, considering the desired consistency between Company valuations and lender valuations, conducting a market survey that indicated a trend toward core broker valuations, and examining the 2003 IRS ruling allowing the use of core broker prices for inventory valuation. The Company believes this change better reflects current market and competitive conditions. The new values of cores bring the inventory more inline with the appraised values under the asset based lending arrangement. The Company believes this change will enhance purchasing and manufacturing decisions, provide more flexibility to adjust inventory levels and improve liquidity. For more information, see Note 4.

In March 2004, prior to the issuance of the 2003 financial statements, the Company received an interim decision from the panel of arbitrators regarding the dispute with its Mexican joint venture partner, GCID Autopartes, S.A. de C.V. The final award is expected in the second quarter of 2004. The Company will record the cost associated with the acquisition of the remaining 24% partnership interest at the closing date, which is expected to occur in the second quarter of 2004. In the fourth quarter of 2003, the Company recorded a special charge to cost of sales for the estimated cost of the past service fee, other claims, interest and other costs totaling $14,310. For more information, see Note 16.

In 2001, the Company recorded special charges totaling $30,026, $13,945 of which was charged to cost of goods sold and $16,081 of which was charged to selling, general and administrative expenses. The cost of goods sold charge consisted primarily of higher than expected warranty returns for a limited class of heavy-duty OEM alternators in 2001 and expected returns in 2002 and 2003. The charge to selling, general and administrative expense consisted primarily of the write-off of disputed items related to the GM acquisition. The Company conceded these claims in connection with the negotiation of other long-term agreements with GM and Delphi Automotive Systems Corporation.

7.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts is as follows:

	2003	2002	2001

Balance at beginning of period	$4,942	$2,967	$2,746
Additions charged to costs and expenses	4,959	4,305	1,107
Uncollectible accounts written off, net of recoveries	(3,699)	(2,330)	(886)

Balance at end of period	$6,202	$4,942	$2,967

The allowance does not include amounts related to discontinued operations of $800, $4,237, and $1,711 for the years ending December 31, 2003, 2002 and 2001, respectively.

8.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	2003	2002

Land and buildings	$28,450	$22,558
Buildings under capital leases	26,800	26,800
Leasehold improvements	4,774	11,200
Machinery and equipment	251,431	229,477

Total property, plant and equipment	$311,455	$290,035

9.    LONG-TERM DEBT

Borrowings under long-term debt arrangements consist of the following:

	2003	2002

Senior Credit Facility	$111,630	$120,400
Senior Notes	145,000	145,000
10 5/8% Senior Subordinated Notes	140,000	140,000
11% Senior Subordinated Notes	163,583	163,310
Other, including capital lease obligations	64,287	57,862

	624,500	626,572
Less current portion	31,397	30,190

Total long-term debt	$593,103	$596,382

Senior Credit Facility

On June 28, 2002, the Company entered into a $250,000 secured, asset based, revolving credit facility (the “Senior Credit Facility”) with a syndicate of banks led by Wachovia Bank, National Association and its subsidiary Congress Financial Corporation. The Senior Credit Facility replaced the Company’s then-existing $200,000 secured revolving credit facility, which was due to expire on March 31, 2003. The Senior Credit Facility extends through March 31, 2006 and has provisions for annual extensions thereafter. The interest is payable at the end of each month.

The Senior Credit Facility is collateralized by liens on substantially all assets of the Company and its domestic and certain foreign subsidiaries and by the capital stock of such subsidiaries.

On October 3, 2003, the Company amended and restated its Senior Credit Facility. The $250,000 amended and restated facility consists of a $190,000 secured, asset-based, revolving facility, and a $60,000 term loan facility. Proceeds from the new term loan were used to reduce outstanding debt under the Company’s asset-based revolving credit facility, thereby increasing the Company’s total borrowing capacity under the Senior Credit Facility by approximately $60,000. The interest rate on the term loan facility is Wachovia Bank’s prime rate plus 4.5% subject to a minimum interest rate of

8.5%. The applicable interest rate on the amount borrowed under the revolving credit facility remains unchanged and floats at rates above Wachovia Bank’s prime rate and/or eurodollar rates. The Company amended the Senior Credit Facility effective December 31, 2003. The change permits the Company to add back the special charges recorded in the fourth quarter for purposes of calculating EBITDA and modifies other financial covenants to reflect changes to the Company’s business. For more information see Notes 4 and 16.

At December 31, 2003, borrowings under the Senior Credit Facility were $111,630 and utilization of letters of credit totaled $7,300. Based on the collateral supporting the senior credit facility at December 31, 2003, $101,843 was available under the Facility. At December 31, 2003 the interest rate was 8.5% on the term loan and 3.9% on the revolving credit facility.

The Senior Credit Facility contains various restrictive covenants, which include, among other things: (i) limitations on additional borrowings and encumbrances; (ii) the maintenance of certain financial ratios and compliance with certain financial tests and limitations; (iii) limitations on cash dividends paid; (iv) limitations on investments and capital expenditures; and (v) limitations on leases and sales of assets. The Company believes the most restrictive of these covenants is the maintenance of certain rolling twelve-month EBITDA levels. For purposes of the covenant calculation under the terms of the Senior Credit Facility, the requirement was $93,000 for the year ending December 31, 2003, and the Company attained $108,900. The requirement for the year ending December 31, 2004 is $108,000.

Senior Notes

On December 22, 1997, the Company issued $145,000 of 8 5/8% Senior Notes due December 15, 2007 (the “Senior Notes”). The proceeds from the Senior Notes were $141,375, net of issuance costs. The proceeds were used to repay higher interest bearing debt.

The Senior Notes are general unsecured senior obligations of the Company and rank pari passu in right of payment with all existing and future senior indebtedness of the Company and senior in right of payment to all of the Company’s existing and future subordinated obligations. In addition, the Company’s obligations under the Senior Notes will be fully and unconditionally guaranteed on a joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries. The subsidiary guarantees will rank pari passu in right of payment with all existing and future senior indebtedness of the subsidiary guarantors and senior in right of payment to all existing and future subordinate obligations of the subsidiary guarantors. The Senior Notes and the subsidiary guarantees will be effectively subordinated to all existing and future secured indebtedness of the Company and the subsidiary guarantors as well as to any liabilities of subsidiaries other than subsidiary guarantors.

The Senior Notes are redeemable at the Company’s option, in whole or in part, at any time on or after December 15, 2002, at the redemption prices set forth in the note agreement plus accrued and unpaid interest, if any, to the date of redemption. Interest is payable semi-annually on June 15 and December 15 of each year.

Upon the occurrence of a change of control (as defined), each holder of the Senior Notes will have the right to require the Company to purchase all or a portion of such holder’s notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The indenture pursuant to which the Senior Notes were issued contains certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness; (ii) pay dividends or make other distributions with respect to the capital stock (as defined) of the Company or its restricted subsidiaries; (iii) sell the assets of the Company or its restricted subsidiaries; (iv) issue or sell restricted subsidiary stock; (v) enter into certain transactions with affiliates; (vi) create certain liens; (vii) enter into certain mergers and consolidations and (viii) incur indebtedness which is subordinate to senior indebtedness and senior to the Senior Subordinated Notes.

10 5/8% Senior Subordinated Notes

On August 2, 1996, the Company issued $140,000 of 10 5/8% Senior Subordinated Notes due August 1, 2006 (the “10 5/8% Senior Subordinated Notes”).

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

The 10 5/8% Senior Subordinated Notes are redeemable at the Company’s option, in whole or in part, on or after August 1, 2001, at the redemption prices set forth in the note agreement plus accrued and unpaid interest, if any, to the redemption date. Interest is payable semi-annually on February 1 and August 1 of each year.

Upon the occurrence of a change of control, each holder of the 10 5/8% Senior Subordinated Notes will have the right to require the Company to purchase all or a portion of such holder’s notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

The indenture pursuant to which the 10 5/8% Senior Subordinated Notes were issued contains certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness; (ii) pay dividends or make other distributions with respect to the capital stock (as defined) of the Company and its restricted subsidiaries; (iii) sell the assets of the Company or its restricted subsidiaries; (iv) issue or sell restricted subsidiary stock; (v) enter into certain transactions with affiliates; (vi) create certain liens; (vii) enter into certain mergers and consolidations and (viii) incur indebtedness which is subordinate to senior indebtedness and senior to the Senior Subordinated Notes.

11% Senior Subordinated Notes

On April 26, 2001, the Company issued $165,000 of 11% Senior Subordinated Notes due May 1, 2009 (“the 11% Senior Subordinated Notes”). Net proceeds (after discounts, commissions, and expenses) of approximately $157,000 were used to retire the GM Subordinated Debenture of approximately $19,000 and repay approximately $138,000 outstanding under the Company’s then existing secured revolving credit facility.

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

The 11% Senior Subordinated Notes are redeemable at the Company’s option, in whole or in part, at any time on or after May 1, 2005, at the redemption prices set forth in the note agreement plus accrued and unpaid interest, if any, to the redemption date. Interest is payable semi-annually in arrears on May 1 and November 1, and commenced on November 1, 2001.

Upon the occurrence of a change in control, each holder of the 11% Senior Subordinated Notes will have the right to require the Company to purchase all or a portion of such holder’s notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

The indenture pursuant to which the 11% Senior Subordinated Notes were issued contains certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness unless a coverage ratio is met; (ii) make restricted payments, as defined; (iii) make dividend payments or make other distributions on its capital stock; (iv) sell assets of the Company or its restricted subsidiaries; (v) enter into certain transactions with affiliates; (vi) create certain liens and (vii) enter into certain mergers and consolidations.

Sale-Leaseback Financing Transactions

In 2003, certain of the Company’s Mexican subsidiaries entered into a series of machinery and equipment sale-leaseback financing transactions with GE Mexico. Under the terms of this agreement, the relevant subsidiaries must maintain certain net worth, earnings before interest, taxes, depreciation and amortization (as defined) and sales levels, in addition to other requirements normally associated with this type of financing. Net cash proceeds from these transactions in 2003 were $10,297, net of security deposits totaling $5,425. The Company has accounted for these transactions as financing transactions in accordance with SFAS No. 66 and SFAS No. 98. Accordingly, an obligation of $15,722 was recorded relative to these transactions.

Capital Lease Obligations

Capital leases have been capitalized using nominal interest rates ranging from 10.7% to 14.2%. The net book value of assets under capital leases was $5,950 and $12,745 at December 31, 2003 and 2002, respectively.

Other

Required principal payments of long-term debt and capitalized leases are as follows:

2004	$31,397
2005	7,075
2006	256,673
2007	149,964
2008	5,277
Thereafter	174,114

Total principal payments	$624,500

10.    EMPLOYEE BENEFIT PLANS

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

Pension and Post-Retirement Health Care and Life Insurance Plans

DRA has defined benefit pension plans covering substantially all employees. The plan covering salaried employees provides benefits that are based upon years of service and final estimated average compensation. Benefits for hourly employees are based on stated amounts for each year of service. DRA’s funding policy is to contribute amounts to provide the plans with sufficient assets to meet future benefit payment requirements consistent with actuarial determinations of the funding requirements of federal laws. Plan assets are primarily invested in mutual funds, which invest in both debt and equity instruments.

DRA maintains hourly and salaried benefit plans that provide post-retirement health care and life insurance to retirees and eligible dependents. The benefits are payable for life, although DRA retains the right to modify or terminate the plans providing these benefits. The salaried plan has cost sharing features such as deductibles and co-payments. Salaried employees who were not GM employees prior to 1992 are not eligible for the above-described post-retirement benefits. It is DRA’s policy to fund these benefits as claims are incurred.

The changes in benefit obligations and plan assets, components of expense, and assumptions for the plans are as follows:

	Pension Benefits			Post-Retirement Health Care and Life Insurance Plans
	2003	2002	2001	2003	2002	2001

Change in benefit obligations
Benefit obligation at beginning of year	$36,561	$32,676	$25,447	$36,069	$23,297	$18,000
Service cost	1,519	1,913	2,450	374	2,081	2,579
Interest cost	2,204	2,221	2,105	1,159	1,407	1,402
Amendments	114	—	117	—	3,832	—
Actuarial loss	4,497	2,562	4,078	2,283	6,282	2,140
Benefits paid	(1,807)	(2,811)	(1,521)	(1,512)	(830)	(824)
Curtailment gains	(3,240)	—	—	(18,470)	—	—

Benefit obligation at end of year	$39,848	$36,561	$32,676	$19,903	$36,069	$23,297

Change in plan assets
Fair value of plan assets at beginning of year	$18,521	$19,531	$20,736	$—	$—	$—
Actual return on plan assets	3,568	(1,762)	(1,271)	—	—	—
Employer contributions	2,037	2,382	1,587	1,512	830	824
Benefits paid	(1,807)	(1,630)	(1,521)	(1,512)	(830)	(824)

Fair value of plan assets at end of year	$22,319	$18,521	$19,531	$—	$—	$—

Funded status	$(17,529)	$(18,040)	$(13,145)	$(19,903)	$(36,069)	$(23,297)
Unrecognized actuarial loss (gain)	11,833	12,887	7,124	3,472	12,516	(2,515)
Unrecognized prior service cost	539	2,356	3,128	—	—	—

Net amount recognized (accrued) / prepaid	$(5,157)	$(2,797)	$(2,893)	$(16,431)	$(23,553)	$(25,812)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(13,073)	$(14,427)	$(10,216)	$(16,431)	$(23,553)	$(25,812)
Intangible asset	344	2,061	2,913	—	—	—
Accumulated other comprehensive loss	7,572	9,569	4,410	—	—	—

Net amount recognized (accrued) / prepaid	$(5,157)	$(2,797)	$(2,893)	$(16,431)	$(23,553)	$(25,812)

Components of expense
Service costs	$1,521	$1,913	$2,450	$374	$2,081	$2,579
Interest costs	2,204	2,221	2,105	1,159	1,407	1,402
Expected return on plan assets	(1,564)	(1,772)	(2,082)	—	—	—
Amortization of prior service cost	96	231	265	—	—	—
Recognized net actuarial loss (gain)	307	334	2	72	—	(139)
Curtailments	1,835	541	—	(7,216)	(4,916)	—

Net periodic pension cost	$4,399	$3,468	$2,740	$(5,611)	$(1,428)	$3,842

Weighted-average assumptions
Discount rate for benefit obligation	6.00%	6.75%	7.25%	6.75%	6.75%	7.25%
Discount rate for net periodic benefit cost	6.75%	7.25%	7.75%	6.75%	7.25%	7.75%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Expected return on plan assets	8.50%	9.00%	10.00%	NA	NA	NA

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the present portfolio. This resulted in the selection of the 8.5% long-term rate of return on asset assumption for 2003.

In 2003, the Company recorded a post-employment benefit curtailment gain of $7,216 and a pension plan curtailment charge of $1,835 related to the restructuring activities. For more information, see Note 6.

In 2002, the Company recorded a post-employment benefit curtailment gain of $4,916 and a pension plan curtailment charge of $541 related to the restructuring activities in 2001. For more information, see Note 6.

The Company’s investment strategies with respect to pension assets are:

1.	The assets are managed in compliance with provisions of the Employee Retirement Income Security Act.

2.

The assets are to be invested with expectations of achieving real growth with respect to inflation, the belief that the U.S capital markets will remain viable, maintaining a level of liquidity to meet timely payment of benefits to participants and minimizing risk and achieving growth through prudent diversification of assets among investment categories.

The target plan asset allocation is:

Target Allocation
Equity Investments	60% – 70%
Fixed Income Investments	30% – 40%
Cash and Short Term Investments	0% – 10%

	2003		2002
Asset Allocation for Plan Assets
Interest-bearing cash	$257	1.2%	$384	2.1%
Bond Mutual Funds	8,317	37.2%	6,976	37.6%
Equity Mutual Funds	13,683	61.3%	11,106	60.0%
Receivables	62	0.3%	55	0.3%

Total plan assets	$22,319	100.0%	$18,521	100.0%

Accumulated Benefit Obligation	$35,393		$32,948
Assumed Health Care Cost Trend Rates
Health care cost trend rate assumed for next year	12.00%		13.00%
Rate to which the cost trend is expected to decline	5.00%		4.75%
Year that the rate reaches the ultimate trend rate	2010		2011

Sensitivity Analysis

An increase and decrease of one-percentage-point in the assumed health care trends would have the following effects in the year ended December 31, 2003:

	1% Increase	1% decrease

Effect on total of service and interest cost components of net periodic post-retirement health care benefit cost	$225	$(175)
Effect on the health care component of the accumulated post-retirement benefit obligation	$3,057	$(2,471)

Cash Flows

In 2004, the Company plans to contribute between approximately $3,800 and $5,000 to its pension plans. The post-retirement health care plan is funded on a pay as you go basis and is funded on a cash basis as benefits are paid.

The following reflects the estimated future benefit payments:

	Pension	Other

2004	$1,989	$688
2005	2,018	801
2006	2,104	902
2007	2,302	989
2008	2,357	1,077
Years 2009-2013	13,060	6,447

Defined Contribution Plans

The Company sponsors two voluntary savings plans. One plan is for eligible salaried employees and the other plan is for UAW hourly employees. These plans allow participants to make contributions pursuant to section 401(k) of the Internal Revenue Code. The salaried plan has Company matching contribution provisions, while the hourly UAW plan does not. Charges to operations were $2,210, $2,513, and $2,234 for the years ending December 31, 2003, 2002, and 2001 respectively.

Profit Sharing Plans

DRA sponsors a profit sharing plan covering UAW union employees. Distributions are determined based upon formulas established by management and are made annually. Profit sharing expense for the years ended December 31, 2003, 2002 and 2001, was $0, $198, and $0, respectively.

11.    STOCKHOLDERS’ EQUITY AND REDEEMABLE PREFERRED STOCK

On February 7, 2001, the Company agreed to a going private transaction with its largest stockholder, Court Square Limited (“Court Square”), pursuant to which Court Square made a cash tender offer for all of the Company’s common stock not owned by it. Following completion of the merger on March 14, 2001, the New York Stock Exchange delisted the Company’s common stock and the Company terminated the registration of its common stock under the Exchange Act. For financial accounting purposes the transaction was treated as a leveraged recapitalization whereby the assets are not revalued and the excess purchase price of the redeemed shares over the par value and paid-in capital of the common stock and the redemption value of the preferred stock ($105,164) was charged to the Company’s retained earnings.

Preferred Stockholders Agreement

In connection with the Company’s recapitalization, the stockholders entered into a Preferred Stockholders Agreement dated March 14, 2001 (the “Preferred Stockholders Agreement”), containing additional agreements among the stockholders regarding the Company’s preferred stock. Subject to certain limitations, certain stockholders may not sell any of their shares of preferred stock without offering the other stockholders a pro rata opportunity to participate in the sale. Subject to certain conditions, if holders of at least 50% of the common stock approve the sale of the Company, each stockholder has agreed to consent to the sale and, if the sale includes the sale of stock, each stockholder has agreed to sell all of the stockholder’s preferred stock on the terms and conditions approved by holders of a majority of the common stock then outstanding.

Redeemable Preferred Stock

Holders of substantially all of the Company’s common stock and preferred stock agreed, effective as of July 1, 2003, to amend the terms of the Company’s outstanding preferred stock. The Company’s Second Amended and Restated Certificate of Incorporation provides for the issuance of 3,500,000 shares of preferred stock, all of which are designated as 12% Series A Accreting Preferred Stock. The preferred stock has a stated value of $100 per share and is entitled to receive dividends when, as and if declared by the Board of Directors in such amounts as the Board of Directors may determine at the time of declaration, provided that the aggregate amount of dividends per share do not exceed the compounded annual rate of 12% of the stated value per share from the date of original issue.

The vote of a majority of the outstanding shares of the preferred stock, voting as a separate class, is required to (1) create, authorize or issue any other class or series of stock entitled to a preference prior to the preferred stock upon any dividend or distribution or any liquidation, distribution of assets, dissolution or winding up of the Company, or increase the authorized amount of any such other class or series, or (2) amend the Certificate of Incorporation if the amendment would adversely affect the relative rights and preferences of the holders of the preferred stock. The vote of not less than 75% of the outstanding shares of the preferred stock, voting as a class, is required to amend the Certificate of Incorporation if the amendment changes the maximum dividend amount or accreting amount payable on the preferred stock. Except as described above or as otherwise required by law, the preferred stock is not entitled to vote.

The preferred stock is redeemable at the option of the holders of the preferred stock or the Company on and after December 16, 2023. Each holder of the preferred stock may elect to have the holder’s shares of preferred stock repurchased by the Company at any time after December 16, 2023. The holders of the preferred stock are entitled to a preference amount per share upon liquidation. If available assets upon liquidation are insufficient to pay the holders of the outstanding shares of preferred stock in full, the assets, or proceeds from the sale of the assets, will be distributed ratably among the holders of the preferred stock. The redemption price, the repurchase price and the liquidation preference per share are equal to (a) the stated value, plus (b) an accreted amount equal to the stated value multiplied by 12% per annum, compounded annually from the date of original issue, less (c) (i) any dividends declared and paid thereon, plus (ii) 12% of any dividends declared and paid thereon, compounded annually from the date of payment.

The preferred stock is convertible at the option of the Company concurrently with the Company’s first qualified public offering of common stock. Subject to certain exceptions, the Company may not pay any dividend upon capital stock junior to the preferred stock, except for a dividend payable in capital stock junior to the preferred stock (including the common stock or junior stock), or redeem or otherwise acquire shares of junior stock, unless the Company has declared and paid dividends on the preferred stock in an accreted amount equal to the stated value of the preferred stock multiplied by 12% per annum, compounded annually from the date of original issue, less any dividends declared and paid thereon. The number of shares of common stock deliverable upon conversion of a share of preferred stock equals (a) (i) the stated value, plus (ii) an accreted amount equal to the stated value multiplied by 12% per annum, compounded annually from the date of original issue, less (iii) (A) any dividends declared and paid thereon, plus (B) 12% of any dividends declared and paid thereon, compounded annually from the date of payment, divided by (b) the net proceeds per share of common stock received, after giving effect to underwriting discounts, by the Company in the offering.

As of December 31, 2003, 2,237,257.23 shares of preferred stock were outstanding. The amount accreted on the preferred stock since the issue date is reported as “Accretion for redemption of preferred stock” on the Consolidated Statements of Operations. The dividends accrued on the preferred stock prior to the adoption of the restated terms were never declared or paid to the holders of the preferred stock and are also reported as “Accretion for redemption of preferred stock.”

The Company’s ability to pay cash dividends, and to redeem the preferred stock, is subject to restrictions contained in the senior credit facility, the 8 5/8% Senior Notes due 2007, the 10 5/8% Senior Subordinated Notes due 2006 and the 11% Senior Subordinated Notes due 2009.

Common Stock

The Company’s Second Amended and Restated Certificate of Incorporation provides for the issuance of 12,001,000 shares of common stock, divided into three classes consisting of 1,000 shares of Class A Common Stock, 6,000,000 shares of Class B Common Stock and 6,000,000 shares of Class C Common Stock. As of December 31, 2003, 1,000.00 shares of Class A Common Stock, 2,485,337.48 shares of Class B Common Stock and 16,687.00 shares of Class C Common Stock were outstanding.

The holders of Class A Common Stock are entitled to vote on all matters submitted to a vote of the stockholders. The original holders of Class A Common Stock, or Court Square, Citicorp or Citibank, N.A. or any direct or indirect subsidiary of Citicorp or Citibank, N.A., in each case, to the extent that the entity is the owner of Class A Common Stock, are entitled to that number of votes equal to, in the aggregate, 51% of the total number of votes entitled to be cast by the holders collectively owning all of the outstanding shares of Class A Common Stock and Class B Common Stock. The number of votes to be cast by the holder of Class A Common Stock may vary and is determined, in each instance, prior to a vote of stockholders. If at any time the aggregate principal amount of indebtedness outstanding under the (1) Indenture dated August 1, 1996 among the Company, certain of its subsidiaries and National City Bank of Indiana; and (2) Indenture dated December 22, 1997 among the Company, certain of the Company’s subsidiary guarantors and United States Trust Company of New York is less than $50,000,000, the holder of Class A Common Stock will be entitled to one vote for each share of Class A Common Stock held. So long as the holders of the Class A Common Stock are entitled to more than one vote per share, in any election of Company directors, 21% (rounded up to the nearest whole director) of the directors to be elected shall be elected by a majority of the votes cast by the holders of shares of outstanding Class B Common Stock other than Court Square or any person that is or is deemed to be in the consolidated tax group of which Court Square is a member.

The holders of Class B Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The Company cannot amend the Second Amended and Restated Certificate of Incorporation, enter into any plan of liquidation, recapitalization, reorganization, reclassification, consolidation or merger, sell all or substantially all of the Company’s assets or stock or enter into any other business combination without the approval of a majority of the holders of Class B Common Stock. Except as required by law, the holders of Class C Common Stock have no voting rights.

Under the Company’s Second Amended and Restated Certificate of Incorporation, shares of Class A Common Stock are convertible into an equal number of shares of Class B Common Stock. Shares of Class B Common Stock are convertible into an equal number of shares of Class C Common Stock. Shares of Class C Common Stock are convertible into an equal number of shares of Class B Common Stock. In the case of a conversion from Class C Common Stock, which is nonvoting, into Class B Common Stock, which is voting, the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Class B Common Stock which would be held upon conversion.

Securities Transfer, Recapitalization and Holders Agreement

In connection with the Company’s recapitalization, the stockholders entered into the Securities Transfer, Recapitalization and Holders Agreement dated March 14, 2001 (the “Stockholders Agreement”), containing certain agreements among the stockholders regarding the Company’s capital stock and corporate governance.

According to the Stockholders Agreement, so long as Court Square and its permitted transferees owns at least 5% of the Company’s common stock outstanding, Court Square has the right to designate observers to attend meetings of the Board of Directors. The Stockholders Agreement contains provisions, which, with certain exceptions, restrict the ability of the stockholders to transfer any of the Company’s common stock or preferred stock. Subject to certain conditions, if holders of at least 50% of the common stock approve the sale of the Company, each stockholder has agreed to consent to the sale and, if the sale includes the sale of stock, each stockholder has agreed to sell all of the stockholder’s common stock on the terms and conditions approved by holders of a majority of the common stock then outstanding. Subject to some limitations, certain stockholders may not sell any of their shares of common stock without offering the other stockholders a pro rata opportunity to participate in the sale.

The Stockholders Agreement also provides for certain additional restrictions on transfer of shares by the Company’s executive officers and other employees (“management investors”), including the Company’s right to repurchase certain shares upon termination of the management investor’s employment prior to March 14, 2006, at a formula price, and the grant of a right of first refusal in the Company’s favor in the event a management investor elects to transfer his shares of common stock.

Registration Rights Agreement

In connection with their entry into the Stockholders Agreement, the stockholders entered into a Registration Rights Agreement dated March 14, 2001 (the “Registration Rights Agreement”). In accordance with the Registration Rights Agreement, upon the written request of Court Square the Company will prepare and file a registration statement with the SEC concerning the distribution of all or part of the shares held by that party and its best efforts to cause the registration statement to become effective. If at any time the Company files a registration statement for common stock pursuant to a request by Court Square or otherwise, it will allow the other parties to the Registration Rights Agreement to have their shares of common stock (or a portion of their shares under certain circumstances) included in the registered offering of the Company’s common stock. The Company is not bound by this requirement if it is filing a registration statement on Form S-8, Form S-4 or any similar form, a registration statement filed in connection with a share exchange or an offering solely to its employees or existing stockholders, or a registration statement registering a unit offering. The Company will pay the registration expenses of the selling stockholders (other than underwriting commissions, brokerage fees and transfer taxes applicable to the shares sold by the stockholders or the fees and expenses of any accountants or other representatives retained by the selling stockholder).

In June 2001, Berkshire Hathaway Inc. (“Berkshire”) purchased shares of preferred stock and Class C Common Stock of the Company from Court Square and shares of preferred stock and Class B Common Stock of the Company from World Equity Partners, L.P. In November 2001, Dresdner Kleinwort Capital Partners 2001 LP (“Dresdner”) purchased shares of preferred stock and Class C Common Stock of the Company from Court Square. In connection with these transactions, the Securities Holders Agreement, the Preferred Stockholders Agreement and the Registration Rights Agreement were amended to make Berkshire and Dresdner parties to those agreements pursuant to the terms specified in such amendments.

Dividends

Payment of dividends is dependent upon certain factors, including the Company’s earnings, financial condition and capital requirements and the terms of the Company’s financing agreements. The ability of the Company to make dividend payments is also restricted by the terms of certain of its debt instruments.

12.    INCOME TAXES

The following is a summary of the components of the provision for income tax expense (benefit):

	2003	2002	2001

Current:
Federal	$—	$—	$—
State and local	302	1,026	1,727
Foreign	12,800	6,466	3,245
Deferred:
Federal	20,964	(4,853)	(9,526)
State and local	3,697	(918)	(3,258)
Foreign	(949)	6,781	1,075

Income tax expense (benefit)	$36,814	$8,502	$(6,737)

Income (loss) from continuing operations before income taxes, minority interest, loss from unconsolidated joint ventures, and cumulative effect of change in accounting principle was taxed in the following jurisdictions:

	2003	2002	2001

Domestic	$(162,044)	$(11,266)	$(72,824)
Foreign	21,127	29,749	36,537

	$(140,917)	$18,483	$(36,287)

A reconciliation of income taxes at the United States federal statutory rate to the effective income tax rate follows:

	2003	2002	2001

Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal tax benefit, if applicable	(0.2)	0.4	2.7
Foreign operations	(2.9)	(2.7)	25.8
Goodwill	—	—	(2.8)
Provision for valuation allowance for net deferred tax assets	(57.9)	—	(39.4)
Settlement of IRS audit	—	(5.1)	—
Sub part F and other permanent items	—	16.3	—
Other items	(.1)	2.1	(2.7)

Effective income tax rate	(26.1)%	46.0%	18.6%

State and local income taxes may include provisions for Indiana and Michigan, which do not provide proportional benefit in loss years.

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	2003	2002

Deferred tax assets:
Restructuring charges	$10,689	$11,406
Employee benefits	12,061	14,454
Inventories	4,984	4,927
Warranty	4,499	4,689
Non-compete agreements	—	824
Alternative minimum tax credits	2,905	2,905
Foreign deferred assets	3,113	1,823
Net operating loss carryforwards	108,747	53,990
Other	23,933	7,620

Total deferred tax assets	170,931	102,638
Valuation allowance	(140,645)	(34,153)

Deferred tax assets net of valuation allowance	30,286	68,485
Deferred tax liabilities:
Depreciation	(2,342)	(14,042)
Foreign deferred liabilities	(3,758)	(3,418)
Research expenses	(5,054)	(6,663)
Other	(19,776)	(16,926)

Total deferred tax liabilities	(30,930)	(41,049)

Net deferred tax (liability) / asset	$(644)	$27,436

In the fourth quarter of 2004, the Company recorded a charge of $28,320 for a deferred tax valuation allowance for all unreserved domestic income tax assets established prior to 2003. Of this total, $24,685 was charged to income tax provision and $3,635 was charged to other comprehensive loss.

At December 31, 2003, the Company had unused Federal net operating loss carryforwards of approximately $253,862 that expire during 2019 through 2024. The Company also had unused alternative minimum tax credit carryforwards of $2,905 that may be carried forward indefinitely. Income tax payments (refunds), including state taxes, for the years ended December 31, 2003, 2002 and 2001 were $9,397, $5,332 and $1,277, respectively.

No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries ($87,300 at December 31, 2003) because it is expected that such earnings will be reinvested in these foreign operations indefinitely. It is not practical to estimate the amount of taxes that might be payable on the eventual remittances of such earnings.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company’s other comprehensive loss consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency instruments and interest rate swaps and minimum pension liability adjustments. The before tax income (loss), related income tax effect and accumulated balance are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains/(Losses) on Currency Instruments	Unrealized Losses on Interest Rate Swaps	Minimum Pension Liability Adjustments		Accumulated Other Comprehensive Income (Loss)

Balances at December 31, 2000	$(12,584)	$(3,629)	$(1,023)	$—		$(17,236)
Before tax (loss) income	(5,624)	4,320	(2,523)	(4,410)		(8,237)
Income tax effect	—	(691)	1,049	1,675		2,033

Other comprehensive (loss) income	(5,624)	3,629	(1,474)	(2,735)		(6,204)

Balances at December 31, 2001	(18,208)	—	(2,497)	(2,735)		(23,440)
Before tax income (loss)	7,739 (1)	398	4,027	(5,159)		7,005
Income tax effect	—	(63)	(1,530)	1,960		367

Other comprehensive income (loss)	7,739	335	2,497	(3,199)		7,372

Balances at December 31, 2002	(10,469)	335	—	(5,934)		(16,068)
Before tax income (loss)	2,593	(905)	—	1,997		3,685
Income tax effect	—	214	—	(3,635	)(2)	(3,421)

Other comprehensive income (loss)	2,593	(691)	—	(1,638)		264

Balances at December 31, 2003	$(7,876)	$(356)	$—	$(7,572)		$(15,804)

(1)	Includes a loss of $3,394 associated with the substantial liquidation of the discontinued retail aftermarket gas engine business.
(2)	Reflects the establishment of a valuation allowance for unreserved domestic income tax assets. See Note 12.

14.    TRANSACTIONS WITH GM

The Company has entered into several transactions and agreements with GM and certain of its subsidiaries related to their respective businesses. In addition to the transactions disclosed elsewhere in the accompanying consolidated financial statements and related notes, the Company entered into the following transactions with GM and certain of its subsidiaries:

	2003	2002	2001

Sales	$273,070	$271,244	$254,058
Material purchases and costs for services	18,600	15,263	16,619

In addition, the Company had the following balances with GM:

	2003	2002

Trade accounts receivable	$15,001	$10,096
Other receivables	53	—

15.    LEASE COMMITMENTS

The Company occupies space and uses certain equipment under lease arrangements. Rent expense was $16,167 for 2003, $11,012 for 2002, and $9,879 for 2001. Rental commitments at December 31, 2003 for long-term non-cancelable operating leases were as follows:

Year ending 2004	$9,457
Year ending 2005	6,590
Year ending 2006	4,961
Year ending 2007	4,327
Year ending 2008	3,955
Thereafter	7,397

Total payments	$36,687

16.    COMMITMENTS AND CONTINGENCIES

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

Delco Remy Mexico, S. de R.L. de C.V. Arbitration

Remy Mexico Holdings, S. de R.L. de C.V. (“RMH”), the Company’s indirect subsidiary, and GCID Autopartes, S.A. de C.V. (“GCID”), are parties to a series of agreements, including a partnership agreement. The partnership agreement created Delco Remy Mexico, S. de R.L. de C.V. (“DRM”), which operates certain manufacturing facilities in Mexico. GCID is the minority partner with a 24% ownership interest. An affiliate of the Company’s and RMH, Remy Componentes, S. de R.L. de C.V. (“RC”), is party to a services agreement with an affiliate of GCID relating to the partnership, which, among other things, requires the payment of fees in connection with the provision of employees to the partnership. An affiliate of GCID is the partnership’s landlord.

RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements with RMH and to sell its partnership interest to RMH in exchange for a $13 million termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under the partnership agreement, alleging that RMH had failed to conduct the business of the partnership in accordance with that agreement. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association against RMH and later added RC and the Company’s wholly-owned subsidiary, Delco Remy America, Inc. (together with RMH and RC, the “Named Parties”). GCID and its affiliates sought damages for the alleged (i) breaches of the partnership agreement, including a requirement under the partnership that RMH buy out GCID’s partnership interest; (ii) breaches of fiduciary duty; (iii) breaches of various other contracts between and among the various parties and (iv) tortious interference with contractual relations. DRM and RC believed that the lease agreement terminated as of September 27, 2003 and shortly thereafter began the process of relocating all operations to another facility in San Luis Potosi, Mexico.

The arbitration panel issued an interim decision on March 10, 2004. Based on the interim decision, (i) the Company currently estimates that the total net payments for GCID’s minority partnership interest, the award for past service fees, and other claims, including interest and costs, will be approximately $18 million, subject to the finalization of the award by the arbitrators; (ii) the lease agreement with GCID’s affiliate is terminated as of September 27, 2003, and DRM and RC can complete the relocation of the operations to another facility; and (iii) DRM is permitted to hire the employees previously provided by GCID’s affiliate under the services agreement. The Company expects that the arbitration panel will issue a final decision in the second quarter of 2004.

UAW Litigation

On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”) and its Local Union 662 filed suit against the Company and Delco Remy America, Inc. (“DRA”) in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits Plan (the “SUB Plan”). The plaintiffs allege that the SUB Plan provides supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20,000 for employees who were terminated as a result of the closure of DRA’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also seek to enforce terminated provisions of a health care program which the plaintiffs allege provides the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify DRA’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003 to which the Company filed an answer on July 24, 2003. The magistrate has approved a case management plan, and the trial is currently expected to begin in October 2004. The Company denies the material allegations of the complaint, denies any wrongdoing and intends to defend itself vigorously, but is unable to predict whether the proceedings will have a material adverse effect on it.

Remy Reman Facilities

The Remy Reman facilities in Mississippi identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. The Mississippi Department of Environmental Quality issued Notices of Violation regarding two of the facilities and the subsidiaries have agreed to pay approximately $60,000 in penalties and spend approximately $110,000 in supplemental environmental projects.

World Wide Facility

The World Wide facility in Virginia identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. In April 2003, the Virginia Department of Environmental Quality issued a warning letter with respect to possible violations voluntarily disclosed to them with respect to the World Wide facility in Virginia. The necessary permit application was submitted, the permit was issued, and no further corrective action is necessary. Because the violation has been corrected and, based on the state’s enforcement practice manual, the Company does not believe that the state environmental agency intends to pursue enforcement or penalty actions for the past violations. However, if any such claim were pursued, the Company does not believe that the costs of such matters, if any, will have a material adverse effect on our results of operations, business or financial condition.

The Company will also be required to make additional payments in connection with its acquisitions of Knopf, Delco Remy Mexico, Delco Remy Korea and portions of the Delphi Automotive generator business. The Company expects that the aggregate amount of these additional payments will be in the range of $30 million to $35 million payable in 2004 to 2005.

17.    BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

The Company is a global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor, and a provider of core exchange services. Products include starter motors, alternators, engines, transmissions, torque converters and fuel systems which are principally sold or distributed to OEMs for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. It manages its business and operates in a single reportable business segment. Because of the similar economic characteristics of the operations, including the nature of products, production processes, customers and methods of distribution, those operations have been aggregated following the provisions of SFAS No. 131 for segment reporting purposes.

The Company is a multi-national corporation with operations in many countries, including the United States, Canada, Mexico, Brazil, Hungary, Poland, Germany, South Korea, the United Kingdom, Belgium, Tunisia and the Netherlands. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company’s operating results are exposed to changes in exchange rates between the U.S. dollar and the South Korean Won, the Mexican Peso and various European currencies. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both denominated in the local currency. From time to time, the Company enters into exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. Sales are attributed to geographic locations based on the point of sale.

	2003	2002	2001

Net sales to external customers:
United States	$871,157	$886,971	$845,171
Europe	110,689	80,830	80,518
Canada	2,165	3,655	3,303
Asia Pacific	30,900	22,210	13,690
Latin America	38,328	33,279	25,194

Total net sales	$1,053,239	$1,026,945	$967,876

	2003	2002

Long-lived assets:
United States	$195,943	$231,351
Europe	32,109	42,362
Canada	239	187
Asia Pacific	36,485	32,904
Latin America	42,966	27,766

Total long-lived assets	$307,742	$334,570

Customers that accounted for a significant portion of consolidated net sales were as follows:

	2003	2002	2001

General Motors Corporation:
North American OE Operations	$213,514	$217,982	$193,969
Other	59,556	53,262	60,089

	273,070	271,244	254,058

International Truck and Engine Corporation	94,013	84,584	117,345

Following is a summary of the composition by product category of the Company’s sales to external customers. Third-party sales for core exchange services are included in the “Other” category.

	2003	2002	2001

Electrical systems	$841,950	$818,977	$766,564
Powertrain/drivetrain	146,095	153,101	148,343
Other	65,194	54,867	52,969

Total	$1,053,239	$1,026,945	$967,876

18.    OTHER INFORMATION

Supplemental Cash Flow Information

	2003	2002	2001

Cash paid for interest	$58,097	$63,298	$57,901
Cash paid for income taxes, net of refunds received	9,397	5,332	1,277

Detail of acquisitions:
Fair value of assets acquired	$12,524	$1,774	$9,201
Liabilities assumed	(3,641)	—	(10,152)
Notes paid (issued)	6,759	(10,942)	—
Goodwill recorded	4,052	9,918	24,146
Minority interest	2,825	16,508	5,775
Cash acquired	(3,600)	—	(82)

Net cash paid for acquisitions	$18,919	$17,258	$28,888

Research and Development Costs

The Company spent approximately $17,500, $15,200, and $15,500 in the years ended December 31, 2003, 2002 and 2001, respectively, on research and development activities. All expenditures were Company funded.

19.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES

The Company conducts a significant portion of its business through subsidiaries. The Senior Notes and the Senior Subordinated Notes referred to in Note 9, Long-term Debt, are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect wholly-owned subsidiaries (the Subsidiary Guarantors). Certain of the Company’s subsidiaries do not guarantee the Senior Notes and the Senior Subordinated Notes (the Non-Guarantor Subsidiaries). The

claims of creditors of Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001.

The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

The following table sets forth the Guarantor and direct Non-Guarantor Subsidiaries:

Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Delco Remy America, Inc.	Delco Remy Hungary KFT (formerly Autovill RT Ltd.)
Nabco, Inc.	Delco Remy UK Limited
Power Investments, Inc.	Delco Remy International (Europe) GmbH
Franklin Power Products, Inc.	Remy India Holdings, Inc.
International Fuel Systems, Inc.	Remy Korea Holdings, Inc.
Power Investments Marine, Inc.	World Wide Automotive Distributors, Inc.
Marine Corporation of America	Central Precision Limited
Powrbilt Products, Inc.	Electro Diesel Rebuild BVBA
World Wide Automotive, Inc.	Electro-Rebuild Tunisia S.A.R.L.
Ballantrae Corporation	Delco Remy Mexico, S. de R.L. de C.V.
Williams Technologies, L.L.C.	Publitech, Inc.
Engine Master, L.P.	Delco Remy Brazil, Ltda.
M & M Knopf Auto Parts, L.L.C.	Delco Remy Remanufacturing, S. de R.L. de C.V.
Reman Holdings, L.L.C.	Delco Remy Germany GmbH
Remy International, Inc.	Remy Componentes S. de R. L. de C. V.
Jax Reman, L.L.C.	Delco Remy Belgium BVBA
Remy Reman, L.L.C.	Magnum Power Products, L.L.C.
Elmot-DR, Sp.zo.o.
XL Component Distribution Ltd.
AutoMatic Transmission International A/S

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

IN THOUSANDS, December 31, 2003	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated

ASSETS:
Current assets:
Cash and cash equivalents	$1	$257	$21,070	$—		$21,328
Trade accounts receivable	—	114,237	36,984	—		151,221
Other receivables	—	4,620	10,456	—		15,076
Inventories	—	146,558	69,475	(1,269	)(c)	214,764
Other currents assets	5,529	1,821	6,495	—		13,845

Total current assets	5,530	267,493	144,480	(1,269)		416,234

Property, plant and equipment	57	191,449	119,949	—		311,455
Less accumulated depreciation	47	134,054	41,608	—		175,709

Property, plant and equipment, net	10	57,395	78,341	—		135,746
Deferred financing costs, net	13,968	—	—	—		13,968
Goodwill, net	—	125,291	7,280	—		132,571
Investment in joint ventures	348,934	—	—	(343,213	)(a)	5,721
Other assets	5,326	5,732	8,678	—		19,736

Total assets	$373,768	$455,911	$238,779	$(344,482)		$723,976

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$2,771	$81,430	$77,627	$—		$161,828
Intercompany accounts	12,526	22,640	(34,565)	(601	)(c)	—
Accrued interest	9,750	—	87	—		9,837
Accrued restructuring	—	10,211	615	—		10,826
Liabilities of discontinued operations	—	580	985	—		1,565
Other liabilities and accrued expenses	15,325	91,851	16,209	—		123,385
Current maturities of long-term debt	684	1,170	29,543	—		31,397

Total current liabilities	41,056	207,882	90,501	(601)		338,838

Long-term debt, net of current portion	560,214	16,692	16,197	—		593,103
Deferred income taxes	—	(974)	1,618	—		644
Post-retirement benefits other than pensions	16,431	—	—	—		16,431
Accrued pension benefits	13,073	—	—	—		13,073
Accrued restructuring	—	8,801	—	—		8,801
Other non-current liabilities	3,788	1,854	1,276	—		6,918
Minority interest	—	10	15,183	—		15,193
Redeemable preferred stock	306,969	—	—	—		306,969
Stockholders’ (deficit) equity:
Common stock:
Class A Shares	—	—	—	—		—
Class B Shares	3	—	—	—		3
Class C Shares	—	—	—	—		—
Subsidiary investment	—	291,416	108,650	(400,066	)(a)	—
Retained (deficit) earnings	(560,193)	(69,137)	12,952	56,185	(b)	(560,193)
Accumulated other comprehensive loss	(7,573)	(633)	(7,598)	—		(15,804)

Total stockholders’ (deficit) equity	(567,763)	221,646	114,004	(343,881)		(575,994)

Total liabilities and stockholders’ (deficit) equity	$373,768	$455,911	$238,779	$(344,482)		$723,976

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

IN THOUSANDS, For the Year Ended December 31, 2003	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

NET SALES	$—	$1,061,239	$558,125	$(566,125	)(a)	$1,053,239
Cost of goods sold	—	920,617	510,911	(566,125	)(a)	865,403
Cost of goods sold — special charges:
Core inventory valuation	—	102,479	1,634	—		104,113
Mexican arbitration award	—	14,310	—	—		14,310

Gross profit	—	23,833	45,580	—		69,413

Selling, general and administrative expenses	11,215	68,516	18,940	—		98,671
Restructuring charges	—	48,775	733	—		49,508

OPERATING (LOSS) INCOME	(11,215)	(93,458)	25,907	—		(78,766)

Interest expense, net	58,033	2,303	1,815	—		62,151

Income (loss) from continuing operations before income taxes, minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries:	(69,248)	(95,761)	24,092	—		(140,917)

Income tax expense	17,702	5,751	13,361	—		36,814
Minority interest	—	(2,332)	2,189	—		(143)
Loss from unconsolidated joint ventures	67	—	6,360	—		6,427
Equity in earnings of subsidiaries	99,608	—	—	(99,608	)(b)	—

Net (loss) income from continuing operations	(186,625)	(99,180)	2,182	99,608		(184,015)

Discontinued Operations:
Loss from discontinued operations, net of tax	—	(4,239)	(691)	—		(4,930)
Gain (loss) on disposal of discontinued operations, net of tax	—	5,250	(2,930)	—		2,320

Net loss from discontinued operations, net of tax	—	1,011	(3,621)	—		(2,610)

NET LOSS	(186,625)	(98,169)	(1,439)	99,608		(186,625)

Accretion for redemption of preferred stock	32,895	—	—	—		32,895

Net loss attributable to common stockholders	$(219,520)	$(98,169)	$(1,439)	$99,608		$(219,520)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net loss of consolidated subsidiaries.

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

IN THOUSANDS, For the Year Ended December 31, 2003	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(219,520)	$(98,169)	$(1,439)	$99,608	(a)	$(219,520)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations	—	4,239	691	—		4,930
(Gain) loss on disposal of discontinued operations	—	(5,250)	2,930	—		(2,320)
Depreciation	11	13,944	9,141	—		23,096
Amortization	996	72	410	—		1,478
Non-cash interest expense	4,473	—	—	—		4,473
Accretion for redemption of preferred stock	32,895	—	—	—		32,895
Minority interest	—	(2,332)	2,189	—		(143)
Loss from unconsolidated joint ventures	67	—	6,360	—		6,427
Equity in earnings of subsidiaries	99,608	—	—	(99,608	)(a)	—
Deferred income taxes	28,800	(973)	258	—		28,085
Post retirement benefits other than pensions	(1,573)	(5,549)	—	—		(7,122)
Accrued pension benefits	(3,228)	1,874	—	—		(1,354)
Restructuring charges	—	48,775	733	—		49,508
Cash payments for restructuring charges	—	(14,636)	(731)	—		(15,367)
Special charges	—	116,789	1,634	—		118,423
Changes in operating assets and liabilities, net of acquisitions, restructuring and non-cash special charges:
Accounts receivable	—	721	(4,376)	—		(3,655)
Inventories	—	(10,402)	(16,937)	—		(27,339)
Accounts payable	1,982	(7,399)	27,499	—		22,082
Intercompany accounts	20,118	(11,568)	(8,550)	—		—
Other current assets and liabilities	8,135	5,785	3,624	—		17,544
Other non-current assets and liabilities, net	9,304	(854)	(13,346)	—		(4,896)

Net cash (used in) provided by operating activities	(17,932)	35,067	10,090	—		27,225

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(12,160)	(6,759)	—		(18,919)
Net proceeds on sale of businesses	—	30,058	—	—		30,058
Purchases of property, plant and equipment	—	(10,018)	(9,991)	—		(20,009)
Investments in joint ventures	(115)	—	—	—		(115)

Net cash (used in) provided by investing activities of continuing operations	(115)	7,880	(16,750)	—		(8,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	—	—	10,297	—		10,297
Net borrowings (repayments) under revolving line of credit and other	20,027	(44,263)	11,689	—		(12,547)
Deferred financing costs	(1,980)	—	—	—		(1,980)

Net cash provided by (used in) financing activities of continuing operations	18,047	(44,263)	21,986	—		(4,230)

Effect of exchange rate changes on cash	—	—	986	—		986
Cash flows of discontinued operation	—	1,410	(7,504)	—		(6,094)

Net increase in cash and cash equivalents	—	94	8,808	—		8,902
Cash and cash equivalents at beginning of year	1	163	12,262	—		12,426

Cash and cash equivalents at end of year	$1	$257	$21,070	$—		$21,328

(a)	Elimination of equity in earnings of consolidated subsidiaries.

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

IN THOUSANDS, December 31, 2002	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated

ASSETS:
Current assets:
Cash and cash equivalents	$1	$163	$12,262	$—		$12,426
Trade accounts receivable	—	114,959	28,013	—		142,972
Other receivables	—	2,456	9,138	—		11,594
Inventories	—	229,451	52,682	(1,109	)(c)	281,024
Deferred income taxes	14,924	(1,567)	1,066	—		14,423
Assets of discontinued operations	—	20,445	20,048	—		40,493
Other currents assets	6,039	1,381	7,897	—		15,317

Total current assets	20,964	367,288	131,106	(1,109)		518,249

Property, plant and equipment	57	196,135	93,843	—		290,035
Less accumulated depreciation	36	106,989	25,970	—		132,995

Property, plant and equipment, net	21	89,146	67,873	—		157,040
Deferred financing costs, net	17,268	—	—	—		17,268
Goodwill, net	—	112,042	6,920	—		118,962
Investment in joint ventures	454,872	—	—	(442,981	)(a)	11,891
Deferred income taxes	15,430	12	(2,429)	—		13,013
Other assets	9,581	4,656	2,159	—		16,396

Total assets	$518,136	$573,144	$205,629	$(444,090)		$852,819

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$790	$88,827	$48,898	$—		$138,515
Intercompany accounts	(7,592)	34,208	(26,015)	(601	)(c)	—
Accrued interest	9,743	—	—	—		9,743
Accrued restructuring	—	4,606	555	—		5,161
Liabilities of discontinued operations	—	9,424	7,820	—		17,244
Other liabilities and accrued expenses	7,709	44,728	13,045	—		65,482
Current maturities of long-term debt	—	991	29,199	—		30,190

Total current liabilities	10,650	182,784	73,502	(601)		266,335

Long-term debt, net of current portion	568,710	17,861	9,811	—		596,382
Post-retirement benefits other than pensions	—	23,553	—	—		23,553
Accrued pension benefits	454	13,973	—	—		14,427
Accrued restructuring	—	4,651	—	—		4,651
Other non-current liabilities	4,918	6,405	962	—		12,285
Minority interest	—	9,456	8,394	—		17,850
Redeemable preferred stock	274,074	—	—	—		274,074
Stockholders’ (deficit) equity:
Common stock:
Class A Shares	—	—	—	—		—
Class B Shares	3	—	—	—		3
Class C Shares	—	—	—	—		—
Subsidiary investment	—	291,416	108,650	(400,066	)(a)	—
Retained (deficit) earnings	(340,673)	29,032	14,391	(43,423	)(b)	(340,673)
Accumulated other comprehensive loss	—	(5,987)	(10,081)	—		(16,068)

Total stockholders’ (deficit) equity	(340,670)	314,461	112,960	(443,489)		(356,738)

Total liabilities and stockholders’ (deficit) equity	$518,136	$573,144	$205,629	$(444,090)		$852,819

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

IN THOUSANDS, For the Year Ended December 31, 2002	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated

NET SALES	$—	$1,041,372	$409,972	$(424,399	)(a)	$1,026,945
Cost of goods sold	—	913,309	369,860	(424,399	)(a)	858,770

Gross profit	—	128,063	40,112	—		168,175

Selling, general and administrative expenses	18,664	65,038	13,949	—		97,651
Restructuring credits	—	(4,375)	—	—		(4,375)

OPERATING (LOSS) INCOME	(18,664)	67,400	26,163	—		74,899

Interest expense, net	50,969	3,063	2,384	—		56,416

Income (loss) from continuing operations before income taxes (benefit), minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(69,633)	64,337	23,779	—		18,483

Income tax (benefit) expense	(25,538)	21,180	12,860	—		8,502
Minority interest	—	2,169	2,076	—		4,245
Loss from unconsolidated joint ventures	—	—	3,830	—		3,830
Equity in earnings of subsidiaries	88,441	—	—	(88,441	)(b)	—

Net (loss) income from continuing operations before cumulative effect of change in accounting principle	(132,536)	40,988	5,013	88,441		1,906

Discontinued operations:
Loss from discontinued operations, net of tax	—	(20,780)	(11,238)	—		(32,018)
Loss on disposal of discontinued operations, net of tax	—	(11,569)	(16,679)	—		(28,248)

Net loss from discontinued operations, net of tax	—	(32,349)	(27,917)	—		(60,266)

Cumulative effect of change in accounting principal, net	—	(50,909)	(23,267)	—		(74,176)

NET LOSS	(132,536)	(42,270)	(46,171)	88,441		(132,536)

Accretion for redemption of preferred stock	29,375	—	—	—		29,375

Net loss attributable to common stockholders	$(161,911)	$(42,270)	$(46,171)	$88,441		$(161,911)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net loss of consolidated subsidiaries.

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

IN THOUSANDS, For the Year Ended December 31, 2002	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated

Cash Flows from Operating Activities:
Net loss attributable to common stockholders	$(161,911)	$(42,270)	$(46,171)	$88,441	(a)	$(161,911)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principal	—	50,909	23,267	—		74,176
Loss from discontinued operations	—	20,780	11,238	—		32,018
Loss on disposal of discontinued operations	—	11,569	16,679	—		28,248
Depreciation	11	18,313	7,705	—		26,029
Amortization	1,000	52	205	—		1,257
Non-cash interest expense	3,754	339	—	—		4,093
Accretion for redemption of preferred stock	29,375	—	—	—		29,375
Minority interest	—	2,169	2,076	—		4,245
Loss from unconsolidated joint ventures	—	—	3,830	—		3,830
Equity in earnings of subsidiaries	88,441	—	—	(88,441	)(a)	—
Deferred income taxes	(1,187)	706	5,269	—		4,788
Post retirement benefits other than pensions	—	(2,259)	—	—		(2,259)
Accrued pension benefits	323	5,069	(1,181)	—		4,211
Restructuring credits	—	(4,375)	—	—		(4,375)
Cash payments for restructuring charges	—	(11,566)	(4,249)	—		(15,815)
Changes in operating assets and liabilities, net of acquisitions and restructuring:
Accounts receivable	—	13,435	(6,682)	—		6,753
Inventories	—	6,061	(10,501)	—		(4,440)
Accounts payable	(514)	(7,082)	19,508	—		11,912
Intercompany accounts	50,080	(15,395)	(34,685)	—		—
Other current assets and liabilities	(1,323)	14,381	(8,874)	—		4,184
Other non-current assets and liabilities, net	(17,259)	1,832	14,364	—		(1,063)

Net cash (used in) provided by operating activities of continuing operations	(9,210)	62,668	(8,202)	—		45,256

Cash Flows from Investing activities:
Acquisitions, net of cash acquired	—	(17,005)	(253)	—		(17,258)
Purchases of property, plant and equipment	—	(11,896)	(7,280)	—		(19,176)
Investments in joint ventures	(3,000)	—	—	—		(3,000)

Net cash used in investing activities of continuing operations	(3,000)	(28,901)	(7,533)	—		(39,434)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	144,769	—	—	—		144,769
Retirement of long-term debt	(144,769)	—	—	—		(144,769)
Net borrowings (repayments) under revolving line of credit and other	20,027	(16,387)	11,689	—		15,329
Deferred financing costs	(7,816)	—	—	—		(7,816)
Distributions to minority interests	—	—	(1,800)	—		(1,800)

Net cash provided by (used in) financing activities of continuing operations	12,211	(16,387)	9,889	—		5,713

Effect of exchange rate changes on cash	—	—	1,976	—		1,976
Cash flows of discontinued operations	—	(16,165)	(7,504)	—		(23,669)

Net increase (decrease) in cash and cash equivalents	1	1,215	(11,374)	—		(10,158)
Cash and cash equivalents at beginning of year	—	(1,052)	23,636	—		22,584

Cash and cash equivalents at end of year	$1	$163	$12,262	$—		$12,426

(a)	Elimination of equity in earnings of consolidated subsidiaries.

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

IN THOUSANDS, For the Year Ended December 31, 2001	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated

NET SALES	$—	$1,027,892	$368,832	$(428,848	)(a)	$967,876
Cost of goods sold	—	899,240	320,240	(428,848	)(a)	790,632
Special charges — cost of goods sold	—	13,795	150	—		13,945

Gross profit	—	114,857	48,442	—		163,299

Selling, general and administrative expenses	15,402	64,632	18,379	—		98,413
Special charges — selling, general and administrative expenses	—	16,081	—	—		16,081
Restructuring charges	—	27,958	2,140	—		30,098

OPERATING (LOSS) INCOME	(15,402)	6,186	27,923	—		18,707

Interest expense, net	42,822	6,733	1,245	—		50,800
Non-recurring merger and tender offer expenses	4,194	—	—	—		4,194

Income (loss) from continuing operations before income taxes (benefit), minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(62,418)	(547)	26,678	—		(36,287)

Income tax (benefit) expense	(7,698)	(2,161)	3,122	—		(6,737)
Minority interest	—	4,072	5,182	—		9,254
Loss from unconsolidated joint ventures	—	—	2,925	—		2,925
Equity in earnings of subsidiaries	17,927	—	—	(17,927	)(b)	—

Net (loss) income from continuing operations	(72,647)	(2,458)	15,449	17,927		(41,729)

Discontinued operations:
Loss from discontinued operations, net of tax	—	(17,653)	(13,265)	—		(30,918)

Net loss from discontinued operations, net of tax	—	(17,653)	(13,265)	—		(30,918)

NET (LOSS) INCOME	(72,647)	(20,111)	2,184	17,927		(72,647)

Accretion for redemption of preferred stock	20,971	—	—	—		20,971

Net (loss) income attributable to common stockholders	$(93,618)	$(20,111)	$2,184	$17,927		$(93,618)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net loss of consolidated subsidiaries.

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

IN THOUSANDS, For the Year Ended December 31, 2001	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(93,618)	$(20,111)	$2,184	$17,927	(a)	$(93,618)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss from discontinued operations	—	17,653	13,265	—		30,918
Depreciation	5	18,774	5,592	—		24,371
Amortization	—	5,626	378	—		6,004
Non-cash interest expense	1,824	(22)	—	—		1,802
Accretion for redemption of preferred stock	20,971	—	—	—		20,971
Minority interest	—	4,072	5,182	—		9,254
Loss from unconsolidated joint ventures	—	—	2,925	—		2,925
Equity in earnings of subsidiaries	17,927	—	—	(17,927	)(a)	—
Deferred income taxes	(25,944)	676	(1,432)	—		(26,700)
Post retirement benefits other than pensions	—	3,018	—	—		3,018
Accrued pension benefits	(2,554)	7,838	508	—		5,792
Restructuring charges	—	27,958	2,140	—		30,098
Cash payments for restructuring charges	—	(7,568)	1,341	—		(6,227)
Non-cash special charges	—	29,876	150	—		30,026
Changes in operating assets and liabilities, net of acquisitions, restructuring, and non-cash special charges:
Accounts receivable	—	(10,112)	(5,503)	—		(15,615)
Inventories	—	(3,013)	(2,570)	—		(5,583)
Accounts payable	339	(9,907)	680	—		(8,888)
Intercompany accounts	(150,098)	135,247	14,851	—		—
Other current assets and liabilities	3,427	(1,717)	(980)	—		730
Other non-current assets and liabilities, net	(7,930)	25,571	(12,395)	—		5,246

Net cash (used in) provided by operating activities of continuing operations	(235,651)	223,859	26,316	—		14,524

Cash Flows from Investing Activities:
Acquisition, net of cash acquired	(17,116)	(8,856)	(2,916)	—		(28,888)
Purchases of property, plant and equipment	(37)	(12,046)	(6,455)	—		(18,538)
Investments in joint ventures	—	—	(8,662)	—		(8,662)

Net cash used in investing activities of continuing operations	(17,153)	(20,902)	(18,033)	—		(56,088)

Cash Flows from Financing Activities:
Proceeds from issuance of long term-debt	157,291	—	—	—		157,291
Retirement of long-term debt	—	(17,790)	—	—		(17,790)
Net borrowings (repayments) under revolving line of credit and other	106,392	(164,698)	(5,422)	—		(63,728)
Deferred financing costs	(5,561)	—	—	—		(5,561)
Merger and tender offer costs	(5,318)	—	—	—		(5,318)
Distributions to minority interests	—	—	(762)	—		(762)

Net cash provided by (used in) financing activities of continuing operations	252,804	(182,488)	(6,184)	—		64,132

Effect of exchange rate changes on cash	—	—	(643)	—		(643)
Cash flows of discontinued operations	—	(19,388)	(1,416)	—		(20,804)

Net increase in cash and cash equivalents	—	1,081	40	—		1,121
Cash and cash equivalents at beginning of year	—	(966)	22,429	—		21,463

Cash and cash equivalents at end of year	$—	$115	$22,469	$—		$22,584

(a)	Elimination of equity in earnings of consolidated subsidiaries.

20.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarter Ended:	3/31/03	6/30/03	9/30/03	12/31/03	Total Year
Net sales	$256,570	$272,132	$263,525	$261,012	$1,053,239
Gross profit (loss)	43,431	51,016	49,286	(74,320)	69,413
Income (loss) from continuing operations	(47,754)	(1,366)	3,117	(138,012)	(184,015)
Loss from discontinued operations, net of tax	(3,747)	(640)	(476)	(67)	(4,930)
Gain (loss) on disposal of businesses, net of tax	2,417	—	—	(97)	2,320
Net income (loss)	(49,084)	(2,006)	2,641	(138,176)	(186,625)
Quarter Ended:	3/31/02	6/30/02	9/30/02	12/31/02	Total Year
Net sales	$248,738	$269,960	$257,799	$250,448	$1,026,945
Gross profit	43,126	46,056	44,017	34,976	168,175
Income (loss) from continuing operations before cumulative effect of change in account principle	4,223	1,736	1,548	(5,601)	1,906
Loss from discontinued operations, net of tax	(3,322)	(6,387)	(12,556)	(9,753)	(32,018)
Loss on disposal of discontinued operation, net of tax	—	(22,933)	(3,539)	(1,776)	(28,248)
Net loss	(73,275)	(27,584)	(14,547)	(17,130)	(132,536)
Cumulative effect of change in accounting principle, net	(74,176)	—	—	—	(74,176)

21.     RELATED PARTY TRANSACTIONS

In 2002 the Company entered into to an advisory agreement with CVC Management LLC (the “Advisor”), an affiliate of Court Square and CVC Equity Partners. Under the terms of the agreement, the Advisor is required to provide executive, management, consulting and support services to the Company and certain of its subsidiaries. The Advisor is entitled to receive an initial advisory fee of $1.0 million for 2002 and an advisory fee of $1.0 million for each year thereafter, payable in equal quarterly installments. The advisory agreement continues until December 31, 2006 and is automatically renewed from year to year thereafter unless terminated by either of the parties. The Advisor is also entitled to receive a transaction fee of $2.5 million for services provided in connection with the refinancing of the Company’s senior credit facilities in 2002 and may receive additional transaction fees under the advisory agreement in amounts to be agreed upon by the parties for services provided in connection with future financings, acquisitions and divestitures.

ITEM 9	DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the independent accountants.

ITEM 9A	CONTROLS AND PROCEDURES

(a) Within 90 days prior to the date of the filing of this report, we carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in timely alerting it to material information required to be included in our periodic SEC reports.

(b) In addition, we reviewed our internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Harold K. Sperlich, Chairman of the Board of Directors. Mr. Sperlich has been Chairman of the Board of Directors since our inception in 1994. Since retiring from Chrysler Corporation in 1988, having served as its President, Mr. Sperlich has served as a consultant to the automotive industry. Before joining Chrysler in 1977, Mr. Sperlich held several senior administrative and operating posts with Ford Motor Company. Age: 74

Thomas J. Snyder, President, Chief Executive Officer and Director. Mr. Snyder was elected Chief Executive Officer effective January 1, 2000. He was elected President, Chief Operating Officer and Director when we were founded in 1994. From 1973 to 1994, he held a variety of managerial and executive positions with the Delco Remy Division of GM. He is a member of the Board of the Indiana Chamber of Commerce and of Saint John’s Health Systems. He is a member of the Board of Visitors of Hudson Institute and of Indiana University’s Kelley School of Business in Indianapolis. Age: 59

E.H. Billig, Vice Chairman of the Board of Directors. Mr. Billig has been Vice Chairman of the Board of Directors since our inception in 1994. Mr. Billig has been Chairman of the Board of MSX International, Inc. since 1997, where he was also Chief Executive Officer until January 2000. He was formerly President and Chief Operating Officer of MascoTech, Inc. He is also a director of Titan Wheel International, Inc. Age: 76

Richard M. Cashin, Jr., Director. Mr. Cashin has been a director since our inception in 1994. Mr. Cashin was President from 1994 to April 2000 and a Managing Director for more than five years of Citicorp Venture Capital Ltd., which we refer to as CVC. From April 2000 to April 2001, he was a partner of Cashin Capital Partners, a private equity investment firm. Since April 2001, he has been the Managing Partner of One Equity Partners, the private equity arm of Bank One. In addition, Mr. Cashin serves as a director of Fairchild Semiconductor Corporation, Titan Wheel International, Inc., and Quintiles Transnational Corp. Age: 50

Alexander P. Coleman, Director. Mr. Coleman has been a director since 2001. Mr. Coleman is a Managing Investment Partner of Dresdner Kleinwort Benson Private Equity LLC, Dresdner Bank A.G.’s U.S. private equity arm, and a Managing Director of Dresdner Kleinwort Wasserstein. Mr. Coleman joined Dresdner Kleinwort Benson in January 1996. Mr. Coleman is a director of KMC Telecom, Inc. and Gardenburger, Inc. Age: 37

Michael A. Delaney, Director. Mr. Delaney has been a director since our inception in 1994. Mr. Delaney has been a Managing Director of CVC since 1995 and a Vice President for the past six years. Mr. Delaney is Vice President and Managing Director of Court Square. He is also a director of MSX International, Inc., ChipPac Inc. and Erico Corporation. Age: 49

James R. Gerrity, Director. Mr. Gerrity has been a director since our inception in 1994. From 1986 to 1993, Mr. Gerrity was President and a director of Dyneer Corporation. Mr. Gerrity currently is a director of Ballantrae Corporation, Inc., Palomar Technologies, Inc. and Flender AG. Age: 62

Robert J. Schultz, Director. Mr. Schultz became a director in 1997. Mr. Schultz retired as Vice Chairman and a member of the Board of Directors of GM in 1993. Mr. Schultz joined GM in 1955 and served as General Manger of GM’s Delco Electronics Division and Group Executive of Chevrolet-Pontiac-GM of Canada. Mr. Schultz is also Chairman of the Board of Advanced Electron Beams, Inc., a director of MCT Corporation, and was Chairman of the Board of OEA, Inc. until its sale in 2002. He is also a member of the Board of Trustees of California Institute of Technology. Age: 73

John Weber, Director. Mr. Weber became a director in 2003. Mr. Weber is a Vice President at CVC which he joined in 1987 and later rejoined in 1994 after two years at business school and two years with Putnam Investments. Mr. Weber received his B.S. from Stanford University and his M.B.A. from the Amos Tuck School of Business Administration. He is also a director of Anvil Knitwear, Inc. Age: 40

Rajesh K. Shah, Executive Vice President, Chief Financial Officer. Mr. Shah has been our Chief Financial Officer since March 2002. Prior to joining us, Mr. Shah was the Chief Financial Officer and Executive Vice President of Finance for Collins & Aikman Corp. since 1999, and prior to that he served as Vice President of Finance for United Technologies Automotive Division since 1994. Age: 52

Roderick English, Senior Vice President, Human Resources and Communications. Mr. English has been Senior Vice President of Human Resources and Communications since November 1997. Prior to that Mr. English had been Senior Vice President of Human Resources and Communications at Delco Remy America since our inception in 1994. Mr. English joined the Delco Remy Division of GM in 1976 and became Plant Manager of plant 17 in 1992. Prior to that, Mr. English served as Divisional Manager of Labor Relations since 1989. Age: 52

Richard L. Keister, President, Aftermarket. Mr. Keister has been President of Aftermarket since October 2001. Prior to that, Mr. Keister was President of the Electrical Aftermarket Division since 1997. Prior to 1997, he was President of World Wide Automotive, which was founded by Mr. Keister in 1976 and acquired by us in 1997. Age: 58

David E. Stoll, Vice President, Treasurer and Secretary. Mr. Stoll was Vice President, Controller and Secretary since our inception in 1994. During fiscal year 2000, he was elected to the position of treasurer. Prior to joining us, he was Vice President of Finance and Administration of Dyneer Corporation since 1987 and, prior to that, served as Corporate Controller since 1973. Age: 61

Amitabh Rai, Vice President and Corporate Controller. Mr. Rai has been Vice President and Corporate Controller since July 2003. Before joining us, Mr. Rai was with Sensient Technologies Corporation since November 1990 in financial roles of increasing responsibility, most recently as Director of Accounting and Finance, Sensient Flavors Group. Age: 43

Patrick C. Mobouck, Vice President-Managing Director, Europe. Mr. Mobouck has been Vice President-Managing Director, Europe since July 1997. He has also been Chairman of Autovill since August 1997. Before joining us, Mr. Mobouck was with Monroe Auto Equipment since 1987, most recently as Managing Director-Europe, Middle East and Africa. Age: 49

Richard L. Stanley, President, Delco Remy America. Mr. Stanley has been President of Delco Remy America since November 1998. Prior to that, Mr. Stanley had been Senior Vice President, Automotive Systems since our inception in 1994. Mr. Stanley joined the Delco Remy Division of GM in 1978, serving most recently as Director of Customer Programs since 1992 and as European Chief Engineer since 1988. Age: 47

Audit Committee Financial Expert

The Board of Directors believes that its audit committee members are financially literate and are capable of analyzing and evaluating the Company’s financial statements. However, the Board has determined that none of the audit committee members currently meets the technical requirements for being an “audit committee financial expert” as that term is defined under applicable rules of the Securities and Exchange Commission. As the Board of Directors believes that the current audit committee members are qualified to carry out all of the duties and responsibilities of an audit committee, the Board does not believe that it is necessary at this time to actively search for another person to serve on the audit committee who would qualify as an audit committee financial expert.

Code of Ethics

The Company has adopted a code of ethics applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or for persons performing similar functions. The Company will provide a copy of the code of ethics to any person, without charge, upon written request made to the Company’s Corporate Secretary.

ITEM 11	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth, for the years ending December 31, 2003, 2002 and 2001, the information regarding the cash compensation paid by us, as well as other compensation paid or accrued for that period, to each of our executive officers named below, in all capacities in which they served.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	All Other Compensation(s)

(dollars in thousands)

Thomas J. Snyder President and Chief Executive Officer	2003 2002 2001	500.0 481.2 425.0	434.9 352.3 89.8	23.5 20.7 21.2	(1) (1) (1)

Rajesh K. Shah Executive Vice President and Chief Financial Officer	2003 2002 2001	425.0 336.4 —	229.4 267.8 —	5.3 1.8 —	(2) (2)

Richard L. Stanley President, Delco Remy America	2003 2002 2001	321.0 306.2 291.5	167.5 155.9 37.0	12.0 10.3 10.2	(3) (3) (3)

Richard L. Keister President, Aftermarket	2003 2002 2001	291.5 291.5 260.0	152.1 127.6 123.3	16.2 8.2 10.2	(4) (4) (4)

Roderick English Senior Vice President, Human Resources and Communications	2003 2002 2001	281.0 271.7 262.5	149.2 139.9 33.3	10.5 11.4 10.4	(5) (5) (5)

(1)	Includes the following: (i) $10,751, $8,500 and $9,437 in matching contributions under our 401(k) Plan in fiscal years 2003, 2002 and 2001, respectively; and (ii) $12,763, $12,166 and $11,785 in premiums paid under a life insurance policy in fiscal years 2003, 2002 and 2001, respectively.

(2)	Includes the following: (i) $5,305 and $1,840 in premiums paid under a life insurance policy in fiscal year 2003 and 2002.

(3)	Includes the following: (i) $9,630, $8,000 and $8,429 in matching contributions under our 401(k) Plan in fiscal years 2003, 2002 and 2001, respectively; and (ii) $2,406, $2,262 and $1,777 in premiums paid under a life insurance policy in fiscal years 2003, 2002 and 2001, respectively.

(4)	Includes the following: (i) $10,307, $6,364 and $4,658 in matching contributions under our 401(k) Plan in fiscal years 2003, 2002 and 2001, respectively; (ii) $5,889, $1,834 and $1,995 in premiums paid under a life insurance policy in fiscal years 2003, 2002 and 2001, respectively; and (iii) $3,517 in premiums paid under a disability insurance policy in fiscal year 2001.

(5)	Includes the following: (i) $8,085, $7,685 and $7,027 in matching contributions under our 401(k) Plan in fiscal years 2003, 2002 and 2001, respectively; and (ii) $2,439, $3,752 and $3,371 in premiums paid under a life insurance policy in fiscal years 2003, 2002 and 2001, respectively.

Stock Options

There are currently no options outstanding to purchase our securities. See Item 13, “Certain Relationships and Related Transactions,” for a description of other agreements entered into between us and our executive officers and directors as a result of the going private transaction and the merger.

Retirement Plans

Delco Remy America, Inc., our wholly owned subsidiary, established the Delco Remy America Salaried Retirement Plan, which we refer to as the retirement plan, primarily to provide eligible salaried employees with a monthly pension benefit after retirement for life. As of December 31, 2003, our named executive officers have been credited with the following amounts of service under the retirement plan: Thomas J. Snyder – 41.4 years; and Richard L. Stanley – 25.8 years.

Change of Control Agreements

We executed change of control agreements with the following executive officers: Mr. Snyder, Mr. Shah, Mr. Stanley, Mr. English and Mr. Mobouck. These agreements entitle each of the eligible executive officers to receive payments and benefits upon the occurrence of a change of control of our business followed by termination of the executive’s employment within the two years immediately following the change of control under specified circumstances. In case of Mr. Snyder, the total payment will be equal to $2.7 million, and he will be entitled to receive continuation of medical, dental and life insurance benefits until his sixty-fifth birthday. Each eligible executive officer other than Mr. Snyder will receive a payment of $1.0 million (or if the termination occurs after the first two years following execution of the change of control agreements, his or her average compensation in the three full calendar years immediately preceding the termination of employment) and continuation of medical, dental and life insurance benefits for a period of one year after the termination of employment with us.

Payments and other benefits received by Mr. Snyder will be subject to gross-up tax treatment so that we will compensate Mr. Snyder for any excise taxes applicable to payments and other benefits, including the gross-up payment, received by him upon a change of control. Payments and other benefits received by the other eligible executives will be subject to cut-back treatment so that any payments or other benefits to be received by any of them will be reduced to a level, which eliminates any excise taxes. Under some circumstances, the present value of the payments and other benefits to be provided to the executives in connection with a change of control will not be deductible by us.

Amendments to Benefit Plans

As a condition to the execution of the change of control agreements, we required the applicable executive officers to agree to amendments to our benefit plans. We amended the definition of “change in control” in the Delco Remy International, Inc. Supplemental Executive Retirement Plan, which we refer to as the executive retirement plan, to conform to the definition contained in the change of control agreements. In addition, we amended the executive retirement plan to provide that, upon a change in control, we will not be required to place any funds in trust unless the board of directors determines in good faith that the change in control or any related or contemplated financing transaction will impair in any material respect our financial condition or creditworthiness or any other surviving successor or entity. We further amended the executive retirement plan to remove the provision providing for accelerated vesting of benefits upon a change in control. All affected persons consented to the amendments.

Split-Dollar Insurance Agreements

We entered into Collateral Assignment Split-Dollar Insurance Agreements, effective as of August 1, 2000, with certain key management employees. The employees own the life insurance policies. However, they have assigned the policies to us as security for the repayment of premiums paid by us. Our interest in the cash value of the policy is equal to the premium paid by us, and the employees have a remaining interest in the cash value. If an employee dies while the collateral assignment is in place, we have a right to receive a portion of the death benefit equal to the amount of the premiums previously paid by us, with any excess payable to designated beneficiaries of the employee. Under the agreements, the employee is provided with life insurance protection under a universal life insurance product, which we refer to as the policy. The collateral assignment will terminate on the first to occur of the following events:

•	total cessation of our business;

•	our bankruptcy, receivership or dissolution;

•	surrender or cancellation of the policy by the employee;

•	employee entering into competition (as defined by the agreements) with us or an affiliated employer;

•	the delivery by the employee of a written notice terminating the agreement;

•	death of the employee;

•	termination of the employee’s employment with us for cause (as defined by the agreements); or

•	as of the date the employee turns 65.

Upon the occurrence of any of these events other than death of an employee, the employee has an option to tender an amount equal to the amount of the premiums paid by us under the agreements, and upon receipt of the repayment we will release the assignment of the policy by the employee. Messrs. Snyder, English and Stanley are parties to the agreements.

As a condition to execution of the change of control agreements, we required the applicable executives to agree to amend the agreements to conform the definition of change in control to the definition included in the Change of Control Agreements. We also amended the agreements to provide that our obligations to place substantial sums in trust for the benefit of the beneficiaries in connection with a change in control will be triggered only if our Board of Directors determines in good faith that the change in control or any related or contemplated financing transaction will impair in any material respect our financial condition or creditworthiness or any other surviving or successor entity.

Employment Agreement

We entered into an employment agreement with Mr. Snyder, which provided for his employment until July 2003. In July 2003, Mr. Snyder’s agreement automatically extended through July 2004 and will continue to automatically extend for successive additional 12-month periods after July 2003 until notice by either us or Mr. Snyder. Mr. Snyder receives an annual base salary of $500,000, subject to merit increases as determined by the Board of Directors, plus annual performance bonuses as determined by the Board of Directors. The agreement provides that Mr. Snyder may not engage in any business competitive with us while employed by us and for a period of one year thereafter.

Separation Agreement

We executed a separation agreement with Mr. Shah. If we terminate Mr. Shah’s employment other than for cause or Mr. Shah terminates his employment for good reason, Mr. Shah is entitled to receive from us his accrued salary to the date of termination, his accrued pro-rata bonus to the date of termination, reimbursement for relocation expenses, twelve months of executive outplacement services, and, for eighteen months after the date of termination, his base salary at the date of termination, a bonus equal to 60% of his salary at the date of termination, and continued medical, dental and vision benefits.

Director Compensation

Mr. Sperlich received $264,800 in director’s fees during 2003 for services related to special projects (in connection with acquisitions and strategic alliances) undertaken by him at the direction of the Board of Directors in their capacity as Directors.

Mr. Gerrity received $128,600 in director’s fees during 2003 for services related to special projects (in connection with acquisitions and strategic alliances) undertaken by him at the direction of the Board of Directors in their capacity as Directors.

During 2003, Mr. Billig and Mr. Schultz each received an annual fee of $40,000, and each received a fee of $1,200 for each Board of Directors meeting attended and $1,000 for each meeting of a committee of the Board of Directors attended.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In 2001, we adopted our Amended and Restated Certificate of Incorporation and recapitalized our capital stock into three classes of common stock, Class A, Class B and Class C, and one class of preferred stock. Holders of substantially all of our common stock and preferred stock agreed, effective as of July 1, 2003, to amend the terms of our outstanding preferred stock. A copy of the Second Amended and Restated Certificate of Incorporation is attached hereto as Exhibit 3.1 and the terms thereof are incorporated herein by reference.

Our Second Amended and Restated Certificate of Incorporation provides that we may issue 3,500,000 shares of preferred stock, all of which has been designated as 12% Series A Accreting Preferred Stock. As of December 31, 2003, 2,237,257.23 shares of preferred stock were outstanding. The preferred stock has a stated value of $100 per share and is entitled to receive dividends when, as and if declared by the Board of Directors in such amounts as the Board of Directors may determine at the time of declaration, provided that the aggregate amount of dividends per share do not exceed the compounded annual rate of 12% of the stated value per share from the date of original issue. The vote of a majority of the outstanding shares of the preferred stock is required to authorize or issue any other class or series of stock entitled to a preference prior to the preferred stock or to amend the Certificate of Incorporation if the amendment would adversely affect the relative rights and preferences of the holders of the preferred stock. The vote of not less than 75% of the outstanding shares of the preferred stock is required to amend the Certificate of Incorporation if the amendment changes the maximum dividend amount or accreting amount payable on the preferred stock. Except as described above or as otherwise required by law, the preferred stock is not entitled to vote.

The Second Amended and Restated Certificate of Incorporation provides that we may issue 12,001,000 shares of common stock, divided into three classes consisting of 1,000 shares of Class A Common Stock, 6,000,000 shares of Class B Common Stock, and 6,000,000 shares of Class C Common Stock. As of the date hereof, 1,000 shares of Class A Common Stock, 2,485,337.48 shares of Class B Common Stock and 16,687 shares of Class C Common Stock were issued and outstanding.

The following table sets forth as of March 15, 2004 the number and percentage of shares of each class of common stock and preferred stock beneficially owned by (i) each person or group that is known to us to be the beneficial owner of more than 5% of each class of Capital stock, (ii) each of our directors and named executive officers and (iii) all of our directors and executive officers as a group.

	Number and Percent of Shares
	Preferred Stock		Class A Stock(1)		Class B Stock(1)		Class C Stock
	Number	Percent	Number	Percent	Number	Percent	Number	Percent
Citicorp Venture Capital(2) Equity Partners, L.P. 399 Park Avenue New York, New York 10043	1,620,406.51	72.43%	—	—	1,735,711.17	69.84%	16,687.00	100%

Harney Investment Trust c/o Berkshire Hathaway Inc. 1440 Kiewit Plaza Omaha, Nebraska 68131	460,404.96	20.58%	—	—	498,098.94	20.04%	—	—

Court Square Capital Limited(3) 399 Park Avenue New York, New York 10043	—	—	1,000	100%	—	—	—	—

Harold K. Sperlich	—	—	—	—	—	—	—	—

Thomas J. Snyder(4)	9,174.56	0.41%	—	—	51,425.69	2.07%	—	—

Rajesh K. Shah	—	—	—	—	—	—	—	—

Roderick English	2,618.84	0.12%	—	—	14,833.25	0.60%	—	—

Richard L. Keister	1,585.09	0.07%	—	—	4,314.86	0.17%	—	—

Patrick C. Mobouck	327.36	0.01%	—	—	13,354.16	0.54%	—	—

Richard Stanley	5,728.72	0.26%	—	—	19,697.73	0.79%	—	—

E.H. Billig	—	—	—	—	—	—	—	—

Richard M. Cashin, Jr.	8,614.61	0.39%	—	—	9,319.90	0.37%	—	—

Alexander P. Coleman	—	—	—	—	—	—	—	—

Michael A. Delaney	—	—	—	—	—	—	—	—

James R. Gerrity(5)	4,307.30	0.19%	—	—	2,559.94	0.10%	—	—

Robert J. Schultz	—	—	—	—	—	—	—	—

John Weber	—	—	—	—	—	—	—	—

All directors and executive officers as a group	32,356.48	1.45%	—	—	115,505.53	4.65%	—	—

(1)	The original holders of the voting Class A Common Stock are entitled to a number of votes equal to 51% of the total number of votes entitled to be cast by the holders collectively owning all of the Class A Common Stock and the Class B Common Stock. The holders of Class B Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Except as required by law, the holders of Class C Common Stock have no voting rights. The Class A Common is convertible into an equal number of shares of Class B Common Stock, the Class B Common Stock is convertible into an equal number of shares of Class C Common Stock and the Class C Common Stock is convertible into an equal number of shares of Class B Common Stock.
(2)	Citicorp Venture Capital Equity Partners, L.P., which we refer to as CVC Equity Partners, is a Delaware limited partnership managed by CVC Management LLC, a Delaware limited liability company. Citicorp Partners LLC, a Delaware limited liability company, which we refer to as Citicorp Partners, is the general manager of CVC Equity Partners. Citicorp Partners is owned 35% by Citigroup Venture Capital GP Holdings Ltd., a Delaware limited partnership, which we refer to as CVC GP, and 65% by certain investment professionals employed by Citigroup Inc., a Delaware corporation, which we refer to as Citigroup. Court Square owns all of the outstanding equity interests of CVC GP.
(3)	Court Square is a Delaware corporation principally engaged in the business of making leveraged acquisitions. Court Square is owned by Citicorp Banking Corporation, a Delaware corporation, which we refer to as Citicorp Banking. Citicorp, a Delaware corporation, owns all of the outstanding capital stock of Citicorp Banking. Citigroup Holdings Company, a Delaware corporation, owns all of the outstanding common stock of Citicorp. Citigroup owns all the outstanding common stock of Citigroup Holdings Company.

(4)	Includes 1,292.19 shares of preferred stock and 14,397.98 shares of Class B Common Stock held by Daisy Farm Limited Partnership of which Mr. Snyder is the general partner.
(5)	Includes 2,093.95 shares of Class B Common Stock and 3,876.57 shares of preferred stock and 465.99 shares of Class B Common Stock and 430.73 shares of preferred stock held by The James R. Gerrity Living Trust and The Susan Gerrity Living Trust, respectively.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2001, we executed the Securities Transfer, Recapitalization and Holders Agreement, which we refer to as the securities holders agreement, with DRI Acquisition Corporation, Court Square, DRI Group, World Equity Partners, L.P., Thomas J. Snyder, J. Timothy Gargaro, Joseph P. Felicelli, Richard L. and Sandra Stanley, Susan E. Goldy, Roderick English, Patrick C. Mobouck, Richard Keister, Daisy Farm Limited Partnership, the James R. Gerrity Living Trust dated March 6, 1990 and the Susan Gerrity Living Trust dated March 6, 1990. The securities holders agreement is attached hereto as Exhibit 10.8 and the terms of the securities holders agreement are incorporated herein by reference. In the descriptions of the securities holders agreement, preferred stockholders agreement and registration rights agreement that follow, each of the parties, other than us, are sometimes referred to as the Company’s stockholders.

According to the securities holders agreement, so long as Court Square and its permitted transferees owns at least 5% of the common stock outstanding, Court Square has the right to designate observers to attend meetings of our Board of Directors. The securities holders agreement contains provisions, which, with certain exceptions, restrict the ability of our stockholders to transfer any of the common stock or preferred stock. If holders of at least 50% of our common stock approve the sale of our business, each of our stockholders has agreed to consent to the sale and, if the sale includes the sale of stock, each of our stockholders has agreed to sell all of such stockholder’s common stock on the terms and conditions approved by holders of a majority of the common stock then outstanding. Subject to some limitations, certain of our shareholders may not sell any of their shares of common stock without offering our other stockholders a pro rata opportunity to participate in such sale.

The securities holders agreement also provides for certain additional restrictions on transfer of shares by our stockholders, including our right to repurchase certain shares from those stockholders employed by us, upon termination of such person’s employment prior to 2006 at a formula price, and the grant of a right of first refusal in favor of us in the event such person elects to transfer its shares of common stock.

Our stockholders also entered into a Preferred Stockholders Agreement, which we refer to as the preferred stockholders agreement, containing certain additional agreements among our stockholders regarding our preferred stock. Subject to some limitations, certain of our shareholders may not sell any of their shares of preferred stock without offering our stockholders a pro rata opportunity to participate in such sale. If holders of at least 50% of the common stock approve the sale of our business, each of our stockholders has agreed to consent to the sale and, if the sale includes the sale of stock, each of our stockholders has agreed to sell all of such stockholder’s preferred stock on the terms and conditions approved by holders of a majority of our common stock then outstanding. The preferred stockholders agreement is attached hereto as Exhibit 10.21 and the terms of the preferred stockholders agreement are incorporated herein by reference.

In connection with the foregoing, we and our stockholders also entered into a registration rights agreement. According to the registration rights agreement, upon the written request of Court Square, or certain of its permitted transferees, we will prepare and file a registration statement with the Securities and Exchange Commission concerning the distribution of all or part of the shares held by such party and use our best efforts to cause such registration statement to become effective. If at any time we file a registration statement for common stock pursuant to a request by Court Square or otherwise, we will allow the other parties to the registration rights agreement to have their shares of common stock (or a portion of their shares under certain circumstances) included in the registered offering of the common stock. We are not bound by this requirement if it is filing a registration statement on Form S-8, Form S-4 or any similar form, a registration statement filed in connection with a share exchange or an offering solely to our employees or existing stockholders, or a registration statement registering a unit offering. We will pay the registration expenses of the selling stockholders (other than underwriting commissions, brokerage fees and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder). The registration rights agreement is attached hereto as Exhibit 10.9 and the terms of the registration rights agreement are incorporated herein by reference.

In June 2001, Berkshire Hathaway Inc., which we refer to as Berkshire, purchased shares of our preferred stock and Class C Common Stock from Court Square and shares of our preferred stock and Class B Common Stock from World

Equity Partners, L.P. In November 2001, Dresdner Kleinwort Capital Partners 2001 LP, which we refer to as Dresdner, purchased shares of our preferred stock and Class C Common Stock from Court Square. In connection with these transactions, the securities holders agreement, the preferred stockholders agreement and the registration rights agreement were amended to make Berkshire and Dresdner parties to those agreements pursuant to the terms specified in such amendments. Also in connection with these transactions, Court Square agreed to vote its shares in favor of electing a designee of Dresdner to our Board of Directors until December 1, 2002, provided that the designee resigns from the Board of Directors at such time. The amendments are attached hereto as Exhibits 10.27 through 10.32 and the terms thereof are incorporated herein by reference.

In 2002, we entered into to an advisory agreement with CVC Management LLC, which we refer to as the advisor, an affiliate of Court Square and CVC Equity Partners. Under the terms of the agreement, the advisor is required to provide executive, management, consulting and support services to us and certain of our subsidiaries. The advisor is entitled to receive an initial advisory fee of $1 million for 2002 and an advisory fee of $1 million for each year thereafter, payable in equal quarterly installments. The advisory agreement continues until December 31, 2006 and is automatically renewed from year to year thereafter unless terminated by either of the parties. The advisor is also entitled to receive a transaction fee of $2.5 million for services provided in connection with the refinancing of our senior credit facilities in 2002 and may receive additional transaction fees under the advisory agreement in amounts to be agreed upon by the parties for services provided in connection with future financings, acquisitions and divestitures.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor’s Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for the years ended December 31, 2003 and December 31, 2002, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2003	2002

Audit Fees	$1,542,672	$1,558,564
Audit-Related Fees	287,605	392,415
Tax Fees	647,254	749,011
All Other Fees	158,571	110,152

Audit Fees: Fees incurred for professional services rendered Ernst & Young LLP for auditing our annual financial statements, including Form 10-K, statutory audits of subsidiaries, and reviewing the quarterly financial statements included in our filings on Form 10-Q.

Audit-Related Fees: Fees incurred for professional services rendered by Ernst & Young LLP primarily for acquisitions, dispositions and for auditing our employee pension and benefit plans.

Tax Fees: Fees incurred for professional services rendered by Ernst & Young LLP in connection with the review of the federal and state income tax returns and other compliance filings.

All Other Fees: Fees incurred for professional services rendered by Ernst & Young LLP that are not within the scope of the above categories.

Pursuant to its charter, the Audit Committee is responsible for selection, approving compensation and overseeing the independence, qualifications and performance of the independent accountants. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. Pre-approval is generally provided for up to one year, is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services by the independent accountants, the Audit Committee considers whether such services are consistent with the auditor’s independence; whether the independent accountants are likely to provide the most effective and efficient service based upon their familiarity with us; and whether the service could enhance our ability to manage or control risk or improve audit quality.

All of the audit-related, tax and other services provided by Ernst & Young LLP in fiscal year 2003 (described in the footnotes to the table above) and related fees were approved in advance by the Audit Committee.

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

3.	Exhibits

The following exhibits have been filed as part of this report in response to Item 14(c) of Form 10-K:

(1)	2.1	Agreement and Plan of Merger dated as of February 7, 2001 by and among Court Square, DRI Acquisition LLC and the Company

(2)	2.2	Amendment No. 1 to Agreement and Plan of Merger

(17)	3.1	Second Amended and Restated Certificate of Incorporation

(2)	3.2	By-laws of the Company

(6)	4.1	Indenture, dated as of August 1, 1996, among the Company, certain of the Company’s subsidiaries signatories thereto and National City Bank of Indiana, as trustee

(7)	4.2	Indenture governing 8 5/8% Senior Notes Due 2007 among the Company, the Subsidiary Guarantors and United States Trust Company of New York, as trustee, dated December 22, 1997

(13)	4.3	Indenture governing 11% Senior Subordinated Notes Due 2009 among the Company, the Subsidiary Guarantors and First Union National Bank, as trustee, dated April 26, 2001.

(6)*	10.1	Light Duty Starter Motor Supply Agreement, dated July 31, 1994, by and between Delco Remy America, Inc. (“DRA”) and GM.

(6)	10.2	Heavy Duty Component Supply Agreement, dated July 31, 1994, by and between DRA and GM

(6)	10.3	Distribution and Supply Agreement, dated July 31, 1994, by and between DRA and GM

(3)	10.4	Trademark License, dated July 31, 1994, by and among DRA, DR International, Inc. and GM

(3)	10.5	Tradename License Agreement, dated July 31, 1994, by and among DRA, DR International, Inc. and GM

(3)	10.6	Partnership Agreement of Delco Remy Mexico S. de R.L. de C.V., dated April 17, 1997

(4)	10.7	Joint Venture Agreement by and between Remy Korea Holdings, Inc. and S.C. Kim

(2)	10.8	Securities Transfer, Recapitalization and Holders Agreement dated March 14, 2001 by and among the Company, DRI Acquisition Corporation, Court Square Capital Limited, World Equity Partners, L.P., DRI Group LLC and the Continuing Investors named therein

(2)	10.9	Registration Rights Agreement for Common Stock dated March 14, 2001 by and among the Company, Court Square Capital Limited, World Equity Partners, L.P., DRI Group LLC and the Continuing Investors named therein

(5)	10.10	Employment Agreement, dated July 31, 1994, by and between Delco Remy International, Inc. and Thomas J. Snyder

(16)	10.11	Amended and Restated Loan and Security Agreement by and among Delco Remy International, Inc. and certain Subsidiaries of Delco Remy International, Inc. named therein as Borrowers, Congress Financial Corporation (Central), as Administrative Agent and US Collateral Agent, Wachovia Bank, National Association as Documentation Agent and the Financial Institutions named therein dated October 3, 2003.

(4)	10.15	Lease by and between ANDRA L.L.C. and DRA, dated February 9, 1995

(4)	10.16	Lease by and between Eagle I L.L.C. and DRA, dated August 11, 1995

(8)	10.20	Starter Motor Pricing Agreement, dated March 17, 1999, by and between DRA and GM.

(2)	10.21	Preferred Stockholders Agreement dated March 14, 2001 by and among Court Square Capital Limited, World Equity Partners, L.P., DRI Group LLC and the Continuing Investors named therein

(2)	10.22	Stock Purchase Warrant dated March 14, 2001 issued by the Company to World Equity Partners, L.P.

(9)	10.23	Letter Agreement by and between the Company and Thomas J. Snyder, dated as of February 6, 2001

(10)	10.24	Form of Letter Agreement by and between the Company and each of J. Timothy Gargaro, Joseph P. Felicelli, Richard L. Stanley, Susan E. Goldy, Roderick English and Patrick Mobouck, each dated as of February 6, 2001

(11)	10.25	Amendment Number Two to the Delco Remy International, Inc. Supplemental Executive Retirement Plan, dated as of February 6, 2001

(12)	10.26	Form of Amendment Number Two to the Collateral Assignment Split- Dollar Insurance Agreement by and between the Company and each of Thomas J. Snyder, J. Timothy Gargaro, Joseph P. Felicelli, Richard L. Stanley, Susan E. Goldy and Roderick English

(14)	10.27	Amendment No. 1 to the Securities Transfer, Recapitalization and Holders Agreement, dated June 27, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein and Berkshire Hathaway Inc.

(14)	10.28	Amendment No. 1 to the Registration Rights Agreement, dated June 27, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein and Berkshire Hathaway Inc.

(14)	10.29	Amendment No. 1 to the Preferred Stockholders Agreement, dated June 27, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein and Berkshire Hathaway Inc.

(15)	10.30	Amendment No. 2 to the Securities Transfer, Recapitalization and Holders Agreement, dated November 29, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein, Berkshire Hathaway Inc. and Dresdner Kleinwort Capital Partners 2001 LP

(15)	10.31	Amendment No. 2 to the Registration Rights Agreement, dated November 29, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein, Berkshire Hathaway Inc. and Dresdner Kleinwort Capital Partners 2001 LP

(15)	10.32	Amendment No. 2 to the Preferred Stockholders Agreement, dated November 29, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein, Berkshire Hathaway Inc. and Dresdner Kleinwort Capital Partners 2001 LP

(18)	10.33	Letter Agreement dated March 18, 2002 by and between the Company and Rajesh K. Shah

(18)	10.34	Separation Agreement and Release dated March 18, 2002 by and between the Company and Rajesh K. Shah

(18)	10.35	Advisory Agreement dated December 10, 2002 by and among the Company, certain of the Company’s subsidiaries and CVC Management LLC

(18)	10.36	Side Letter Agreement dated December 10, 2002 by and among the Company, certain of the Company’s subsidiaries and CVC Management LLC

	10.37	Amendment No. 1 to the Amended and Restated Loan and Security Agreement, dated December 31, 2003, by and among the Company and certain Subsidiaries of Delco Remy International, Inc. named therein as Borrowers, Congress Financial Corporation (Central), as Administrative Agent and US Collateral Agent, and the Financial Institutions named therein

(15)	21	Subsidiaries of the Registrant

	31.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*		Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(1)		Incorporated by reference to Exhibit (a)(8) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

(2)		Incorporated by reference to the Exhibit of the same number to the Company’s Form 10-K for the transition period from August 1, 2000 to December 31, 2000 filed by the Company on March 30, 2001

(3)		Incorporated by reference to the Exhibit of the same number to the Registration Statement on Form S-1 previously filed by the Company on October 10, 1997, registering the issuance of the Company’s Class A Common Stock, par value $.01 per share (the “Equity Registration Statement”)

(4)		Incorporated by reference to the Exhibit of the same number to Amendment No. 1 to the Equity Registration Statement which was filed by the Company on October 22, 1997

(5)		Incorporated by reference to the Exhibit of the same number to Amendment No. 2 to the Equity Registration Statement which was filed by the Company on November 21, 1997

(6)		Incorporated by reference to the Exhibit of the same number to Amendment No. 3 to the Equity Registration Statement which was filed by the Company on November 26, 1997

(7)		Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended January 31, 1998

(8)		Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended July 31, 1999

(9)		Incorporated by reference to Exhibit (e)(4) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

(10)		Incorporated by reference to Exhibit (e)(5) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

(11)		Incorporated by reference to Exhibit (e)(6) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

(12)		Incorporated by reference to Exhibit (e)(7) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

(13)	Incorporated by reference to the Exhibit of the same number to the Registration Statement on Form S-4 previously filed by the Company on July 20, 2001

(14)	Incorporated by reference to the Exhibit of the same number to Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company on July 31, 2001

(15)	Incorporated by reference to the Exhibit of the same number to the Company’s Form 10-K for the year ended December 31, 2001

(16)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 8, 2003

(17)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003

(18)	Incorporated by reference to the Exhibit of the same number to the Company’s Form 10-K for the year ended December 31, 2002
(b)	Reports on Form 8–K:

(1)	Report dated November 12, 2003, containing the Press Release dated November 12, 2003, announcing the 2003 third quarter results.

(2)	Report dated October 8, 2003, containing the Amended and Restated Loan and Security Agreement by and among Delco Remy International, Inc. and certain Subsidiaries of Delco Remy International, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELCO REMY INTERNATIONAL, INC.

By:	/S/ Thomas J. Snyder

Thomas J. Snyder Chief Executive Officer and Director

Dated: March 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/S/ Harold K. Sperlich Harold K. Sperlich Chairman of the Board	By:	/S/ Thomas J. Snyder Thomas J. Snyder President President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/S/ Rajesh K. Shah Rajesh K. Shah Executive Vice President and Chief Financial Officer (Principal Financial Officer)	By:	/S/ Amitabh Rai Vice President and Corporate Controller (Principal Accounting Officer)

By:	/S/ E.H. Billig E.H. Billig Vice Chairman of the Board of Directors		Date: March 25, 2004

By:	/S/ Richard M. Cashin, Jr. Richard M. Cashin, Jr. Director

By:	/S/ Alexander P. Coleman Alexander P. Coleman Director

By:	/S/ Michael A. Delaney Michael A. Delaney Director

By:	/S/ James R. Gerrity James R. Gerrity Director

By:	Robert J. Schultz Director

By:	/S/ John Weber John Weber Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT.

(a) (1) No annual report is provided to the noteholders other than copies of Registrant’s Annual Report on Form 10-K.

(a) (2) No proxy statement, form of proxy or other proxy soliciting material has been sent to more than 10 of the Registrant’s security holders with respect to any annual or other meeting of Registrant’s security holders.