Form 10-Q
period 2004-03-31
DELCO REMY INTERNATIONAL INC
filed 2004-05-06
CIK 1046859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    Yes  ☐    No  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

Outstanding as of May 1, 2004

Common Stock – Class A	1,000.00
Common Stock – Class B	2,485,337.48
Common Stock – Class C	16,687.00

Delco Remy International, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

IN THOUSANDS, At	March 31, 2004	December 31, 2003

	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$17,305	$21,328
Trade accounts receivable, net	176,424	151,221
Other receivables	16,013	15,076
Inventories	231,156	214,764
Other current assets	17,947	13,845

Total current assets	458,845	416,234

Property, plant and equipment	317,836	311,455
Less accumulated depreciation	181,131	175,709

Property, plant and equipment, net	136,705	135,746

Deferred financing costs, net	12,940	13,968
Goodwill, net	132,571	132,571
Investments in joint ventures	5,398	5,721
Other assets	19,059	19,736

Total assets	$765,518	$723,976

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$181,041	$161,828
Accrued interest	13,721	9,837
Accrued restructuring	5,703	10,826
Liabilities of discontinued operations	1,506	1,565
Other liabilities and accrued expenses	127,996	123,385
Current maturities of long-term debt	29,989	31,397

Total current liabilities	359,956	338,838

Long-term debt, net of current portion	606,183	593,103
Deferred income taxes	647	644
Post-retirement benefits other than pensions	16,688	16,431
Accrued pension benefits	13,141	13,073
Accrued restructuring	8,427	8,801
Other non-current liabilities	6,185	6,918
Commitments and contingencies
Minority interest in subsidiaries	15,475	15,193
Redeemable preferred stock	315,521	306,969

Stockholders’ deficit:
Common stock:
Class A shares	—	—
Class B shares	3	3
Class C shares	—	—
Retained deficit	(563,489)	(560,193)
Accumulated other comprehensive loss	(13,219)	(15,804)

Total stockholders’ deficit	(576,705)	(575,994)

Total liabilities and stockholders’ deficit	$765,518	$723,976

See notes to the condensed consolidated financial statements.

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

IN THOUSANDS, For the three months ended March 31,	2004	2003

Net sales	$293,187	$256,570
Cost of goods sold	240,467	213,139

Gross profit	52,720	43,431

Selling, general and administrative expenses	27,578	26,222
Restructuring charges	1,095	45,085

Operating income (loss)	24,047	(27,876)

Interest expense, net	16,202	14,116

Income (loss) from continuing operations before income taxes, minority interest and loss from unconsolidated joint ventures	7,845	(41,992)

Income tax expense	1,437	5,260
Minority interest	548	(213)
Loss from unconsolidated joint ventures	454	715

Net income (loss) from continuing operations	5,406	(47,754)

Discontinued operations:
Loss from discontinued operations, net of tax	(258)	(3,747)
Gain on disposal of discontinued operations, net of tax	108	2,417

Net loss from discontinued operations, net of tax	(150)	(1,330)

Net income (loss)	5,256	(49,084)

Accretion for redemption of preferred stock	8,552	7,556

Net loss attributable to common stockholders	$(3,296)	$(56,640)

See notes to the condensed consolidated financial statements.

Delco Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

IN THOUSANDS, For the three months ended March 31,	2004	2003

Cash Flows from Operating Activities:
Net loss attributable to common stockholders	$(3,296)	$(56,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	258	3,747
Gain on disposal of discontinued operations	(108)	(2,417)
Depreciation	5,178	7,122
Amortization	734	358
Non-cash interest expense	1,028	1,097
Accretion for redemption of preferred stock	8,552	7,556
Minority interest	548	(213)
Loss from unconsolidated joint ventures	454	715
Deferred income taxes	2	2,385
Post-retirement benefits other than pensions	257	(6,276)
Accrued pension benefits	68	1,997
Restructuring charges	1,095	45,085
Cash payments for restructuring charges	(6,607)	(7,019)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	(25,062)	(22,719)
Inventories	(16,399)	(27,243)
Accounts payable	19,863	17,320
Other current assets and liabilities	3,983	23,509
Other non-current assets and liabilities, net	609	(5,217)

Net cash used in operating activities of continuing operations	(8,843)	(16,853)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(4,837)
Net proceeds on sale of businesses	108	27,876
Purchases of property, plant and equipment	(6,030)	(5,257)

Net cash (used in) provided by investing activities of continuing operations	(5,922)	17,782

Cash Flows from Financing Activities:
Net borrowings under revolving line of credit and other	11,672	205
Distributions to minority interests	(1,010)	—

Net cash provided by financing activities of continuing operations	10,662	205

Effect of exchange rate changes on cash	241	(62)

Cash flows of discontinued operations	(161)	(552)

Net (decrease) increase in cash and cash equivalents	(4,023)	520
Cash and cash equivalents at beginning of year	21,328	12,426

Cash and cash equivalents at end of period	$17,305	$12,946

See notes to the condensed consolidated financial statements.

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMOUNTS IN THOUSANDS, EXCEPT AS INDICATED

Quarters Ended March 31, 2004 and 2003

(Unaudited)

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2003.

2. Additional Balance Sheet Information

Inventories

The components of inventory were as follows:

	March 31, 2004	December 31, 2003

Raw material	$135,655	$126,545
Work-in-process	7,940	4,978
Finished goods	87,561	83,241

Total	$231,156	$214,764

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

	Quarter Ended March 31, 2004	Year Ended December 31, 2003

Balance at beginning of period	$20,683	$15,851
Provision for warranty	11,533	49,634
Payments and charges against the accrual	(11,433)	(49,429)
Other (including acquisitions)	—	4,627

Balance at end of period	$20,783	$20,683

3. Acquisitions

The Company made no acquisition payments during the three months ended March 31, 2004.

During the three months ended March 31, 2003 the Company made payments totaling $3,064 under contractual put agreements to purchase additional shares from the minority shareholders of World Wide Automotive, L.L.C. (“World Wide”), which was acquired in 1997. These payments increased the Company’s ownership percentage of World Wide from 94.0% to 97.2%. At December 31, 2003, the Company owned 100% of World Wide. The Company made payments totaling $1,314 under contractual put agreements to purchase additional shares from the minority shareholder of Power Investments, Inc., which was acquired in 1996. These payments increased the Company’s ownership percentage of Power from 93.4% to 95.1%. At December 31, 2003, the Company owned 100% of Power. The Company also made payments of $459 on notes issued in connection with the acquisition of certain parts of the Delphi Corporation (“Delphi”) alternator business in the fourth quarter of 2002. Also during the three months ended March 31, 2003, the Company completed the acquisition of 51% of Hubei Delphi Automotive Generators Company, Ltd., a manufacturer of automotive and heavy duty generators for the original equipment market and aftermarket based in China, for $3,600 in cash. Net assets acquired were $8,100 ($3,800 net of minority interest), including cash of $3,600.

4. Accounts Receivable Programs

The Company participates in two programs that accelerate the collection of accounts receivable. Under one program, the Company sells the accounts of certain of its aftermarket customers to a bank, on a non-recourse basis, at a discount. At March 31, 2004 and 2003, the amount of receivables under this program was approximately $30,900 and $3,900, respectively. The second program is an early pay plan under which a third party acts as paying agent for one of the Company’s customers. The accounts are paid, at a discounted rate, in five to seven days after shipment instead of the regular terms. This program is also without recourse. The amount covered by this plan at March 31, 2004 and 2003 was approximately $14,800 and $9,600, respectively.

5. Discontinued Operations

During the first quarter of 2003, the Company successfully completed the sale of Tractech, Inc. and Kraftube, Inc. In connection with the sale, the Company recorded an estimated gain on the sale of $2,417. The operating results, balance sheets and cash flows of these businesses were classified as discontinued operations effective in the first quarter of 2003.

In the first quarter of 2003, the Company completed plans to exit its contract remanufacturing operation for gas engines in Beaumont, Texas. The operating results, balance sheets and cash flows of this business were classified as discontinued operations effective in the first quarter of 2003.

In the second quarter of 2002, the Company completed plans to exit its retail aftermarket gas engine business. In connection with the discontinuance of the business, a charge of $28,248 was recorded in 2002 to write down the relevant assets to their estimated realizable value. An additional charge of $2,824 was recorded in 2002 for the estimated cost of employee termination benefits and closure of facilities.

Selected financial information for discontinued operations for the three months ended March 31 is as follows:

	2004	2003

Net sales	$—	$9,194
Interest expense	—	1,184
Loss before tax	(258)	(3,747)

Net loss	$(258)	$(3,747)

6. Restructuring Charges

The Company’s restructuring activities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposed Activities (“SFAS No. 146”).

Continuing Operations

In the first quarter of 2004, the Company completed plans for the closure and consolidation of certain manufacturing and distribution facilities at its operations in Mexico.

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

A total charge of $1,095 was recorded in the first quarter of 2004 relative to the 2004 and 2003 actions. This charge consisted of $676 for the cost of voluntary and involuntary employee separation programs and other miscellaneous costs of $419.

A total charge of $49,508 was recorded in 2003 for the estimated cost of the 2003 actions. This charge consisted of $14,837 for the estimated cost of various voluntary and involuntary employee separation programs associated with the resulting workforce reductions of approximately 750 employees; $29,317 for the impairment of fixed assets and capital leases; $9,066 for the impairment of operating leases; a post-employment benefit curtailment gain of $7,216; a pension plan curtailment charge of $1,835; and other miscellaneous costs of $1,669.

Relative to the employee termination programs established in 2003 and 2004, $1,253 was paid in the first quarter of 2004, $8,437 was paid in 2003, and $5,091 and $732 are expected to paid in the last nine months of 2004 and in 2005, respectively. The Company currently expects to record additional charges of $2,000 to $4,000 in connection with these actions in the last nine months of 2004.

In 2002, the Company recorded a net restructuring credit of $4,375 consisting of a $4,916 post-employment benefit curtailment gain and a $541 pension curtailment charge related to the closure and realignment of certain manufacturing operations announced in 2001 as discussed below.

In 2001, the Company recorded a restructuring charge of $30,098 in conjunction with plans for the closure and realignment of certain manufacturing facilities and administrative functions in the U.S., Canada and Europe. This charge consisted of $23,328 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 800 production and administrative employees and asset impairment and other miscellaneous costs totaling $6,770. Relative to the employee termination programs established in 2001, $4,737, $4,802, $12,709 and $1,080 was paid in the first quarter of 2004, and in 2003, 2002 and 2001, respectively.

The following table summarizes the activity in the restructuring accrual of continuing operations in the first quarter of 2004:

	Termination Benefits	Exit/ Impairment Costs	Total

Reserve at December 31, 2003	$11,137	$8,490	$19,627
Provision	676	419	1,095
Payments	(5,990)	(617)	(6,607)
Other	—	15	15

Reserve at March 31, 2004	$5,823	$8,307	$14,130

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

In 2002, the Company recorded restructuring charges in its discontinued operations of $2,824, consisting of $1,053 of employee termination benefits and $1,771 of asset impairment and other costs. Relative to the employee termination programs established in 2002, $736 and $317 were paid in 2003 and 2002, respectively.

In 2001, the Company recorded restructuring charges in its discontinued operations of $9,251, consisting of $3,399 of employee termination benefits and $5,852 of asset impairment and other costs. Cash payments for termination programs established in 2001 of $199, $2,225 and $975 were made in 2003, 2002 and 2001, respectively.

The following table summarizes the activity in the restructuring accrual of discontinued operations in the first quarter of 2004 which relates to exit/impairment costs:

Reserve at December 31, 2003	$358
Payments	(96)
Other	(175)

Reserve at March 31, 2004	$87

7. Long-Term Debt

On April 23, 2004, subsequent to the balance sheet date, the Company issued $125,000 principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Floating Rate Notes”), bearing an interest rate of LIBOR plus 4.00%, and $150,000 principal amount of 9 3/8% Senior Subordinated Notes due 2012 (the “9 3/8% Senior Subordinated Notes”). The notes were issued in a private placement to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The net proceeds of the issuance of these notes were used to pay down existing indebtedness under the Company’s senior credit facility, including repayment of the $60,000 term loan and relevant prepayment premium, and to finance the redemption of the Company’s outstanding 10 5/8% senior subordinated notes due 2006 issued on August 1, 1996, including the call premium and accrued interest. The 10 5/8 % notes were called for redemption in their entirety on April 23, 2004 at a redemption price of 101.771% of their face amount plus accrued but unpaid interest up to, but not including, the redemption date of May 24, 2004.

The Floating Rate Notes mature on April 15, 2009. Interest is due each January 15, April 15, July 15 and October 15, commencing July 15, 2004. The Floating Rate Notes will be guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantors”). The Floating Rate Notes and the related guarantees will be senior obligations secured by a second-priority lien, subject to certain exceptions and permitted liens, on all of the Company’s and the Guarantors’ existing and future property and assets that secure the Company’s obligations under its existing credit facilities. In the event of enforcement of the lien securing the Floating Rate Notes and the related guarantees, the proceeds thereof will first be applied to repay obligations secured by the first-priority liens, including the Company’s obligations under its senior credit facilities.

The 9 3/8% Senior Subordinated Notes mature on April 15, 2012. Interest is due each April 15 and October 15, commencing October 15, 2004. The 9 3/8% Senior Subordinated Notes will be guaranteed by the Guarantors on a senior subordinated basis and, with the related guarantees, will be unsecured senior subordinated obligations, ranking junior to all the Company’s senior debt, including borrowings under its credit facilities, the Floating Rate Notes and the Company’s outstanding 8 5/8% Senior Notes due in 2007.

In connection with the above offering, the Company amended its senior credit facilities to reflect the extinguishment of the $60,000 term loan, provide for borrowings of up to $120,000 under its asset based revolving credit facility, and extend the maturity date from March 31, 2006 to June 30, 2007.

8. Employee Benefit Plans

Agreements with GM

In connection with the Company’s separation from General Motors, the Company and GM agreed to allocate the responsibility for employee pension benefits and post-retirement health care and life insurance on a pro-rata basis between Delco Remy America, Inc., a wholly-owned subsidiary (“DRA”) and GM. The allocation is primarily determined upon years of service with DRA and aggregate years of service with DRA and GM. Effective August 1, 1994, DRA established hourly and salaried pension and post-retirement health care and life insurance plans which are similar to the respective GM plans.

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

The components of expense for the plans as of March 31 are as follows:

	Pension Benefits		Post-Retirement Health Care and Life Insurance Plans

Components of expense	2004	2003	2004	2003

Service costs	$471	$380	$118	$94
Interest costs	624	551	269	290
Expected return on plan assets	(448)	(391)	—	—
Amortization of prior service cost	24	24	—	—
Recognized net actuarial loss	97	77	36	18
Curtailments	—	1,835	—	(7,216)

Net periodic pension cost	$768	$2,476	$423	$(6,814)

Cash Flows

The Company contributed $699 in the first quarter of 2004 and plans to contribute between approximately $3,800 and $5,000 to its pension plans for all of 2004. The post-retirement health care plan is funded as benefits are paid.

9. Income Taxes

Income tax expense of $1,437 in the first quarter of 2004 consisted of provisions for domestic state and local taxes of $203 and taxes in various foreign jurisdictions of $1,234. Income tax expense of $5,260 in the first quarter of 2003 consisted of provisions in foreign jurisdictions of $2,380 and $2,880 of withholding tax on intercompany dividends. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company established a valuation allowance for domestic U.S. deferred tax assets in 2003, which resulted in no domestic U.S. tax provision on first quarter 2004 domestic income.

10. Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency instruments and minimum pension liability adjustments. The before tax income, related income tax effect and accumulated balance for the first quarter of 2004 are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Currency Instruments	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Loss

Balances at December 31, 2003	$(7,876)	$(356)	$(7,572)	$(15,804)
Before tax income	796	2,555	—	3,351
Income tax effect	—	766	—	766

Other comprehensive income	796	1,789	—	2,585

Balances at March 31, 2004	$(7,080)	$1,433	$(7,572)	$(13,219)

The Company’s total comprehensive income (loss) was as follows:

Three months ended March 31, 2004	$7,841
Three months ended March 31, 2003	(50,220)

11. Commitments and Contingencies

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

RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements with RMH and to sell its partnership interest to RMH in exchange for a $13,000 termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under the partnership agreement, alleging that RMH had failed to conduct the business of the partnership in accordance with that agreement. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association against RMH and later added RC and the Company’s wholly-owned subsidiary, Delco Remy America, Inc. (together with RMH and RC, the “Named Parties”). GCID and its affiliates sought damages for the alleged (i) breaches of the partnership agreement, including a requirement under the partnership that RMH buy out GCID’s partnership interest; (ii) breaches of fiduciary duty; (iii) breaches of various other contracts between and among the various parties; and (iv) tortious interference with contractual relations. DRM and RC believed that the lease agreement terminated as of September 27, 2003 and shortly thereafter began the process of relocating all operations to another facility in San Luis Potosi, Mexico.

The arbitration panel issued an interim decision on March 10, 2004. Based on the interim decision, (i) the Company currently estimates that the total net payments for GCID’s minority partnership interest, the award for past service fees, and other claims, including interest and costs, will be approximately $18,000, subject to the finalization of the award by the arbitrators; (ii) the lease agreement with GCID’s affiliate is terminated as of September 27, 2003, and DRM and RC can complete the relocation of the operations to another facility; and (iii) DRM is permitted to hire the employees previously provided by GCID’s affiliate under the services agreement. The Company expects that the arbitration panel will issue a final decision in the second quarter of 2004.

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

Remy Reman Facilities

The Remy Reman facilities in Mississippi identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. The Mississippi Department of Environmental Quality (“MDEQ”) issued Notices of Violation regarding two of the facilities and MDEQ and the subsidiaries have agreed to a resolution where by the subsidiaries would enter into Agreed Orders requiring the subsidiaries to pay approximately $60 in penalties and spend approximately $110 in supplemental environmental projects.

World Wide Facility

In April 2003, the Virginia Department of Environmental Quality issued a warning letter with respect to possible violations voluntarily disclosed to them with respect to the World Wide facility in Virginia. The necessary permit application was submitted, the permit was issued, and no further corrective action is necessary. Because the violation has been corrected and, based on the state’s enforcement practice manual, the Company does not believe that the state environmental agency intends to pursue enforcement or penalty actions for the past violations. However, if any such claim were pursued, the Company does not believe that the costs of such matters, if any, will have a material adverse effect on its results of operations, business or financial condition.

Other

The Company will also be required to make additional payments in connection with its acquisitions of M & M Knopf Auto Parts, L.L.C., DRM, Delco Remy Korea Limited and portions of the Delphi Automotive generator business. The Company expects that the net amount of these additional payments, including the DRM arbitration panel interim award, will be in the range of $38,000 to $41,000 payable in 2004. The Company also expects to make payments in connection with the acquisition of Delphi Corporation’s light vehicle alternator business of approximately $2,000 in 2005.

12. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

The Company conducts a significant portion of its business through its subsidiaries. The Company’s 8 5/8% Senior Notes Due 2007, 10 5/8 % Senior Subordinated Notes Due 2006 and 11% Senior Subordinated Notes Due 2009 are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of the Company (the “Subsidiary Guarantors”). Certain of the Company’s subsidiaries do not guarantee the notes (the “Non-Guarantor Subsidiaries”). The claims of creditors of Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003.

The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

The following table sets forth the Subsidiary Guarantors and direct Non-Guarantor Subsidiaries:

Subsidiary Guarantors	Non-Guarantor Subsidiaries

Delco Remy America, Inc.	Delco Remy Hungary KFT (formerly Autovill RT Ltd.)
Nabco, Inc.	Delco Remy UK Limited
Power Investments, Inc.	Delco Remy International (Europe) GmbH
Franklin Power Products, Inc.	Remy India Holdings, Inc.
International Fuel Systems, Inc.	Remy Korea Holdings, Inc.
Power Investments Marine, Inc.	World Wide Automotive Distributors, Inc.
Marine Corporation of America	Central Precision Limited
Powrbilt Products, Inc.	Electro Diesel Rebuild BVBA
World Wide Automotive, L.L.C.	Electro-Rebuild Tunisia S.A.R.L.
Ballantrae Corporation	Delco Remy Mexico, S. de R.L. de C.V.
Williams Technologies, Inc.	Publitech, Inc.
Remy Powertrain, L.P.	Delco Remy Brazil, Ltda.
M & M Knopf Auto Parts, L.L.C.	Delco Remy Remanufacturing, S. de R.L. de C.V.
Reman Holdings, L.L.C.	Delco Remy Germany GmbH
Remy International, Inc.	Remy Componentes S. de R. L. de C. V.
Jax Reman, L.L.C.	Delco Remy Belgium BVBA
Remy Reman, L.L.C.	Magnum Power Products, L.L.C.
Elmot-DR, Sp.zo.o.
XL Component Distribution Ltd.
AutoMatic Transmission International A/S

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

IN THOUSANDS, At March 31, 2004	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated

Assets:
Current assets:
Cash and cash equivalents	$1	$74	$17,230	$—		$17,305
Trade accounts receivable	—	133,153	43,271	—		176,424
Other receivables	—	4,139	11,874	—		16,013
Inventories	—	154,792	77,675	(1,311	)(c)	231,156
Other currents assets	5,601	2,162	10,184	—		17,947

Total current assets	5,602	294,320	160,234	(1,311)		458,845

Property, plant and equipment	128	193,459	124,249	—		317,836
Less accumulated depreciation	50	136,264	44,817	—		181,131

Property, plant and equipment, net	78	57,195	79,432	—		136,705
Deferred financing costs, net	12,940	—	—	—		12,940
Goodwill, net	—	125,291	7,280	—		132,571
Investments in joint ventures	373,684	—	—	(368,286	)(a)	5,398
Other assets	5,078	8,371	5,610	—		19,059

Total assets	$397,382	$485,177	$252,556	$(369,597)		$765,518

Liabilities and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$891	$92,173	$87,977	$—		$181,041
Intercompany accounts	10,131	22,009	(31,539)	(601	) (c)	—
Accrued interest	13,626	—	95	—		13,721
Accrued restructuring	—	5,078	625	—		5,703
Liabilities of discontinued operations	—	499	1,007	—		1,506
Other liabilities and accrued expenses	19,878	89,665	18,453	—		127,996
Current maturities of long-term debt	420	1,207	28,362	—		29,989

Total current liabilities	44,946	210,631	104,980	(601)		359,956

Long-term debt, net of current portion	574,789	16,382	15,012	—		606,183
Deferred income taxes	—	(976)	1,623	—		647
Post-retirement benefits other than pensions	16,688	—	—	—		16,688
Accrued pension benefits	13,141	—	—	—		13,141
Accrued restructuring	—	8,427	—	—		8,427
Other non-current liabilities	3,356	1,402	1,427	—		6,185
Minority interest	—	258	15,217	—		15,475
Redeemable preferred stock	315,521	—	—	—		315,521
Stockholders’ (deficit) equity:
Common stock:
Class A Shares	—	—	—	—		—
Class B Shares	3	—	—	—		3
Class C Shares	—	—	—	—		—
Subsidiary investment	—	291,416	108,650	(400,066	)(a)	—
Retained (deficit) earnings	(563,489)	(44,315)	13,245	31,070	(b)	(563,489)
Accumulated other comprehensive income (loss)	(7,573)	1,952	(7,598)	—		(13,219)

Total stockholders’ (deficit) equity	(571,059)	249,053	114,297	(368,996)		(576,705)

Total liabilities and stockholders’ (deficit) equity	$397,382	$485,177	$252,556	$(369,597)		$765,518

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

IN THOUSANDS, At December 31, 2003	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated

Assets:
Current assets:
Cash and cash equivalents	$1	$257	$21,070	$—		$21,328
Trade accounts receivable	—	114,237	36,984	—		151,221
Other receivables	—	4,620	10,456	—		15,076
Inventories	—	146,558	69,475	(1,269	)(c)	214,764
Other currents assets	5,529	1,821	6,495	—		13,845

Total current assets	5,530	267,493	144,480	(1,269)		416,234

Property, plant and equipment	57	191,449	119,949	—		311,455
Less accumulated depreciation	47	134,054	41,608	—		175,709

Property, plant and equipment, net	10	57,395	78,341	—		135,746
Deferred financing costs, net	13,968	—	—	—		13,968
Goodwill, net	—	125,291	7,280	—		132,571
Investments in joint ventures	348,934	—	—	(343,213	)(a)	5,721
Other assets	5,326	5,732	8,678	—		19,736

Total assets	$373,768	$455,911	$238,779	$(344,482)		$723,976

Liabilities and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$2,771	$81,430	$77,627	$—		$161,828
Intercompany accounts	12,526	22,640	(34,565)	(601	) (c)	—
Accrued interest	9,750	—	87	—		9,837
Accrued restructuring	—	10,211	615	—		10,826
Liabilities of discontinued operations	—	580	985	—		1,565
Other liabilities and accrued expenses	15,325	91,851	16,209	—		123,385
Current maturities of long-term debt	684	1,170	29,543	—		31,397

Total current liabilities	41,056	207,882	90,501	(601)		338,838

Long-term debt, net of current portion	560,214	16,692	16,197	—		593,103
Deferred income taxes	—	(974)	1,618	—		644
Post-retirement benefits other than pensions	16,431	—	—	—		16,431
Accrued pension benefits	13,073	—	—	—		13,073
Accrued restructuring	—	8,801	—	—		8,801
Other non-current liabilities	3,788	1,854	1,276	—		6,918
Minority interest	—	10	15,183	—		15,193
Redeemable preferred stock	306,969	—	—	—		306,969
Stockholders’ (deficit) equity:
Common stock:
Class A Shares	—	—	—	—		—
Class B Shares	3	—	—	—		3
Class C Shares	—	—	—	—		—
Subsidiary investment	—	291,416	108,650	(400,066	)(a)	—
Retained (deficit) earnings	(560,193)	(69,137)	12,952	56,185	(b)	(560,193)
Accumulated other comprehensive loss	(7,573)	(633)	(7,598)	—		(15,804)

Total stockholders’ (deficit) equity	(567,763)	221,646	114,004	(343,881)		(575,994)

Total liabilities and stockholders’ (deficit) equity	$373,768	$455,911	$238,779	$(344,482)		$723,976

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

IN THOUSANDS, For the three months Ended March 31, 2004	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Net sales	$—	$263,979	$127,272	$(98,064	)(a)	$293,187
Cost of goods sold	—	219,858	118,673	(98,064	)(a)	240,467

Gross (loss) profit	—	44,121	8,599	—		52,720

Selling, general and administrative expenses	4,407	17,017	6,154	—		27,578
Restructuring charges	—	861	234	—		1,095

Operating (loss) income	(4,407)	26,243	2,211	—		24,047

Interest expense, net	14,916	631	655	—		16,202

Income (loss) from continuing operations before income taxes, minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(19,323)	25,612	1,556	—		7,845

Income tax expense	536	396	505	—		1,437
Minority interest	—	248	300	—		548
Loss from unconsolidated joint ventures	—	—	454	—		454
Equity in earnings of subsidiaries	25,115	—	—	(25,115	)(b)	—

Net income (loss) from continuing operations	5,256	24,968	297	(25,115)		5,406

Discontinued operations:
Loss from discontinued operations, net of tax	—	(146)	(112)	—		(258)
Gain on disposal of discontinued operations, net of tax	—	—	108	—		108

Net loss from discontinued operations, net of tax	—	(146)	(4)	—		(150)

Net income	5,256	24,822	293	(25,115)		5,256

Accretion for redemption of preferred stock	8,552	—	—	—		8,552

Net (loss) income attributable to common stockholders	$(3,296)	$24,822	$293	$(25,115)		$(3,296)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net loss of consolidated subsidiaries.

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

IN THOUSANDS, For the three months Ended March 31, 2003	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Net sales	$—	$264,654	$134,521	$(142,605	)(a)	$256,570
Cost of goods sold	—	234,245	121,499	(142,605	)(a)	213,139

Gross profit	—	30,409	13,022	—		43,431

Selling, general and administrative expenses	4,062	17,241	4,919	—		26,222
Restructuring charges	—	45,085	—	—		45,085

Operating (loss) income	(4,062)	(31,917)	8,103	—		(27,876)

Interest expense, net	14,219	(530)	427	—		14,116

Income (loss) from continuing operations before income taxes (benefit), minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(18,281)	(31,387)	7,676	—		(41,992)

Income tax expense (benefit)	(1,292)	4,199	2,353	—		5,260

Minority interest	—	(564)	351	—		(213)
Loss from unconsolidated joint ventures	—	—	715	—		715
Equity in loss of subsidiaries	(32,095)	—	—	32,095	(b)	—

Net (loss) income from continuing operations	(49,084)	(35,022)	4,257	32,095		(47,754)

Discontinued operations:
Loss from discontinued operations, net of tax	—	(3,235)	(512)	—		(3,747)
Gain (loss) on disposal of discontinued operations, net of tax	—	5,549	(3,132)	—		2,417

Net gain (loss) from discontinued operations, net of tax	—	2,314	(3,644)	—		(1,330)

Net (loss) income	(49,084)	(32,708)	613	32,095		(49,084)

Accretion for redemption of preferred stock	7,556	—	—	—		7,556

Net (loss) income attributable to common stockholders	$(56,640)	$(32,708)	$613	$32,095		$(56,640)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net loss of consolidated subsidiaries.

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

IN THOUSANDS, For the three months Ended March 31, 2004	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(3,296)	$24,822	$293	$(25,115	)(a)	$(3,296)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss from discontinued operations	—	146	112	—		258
Gain on disposal of discontinued operations	—	—	(108)	—		(108)
Depreciation	3	2,976	2,199	—		5,178
Amortization	249	330	155	—		734
Non-cash interest expense	1,028	—	—	—		1,028
Accretion for redemption of preferred stock	8,552	—	—	—		8,552
Minority interest	—	248	300	—		548
Loss from unconsolidated joint ventures	—	—	454	—		454
Equity in earnings of subsidiaries	(25,115)	—	—	25,115	(a)	—
Deferred income taxes	—	—	2	—		2
Post retirement benefits other than pensions	257	—	—	—		257
Accrued pension benefits	68	—	—	—		68
Restructuring charges	—	861	234	—		1,095
Cash payments for restructuring charges	—	(6,368)	(239)	—		(6,607)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	—	(18,917)	(6,145)	—		(25,062)
Inventories	—	(8,191)	(8,208)	—		(16,399)
Accounts payable	(1,881)	10,745	10,999	—		19,863
Intercompany accounts	(2,395)	(631)	3,026	—		—
Other current assets and liabilities	8,357	273	(4,647)	—		3,983
Other non-current assets and liabilities, net	(68)	(2,969)	3,646	—		609

Net cash (used in) provided by operating activities of continuing operations	(14,241)	3,325	2,073	—		(8,843)

Cash Flows from Investing Activities:
Net proceeds on sale of businesses	—	—	108	—		108
Purchases of property, plant and equipment	(70)	(3,073)	(2,887)	—		(6,030)

Net cash used in investing activities of continuing operations	(70)	(3,073)	(2,779)	—		(5,922)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving line of credit and other	14,311	(274)	(2,365)	—		11,672
Distributions to minority interests	—	—	(1,010)	—		(1,010)

Net cash provided by (used in) financing activities of continuing operations	14,311	(274)	(3,375)	—		10,662

Effect of exchange rate changes on cash	—	—	241	—		241
Cash flows of discontinued operation	—	(161)	—	—		(161)

Net decrease in cash and cash equivalents	—	(183)	(3,840)	—		(4,023)
Cash and cash equivalents at beginning of year	1	257	21,070	—		21,328

Cash and cash equivalents at end of period	$1	$74	$17,230	$—		$17,305

(a)	Elimination of equity in earnings of consolidated subsidiaries.

DELCO REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

IN THOUSANDS, For the three months Ended March 31, 2003	Delco Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(56,640)	$(32,708)	$613	$32,095	(a)	$(56,640)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss from discontinued operations	—	3,235	512	—		3,747
(Gain) loss on disposal of discontinued operations	—	(5,549)	3,132	—		(2,417)
Depreciation	3	4,920	2,199	—		7,122
Amortization	249	31	78	—		358
Non-cash interest expense	1,097	—	—	—		1,097
Accretion for redemption of preferred stock	7,556	—	—	—		7,556
Minority interest	—	(564)	351	—		(213)
Loss from unconsolidated joint ventures	—	—	715	—		715
Equity in earnings of subsidiaries	32,095	—	—	(32,095	)(a)	—
Deferred income taxes	2,205	—	180	—		2,385
Post retirement benefits other than pensions	—	(6,276)	—	—		(6,276)
Accrued pension benefits	(454)	2,451	—	—		1,997
Restructuring charges	—	45,085	—	—		45,085
Cash payments for restructuring charges	—	(6,877)	(142)	—		(7,019)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	—	(19,156)	(3,563)	—		(22,719)
Inventories	—	(18,982)	(8,261)	—		(27,243)
Accounts payable	1,242	10,246	5,832	—		17,320
Intercompany accounts	(21,225)	8,265	12,960	—		—
Other current assets and liabilities	8,774	10,703	4,032	—		23,509
Other non-current assets and liabilities, net	23,284	(11,697)	(16,804)	—		(5,217)

Net cash (used in) provided by operating activities of continuing operations	(1,814)	(16,873)	1,834	—		(16,853)

Cash Flows from Investing Activities:
Acquisition, net of cash acquired	—	(4,378)	(459)	—		(4,837)
Net proceeds on sale of businesses	—	25,525	2,351	—		27,876
Purchases of property, plant and equipment	—	(2,545)	(2,712)	—		(5,257)

Net cash provided by (used in) investing activities of continuing operations	—	18,602	(820)	—		17,782

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving line of credit and other	1,813	(250)	(1,358)	—		205

Net cash provided by (used in) financing activities of continuing operations	1,813	(250)	(1,358)	—		205

Effect of exchange rate changes on cash	—	—	(62)	—		(62)
Cash flows of discontinued operation	—	(1,731)	1,179	—		(552)

Net (decrease) increase in cash and cash equivalents	(1)	(252)	773	—		520
Cash and cash equivalents at beginning of year	1	164	12,261	—		12,426

Cash and cash equivalents at end of period	$—	$(88)	$13,034	$—		$12,946

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003, including the financial statements and accompanying notes. Results of operations and cash flows for 2004 and 2003 reflect the classification of our retail gas engine business, contract remanufacturing gas engine business, Tractech, Inc. and Kraftube, Inc., which we refer to as Tractech and Kraftube, respectively, as discontinued operations.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Sales

Net sales of $293.2 million in the first quarter of 2004 increased $36.6 million, or 14.3%, compared with the first quarter of 2003. Sales to automotive original equipment manufacturers, which we refer to as OEMs, increased $12.7 million due to higher alternator volume, including new business awards, partially offset by lower starter revenue. Heavy duty OEM sales increased $9.4 million due to strong industry demand from Class 5 – 8 truck customers. Electrical aftermarket sales increased $16.2 million due to higher volume from retail customers and General Motors Service Parts Organization, which we refer to as GM SPO. Higher Electrical retail sales reflect strong business conditions and customer inventory update and refresh orders. Powertrain/drivetrain sales increased $0.6 million due to higher remanufactured diesel engine and parts sales, largely offset by lower remanufactured transmission volume. Third party sales in the core services business decreased $2.3 million.

Gross Profit

Gross profit of $52.7 million in the first quarter of 2004 increased $9.3 million, or 21.4%, compared with the first quarter of 2003, and as a percentage of net sales improved to 18.0% in the first quarter of 2004 from 16.9% in the first quarter of 2003. Automotive OEM gross profit increased $0.6 million due to the benefits of restructuring and cost reduction actions, largely offset by unfavorable product mix as a result of lower starter volume. Heavy duty OEM gross profit increased $1.7 million due to sales volume growth and the benefits of restructuring and cost reduction actions. Electrical aftermarket gross profit increased $7.0 million due to higher sales volume, better product mix and the cost benefit of our restructuring actions. Powertrain/drivetrain gross profit increased $0.2 million due to higher diesel engine volume, largely offset by lower transmission sales. Gross profit on core services decreased $0.2 million due to lower sales volume, largely offset by better product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which we refer to as SG&A, of $27.6 million in the first quarter of 2004 increased $1.4 million, or 5.2%, from $26.2 million in the first quarter of 2003. The increase in SG&A reflects higher expenditures on engineering and systems. As a percentage of net sales, SG&A improved to 9.4% in the first quarter of 2004 compared with 10.2% in the first quarter of 2003 due primarily to the effects of our cost reduction efforts.

Restructuring Charges

In the first quarter of 2004, we recorded a restructuring charge of $1.1 million relative to the actions discussed below, as well as the closure and consolidation of certain manufacturing and distribution facilities at our operations in Mexico. The charge consisted of employee termination benefits of $0.7 million and other costs of $0.4 million.

In the first quarter of 2003, we recorded a restructuring charge totaling $45.1 million relative to: (i) the closure of our starter and alternator manufacturing operations in Anderson, Indiana; (ii) the closure of our electrical aftermarket remanufacturing and distribution facilities in Reed City, Michigan; and (iii) the consolidation of our alternator and starter remanufacturing operations in Mississippi. The majority of the charge related to the closure of the manufacturing facilities in Anderson, Indiana and consisted of employee termination benefits of approximately $13.0 million, a pension and post-employment benefit net curtailment gain of $5.4 million, the write down of certain fixed assets and accrual of certain contract termination costs totaling $37.3 million and other costs totaling $0.2 million.

Operating Income (Loss)

Operating income of $24.0 million in the first quarter of 2004 and an operating loss of $27.9 million in the first quarter of 2003 reflected the sales, gross profit, SG&A and restructuring charge factors discussed above.

Interest Expense

Interest expense, net, increased $2.1 million to $16.2 million in the first quarter of 2004 compared to $14.1 million in the first quarter of 2003. This increase reflected $1.2 million of interest expense charged to discontinued operations in 2003 that was charged to continuing operations in 2004 and marginally higher average levels of borrowings year over year.

Income Taxes

Income tax expense of $1.4 million in the first quarter of 2004 consisted of provisions for domestic state and local taxes of $0.2 million and taxes in various foreign jurisdictions of $1.2 million. Income tax expense of $5.3 million in the first quarter of 2003 consisted of provisions in foreign jurisdictions of $2.4 million and $2.9 million of withholding tax on intercompany dividends. We established a valuation allowance for domestic U.S. deferred tax assets in 2003, which resulted in no domestic U.S. tax provision on first quarter 2004 domestic income.

Minority Interest

Minority interest in income of subsidiaries of a $0.5 million charge in the first quarter of 2004 consisted primarily of minority shareholders’ interests in the earnings of Delco Remy Mexico, which we refer to as DRM, and Hubei Delphi Automotive Generators Company, Ltd., which we refer to as Hubei. The $0.2 million credit recorded in the first quarter of 2003 consisted primarily of minority shareholders’ interests in World Wide Automotive, L.L.C., which we refer to as World Wide, Power Investments, Inc., which we refer to as Power, and DRM, which reflected higher operating costs in certain of these subsidiaries. We completed the acquisition of the remaining shares from the minority shareholders of World Wide and Power under contractual put agreements during 2003.

Loss From Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures of $0.5 million in the first quarter of 2004 consisted primarily of our share of losses recorded by Hitachi Remy Automotive GmbH, which we refer to as Hitachi, partially offset by earnings recorded by Sahney Paris Rhone, Ltd., which we refer to as SPR. The loss of $0.7 million in the first quarter of 2003 consisted of losses recorded by iPower Technologies, L.L.C. and Hitachi, which offset earnings at SPR.

Discontinued Operations

The loss from discontinued operations of $0.3 million in the first quarter of 2004 consisted of expenses recorded by the contract and retail gas engine businesses. We recorded an additional gain of $0.1 million in the first quarter of 2004 relative to the sale of Tractech and Kraftube in 2003. The loss from discontinued operations of $3.7 million in the first quarter of 2003 consisted of operating losses in the contract and retail gas engine businesses, Tractech and Kraftube totaling $2.5 million and interest expense of $1.2 million. We also recorded an estimated gain of $2.4 million on the sale of Tractech and Kraftube in the first quarter of 2003.

Liquidity and Capital Resources

Our short-term liquidity needs include required debt service (including capital lease payments), day-to-day operating expenses, working capital requirements and the funding of capital expenditures, contingent acquisition payments for previously completed acquisitions and restructuring actions. In 2004, we will be required to make payments in connection with the previous acquisitions of M&M Knopf Auto Parts, Inc., which we refer to as Knopf, DRM, Delco Remy Korea Limited and portions of Delphi Corporation’s light vehicle alternator business. We expect that the net amount of these additional payments, including the DRM arbitration panel interim award, will be in the range of $38.0 million to $41.0 million payable in 2004. Long-term liquidity requirements include principal payments of long-term debt and payments in connection with the acquisition of Delphi Corporation’s light vehicle alternator business of approximately $2.0 million in 2005. Our contractual obligations are provided in the table under the section “Contractual Obligations and Contingent Liabilities and Commitments” of Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2003. Our principal payments on long-term lease obligations are presented in Note 9 to our consolidated financial statements under Item 8 of our 2003 Form 10-K.

Our principal sources of cash to fund our short-term liquidity needs consist of cash generated by operations and borrowings under our senior credit facilities. On June 28, 2002, we entered into a $250.0 million secured, asset based, revolving credit facility with a syndicate of banks led by Wachovia Bank, National Association and its subsidiary Congress Financial Corporation. On October 3, 2003, we amended and restated this senior credit facility. The amended and restated senior credit facilities consisted of a $60.0 million secured term loan facility and a $190.0 million secured, asset based revolving credit facility. Proceeds from the new term loan were used to reduce outstanding debt under our asset based revolving credit facility. The term loan financing increased our total borrowing capacity under our senior credit facilities by approximately $60.0 million because that $60.0 million was no longer applied against the borrowing base calculation. The interest rate on the term loan facility was Wachovia Bank’s prime rate plus 4.5%, subject to a minimum interest rate of 8.5%. The applicable interest rate on the borrowings under the revolving credit facility remained unchanged and floats at rates subject to a margin of up to .75% above the lenders’ prime rate or up to 3.25% above the Eurodollar rate, at our option. The rate as of March 31, 2004 was 8.5% for the term loan and was 4.0% for the revolving credit facility. The senior credit facilities are collateralized by liens on substantially all of our assets and substantially all of the assets of our domestic and certain of our foreign subsidiaries and by the capital stock of such subsidiaries. At March 31, 2004, borrowings under the senior credit facilities were $126.1 million, and letters of credit totaled $7.3 million. Based on the collateral supporting the senior credit facilities at March 31, 2004, $81.7 million was available, net of letters of credit.

On April 23, 2004, subsequent to the balance sheet date, we issued $125.0 million of Second Priority Senior Secured Floating Rate Notes due 2009, bearing an interest rate of LIBOR plus 4.00%, and $150.0 million of 9 3/8% Senior Subordinated Notes due 2012. The net proceeds of the issuance of these notes were used to pay down existing indebtedness under our senior credit facilities, including repayment of the $60.0 million term loan and relevant prepayment premium, and to finance the redemption of our outstanding 10 5/8% Senior Subordinated Notes Due 2006 issued on August 1, 1996, including the call premium and accrued interest. The 10 5/8% notes were called for redemption in their entirety on April 23, 2004 at a redemption price of 101.771% of their face amount plus accrued but unpaid interest up to, but not including, the redemption date of May 24, 2004.

In connection with issuing the new notes in April 2004, we amended our senior credit facilities to reflect the extinguishment of the $60.0 million term loan, provide for borrowings of up to $120.0 million under our asset based revolving credit facility, and extend the maturity date from March 31, 2006 to June 30, 2007.

We believe that these financing actions taken in April 2004 will contribute to increased liquidity and an overall lower cost of capital.

We participate in two programs that accelerate the collection of accounts receivable. Under one program, we sell the accounts of certain of our aftermarket customers to a bank, on a non-recourse basis, at a discount. At March 31, 2004, the amount of receivables under this program was $30.9 million. The second program is an early pay plan under which a third party acts as paying agent for one of our customers. The accounts are paid, at a discounted rate, in five to seven days after shipment instead of the regular terms. This program is also without recourse. The amount covered by this plan at March 31, 2004 was $14.8 million.

We believe that cash generated from operations, together with the amounts available under the senior credit facilities and other borrowings, will be adequate to meet our debt service, capital expenditure, contingent acquisition payment, restructuring and working capital requirements for at least the next twelve months, although no assurance can be given in this regard. We also continue to explore additional financing options, both in the U.S. and abroad, in an effort to further enhance liquidity.

Cash used in operating activities of continuing operations of $8.8 million in the first quarter of 2004 improved from $16.9 million used in the first quarter of 2003. Cash used in the first quarter of 2004 reflected net income from continuing operations, excluding non-cash and other reconciling items, of $15.4 million, a $17.6 million increase in net working capital and cash restructuring payments of $6.6 million. Accounts receivable increased $25.1 million in the first quarter of 2004 due primarily to stronger first quarter shipments, partially offset by an increase in accelerated collections under the receivables programs discussed above. Receivables management measured in days of sales outstanding improved year over year. Inventories increased $16.4 million in the first quarter of 2004 due primarily to increases in support of anticipated higher future retail aftermarket and heavy duty OEM sales. Accounts payable increased $19.9 million in the first quarter of 2004 due primarily to higher production levels and timing of vendor payments. Cash restructuring payments of $6.6 million in the first quarter of 2004 consisted of $4.7 million and $1.3 million of employee termination benefits relative to the 2001 and 2003 restructuring actions, respectively, and $0.6 million of other items. Cash used in the first quarter of 2003 of $16.9 million reflects a net loss from continuing operations, excluding non-cash and other reconciling items, of $0.8 million, a $9.1 million increase in net working capital and cash restructuring payments of $7.0 million. Accounts receivable increased $22.7 million from 2002 year end due to higher sales volume in the first quarter compared with the fourth quarter of 2002 and increased sales to customers with longer terms. Inventories increased $27.2 million in the first quarter of 2003 due to increases in support of the first quarter restructuring actions and in anticipation of seasonal demand for the Electrical Aftermarket. Accounts payable increased $17.3 million in the first quarter of 2003 due to higher production levels and timing of vendor payments. The $23.5 million increase in other net current liabilities reflected higher accrued wages and benefits, interest and general accruals. Cash restructuring payments of $7.0 million in the first quarter of 2003 consisted primarily of employee termination benefits relative to the 2001 and 2003 restructuring actions.

Cash used in investing activities of continuing operations of $5.9 million in the first quarter of 2004 compares with cash provided of $17.8 million in the first quarter of 2003. Acquisition payments in the first quarter of 2003 consisted of the purchase, under contractual put agreements, of increased ownership percentages in World Wide ($3.1 million) and Power ($1.3 million) and payments on notes relative to the acquisition of certain parts of the Delphi Corporation alternator business in the fourth quarter of 2002 ($0.4 million). In addition, we acquired 51% of Hubei in the first quarter of 2003 for $3.6 million in cash. Cash of $3.6 million was included in the opening balance sheet of this acquisition. We recorded proceeds on the sale of Tractech and Kraftube in the first quarter of 2003 of $27.9 million, net of expenses. An additional $0.1 million was received in the first quarter of 2004. Capital expenditures in both 2004 and 2003 were primarily for production, engineering and distribution equipment.

Cash provided by financing activities of continuing operations of $10.7 million in the first quarter of 2004 consisted of net borrowings under our senior credit facilities and other debt and the payment of $1.1 million in cash dividends to the minority shareholders of Hubei. Cash provided of $0.2 million in the first quarter of 2003 consisted of net borrowings under our senior credit facility and other debt agreements.

Contingencies

We are party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. For a description of certain of our legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements in Item 1 of this Part I.

Contractual Obligations and Contingent Liabilities and Commitments

Our contractual obligations as of December 31, 2003 are provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2003. Other than scheduled payments, there were no material changes to these commitments during the quarter ended March 31, 2004.

In 2004, we will be required to make payments in connection with the previous acquisitions of Knopf, DRM, Delco Remy Korea Limited and portions of Delphi Corporation’s light vehicle alternator business. We expect that the net amount of these additional payments, including the DRM arbitration panel interim award, will be in the range of $38.0 million to $41.0 million payable in 2004. We also expect to make payments in connection with the acquisition of Delphi Corporation’s light vehicle alternator business of approximately $2.0 million in 2005.

Cash payments relative to our restructuring actions are estimated to be approximately $6.0 million in the last nine months of 2004.

With respect to capital expenditures, we expect capital spending in the last nine months of 2004 to approximate $20.0 million.

Seasonality

Our business is seasonal, as our major OEM customers historically have one to two week shutdowns of operations during July and December. Our sales results in the third and fourth quarters reflect the effects of these shutdowns. Our working capital requirements also are affected by seasonality, as we build inventory for the summer sales months in the aftermarket. Typically our working capital requirements are highest from April through August and the change from the highest month to the lowest month (typically December), for accounts receivable, inventory and accounts payable has averaged approximately $40.0 million over the past three years.

Foreign Operations

Approximately 20.5% of the Company’s net sales in the three months ending March 31, 2004 were derived from net sales made to customers in foreign countries. We also have manufacturing and other operations located in certain foreign countries. Because of these foreign sales and operations, our business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, transportation and delivery risks, compliance with foreign laws and other economic and political uncertainties.

Forward-Looking Statements

From time to time, we make oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, which we refer to as the Act, or by the Securities and Exchange Commission, which we refer to as the SEC, in its rules, regulations and releases. We desire to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to our future performance contained in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2003, and in other filings with the SEC. Any statements set forth in writing or orally by us other than statements of current or historical fact, may constitute forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will” and similar expressions. We caution readers that forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results and performance to differ materially from any future results or performance expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

•	the cyclical nature of demand in our business and downturns in the automotive industry;

•	the demand for our products;

•	our reliance upon a major customer;

•	risks associated with our estimated costs;

•	consolidation among automotive parts customers and suppliers;

•	indirect control of us by a limited number of persons;

•	risks associated with integration of our acquisitions into our business;

•	the effectiveness of our lean manufacturing and other cost saving plans;

•	risks associated with international operations, including unfavorable political, regulatory, labor and tax conditions in other countries;

•	risks associated with loss of the rights to the Company’s name;

•	technological trends and innovations and associated costs;

•	our dependence on the availability of raw materials and component parts;

•	effects of fluctuations in foreign exchange rates;

•	litigation risks;

•	risks associated with product liability and warranty and recall claims; and

•	risks associated with environmental and health and safety liabilities and requirements.

Due to these uncertainties, we cannot assure readers that any forward-looking statements will prove to have been correct. Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that May Affect Future Results

In connection with the restructuring actions initiated in the first quarter of 2003, we currently expect to record additional restructuring charges of approximately $2.0 million to $4.0 million during the last nine months of 2004. These actions may also impact other operating expenses during 2004. We expect to begin realizing the full benefits of these actions near the end of 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2004, there have been no material changes in our market risk exposure as described in Item 7A contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

(a)	The Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting it to material information required to be included in the Company’s periodic SEC reports.

(b)	In addition, the Company reviewed its internal controls, and there have been no significant changes during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

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

RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements with RMH and to sell its partnership interest to RMH in exchange for a $13 million termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under the partnership agreement, alleging that RMH had failed to conduct the business of the partnership in accordance with that agreement. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association against RMH and later added RC and the Company’s wholly-owned subsidiary, Delco Remy America, Inc. (together with RMH and RC, the “Named Parties”). GCID and its affiliates sought damages for the alleged (i) breaches of the partnership agreement, including a requirement under the partnership that RMH buy out GCID’s partnership interest; (ii) breaches of fiduciary duty; (iii) breaches of various other contracts between and among the various parties; and (iv) tortious interference with contractual relations. DRM and RC believed that the lease agreement terminated as of September 27, 2003 and shortly thereafter began the process of relocating all operations to another facility in San Luis Potosi, Mexico.

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

UAW Litigation

On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”) and its Local Union 662 filed suit against the Company and Delco Remy America, Inc. (“DRA”) in Federal District Court in the Southern District of Indiana,

Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits Plan (the “SUB Plan”). The plaintiffs allege that the SUB Plan provides supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20 million for employees who were terminated as a result of the closure of DRA’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also seek to enforce terminated provisions of a Health Care Program which the plaintiffs allege provides the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify DRA’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003 to which the Company filed an answer on July 24, 2003. The magistrate has approved a case management plan, and the trial is currently expected to begin in October 2004. The Company denies the material allegations of the complaint, denies any wrongdoing and intends to defend itself vigorously, but is unable to predict whether the proceedings will have a material adverse effect on it.

Remy Reman Facilities

The Remy Reman facilities in Mississippi identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. The Mississippi Department of Environmental Quality (“MDEQ”) issued Notices of Violation regarding two of the facilities and MDEQ and the subsidiaries have agreed to a resolution where by the subsidiaries would enter into Agreed Orders requiring the subsidiaries to pay approximately $60,000 in penalties and spend approximately $110,000 in supplemental environmental projects.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

I tem 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

4.1	Indenture governing 9 3/8% Senior Subordinated Notes due 2012, dated as of April 23, 2004 by and among Delco Remy International, Inc., the Subsidiary Guarantors named therein, and Deutsche Bank Company.

4.2	Form of 9 3/8% Senior Subordinated Notes due 2012 (included in Exhibit 4.1).

4.3	Indenture governing Second-Priority Senior Secured Floating Rate Notes due 2009, dated as of April 23, 2004 by and among Delco Remy International, Inc., the Subsidiary Guarantors named therein, and Deutsche Bank Company.

4.4	Form of Second-Priority Senior Secured Floating Rate Notes due 2009 (included in Exhibit 4.3).

4.5	Registration Rights Agreement, dated as of April 23, 2004 by and among Delco Remy International, Inc., the Subsidiary Guarantors named therein, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., and Wachovia Capital Markets, LLC.

10.1	Second Amended and Restated Loan and Security Agreement, dated as of April 23, 2004 by and among Delco Remy International, Inc., certain subsidiaries named therein, Congress Financial Corporation (Central), and certain financial institutions named therein.

31.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Report(s) on Form 8-K

(1)	Report dated March 31, 2004, containing the press release dated March 30, 2004, announcing plans to issue $125 million of Second-Priority Senior Secured Floating Rate Notes due 2009 and $150 million of Senior Subordinated Notes due 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELCO REMY INTERNATIONAL, INC.
(Registrant)

Date: May 6, 2004	By:	/s/ Rajesh K. Shah
Rajesh K. Shah
Executive Vice President and
Chief Financial Officer

Date: May 6, 2004	By:	/s/ Amitbh Rai
Amitbh Rai
Vice President and Corporate Controller
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Indenture governing 9 3/8% Senior Subordinated Notes due 2012, dated as of April 23, 2004 by and among Delco Remy International, Inc., the Subsidiary Guarantors named therein, and Deutsche Bank Company.

4.2	Form of 9 3/8% Senior Subordinated Notes due 2012 (included in Exhibit 4.1).

4.3	Indenture governing Second-Priority Senior Secured Floating Rate Notes due 2009, dated as of April 23, 2004 by and among Delco Remy International, Inc., the Subsidiary Guarantors named therein, and Deutsche Bank Company.

4.4	Form of Second-Priority Senior Secured Floating Rate Notes due 2009 (included in Exhibit 4.3).

4.5	Registration Rights Agreement, dated as of April 23, 2004 by and among Delco Remy International, Inc., the Subsidiary Guarantors named therein, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., and Wachovia Capital Markets, LLC.

10.1	Second Amended and Restated Loan and Security Agreement, dated as of April 23, 2004 by and among Delco Remy International, Inc., certain subsidiaries named therein, Congress Financial Corporation (Central), and certain financial institutions named therein.

31.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.