Form 10-Q
period 2004-06-30
REMY INTERNATIONAL, INC.
filed 2004-08-06
CIK 1046859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

DELCO REMY INTERNATIONAL, INC.

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

Yes ☐    No ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

Outstanding as of August 2, 2004
Common Stock – Class A	1,000.00
Common Stock – Class B	2,485,337.48
Common Stock – Class C	16,687.00

Remy International, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Remy International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

IN THOUSANDS, At	June 30, 2004	December 31, 2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$23,184	$21,328
Trade accounts receivable, net	173,349	151,221
Other receivables	14,967	15,076
Inventories	237,319	214,764
Other current assets	11,394	13,845

Total current assets	460,213	416,234
Property, plant and equipment	321,658	311,455
Less accumulated depreciation	186,423	175,709

Property, plant and equipment, net	135,235	135,746
Deferred financing costs, net	16,757	13,968
Goodwill, net	138,073	132,571
Investments in joint ventures	5,455	5,721
Other assets	20,234	19,736

Total assets	$775,967	$723,976

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$180,656	$161,828
Accrued interest	7,428	9,837
Accrued restructuring	5,260	10,826
Liabilities of discontinued operations	906	1,565
Other liabilities and accrued expenses	115,670	123,385
Current maturities of long-term debt	24,161	31,397

Total current liabilities	334,081	338,838
Long-term debt, net of current portion (Note 7)	647,301	593,103
Deferred income taxes	—	644
Post-retirement benefits other than pensions	16,806	16,431
Accrued pension benefits	13,128	13,073
Accrued restructuring	8,053	8,801
Other non-current liabilities	7,786	6,918
Commitments and contingencies
Minority interest	9,953	15,193
Redeemable preferred stock	324,877	306,969
Stockholders’ deficit:
Common stock:
Class A shares	—	—
Class B shares	3	3
Class C shares	—	—
Retained deficit	(571,280)	(560,193)
Accumulated other comprehensive loss	(14,741)	(15,804)

Total stockholders’ deficit	(586,018)	(575,994)

Total liabilities and stockholders’ deficit	$775,967	$723,976

See notes to the condensed consolidated financial statements.

Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months		Six Months
IN THOUSANDS, For the three & six months ended June 30,	2004	2003	2004	2003
Net sales	$295,578	$272,132	$588,765	$528,702
Cost of goods sold	237,944	221,116	478,411	434,255

Gross profit	57,634	51,016	110,354	94,447
Selling, general and administrative expenses	29,823	25,207	57,401	51,429
Restructuring charges (credits)	700	(485)	1,795	44,600

Operating income (loss)	27,111	26,294	51,158	(1,582)
Interest expense, net	17,214	16,772	33,416	30,888
Loss on early extinguishment of debt (Note 7)	7,939	—	7,939	—

Income (loss) from continuing operations before income taxes, minority interest and loss from unconsolidated joint ventures	1,958	9,522	9,803	(32,470)
Income tax (benefit) expense	(290)	4,904	1,147	10,164
Minority interest	822	972	1,370	759
Loss from unconsolidated joint ventures	314	5,012	768	5,727

Net income (loss) from continuing operations	1,112	(1,366)	6,518	(49,120)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	346	(640)	88	(4,387)
Gain on disposal of discontinued operations, net of tax	107	—	215	2,417

Net income (loss) from discontinued operations, net of tax	453	(640)	303	(1,970)

Net income (loss)	1,565	(2,006)	6,821	(51,090)
Accretion for redemption of preferred stock	9,356	8,385	17,908	15,941

Net loss attributable to common stockholders	$(7,791)	$(10,391)	$(11,087)	$(67,031)

See notes to the condensed consolidated financial statements.

Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

IN THOUSANDS, For the six months ended June 30,	2004	2003
Cash Flows from Operating Activities:
Net loss attributable to common stockholders	$(11,087)	$(67,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operations	(88)	4,387
Gain on disposal of discontinued operations	(215)	(2,417)
Depreciation	10,812	12,058
Amortization	1,482	742
Non-cash interest expense	2,263	2,370
Loss on early extinguishment of debt (Note 7)	7,939	—
Accretion for redemption of preferred stock	17,908	15,941
Minority interest	1,370	759
Loss from unconsolidated joint ventures	768	5,727
Deferred income taxes	(2,545)	2,941
Post-retirement benefits other than pensions	375	(6,094)
Accrued pension benefits	55	2,046
Restructuring charges	1,795	44,600
Cash payments for restructuring charges	(7,830)	(11,850)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	(21,986)	(21,398)
Inventories	(22,562)	(25,364)
Accounts payable	19,478	472
Other current assets and liabilities	(3,555)	12,164
Other non-current assets and liabilities, net	(2,880)	1,786

Net cash used in operating activities of continuing operations	(8,503)	(28,161)
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(19,263)	(4,919)
Net proceeds on sale of businesses	216	27,876
Purchases of property, plant and equipment	(9,735)	(8,966)

Net cash (used in) provided by investing activities of continuing operations	(28,782)	13,991
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	275,000	4,545
Retirement of long-term debt	(200,000)	—
Net (repayments) borrowings under revolving line of credit and other	(23,253)	10,004
Financing costs	(11,491)	—
Distributions to minority interests	(1,010)	—

Net cash provided by financing activities of continuing operations	39,246	14,549
Effect of exchange rate changes on cash	190	273
Cash flows of discontinued operations	(295)	(2,940)

Net increase (decrease) in cash and cash equivalents	1,856	(2,288)
Cash and cash equivalents at beginning of year	21,328	12,426

Cash and cash equivalents at end of period	$23,184	$10,138

See notes to the condensed consolidated financial statements.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMOUNTS IN THOUSANDS, EXCEPT AS INDICATED

For the three and six month periods ended June 30, 2004 and 2003

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

Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2003.

2. Additional Balance Sheet Information

Inventories

The components of inventory were as follows at:

	June 30, 2004	December 31, 2003
Raw material	$137,305	$126,545
Work-in-process	8,210	4,978
Finished goods	91,804	83,241

Total	$237,319	$214,764

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

	June 30, 2004	December 31, 2003
Balance at beginning of year	$20,683	$15,851
Provision for warranty	19,389	49,634
Payments and charges against the accrual	(22,647)	(49,429)
Other (including acquisitions)	—	4,627

Balance at end of period	$17,425	$20,683

3. Acquisitions

2004 Acquisitions

In the second quarter of 2004, the Company made cash earn-out payments totaling $13,454 relative to the 2000 acquisition of M&M Knopf Auto Parts, Inc. (“Knopf”). These payments were based on the achievement of certain earnings goals by Knopf during the period August 2000 to December 2003. In December 2003, $13,500 was accrued and recorded as an adjustment to the purchase price of Knopf, resulting in an increase in goodwill.

During the second quarter of 2004, the Company made a final cash payment of $4,786 on notes issued in 2002 in connection with the Company’s acquisition of the remaining shares from the minority shareholders of Remy Korea Limited (formerly known as (“fka”) Delco Remy Korea Limited), which was acquired in 1999.

The Company made cash payments totaling $1,023 during the second quarter of 2004 relative to the acquisition of Delphi Corporation’s (“Delphi”) light vehicle alternator business.

During the second quarter of 2004, in connection with settlement of the arbitration between certain of the Company’s affiliates and its former partner at its operations in Mexico (see Note 11), the Company accrued the purchase of the remaining shares of the Mexico joint venture from the minority shareholders. The purchase portion of the arbitration award, which was paid in July 2004, resulted in a $5,101 increase in goodwill.

2003 Acquisitions

During the six months ended June 30, 2003, the Company completed the acquisition of 51% of Hubei Delphi Automotive Generators Company, Ltd. (“Hubei”), a manufacturer of automotive and heavy duty generators for the original equipment market and aftermarket based in China, for $3,600 in cash. Net assets acquired were $8,100 ($3,800 net of minority interest), including cash of $3,600.

The Company also made payments of $459 on notes issued in connection with the acquisition of certain parts of the Delphi light vehicle alternator business in the fourth quarter of 2002.

During the six months ended June 30, 2003, the Company made payments totaling $3,064 under contractual put agreements to purchase additional shares from the minority shareholders of World Wide Automotive, L.L.C. (“World Wide”) (fka World Wide Automotive, Inc.), which was acquired in 1997. These payments increased the Company’s ownership percentage of World Wide from 94.0% to 97.2%. The Company purchased the remaining minority shareholders’ interest in World Wide during the third and fourth quarters of 2003.

The Company made payments totaling $1,396 under contractual put agreements to purchase additional shares from the minority shareholder of Power Investments, Inc. (“Power”), which was acquired in 1996. These payments increased the Company’s ownership percentage of Power from 93.4% to 95.2%. The Company purchased the remaining minority shareholders’ interest in Power during the third and fourth quarters of 2003.

4. Accounts Receivable Programs

The Company participates in two programs that accelerate the collection of accounts receivable. Under one program, the Company sells the accounts of certain of its aftermarket customers to banks, on a non-recourse basis, at a discount. At June 30, 2004 and 2003, the amount of receivables under this program was approximately $38,500 and $12,200, respectively. The second program is an early pay plan under which a third party acts as paying agent for one of the Company’s customers. The accounts are paid, at a discounted rate, in five to seven days after shipment instead of the regular terms. This program is also without recourse. The amount covered by this plan at June 30, 2004 and 2003 was approximately $11,600 and $10,900, respectively.

5. Discontinued Operations

During the first quarter of 2003, the Company successfully completed the sale of Tractech, Inc. and Kraftube, Inc. In connection with the sale, the Company recorded an estimated gain on the sale in 2003, subject to adjustment based on the financial performance of these businesses in 2004 through 2008. An additional gain of $215 was recorded during the six months ended June 30, 2004. The operating results, balance sheets and cash flows of these businesses were classified as discontinued operations effective in the first quarter of 2003.

In the first quarter of 2003, the Company completed plans to exit its contract remanufacturing operation for gas engines in Beaumont, Texas. The operating results, balance sheets and cash flows of this business were also classified as discontinued operations effective in the first quarter of 2003.

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

The Company currently expects to make additional cash payments, which have been fully accrued, of approximately $1,000 in last six months of 2004.

Selected financial information for discontinued operations for the three months and six months ended June 30 is as follows:

	Three Months		Six Months
	2004	2003	2004	2003
Net sales	$—	$457	$—	$9,651
Interest expense	—	—	—	1,184
Income (loss) before tax	346	(640)	88	(4,387)
Net income (loss)	$346	$(640)	$88	$(4,387)

6. Restructuring Charges

The Company’s restructuring activities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).

Continuing Operations

In the first quarter of 2004, the Company completed plans for the closure and consolidation of certain manufacturing and distribution facilities in Mexico.

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

A total charge of $1,795 was recorded in the first six months of 2004 relative to the 2004 and 2003 actions. This charge consisted of $939 for the cost of voluntary and involuntary employee separation programs and other miscellaneous costs of $856.

For the six months ended June 30, 2003, we recorded a net restructuring charge of $44,600 relative to the first three restructuring actions mentioned above. A total charge of $49,508 was recorded for the full year 2003 for the estimated cost of the 2003 actions. This charge consisted of $14,837 for the estimated cost of various voluntary and involuntary employee separation programs associated with the resulting workforce reductions of approximately 750 employees; $29,317 for the impairment of fixed assets and capital leases; $9,066 for the impairment of operating leases; a post-employment benefit curtailment gain of $7,216; a pension plan curtailment charge of $1,835; and other miscellaneous costs of $1,669.

Relative to the employee termination programs established in 2003 and 2004, $742 was paid in the second quarter of 2004, $1,253 was paid in the first quarter of 2004, $8,437 was paid in 2003, and $4,612 and $732 are expected to paid in the last six months of 2004 and in 2005, respectively. The Company currently expects to record additional charges of $1,000 to $3,000 in connection with these actions in the last six months of 2004.

In 2002, the Company recorded a net restructuring credit of $4,375 consisting of a $4,916 post-employment benefit curtailment gain and a $541 pension curtailment charge related to the closure and realignment of certain manufacturing operations announced in 2001 as discussed below.

In 2001, the Company recorded a restructuring charge of $30,098 in conjunction with plans for the closure and realignment of certain manufacturing facilities and administrative functions in the U.S., Canada and Europe. This charge consisted of $23,328 for the estimated cost of various voluntary and involuntary employee separation programs associated with workforce reductions of approximately 800 production and administrative employees and asset impairment and other miscellaneous costs totaling $6,770. Relative to the employee termination programs established in 2001, $4,737 was paid in the first quarter of 2004, $4,802 was paid in 2003, $12,709 was paid in 2002 and $1,080 was paid in 2001.

The following table summarizes the activity in the restructuring accrual of continuing operations for the six months ended June 30, 2004:

	Termination Benefits	Exit/ Impairment Costs	Total
Reserve at December 31, 2003	$11,137	$8,490	$19,627
Provision	939	856	1,795
Payments	(6,732)	(1,098)	(7,830)
Other	—	(279)	(279)

Reserve at June 30, 2004	$5,344	$7,969	$13,313

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

The following table summarizes the activity in the restructuring accrual of discontinued operations for the six months ended June 30, 2004, which relates primarily to exit/impairment costs:

Reserve at December 31, 2003	$358
Payments	(154)
Other	(175)

Reserve at June 30, 2004	$29

7. Long-Term Debt

On April 23, 2004, the Company issued $125,000 principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Floating Rate Notes”), bearing an interest rate of LIBOR plus 4.00%, and $150,000 principal amount of 9 3/8% Senior Subordinated Notes due 2012 (the “9 3/8% Senior Subordinated Notes”). The net proceeds from the issuance of these notes were used to pay down existing indebtedness under the Company’s senior credit facilities, including repayment of the $60,000 term loan and relevant prepayment premium, and to finance the redemption of the Company’s outstanding 10 5/8% senior subordinated notes due 2006 issued on August 1, 1996, including the call premium and accrued interest. The 10 5/8% notes were called for redemption in their entirety on April 23, 2004 at a redemption price of 101.771% of their face amount plus accrued but unpaid interest up to, but not including, the redemption date of May 24, 2004.

The Floating Rate Notes mature on April 15, 2009. Interest is due each January 15, April 15, July 15 and October 15 commencing July 15, 2004. The Floating Rate Notes are guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantors”). The Floating Rate Notes and the related guarantees are senior obligations secured by a second-priority lien, subject to certain exceptions and permitted liens, on all of the Company’s and the Guarantors’ existing and future property and assets that secure the Company’s obligations under its existing credit facilities. In the event of enforcement of the lien securing the Floating Rate Notes and the related guarantees, the proceeds thereof will first be applied to repay obligations secured by the first-priority liens, including the Company’s obligations under its senior credit facilities.

The 9 3/8% Senior Subordinated Notes mature on April 15, 2012. Interest is due each April 15 and October 15, commencing October 15, 2004. The 9 3/8% Senior Subordinated Notes are guaranteed by the Guarantors on a senior subordinated basis and, with the related guarantees, are unsecured senior subordinated obligations, ranking junior to all the Company’s senior debt, including borrowings under its credit facilities, the Floating Rate Notes and the Company’s outstanding 8 5/8% Senior Notes due in 2007.

In connection with the above offering, the Company amended its senior credit facilities to reflect the extinguishment of the $60,000 term loan, provide for borrowings of up to $120,000 under its asset based revolving credit facility, and extend the maturity date from March 31, 2006 to June 30, 2007.

In the second quarter of 2004, in connection with the above debt redemption, repayments and amendment, the Company recorded a loss on early extinguishment of debt of $7,939. This charge consisted of: (i) call premium of $2,479 and the write off of deferred financing costs of $1,391 on redemption of the 10 5/8% Senior Subordinated Notes; (ii) prepayment penalty of $1,800 and the write off of deferred financing costs of $743 on repayment of the term loan; and (iii) write off of deferred financing costs of $1,226 and an amendment fee of $300 on the amendment and pay down of the senior credit facility. Also during the second quarter of 2004, the Company recorded additional interest for the period between the call and redemption dates of $1,281 relative to redemption of the 10 5/8% Senior Subordinated Notes.

Required principal payments of long-term debt and capitalized leases are as follows:

Last six months of 2004	$7,155
2005	21,200
2006	5,043
2007	183,536
2008	5,277
Thereafter	449,251

Total principal payments	$671,462

8. Employee Benefit Plans

Agreements with GM

In connection with the Company’s separation from General Motors Corporation (“GM”), the Company and GM agreed to allocate the responsibility for employee pension benefits and post-retirement health care and life insurance on a pro-rata basis between Remy, Inc. (“RI”) (fka Delco Remy America, Inc.), a wholly-owned subsidiary and GM. The allocation is primarily determined upon years of service with RI and aggregate years of service with RI and GM. Effective August 1, 1994, RI established hourly and salaried pension and post-retirement health care and life insurance plans which are similar to the plans previously offered by GM.

Pension and Post-Retirement Health Care and Life Insurance Plans

RI has defined benefit pension plans covering substantially all of its employees. The plan covering salaried employees provides benefits that are based upon years of service and final estimated average compensation. Benefits for hourly employees are based on stated amounts for each year of service. RI’s funding policy is to contribute amounts to provide the plans with sufficient assets to meet future benefit payment requirements consistent with actuarial determinations of the funding requirements of federal laws. Plan assets are primarily invested in mutual funds, which invest in both debt and equity instruments.

RI maintains hourly and salaried benefit plans that provide post-retirement health care and life insurance to retirees and eligible dependents. The benefits are payable for life, although RI retains the right to modify or terminate the plans providing these benefits. The salaried plan has cost sharing features such as deductibles and co-payments. Salaried employees who were not GM employees prior to 1992 are not eligible for the above-described post-retirement benefits. It is RI’s policy to fund these benefits as claims are incurred.

The components of expense for the three-month and six month periods ended June 30, 2004 and 2003 for the plans are as follows:

Pension Benefits

	Three Months		Six Months
Components of expense	2004	2003	2004	2003
Service costs	$471	$380	$942	$760
Interest costs	583	551	1,165	1,102
Expected return on plan assets	(448)	(391)	(896)	(782)
Amortization of prior service cost	24	24	48	48
Recognized net actuarial loss	97	77	195	154
Curtailments	—	—	—	1,835

Net periodic pension cost	$727	$641	$1,454	$3,117

Post-Retirement Health Care and Life Insurance Plans

	Three Months		Six Months
Components of expense	2004	2003	2004	2003
Service costs	$118	$94	$236	$188
Interest costs	294	290	588	580
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	36	18	71	36
Curtailments	—	—	—	(7,216)

Net periodic pension cost	$448	$402	$895	$(6,412)

Cash Flows

The Company contributed $1,970 in the first six months of 2004 and plans to contribute between approximately $3,800 and $5,000 to its pension plans for all of 2004. The post-retirement health care plan is funded as benefits are paid.

9. Income Taxes

Income tax expense of $1,147 for the six months ended June 30, 2004 consisted of provisions for domestic state and local taxes of $406 and taxes in various foreign jurisdictions of $740. The provision in foreign jurisdictions reflects a change in the mix of earnings and the deductibility of certain items in the jurisdictions in which we conduct business. Income tax expense of $10,164 in the six-months ended June 30, 2003 consisted of provisions in foreign jurisdictions of $7,209 and $2,955 of withholding tax on intercompany dividends. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company established a valuation allowance for domestic U.S. deferred tax assets in 2003, which resulted in no domestic U.S. tax provision on second quarter 2003 domestic income.

10. Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency instruments and minimum pension liability adjustments. The before tax income, related income tax effect and accumulated balance for the first and second quarters of 2004 are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Currency Instruments	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Loss
Balances at December 31, 2003	$(7,876)	$(356)	$(7,572)	$(15,804)
Before tax income	796	2,555	—	3,351
Income tax effect	—	766	—	766

Other comprehensive income	796	1,789	—	2,585

Balances at March 31, 2004	(7,080)	1,433	(7,572)	(13,219)
Before tax loss	(1,182)	(485)	—	(1,667)
Income tax effect	—	(145)	—	(145)

Other comprehensive loss	(1,182)	(340)	—	(1,522)

Balances at June 30, 2004	$(8,262)	$1,093	$(7,572)	$(14,741)

The Company’s total comprehensive income (loss) was as follows:

Three months ended June 30, 2004	$43
Three months ended June 30, 2003	267
Six months ended June 30, 2004	7,884
Six months ended June 30, 2003	(49,953)

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

Remy Mexico, S. De R.L. De C.V. Arbitration

Remy Mexico Holdings, S. de R.L. de C.V. (“RMH”), an indirect subsidiary, and GCID Autopartes, S.A. de C.V. (“GCID”), were parties to a series of agreements, including a partnership agreement. The partnership agreement created Remy Mexico, S. de R.L. de C.V. (fka Delco Remy Mexico, S. de R.L. de C.V.) (“RM”), which operates certain manufacturing facilities in Mexico. GCID was the minority partner with a 24% ownership interest. An affiliate of the Company and RMH,

Remy Componentes, S. de R.L. de C.V. (“RC”) and RM, were parties to a services agreement with an affiliate of GCID relating to the partnership, which, among other things, required the payment of fees in connection with the provision of employees to the partnership. That agreement terminated as of April 3, 2004. Another affiliate of GCID was the partnership’s landlord until April 30, 2004.

RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements with RMH and to sell its partnership interest to RMH in exchange for a $13 million termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under the partnership agreement, alleging that RMH had failed to conduct the business of the partnership in accordance with that agreement. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association against RMH and later added RC and a wholly-owned subsidiary, Remy, Inc. (fka Delco Remy America, Inc.), who together with RMH and RC are referred to as the named parties. GCID and its affiliates sought damages for the alleged (i) breaches of the partnership agreement, including a requirement under the partnership that RMH buy out GCID’s partnership interest; (ii) breaches of fiduciary duty; (iii) breaches of various other contracts between and among the various parties; and (iv) tortious interference with contractual relations. RM terminated the lease agreement as of September 27, 2003. RM and RC relocated all operations to another facility in San Luis Potosi, Mexico as of April 30, 2004. In accordance with an interim award from the arbitration panel on March 10, 2004, RM and RC hired the employees previously provided by GCID’s affiliate under the services agreement as of April 3, 2004.

The arbitration panel issued its final award on June 25, 2004. In accordance with the final award, on July 26, 2004 GCID transferred its interest in RM to RMH on July 6, 2004 and RMH, RM and RC paid GCID and its affiliates approximately $17,300 for GCID’s minority interest, the award for past services fees for the period of 1997 through 2004, and other claims, including interest. RMH, RM and RC also paid approximately $1,800 in VAT as a result of these payments.

UAW Litigation

On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”) and its Local Union 662 filed suit against the Company and Remy, Inc. (“RI”) (fka Delco Remy America, Inc.), in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits plan (“SUB plan”). The plaintiffs allege that the SUB plan provides supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20,000 for employees who were terminated as a result of the closure of RI’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also seek to enforce terminated provisions of a health care program which the plaintiffs allege provides the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify RI’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003 to which the Company filed an answer on July 24, 2003. The magistrate has approved a case management plan, and the trial is currently expected to begin in January 2005. The Company denies the material allegations of the complaint, denies any wrongdoing and intends to defend its self vigorously, but is unable to predict whether the proceedings will have a material adverse effect on the Company.

Remy Reman Facilities

The Remy Reman facilities in Mississippi identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. The Mississippi Department of Environmental Quality issued Notices of Violation regarding two of the facilities and the subsidiaries have agreed to pay approximately $60 in penalties and spend approximately $110 in supplemental environmental projects.

World Wide Facility

The World Wide facility in Virginia identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. In April 2003, the Virginia Department of Environmental Quality issued a warning letter regarding the facility. The necessary permit application was submitted, the permit was issued, and no further corrective action is necessary. The applicable regulatory agencies have confirmed that this matter is closed.

Franklin Power Products, Inc.

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. has installed wastewater treatment equipment and is in compliance with the terms of the Order and has eliminated the discharge. In July 2004, the Company and Franklin Power Products, Inc. entered into a Tolling Agreement with the U.S. Department of Justice on behalf of the EPA. The Tolling Agreement extends the deadline by which the EPA can bring a civil enforcement action, thereby providing the EPA, the Company and Franklin Power Products, Inc. time to discuss a settlement.

12. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

The Company conducts a significant portion of its business through its subsidiaries. The Company’s 8 5/8% Senior Notes Due 2007, 11% Senior Subordinated Notes Due 2009, Floating Rate Notes, and the 9 3/8% Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of the Company (the “Subsidiary Guarantors”). Certain of the Company’s subsidiaries do not guarantee the notes (the “Non-Guarantor Subsidiaries”). The claims of creditors of Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at June 30, 2004 and December 31, 2003 and for the three-month and the six-month periods ended June 30, 2004 and 2003.

The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

The following table sets forth the Subsidiary Guarantors and direct Non-Guarantor Subsidiaries:

Subsidiary Guarantors	Non-Guarantor Subsidiaries
• Ballantrae Corporation	• AutoMatic Transmission International A/S

• Franklin Power Products, Inc.	• Central Precision Limited

• International Fuel Systems, Inc.	• Delco Remy Germany GmbH

• Jax Reman, L.L.C.	• Delco Remy International (Europe) GmbH, iL

• M & M Knopf Auto Parts, L.L.C.	• Electro Diesel Rebuild BVBA

• Marine Corporation of America	• Electro-Rebuild Tunisia S.A.R.L.

• Nabco, Inc.	• Magnum Power Products, L.L.C.

• Power Investments, Inc.	• Publitech, Inc.

• Power Investments Marine, Inc.	• Remy Automotive Brasil Ltda. (fka Delco Remy Brasil Ltda.)

• Powrbilt Products, Inc.	• Remy Automotive Europe BVBA (fka Delco Remy Belgium BVBA)

• Reman Holdings, L.L.C.

• Remy Inc. (fka DRA)	• Remy Automotive Mexico, S. de R.L. de C.V. (fka Delco Remy Mexico, S. de R.L. de C.V.)

• Remy International Holdings, Inc. (fka Remy International, Inc.)	• Remy Automotive Poland, Sp.zo.o.

• Remy Powertrain, L.P.	• Remy Automotive UK Limited (fka Delco Remy UK Limited)

• Remy Reman, L.L.C.	• Remy Componentes S. de R. L. de C. V.

• Williams Technologies, Inc.	• Remy Hungary kft (fka Delco Remy Hungary kft.)

• World Wide Automotive, L.L.C.	• Remy India Holdings, Inc.

• Remy Korea Holdings, Inc.

• Remy Remanufacturing de Mexico, S. de R.L. de C.V. (fka Delco Remy Remanufacturing de Mexico, S. de R.L. de C.V.)

• World Wide Automotive Distributors, Inc.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

(Unaudited)

IN THOUSANDS, At June 30, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Assets:
Current assets:
Cash and cash equivalents	$1	$512	$22,671	$—		$23,184
Trade accounts receivable	—	131,502	41,847	—		173,349
Other receivables	—	3,481	11,486	—		14,967
Inventories	—	172,951	65,744	(1,376	)(c)	237,319
Other currents assets	1,657	2,357	7,380	—		11,394

Total current assets	1,658	310,803	149,128	(1,376)		460,213
Property, plant and equipment	247	195,787	125,624	—		321,658
Less accumulated depreciation	56	139,370	46,997	—		186,423

Property, plant and equipment, net	191	56,417	78,627	—		135,235
Deferred financing costs, net	16,757	—	—	—		16,757
Goodwill, net	—	125,691	12,382	—		138,073
Investments in joint ventures	407,649	—	—	(402,194	)(a)	5,455
Other assets	917	6,785	12,532	—		20,234

Total assets	$427,172	$499,696	$252,669	$(403,570)		$775,967

Liabilities and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$2,386	$129,801	$48,469	$—		$180,656
Intercompany accounts	(3,986)	(21,347)	25,934	(601	)(c)	—
Accrued interest	7,330	—	98	—		7,428
Accrued restructuring	—	4,763	497	—		5,260
Liabilities of discontinued operations	—	111	795	—		906
Other liabilities and accrued expenses	25,286	63,233	27,151	—		115,670
Current maturities of long-term debt	—	1,256	22,905	—		24,161

Total current liabilities	31,016	177,817	125,849	(601)		334,081
Long-term debt, net of current portion	617,292	16,052	13,957	—		647,301
Post-retirement benefits other than pensions	16,806	—	—	—		16,806
Accrued pension benefits	13,128	—	—	—		13,128
Accrued restructuring	—	8,053	—	—		8,053
Other non-current liabilities	2,903	3,235	1,648	—		7,786
Minority interest	—	859	9,094	—		9,953
Redeemable preferred stock	324,877	—	—	—		324,877
Stockholders’ (deficit) equity:
Common stock:
Class A Shares	—	—	—	—		—
Class B Shares	3	—	—	—		3
Class C Shares	—	—	—	—		—
Subsidiary investment	—	304,877	99,739	(404,616	)(a)	—
Retained (deficit) earnings	(571,280)	(9,368)	7,721	1,647	(b)	(571,280)
Accumulated other comprehensive loss	(7,573)	(1,829)	(5,339)	—		(14,741)

Total stockholders’ (deficit) equity	(578,850)	293,680	102,121	(402,969)		(586,018)

Total liabilities and stockholders’ (deficit) equity	$427,172	$499,696	$252,669	$(403,570)		$775,967

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

IN THOUSANDS, At December 31, 2003	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Assets:
Current assets:
Cash and cash equivalents	$1	$257	$21,070	$—		$21,328
Trade accounts receivable	—	114,237	36,984	—		151,221
Other receivables	—	4,620	10,456	—		15,076
Inventories	—	146,558	69,475	(1,269	)(c)	214,764
Other currents assets	5,529	1,821	6,495	—		13,845

Total current assets	5,530	267,493	144,480	(1,269)		416,234
Property, plant and equipment	57	191,449	119,949	—		311,455
Less accumulated depreciation	47	134,054	41,608	—		175,709

Property, plant and equipment, net	10	57,395	78,341	—		135,746
Deferred financing costs, net	13,968	—	—	—		13,968
Goodwill, net	—	125,291	7,280	—		132,571
Investments in joint ventures	348,934	—	—	(343,213	)(a)	5,721
Other assets	5,326	5,732	8,678	—		19,736

Total assets	$373,768	$455,911	$238,779	$(344,482)		$723,976

Liabilities and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$2,771	$81,430	$77,627	$—		$161,828
Intercompany accounts	12,526	22,640	(34,565)	(601	)(c)	—
Accrued interest	9,750	—	87	—		9,837
Accrued restructuring	—	10,211	615	—		10,826
Liabilities of discontinued operations	—	580	985	—		1,565
Other liabilities and accrued expenses	15,325	91,851	16,209	—		123,385
Current maturities of long-term debt	684	1,170	29,543	—		31,397

Total current liabilities	41,056	207,882	90,501	(601)		338,838
Long-term debt, net of current portion	560,214	16,692	16,197	—		593,103
Deferred income taxes	—	(974)	1,618	—		644
Post-retirement benefits other than pensions	16,431	—	—	—		16,431
Accrued pension benefits	13,073	—	—	—		13,073
Accrued restructuring	—	8,801	—	—		8,801
Other non-current liabilities	3,788	1,854	1,276	—		6,918
Minority interest	—	10	15,183	—		15,193
Redeemable preferred stock	306,969	—	—	—		306,969
Stockholders’ (deficit) equity:
Common stock:
Class A Shares	—	—	—	—		—
Class B Shares	3	—	—	—		3
Class C Shares	—	—	—	—		—
Subsidiary investment	—	291,416	108,650	(400,066	)(a)	—
Retained (deficit) earnings	(560,193)	(69,137)	12,952	56,185	(b)	(560,193)
Accumulated other comprehensive loss	(7,573)	(633)	(7,598)	—		(15,804)

Total stockholders’ (deficit) equity	(567,763)	221,646	114,004	(343,881)		(575,994)

Total liabilities and stockholders’ (deficit) equity	$373,768	$455,911	$238,779	$(344,482)		$723,976

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the three months ended June 30, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$289,782	$99,407	$(93,611	)(a)	$295,578
Cost of goods sold	—	232,130	99,425	(93,611	)(a)	237,944

Gross profit (loss)	—	57,652	(18)	—		57,634
Selling, general and administrative expenses	5,437	18,310	6,076	—		29,823
Restructuring charges	—	634	66	—		700

Operating (loss) income	(5,437)	38,708	(6,160)	—		27,111
Interest expense, net	16,059	627	528	—		17,214
Loss on early extinguishment of debt (Note 7)	7,939	—	—	—		7,939

Income (loss) from continuing operations before income taxes, minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(29,435)	38,081	(6,688)	—		1,958
Income tax (benefit) expense	(1,577)	2,933	(1,646)	—		(290)
Minority interest	—	628	194	—		822
Loss from unconsolidated joint ventures	—	—	314	—		314
Equity in earnings of subsidiaries	(29,423)	—	—	29,423	(b)	—

Net income (loss) from continuing operations	1,565	34,520	(5,550)	(29,423)		1,112
Discontinued operations:
Income from discontinued operations, net of tax	—	212	134	—		346
Gain (loss) on disposal of discontinued operations, net of tax	—	215	(108)	—		107

Net income from discontinued operations, net of tax	—	427	26	—		453

Net income (loss)	1,565	34,947	(5,524)	(29,423)		1,565
Accretion for redemption of preferred stock	9,356	—	—	—		9,356

Net (loss) income attributable to common stockholders	$(7,791)	$34,947	$(5,524)	$(29,423)		$(7,791)

(a)	Elimination of intercompany sales and cost of sales.

(b)	Elimination of equity in net income of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the three months ended June 30, 2003	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$281,789	$144,638	$(154,295	)(a)	$272,132
Cost of goods sold	—	246,670	128,741	(154,295	)(a)	221,116

Gross profit	—	35,119	15,897	—		51,016
Selling, general and administrative expenses	3,553	17,395	4,259	—		25,207
Restructuring credits	—	(485)	—	—		(485)

Operating (loss) income	(3,553)	18,209	11,638	—		26,294
Interest expense, net	14,278	2,034	460	—		16,772

Income (loss) from continuing operations before income taxes, minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(17,831)	16,175	11,178	—		9,522
Income tax expense (benefit)	8,946	(10,566)	6,524	—		4,904
Minority interest	—	209	763	—		972
Loss from unconsolidated joint ventures	—	—	5,012	—		5,012
Equity in loss of subsidiaries	(24,771)	—	—	24,771	(b)	—

Net (loss) income from continuing operations	(2,006)	26,532	(1,121)	(24,771)		(1,366)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(610)	(30)	—		(640)

Net loss from discontinued operations, net of tax	—	(610)	(30)	—		(640)

Net (loss) income	(2,006)	25,922	(1,151)	(24,771)		(2,006)
Accretion for redemption of preferred stock	8,385	—	—	—		8,385

Net (loss) income attributable to common stockholders	$(10,391)	$25,922	$(1,151)	$(24,771)		$(10,391)

(a)	Elimination of intercompany sales and cost of sales.

(b)	Elimination of equity in net income of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the six months ended June 30, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$553,761	$226,679	$(191,675	)(a)	$588,765
Cost of goods sold	—	451,988	218,098	(191,675	)(a)	478,411

Gross profit	—	101,773	8,581	—		110,354
Selling, general and administrative expenses	9,844	35,327	12,230	—		57,401
Restructuring charges	—	1,495	300	—		1,795

Operating (loss) income	(9,844)	64,951	(3,949)	—		51,158
Interest expense, net	30,975	1,258	1,183	—		33,416
Loss on early extinguishment of debt (Note 7)	7,939	—	—	—		7,939

Income (loss) from continuing operations before income taxes, minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(48,758)	63,693	(5,132)	—		9,803
Income tax (benefit) expense	(1,041)	3,329	(1,141)	—		1,147
Minority interest	—	876	494	—		1,370
Loss from unconsolidated joint ventures	—	—	768	—		768
Equity in earnings of subsidiaries	(54,538)	—	—	54,538	(b)	—

Net income (loss) from continuing operations	6,821	59,488	(5,253)	(54,538)		6,518
Discontinued operations:
Income from discontinued operations, net of tax	—	66	22	—		88
Gain on disposal of discontinued operations, net of tax	—	215	—	—		215

Net income from discontinued operations, net of tax	—	281	22	—		303

Net income (loss)	6,821	59,769	(5,231)	(54,538)		6,821
Accretion for redemption of preferred stock	17,908	—	—	—		17,908

Net (loss) income attributable to common stockholders	$(11,087)	$59,769	$(5,231)	$(54,538)		$(11,087)

(a)	Elimination of intercompany sales and cost of sales.

(b)	Elimination of equity in net income of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the six months ended June 30, 2003	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$546,443	$279,159	$(296,900	)(a)	$528,702
Cost of goods sold	—	480,915	250,240	(296,900	)(a)	434,255

Gross profit	—	65,528	28,919	—		94,447
Selling, general and administrative expenses	7,615	34,637	9,177	—		51,429
Restructuring charges	—	44,600	—	—		44,600

Operating (loss) income	(7,615)	(13,709)	19,742	—		(1,582)
Interest expense, net	28,496	1,505	887	—		30,888

Income (loss) from continuing operations before income taxes, minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(36,111)	(15,214)	18,855	—		(32,470)
Income tax expense (benefit)	7,654	(6,366)	8,876	—		10,164
Minority interest	—	(355)	1,114	—		759
Loss from unconsolidated joint ventures	—	—	5,727	—		5,727
Equity in loss of subsidiaries	7,325	—	—	(7,325	) (b)	—

Net (loss) income from continuing operations	(51,090)	(8,493)	3,138	7,325		(49,120)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(4,306)	(81)	—		(4,387)
Gain on disposal of discontinued operations, net of tax	—	2,417	—	—		2,417

Net loss from discontinued operations, net of tax	—	(1,889)	(81)	—		(1,970)

Net (loss) income	(51,090)	(10,382)	3,057	7,325		(51,090)
Accretion for redemption of preferred stock	15,941	—	—	—		15,941

Net (loss) income attributable to common stockholders	$(67,031)	$(10,382)	$3,057	$7,325		$(67,031)

(a)	Elimination of intercompany sales and cost of sales.

(b)	Elimination of equity in net loss of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(Unaudited)

IN THOUSANDS, For the six months ended June 30, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(11,087)	$59,769	$(5,231)	$(54,538	)(a)	$(11,087)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Income from discontinued operations	—	(66)	(22)	—		(88)
Gain on disposal of discontinued operations	—	(215)	—	—		(215)
Depreciation	8	5,885	4,919	—		10,812
Amortization	498	656	328	—		1,482
Non-cash interest expense	2,263	—	—	—		2,263
Loss on early extinguishment of debt (Note 7)	7,939	—	—	—		7,939
Accretion for redemption of preferred stock	17,908	—	—	—		17,908
Minority interest	—	876	494	—		1,370
Loss from unconsolidated joint ventures	—	—	768	—		768
Equity in earnings of subsidiaries	(54,538)	—	—	54,538	(a)	—
Deferred income taxes	106	3,087	(5,738)	—		(2,545)
Post retirement benefits other than pensions	375	—	—	—		375
Accrued pension benefits	55	—	—	—		55
Restructuring charges	—	1,495	300	—		1,795
Cash payments for restructuring charges	—	(7,406)	(424)	—		(7,830)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	—	(17,263)	(4,723)	—		(21,986)
Inventories	—	(26,286)	3,724	—		(22,562)
Accounts payable	(1,881)	49,868	(28,509)	—		19,478
Intercompany accounts	(16,512)	(43,987)	60,499	—		—
Other current assets and liabilities	12,126	(33,010)	17,329	—		(3,555)
Other non-current assets and liabilities, net	(1,974)	26,496	(27,402)	—		(2,880)

Net cash (used in) provided by operating activities of continuing operations	(44,714)	19,899	16,312	—		(8,503)
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(13,669)	(5,594)	—		(19,263)
Net proceeds on sale of businesses	—	216	—	—		216
Purchases of property, plant and equipment	(190)	(5,339)	(4,206)	—		(9,735)

Net cash used in investing activities of continuing operations	(190)	(18,792)	(9,800)	—		(28,782)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	275,000	—	—	—		275,000
Retirement of long-term debt	(200,000)	—	—	—		(200,000)
Net repayments under revolving line of credit and other	(18,605)	(557)	(4,091)	—		(23,253)
Deferred financing costs	(11,491)	—	—	—		(11,491)
Distributions to minority interests	—	—	(1,010)	—		(1,010)

Net cash provided by (used in) financing activities of continuing operations	44,904	(557)	(5,101)	—		39,246
Effect of exchange rate changes on cash	—	—	190	—		190
Cash flows of discontinued operations	—	(295)	—	—		(295)

Net increase in cash and cash equivalents	—	255	1,601	—		1,856
Cash and cash equivalents at beginning of year	1	257	21,070	—		21,328

Cash and cash equivalents at end of period	$1	$512	$22,671	$—		$23,184

(a)	Elimination of equity in earnings of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(Unaudited)

IN THOUSANDS, For the six months ended June 30, 2003	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(67,031)	$(10,382)	$3,057	$7,325	(a)	$(67,031)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss from discontinued operations	—	4,306	81	—		4,387
Gain on disposal of discontinued operations	—	(2,417)	—	—		(2,417)
Depreciation	5	7,602	4,451	—		12,058
Amortization	498	62	182	—		742
Non-cash interest expense	2,370	—	—	—		2,370
Accretion for redemption of preferred stock	15,941	—	—	—		15,941
Minority interest	—	(355)	1,114	—		759
Loss from unconsolidated joint ventures	—	—	5,727	—		5,727
Equity in earnings of subsidiaries	7,325	—	—	(7,325	)(a)	—
Deferred income taxes	1,938	—	1,003	—		2,941
Post retirement benefits other than pensions	—	(6,094)	—	—		(6,094)
Accrued pension benefits	(454)	2,500	—	—		2,046
Restructuring charges	—	44,600	—	—		44,600
Cash payments for restructuring charges	—	(11,626)	(224)	—		(11,850)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	—	(20,826)	(572)	—		(21,398)
Inventories	—	(6,512)	(18,852)	—		(25,364)
Accounts payable	1,890	(9,239)	7,821	—		472
Intercompany accounts	8,301	25,379	(33,680)	—		—
Other current assets and liabilities	9,618	1,394	1,152	—		12,164
Other non-current assets and liabilities, net	10,931	(30,738)	21,593	—		1,786

Net cash used in operating activities of continuing operations	(8,668)	(12,346)	(7,147)	—		(28,161)
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(4,460)	(459)	—		(4,919)
Net proceeds on sale of businesses	—	25,525	2,351	—		27,876
Purchases of property, plant and equipment	—	(4,122)	(4,844)	—		(8,966)

Net cash provided by (used in) investing activities of continuing operations	—	16,943	(2,952)	—		13,991
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	4,545	—		4,545
Net borrowings (repayments) under revolving line of credit and other	8,668	(485)	1,821	—		10,004

Net cash provided by (used in) financing activities of continuing operations	8,668	(485)	6,366	—		14,549
Effect of exchange rate changes on cash	—	—	273	—		273
Cash flows of discontinued operations	—	(4,283)	1,343	—		(2,940)

Net decrease in cash and cash equivalents	—	(171)	(2,117)	—		(2,288)
Cash and cash equivalents at beginning of year	1	164	12,261	—		12,426

Cash and cash equivalents at end of period	$1	$(7)	$10,144	$—		$10,138

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Item 2.	REMY INTERNATIONAL, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 2004 and 2003

Introduction

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

In July 2004, the Board of Directors of Delco Remy International, Inc. approved changing the name of the Company from Delco Remy International, Inc. to Remy International, Inc. The name change became effective on August 1, 2004. The Company will continue to market certain starters and heavy-duty alternators for original equipment and aftermarket customers under the Delco Remy brand name, which is licensed to the Company by General Motors. The incurred costs through June 30, 2004 related to the name change were not material to the Company’s consolidated financial position or results of operations.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Sales

Net sales of $295.6 million in the second quarter of 2004 increased $23.4 million, or 8.6%, compared with the second quarter of 2003. Sales to automotive original equipment manufacturers, which we refer to as OEMs, increased $11.5 million due to higher alternator volume, including new business awards, which were partially offset by unfavorable pricing. Heavy duty OEM sales increased $9.8 million due to continued strong industry demand from Class 5 – 8 customers. Electrical aftermarket sales decreased $5.2 million due primarily to lower retail sales as a result of general market conditions and customer inventory update and refresh orders during the first quarter, largely offset by higher volume from General Motors Service Parts Organization, which we refer to as GM SPO. Powertrain/drivetrain sales increased $8.0 million due to higher remanufactured transmission, diesel engine and parts volume. Third party sales in the core services business decreased $0.7 million.

Gross Profit

Gross profit of $57.6 million in the second quarter of 2004 increased $6.6 million, or 13.0%, compared with the second quarter of 2003, and as a percentage of net sales improved to 19.5% in the second quarter of 2004 from 18.7% in the second quarter of 2003. Automotive OEM gross profit decreased $5.1 million due to costs associated with new alternator product lines, higher material costs and unfavorable pricing and product mix, partially offset by higher sales volume and the benefits of restructuring and cost reductions. Heavy duty OEM gross profit increased $4.0 million due to sales volume growth and the benefits of restructuring and cost reduction actions, partially offset by higher material costs. Higher material costs reflect increased prices for copper, aluminum and steel. Electrical aftermarket gross profit increased $3.8 million due to cost benefits associated with restructuring actions and improved material and warranty costs, offset by lower sales. Powertrain/drivetrain gross profit increased $4.3 million due primarily to higher sales and cost benefits associated with restructuring actions and improved factory efficiencies. Gross profit on core services decreased $0.4 million due to lower sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which we refer to as SG&A, of $29.8 million in the second quarter of 2004 increased $4.6 million, or 18.3%, from $25.2 million in the second quarter of 2003. As a percentage of net sales, SG&A was 10.1% in the second quarter of 2004 compared with 9.3% in the second quarter of 2003. The year over year increase in SG&A reflects higher expenditures on product engineering, systems and marketing expenses, in part related to new alternator product lines.

Restructuring Charges

In the second quarter of 2004, we recorded a restructuring charge of $0.7 million, consisting of employee termination benefits of $0.3 million and other costs of $0.4 million relative to the actions discussed below under results of operations for the six months ended June 30, 2003.

In the second quarter of 2003, we recorded a net restructuring credit of $0.5 million, consisting of employee termination benefits totaling $0.6 million, other miscellaneous costs of $0.2 million, and a $1.3 million credit for the reversal of an impairment charge recorded in the first quarter of 2003 on equipment that we subsequently determined could be utilized in one of our other facilities.

Operating Income

Operating income of $27.1 million in the second quarter of 2004 increased $0.8 million, or 3.1%, from $26.3 million in the second quarter of 2003 and, as a percentage of net sales, was 9.2% in 2004 compared with 9.7% in 2003. The year over year change reflects the net sales, gross profit, SG&A and restructuring charge factors discussed above.

Interest Expense

Interest expense, net, of $17.2 million in the second quarter of 2004 increased $0.4 million from $16.8 million in the comparable period of 2003. Additional interest for the period between the call and the redemption dates of $1.3 million relative to redemption of the 10 5/8% Senior Subordinated Notes recorded in the second quarter of 2004 was partially offset by a $0.9 million reduction in other interest, net.

Loss on Early Extinguishment of Debt

In connection with our refinancing actions during the second quarter of 2004, we recorded a loss on the early of extinguishment of debt totaling $7.9 million. This loss consisted of: (i) a call premium of

$2.5 million and the write off of deferred financing costs of $1.4 million on redemption of the 10 5/8% Senior Subordinated Notes; (ii) a prepayment penalty of $1.8 million and the write off of deferred financing costs of $0.7 million on repayment of the term loan; and (iii) a write off of deferred financing costs of $1.2 million and an amendment fee of $0.3 million on the pay down and amendment of the senior credit facility.

Income Taxes

An income tax credit of $0.3 million recorded in the second quarter of 2004 consisted of provisions for domestic state and local taxes of $0.2 million and tax credits in various foreign jurisdictions totaling $0.5 million. The reduction in foreign taxes compared with prior quarters reflects a change in the mix of earnings and deductibility of certain items in the jurisdictions in which we conduct business. We established a valuation allowance for domestic U.S. deferred tax assets in 2003, which resulted in no domestic U.S. tax provision on second quarter 2004 domestic income. Income tax expense of $4.9 million in the second quarter of 2003 consisted entirely of income taxes on foreign earnings.

Minority Interest

Minority interest in income of subsidiaries of $0.8 million in the second quarter of 2004 consisted of minority shareholders’ interests in the earnings of Hubei Delphi Automotive Generators Company, Ltd., which we refer to as Hubei, and our joint venture with International Truck and Engine Corporation. Minority interest in the second quarter of 2003 of $1.0 million included minority shareholders’ interests in the earnings of Hubei, World Wide Automotive, L.L.C., which we refer to as World Wide, Power Investments, Inc., which we refer to as Power, and Remy Mexico, S. de R.L. de C.V. (fka Delco Remy Mexico, S. de R.L. de C.V.), which we refer to as RM. We purchased the remaining minority shareholders’ interest in World Wide and Power under contractual put agreements during the third and fourth quarters of 2003, and the remaining interest in RM effective in the second quarter of 2004 after finalization of the Mexican Arbitration

Loss From Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures of $0.3 million in the second quarter of 2004 consisted of the write off of capital contributions we made into iPower Technologies, L.L.C., which we refer to as iPower, during the second quarter, partially offset by earnings recorded by Sahney Paris Rhone, Ltd., which we refer to as SPR. The loss of $5.0 million in the second quarter of 2003 consisted primarily of the write off of our investment in iPower as well as losses recorded by Hitachi Remy Automotive GmbH, which we refer to as Hitachi, partially offset by earnings recorded by SPR.

Discontinued Operations

Income from discontinued operations of $0.3 million in the second quarter of 2004 consisted primarily of gains on the settlement of certain liquidation claims in the remanufacturing gas engine business. We recorded an additional gain of $0.1 million in the second quarter of 2004 relative to the sale of Tractech and Kraftube in 2003. The loss from discontinued operations of $0.6 million in the second quarter of 2003 consisted primarily of operating losses in the retail and contract remanufacturing gas engine businesses.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Sales

Net sales of $588.8 million in the first six months of 2004 increased $60.1 million, or 11.4%, compared with the first six months of 2003. Sales to automotive OEMs increased $24.2 million due to higher alternator volume, including new business awards, partially offset by unfavorable pricing and lower starter volume. Heavy duty OEM sales increased $19.3 million due to strong industry demand from Class 5 – 8 customers. Electrical aftermarket sales increased $8.6 million due to higher retail sales as a result of customer inventory update and refresh orders and strong business conditions during the first quarter and higher volume from GM SPO which was partially offset by general market softening during the second quarter. Powertrain/drivetrain sales increased $11.1 million due to higher remanufactured transmission, diesel engine and parts volume. Third party sales in the core services business decreased $3.1 million.

Gross Profit

Gross profit of $110.4 million in the first six months of 2004 increased $15.9 million, or 16.8%, compared with the first six months of 2003, and as a percentage of net sales improved to 18.7% in the first half of 2004 from 17.9% in the first half of 2003. Automotive OEM gross profit decreased $4.5 million due to costs associated with new alternator product lines, higher material costs and unfavorable pricing and product mix, partially offset by higher sales volume and the benefits of restructuring and cost reductions. Heavy duty OEM gross profit increased $5.7 million due to sales volume growth and the benefits of restructuring and cost reduction actions, partially offset by higher material costs. Higher material costs reflect increased prices for copper, aluminum and steel. Electrical aftermarket gross profit increased $10.3 million due to higher sales, cost benefits associated with restructuring actions and improved material and warranty cost. Powertrain/drivetrain gross profit increased $5.0 million due primarily to higher sales and cost benefits associated with restructuring actions and improved manufacturing efficiencies. Gross profit on core services decreased $0.6 million due to lower sales volume.

Selling, General and Administrative Expenses

SG&A of $57.4 million in the first six months of 2004 increased $6.0 million, or 11.6%, from $51.4 million in the first half of 2003. As a percentage of net sales, SG&A was 9.7% in the first half of both 2004 and 2003. The year over year increase in SG&A reflects higher expenditures on product engineering, systems and marketing programs, in part related to new alternator product lines.

Restructuring Charges

In the first six months of 2004, we recorded a restructuring charge of $1.8 million, consisting of employee termination benefits of $0.9 million and other costs of $0.9 million relative to the actions discussed below.

In the first six months of 2003, we recorded a net restructuring charge of $44.6 million related primarily to: (i) the closure of our starter and alternator manufacturing operations in Anderson, Indiana; (ii) the closure of our electrical aftermarket remanufacturing and distribution facilities in Reed City,

Michigan; and (iii) the consolidation of our alternator and starter remanufacturing operations in Mississippi. The majority of the charge related to the closure of the manufacturing facilities in Anderson, Indiana and consisted of employee termination benefits associated with the aforementioned actions totaling approximately $13.6 million, a pension and post-employment benefit plan net curtailment gain of $5.4 million, the write down of certain fixed assets and accrual of certain contract termination costs totaling $36.0 million and other miscellaneous costs of $0.4 million.

Operating Income

Operating income of $51.2 million in the first six months of 2004 and an operating loss of $1.6 million in the comparable period of 2003 reflected the sales, gross profit, SG&A and restructuring charge factors discussed above.

Interest Expense

Interest expense, net, of $33.4 million in the first six months of 2004 increased $2.5 million from $30.9 million in the comparable period of 2003. This increase reflected additional interest for the period between the call and the redemption dates of $1.3 million relative to redemption of the 10 5/8% Senior Subordinated Notes recorded in the second quarter of 2004 and a $1.2 million net increase due to marginally higher average levels of borrowings year over year.

Loss on Early Extinguishment of Debt

In connection with our refinancing actions during the second quarter of 2004, we recorded a loss on the early of extinguishment of debt totaling $7.9 million. This loss consisted of: (i) a call premium of $2.5 million and the write off of deferred financing costs of $1.4 million on redemption of the 10 5/8% Senior Subordinated Notes; (ii) a prepayment penalty of $1.8 million and the write off of deferred financing costs of $0.7 million on repayment of the term loan; and (iii) a write off of deferred financing costs of $1.2 million and an amendment fee of $0.3 million on the pay down and amendment of the senior credit facility.

Income Taxes

Income tax expense of $1.1 million in the first half of 2004 consisted of provisions for domestic state and local taxes of $0.4 million and taxes in various foreign jurisdictions totaling $0.7 million. We established a valuation allowance for domestic U.S. deferred tax assets in 2003, which resulted in no domestic U.S. tax provision on 2004 domestic income. Income tax expense of $10.2 million in the first half of 2003 consisted of income taxes of $7.3 million on foreign earnings and $2.9 million of withholding tax on intercompany dividends that were declared in the first quarter of 2003. The reduction in foreign taxes year over year reflects a change in the mix of earnings and deductibility of certain items in the jurisdictions in which we conduct business.

Minority Interest

Minority interest in income of subsidiaries of $1.4 million in the first six months of 2004 consisted of minority shareholders’ interests in the earnings of Hubei, RM and our joint venture with International Truck and Engine Corporation. Minority interest of $0.8 million in the first six months of

2003 included minority shareholders’ interests in World Wide, Power, RM, Hubei and our joint venture with International Truck and Engine Corporation. We purchased the remaining minority shareholders’ interest in World Wide and Power under contractual put agreements during the third and fourth quarters of 2003, and the remaining interest in RM effective in the second quarter of 2004.

Loss From Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures of $0.8 million in the first half of 2004 consisted of the write off of capital contributions we made into iPower during 2004 and losses recorded by Hitachi, partially offset by earnings recorded by SPR. The loss of $5.7 million in the first half of 2003 consisted primarily of the write off of our investment in iPower as well as losses recorded by Hitachi, partially offset by earnings recorded by SPR.

Discontinued Operations

Income from discontinued operations of $0.1 million in the first six months of 2004 consisted primarily of gains on the settlement of certain liquidation claims, largely offset by other expenses in the remanufacturing gas engine business. We recorded an additional gain of $0.2 million in the first six months of 2004 relative to the sale of Tractech and Kraftube in 2003. The loss from discontinued operations of $4.4 million in the first six months of 2003 consisted primarily of operating losses in the retail and contract remanufacturing gas engine businesses, Tractech and Kraftube totaling $3.2 million and interest expense of $1.2 million. We also recorded an estimated gain of $2.4 million on the sale of Tractech and Kraftube in the first quarter of 2003.

Liquidity and Capital Resources

On April 23, 2004, we issued $125.0 million of Second Priority Senior Secured Floating Rate Notes due 2009, bearing an interest rate of LIBOR plus 4.00%, and $150.0 million of 9 3/8% Senior Subordinated Notes due 2012. The net proceeds of the issuance of these notes were used to pay down existing indebtedness under our senior credit facilities, including repayment of the $60.0 million term loan and relevant prepayment premium, and to finance the redemption of our outstanding 10 5/8% Senior Subordinated Notes Due 2006 issued on August 1, 1996, including the call premium and accrued interest. The 10 5/8% notes were called for redemption in their entirety on April 23, 2004 at a redemption price of 101.771% of their face amount plus accrued but unpaid interest up to, but not including, the redemption date of May 24, 2004.

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

Our short-term liquidity needs include required debt service (including capital lease payments), day-to-day operating expenses, working capital requirements and the funding of capital expenditures, acquisition payments for previously completed acquisitions and restructuring actions. In the second half of 2004, we will be required to make payments in connection with the previous acquisitions of RM and Delphi Corporation’s light vehicle alternator business. We expect that the net amount of these additional payments, including the full impact of the RM arbitration panel award, will be in the range of $21.0 million to $23.0 million. Long-term liquidity requirements include principal payments of long-term debt and payments in connection with the acquisition of Delphi Corporation’s light vehicle alternator business totaling approximately $6.0 million in 2005 through 2006. Our contractual obligations are provided in the table under the section “Contractual Obligations and Contingent Liabilities and Commitments” appearing below. Our principal payments on long-term lease obligations are presented in Note 9 to our consolidated financial statements under Item 8 of our 2003 Form 10-K.

Our principal sources of cash to fund our short-term liquidity needs consist of cash generated by operations and borrowings under our senior credit facility. The senior credit facility is collateralized by liens on substantially all of our assets and substantially all of the assets of our domestic and certain of our foreign subsidiaries and by the capital stock of such subsidiaries. At June 30, 2004, the rate for the revolving credit facility was 3.84%, borrowings were $33.6 million, and letters of credit totaled $7.3 million. Based on the collateral supporting the senior credit facility at June 30, 2004, $79.1 million was available, net of letters of credit.

We participate in two programs that accelerate the collection of accounts receivable. Under one program, we sell the accounts of certain of our aftermarket customers to banks, on a non-recourse basis, at a discount. At June 30, 2004, the amount of receivables under this program was $38.5 million. The second program is an early pay plan under which a third party acts as paying agent for one of our customers. The accounts are paid, at a discounted rate, in five to seven days after shipment instead of the regular terms. This program is also without recourse. The amount covered by this plan at June 30, 2004 was $11.6 million.

We believe that cash generated from operations, together with the amounts available under the senior credit facility and other borrowings, will be adequate to meet our debt service, capital expenditure, prior acquisition payment, restructuring and working capital requirements for at least the next twelve months, although no assurance can be given in this regard. We also continue to explore additional financing options, both in the U.S. and abroad, in an effort to further enhance liquidity.

Cash used in operating activities of continuing operations of $8.5 million in the first six months of 2004 improved from $28.2 million used in the first six months of 2003. Cash used in the first half of 2004 reflected net income from continuing operations, excluding non-cash and other reconciling items, of $27.9 million, a $28.6 million increase in net working capital and cash restructuring payments of $7.8 million. Accounts receivable increased $22.0 million in the first half of 2004 due primarily to stronger first and second quarter shipments, partially offset by an increase in accelerated collections under the receivables programs discussed above. Receivables management measured in days of sales outstanding improved year over year. Inventories increased $22.6 million in the first half of 2004 due to: (i) builds in support of anticipated higher future heavy duty original equipment sales; (ii) new agreements with certain remanufactured transmission customers whereby we now purchase certain replacement parts rather than holding the parts as consigned inventory from the customer; (iii) builds for the launch of an additional remanufactured diesel engine; and (iv) lower than expected electrical aftermarket sales during the second quarter. Accounts payable increased $19.5 million in the first half of 2004 due primarily to higher production and inventory levels and also timing of vendor payments.

Cash restructuring payments of $7.8 million in the first six months of 2004 consisted of $4.7 million and $2.0 million of employee termination benefits relative to the 2001 and 2003 restructuring actions, respectively, and $1.1 million of other items.

Cash used in operating activities of continuing operations in the first six months of 2003 of $28.2 million reflected net income from continuing operations, excluding non-cash and other reconciling items, of $17.8 million, a $34.1 million increase in net working capital and cash restructuring payments of $11.9 million. Accounts receivable increased $21.4 million from 2002 year end due to seasonal factors in the business and increased sales to customers with longer terms. Inventories increased $25.4 million in the first half of 2003 due to increases to support the global capacity initiative and restructuring actions and to meet seasonal demand in the electrical aftermarket. The $12.2 million increase in other net current liabilities reflected higher accrued wages and benefits, interest and general accruals. Cash restructuring payments of $11.9 million in the first six months of 2003 consisted of $4.6 million and $6.0 million of employee termination benefits relative to the 2001 and 2003 restructuring actions, respectively, and $1.3 million of other items.

Cash used in investing activities of continuing operations of $28.8 million in the first six months of 2004 compares with cash provided of $14.0 million in the first six months of 2003. Acquisition payments in the first half of 2004 consisted of earn-out payments relative to the 2000 acquisition of M&M Knopf Auto Parts, Inc. ($13.4 million), the final cash payment on notes issued in 2002 in connection with the acquisition of the remaining shares from the minority shareholders of Remy Korea Limited (fka Delco Remy Korea Limited) ($4.9 million) and the acquisition of Delphi Corporation’s light vehicle alternator business ($1.0 million). Acquisition payments in the first half of 2003 consisted of the purchase, under contractual put agreements, of increased ownership percentages in World Wide ($3.1 million) and Power ($1.4 million) and payments on notes relative to the acquisition of certain parts of the Delphi Corporation alternator business in the fourth quarter of 2002 ($0.4 million). In addition, we acquired 51% of Hubei in the first quarter of 2003 for $3.6 million in cash. Cash of $3.6 million was included in the opening balance sheet for this acquisition. We recorded proceeds on the sale of Tractech and Kraftube in the first quarter of 2003 of $27.9 million, net of expenses. An additional $0.2 million was received in the first six months of 2004 for such sales. Capital expenditures in both 2004 and 2003 were primarily for production, engineering and distribution equipment.

Cash provided by financing activities of continuing operations of $39.2 million in the first six months of 2004 consisted of proceeds from the issuance of long-term debt, payments for the retirement of long-term debt and the payment of financing costs in connection with our refinancing in the second quarter. Excluding the refinancing actions, net repayments under our senior credit facilities and other debt were $23.3 million. Also during the first half of 2004, $1.0 million in cash dividends were paid to the minority shareholders of Hubei. In the second quarter of 2003, we recorded net cash proceeds of $4.5 million relative to a sale-leaseback financing transaction in connection with our Mexico operations.

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

Contractual Obligations and Contingent Liabilities and Commitments

Our contractual obligations as of June 30, 2004 are provided in the following table (dollars in millions):

	Payments Due by Period
Contractual Obligations	Total	Last Six Months of 2004	2005-2007	2008-2009	After 2009
Long-Term Debt (1)	$655	$6	$204	$295	$150
Capital Lease Obligations	18	1	6	5	6
Operating Leases	32	5	16	6	5
Pension Funding (2)	3	3	—	—	—
Other Post Retirement Benefits Funding	11	1	3	1	6
Acquisition Payments (3)	15	9	6	—	—
Employee Termination Benefits	5	4	1	—	—
Litigation Settlement (4)	14	14	—	—	—
Other	6	3	2	—	1

Total Contractual Cash Obligations	$759	$46	$238	$307	$168

(1)	These amounts include indebtedness outstanding under our senior credit facility, senior subordinated notes, senior notes, floating rate notes and other debt.

(2)	Amounts beyond 2004 are not currently estimable.

(3)	Includes payments for the remaining shares of Remy Mexico and amounts in connection with the acquisition of Delphi Corporation’s light vehicle alternator business.

(4)	Represents payment of award for past services fees in connection with the Remy Mexico arbitration settlement.

With respect to capital expenditures, we expect capital spending in the last six months of 2004 to approximate $17.0 million.

In addition to the contractual obligations disclosed above, we also have a variety of other contractual agreements related to the procurement of materials and other commitments. With respect to these agreements, we are not subject to any contracts that commit us to significant non-cancelable commitments. With respect to agreements related to the procurement of inventory used in our manufacturing and remanufacturing processes, we had approximately $65.0 to $70.0 million of open purchase orders at June 30, 2004.

Seasonality

Our business is seasonal, as our major OEM customers historically have one to two week shutdowns of operations during July and December. Our sales results in the third and fourth quarters reflect the effects of these shutdowns. Our working capital requirements also are affected by seasonality, as we build inventory for the summer sales months in the aftermarket. Typically our working capital requirements are highest from April through August and the change from the highest month to the lowest month (typically December) for accounts receivable, inventory and accounts payable has averaged approximately $40.0 million over the past three years.

Foreign Operations

Approximately 20% of our net sales in the six months ending June 30, 2004 were derived from net sales made in foreign countries. We also have manufacturing and other operations located in certain foreign countries. Because of these foreign sales and operations, our business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, transportation and delivery risks, compliance with foreign laws and other economic and political uncertainties.

Forward-Looking Statements

From time to time, we make oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, which we refer to as the Act, or by the Securities and Exchange Commission, which we refer to as the SEC, in its rules, regulations and releases. We desire to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to our future performance contained in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2003, and in other filings with the SEC. Any statements set forth in writing or orally by us other than statements of current or historical fact, may constitute forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will” and similar expressions. We caution readers that forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results and performance to differ materially from any future results or performance expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

•	the cyclical nature of demand in our business and downturns in the automotive industry;

•	the demand for our products;

•	our reliance upon a major customer;

•	risks associated with our estimated costs;

•	consolidation among automotive parts customers and suppliers;

•	indirect control of us by a limited number of persons;

•	risks associated with integration of our acquisitions into our business;

•	the effectiveness of our lean manufacturing and other cost saving plans;

•	risks associated with international operations, including unfavorable political, regulatory, labor and tax conditions in other countries;

•	risks associated with the change of the Company’s name;

•	technological trends and innovations and associated costs;

•	our dependence on the availability of raw materials and component parts;

•	effects of fluctuations in foreign exchange rates;

•	litigation risks;

•	risks associated with product liability and warranty and recall claims; and

•	risks associated with environmental and health and safety liabilities and requirements.

Due to these uncertainties, we cannot assure readers that any forward-looking statements will prove to have been correct. Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that May Affect Future Results

In connection with the restructuring actions initiated in the first quarter of 2003, we currently expect to record additional restructuring charges of approximately $1.0 million to $3.0 million during the last six months of 2004. These actions may also impact other operating expenses during 2004. We expect to begin realizing the full benefits of these actions near the end of 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2004, there have been no material changes in our market risk exposure as described in Item 7A contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.	Controls and Procedures

(a)	The Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting it to material information required to be included in the Company’s periodic SEC reports.

(b)	In addition, the Company reviewed its internal controls, and there have been no significant changes during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to various legal actions in the normal course of our business, including those related to commercial transactions, product liability, safety, health, taxes, environmental and other matters.

Remy Mexico, S. De R.L. De C.V. Arbitration

Remy Mexico Holdings, S. de R.L. de C.V., which we refer to as RMH, our indirect subsidiary, and GCID Autopartes, S.A. de C.V., which we refer to as GCID, were parties to a series of agreements, including a partnership agreement. The partnership agreement created Remy Mexico, S. de R.L. de C.V. (fka Delco Remy Mexico, S. de R.L. de C.V.) (“RM”), which operates certain manufacturing facilities in Mexico. GCID was the minority partner with a 24% ownership interest. An affiliate of ours and RMH, Remy Componentes, S. de R.L. de C.V., which we refer to as RC and RM, were parties to a services agreement with an affiliate of GCID relating to the partnership, which, among other things, required the payment of fees in connection with the provision of employees to the partnership. That agreement terminated as of April 3, 2004. Another affiliate of GCID was the partnership’s landlord until April 30, 2004.

RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements with RMH and to sell its partnership interest to RMH in exchange for a $13 million termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under the partnership agreement, alleging that RMH had failed to conduct the business of the partnership in accordance with that agreement. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association against RMH and later added RC and our wholly-owned subsidiary, Remy, Inc. (fka Delco Remy America, Inc.), who together with RMH and RC are referred to as the named parties. GCID and its affiliates sought damages for the alleged (i) breaches of the partnership agreement, including a requirement under the partnership that RMH buy out GCID’s partnership interest; (ii) breaches of fiduciary duty; (iii) breaches of various other contracts between and among the various parties and (iv) tortious interference with contractual relations. RM terminated the lease agreement as of September 27, 2003. RM and RC relocated all operations to another facility in San Luis Potosi, Mexico as of April 30, 2004. In accordance with an interim award from the arbitration panel on March 10, 2004, RM and RC hired the employees previously provided by GCID’s affiliate under the services agreement as of April 3, 2004.

The arbitration panel issued its final award on June 25, 2004. In accordance with the final award, on July 26, 2004 GCID transferred its interest in RM to RMH on July 6, 2004 and RMH, RM and RC paid GCID and its affiliates approximately $17.3 million for GCID’s minority interest, the award for past services fees for the period of 1997 through 2004, and other claims, including interest. RMH, RM and RC also paid approximately $1.8 million in VAT as a result of these payments.

UAW Litigation

On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America, which we refer to as the UAW and its Local Union 662 filed suit against us and Remy, Inc. (fka Delco Remy America, Inc.), which we refer to as RI, in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits plan, which we refer to as the SUB plan. The plaintiffs allege that the SUB plan provides supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20.0 million for employees who were terminated as a result of the closure of RI’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also seek to enforce terminated provisions of a health care program which the plaintiffs allege provides the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify RI’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003 to which we filed an answer on July 24, 2003. The magistrate has approved a case management plan, and the trial is currently expected to begin in January 2005. We deny the material allegations of the complaint, deny any wrongdoing and intend to defend ourselves vigorously, but are unable to predict whether the proceedings will have a material adverse effect on us.

Remy Reman Facilities

The Remy Reman facilities in Mississippi identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. The Mississippi Department of Environmental Quality issued Notices of Violation regarding two of the facilities and the subsidiaries have agreed to pay approximately $0.06 million in penalties and spend approximately $0.1 million in supplemental environmental projects.

World Wide Facility

The World Wide facility in Virginia identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. In April 2003, the Virginia Department of Environmental Quality issued a warning letter regarding the facility. The necessary permit application was submitted, the permit was issued, and no further corrective action is necessary. The applicable regulatory agencies have confirmed that this matter is closed.

Franklin Power Products, Inc.

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. has installed wastewater treatment equipment and is in compliance with the terms of the Order and has eliminated the discharge. In July 2004, the Company and Franklin Power Products, Inc. entered into a Tolling Agreement with the U.S. Department of Justice on behalf of the EPA. The Tolling Agreement extends the deadline by which the EPA can bring a civil enforcement action, thereby providing the EPA, the Company and Franklin Power Products, Inc. time to discuss a settlement.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On July 19, 2004 the Company called a special stockholder meeting where a majority of the stockholders voted to approve an amendment of the Company’s Second Amended and Restated Certificate of Incorporation changing the name of the Company to Remy International, Inc., effective as of July 31, 2004.

The results of the stockholder vote were as follows:

Stock Class	For	Abstain	% of Votes in Favor
Common	4,939,178.75	132,938.56	97.37%

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Report(s) on Form 8-K

(1)	Report dated April 8, 2004, announcing the pricing of $125 million of Second-Priority Senior Secured Floating Rate Notes due 2009 and $150 million of 9 3/8% Senior Subordinated Notes due 2012.

(2)	Report dated April 26, 2004, announcing completion of the sale of $275 million of new notes.

(3)	Report dated May 5, 2004, announcing the Company’s results for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMY INTERNATIONAL, INC.
(Registrant)

Date:	August 6, 2004	By:	/s/ RAJESH K. SHAH
Rajesh K. Shah
Executive Vice President and Chief Financial Officer

Date:	August 6, 2004	By:	/s/ AMITABH RAI
Amitabh Rai
Vice President and Corporate Controller Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.