Form 10-Q
period 2004-09-30
REMY INTERNATIONAL, INC.
filed 2004-11-04
CIK 1046859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes ☐    No ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

Outstanding as of November 1, 2004
Common Stock – Class B	2,503,024.48

Remy International, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

Remy International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

IN THOUSANDS, At	September 30, 2004	December 31, 2003
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$72,987	$21,207
Trade accounts receivable, net	155,912	143,439
Other receivables	19,870	14,806
Inventories	214,466	198,400
Assets of discontinued operations	1,283	67,397
Other current assets	14,955	13,712

Total current assets	479,473	458,961
Property, plant and equipment	310,124	292,332
Less accumulated depreciation	182,556	167,529

Property, plant and equipment, net	127,568	124,803
Deferred financing costs, net	16,082	13,968
Goodwill, net	106,364	100,862
Investments in joint ventures	5,594	5,721
Other assets	17,847	19,661

Total assets	$752,928	$723,976

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$155,211	$154,350
Accrued interest	18,876	9,837
Accrued restructuring	6,074	10,402
Liabilities of discontinued operations	3,467	11,453
Other liabilities and accrued expenses	91,932	121,499
Current maturities of long-term debt	26,015	31,397

Total current liabilities	301,575	338,938
Long-term debt, net of current portion (Note 9)	612,136	593,003
Deferred income taxes	490	644
Post-retirement benefits other than pensions	16,813	16,431
Accrued pension benefits	12,467	13,073
Accrued restructuring	6,582	8,801
Other non-current liabilities	6,530	6,918
Commitments and contingencies
Minority interest	9,839	15,193
Redeemable preferred stock	—	306,969
Stockholders’ deficit:
Common stock:
Class A shares	—	—
Class B shares	3	3
Class C shares	—	—
Paid-in capital	334,336	—
Retained deficit	(533,717)	(560,193)
Accumulated other comprehensive loss	(14,126)	(15,804)

Total stockholders’ deficit	(213,504)	(575,994)

Total liabilities and stockholders’ deficit	$752,928	$723,976

See notes to the condensed consolidated financial statements.

Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months		Nine Months
IN THOUSANDS, For the three & nine months ended September 30,	2004	2003	2004	2003
Net sales	$254,271	$246,677	$795,331	$728,698
Cost of goods sold	204,239	199,015	640,736	592,815

Gross profit	50,032	47,662	154,595	135,883
Selling, general and administrative expenses	27,731	23,947	83,974	74,551
Restructuring charges	142	2,663	1,516	47,263

Operating income	22,159	21,052	69,105	14,069
Interest expense, net	14,208	13,845	44,378	41,426
Loss on early extinguishment of debt (Note 9)	—	—	7,939	—

Income (loss) from continuing operations before income taxes, minority interest and loss (income) from unconsolidated joint ventures	7,951	7,207	16,788	(27,357)
Income tax expense	3,364	2,085	4,448	11,494
Minority interest	769	1,466	2,139	2,225
Loss (income) from unconsolidated joint ventures	(67)	182	701	5,909

Net income (loss) from continuing operations	3,885	3,474	9,500	(46,985)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(25)	(833)	966	(3,881)
Gain on disposal of discontinued operations, net of tax	43,162	—	43,377	2,417

Net income (loss) from discontinued operations, net of tax	43,137	(833)	44,343	(1,464)

Net income (loss)	47,022	2,641	53,843	(48,449)
Accretion for redemption of preferred stock	9,459	8,477	27,367	24,418

Net income (loss) attributable to common stockholders	$37,563	$(5,836)	$26,476	$(72,867)

See notes to the condensed consolidated financial statements.

Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

IN THOUSANDS, For the nine months ended September 30,	2004	2003
Cash Flows from Operating Activities:
Net income (loss) attributable to common stockholders	$26,476	$(72,867)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss (income) from discontinued operations	(966)	3,881
Gain on disposal of discontinued operations	(43,377)	(2,417)
Depreciation	14,618	15,455
Amortization	2,023	1,091
Non-cash interest expense	2,939	3,770
Loss on early extinguishment of debt (Note 9)	7,939	—
Accretion for redemption of preferred stock	27,367	24,418
Minority interest	2,139	2,225
Loss from unconsolidated joint ventures	701	5,909
Deferred income taxes	(145)	3,737
Post-retirement benefits other than pensions	382	(5,840)
Accrued pension benefits	(606)	1,516
Restructuring charges	1,516	47,263
Cash payments for restructuring charges	(7,798)	(14,392)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	(12,345)	(21,007)
Inventories	(16,086)	(23,596)
Accounts payable	(252)	3,648
Other current assets and liabilities	(15,621)	15,413
Other non-current assets and liabilities, net	(4,836)	(1,446)

Net cash used in operating activities of continuing operations	(15,932)	(13,239)
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(24,751)	(9,546)
Net proceeds on sale of businesses	102,987	27,876
Purchases of property, plant and equipment	(15,429)	(11,986)

Net cash provided by investing activities of continuing operations	62,807	6,344
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	275,000	6,521
Retirement of long-term debt	(200,000)	—
Net (repayments) borrowings under revolving line of credit and other	(56,464)	4,621
Financing costs	(12,456)	—
Distributions to minority interests	(1,010)	—

Net cash provided by financing activities of continuing operations	5,070	11,142
Effect of exchange rate changes on cash	335	341
Cash flows of discontinued operations	(500)	(4,975)

Net increase (decrease) in cash and cash equivalents	51,780	(387)
Cash and cash equivalents at beginning of year	21,207	12,315

Cash and cash equivalents at end of period	$72,987	$11,928

See notes to the condensed consolidated financial statements.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS AND AS INDICATED

For the three and nine month periods ended September 30, 2004 and 2003

(Unaudited)

Introduction

In July 2004, the Board of Directors of Delco Remy International, Inc. approved changing the name of the Company from Delco Remy International, Inc. to Remy International, Inc. The name change became effective on August 1, 2004. The Company will continue to market certain starters and heavy-duty alternators for original equipment and aftermarket customers under the Delco Remy brand name, which is licensed to the Company by General Motors. The costs incurred through September 30, 2004 related to the name change were not material to the Company’s consolidated financial position or results of operations.

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The Company reclassified operating results and cash flows in 2003 to reflect the classification of the Company’s transmission remanufacturing businesses, Williams Technologies, Inc. (“Williams”), JAX Reman, L.L.C. (“JAX”) and AutoMatic Transmission International A/S (“AMT”), as discontinued operations. The Company also reclassified the balance sheet at December 31, 2003 to reflect the classification of these businesses as discontinued operations. For more information on this matter refer to Note 4 and Note 7.

Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2003.

2. Additional Balance Sheet Information

Inventories

The components of inventory were as follows at:

	September 30, 2004	December 31, 2003
Raw material	$110,514	$108,274
Work-in-process	7,244	7,696
Finished goods	96,708	82,430

Total	$214,466	$198,400

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

	September 30, 2004	December 31, 2003
Balance at beginning of year	$20,472	$15,260
Provision and other	29,897	53,593
Payments and charges against the accrual	(33,760)	(48,381)

Balance at end of period	$16,609	$20,472

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

During the second quarter of 2004, in connection with settlement of the arbitration between certain of the Company’s affiliates and its former partner at its operations in Mexico (see Note 13), the Company recorded the purchase of the remaining shares of the Mexico joint venture from the minority shareholders. The net purchase portion of the arbitration award of $5,488 in cash was paid in the third quarter of 2004 and resulted in a $5,101 increase in goodwill.

2003 Acquisitions

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

During the nine months ended September 30, 2003, the Company made payments totaling $3,064 under contractual put agreements to purchase additional shares from the minority shareholders of World Wide Automotive, L.L.C. (“World Wide”) (fka World Wide Automotive, Inc.), which was acquired in 1997. These payments increased the Company’s ownership percentage of World Wide from 94.0% to 97.2%. The Company purchased the remaining minority shareholders’ interest in World Wide during the fourth quarter of 2003.

The Company made payments totaling $3,375 during the nine months ended September 30, 2003 under contractual put agreements to purchase additional shares from the minority shareholder of Power Investments, Inc. (“Power”), which was acquired in 1996. These payments increased the Company’s ownership percentage of Power from 93.4% to 97.7%. The Company purchased the remaining minority shareholders’ interest in Power during the fourth quarter of 2003.

During the nine months ended September 30, 2003, the Company made a payment of $2,648 on notes issued in 2002 in connection with the acquisition of the remaining shares from the minority shareholders of Remy Korea.

4. Business Divestiture

On September 1, 2004 the Company completed a stock sale of its two wholly-owned subsidiaries, Williams and JAX, to Caterpillar, Inc. (“CAT”) for $105,000. The Company realized cash proceeds of $102,665 and recorded an estimated gain of $44,215, net of income taxes and deal-related costs and subject to future adjustment. The historical results for these companies are treated as discontinued operations beginning in the third quarter of 2004 and all prior periods have been reclassified accordingly. For more information on discontinued operations see Note 7 below.

5. Corporate Reorganization

Effective September 30, 2004, the stockholders of the Company formed a new holding company, Remy Worldwide Holdings, Inc. (“Remy Holdings”), to own all of the outstanding stock of Remy International, Inc. The Company’s stockholders exchanged all of their stock for identical shares in Remy Holdings with the same number and class of shares and percentage ownership of Remy Holdings and the same relative rights and preferences in the equity value of Remy Holdings, as they previously held in the Company. As a result, the Company is now a wholly-owned subsidiary of Remy Holdings and the stockholders of the Company became stockholders of Remy Holdings. The Company will continue to be the issuer of its outstanding notes and the reporting company with the Securities and Exchange Commission.

In conjunction with the formation of the new holding company, all of the outstanding shares of the Company’s Series A Preferred Stock were cancelled. The cancellation is reflected in the condensed consolidated balance sheet as a reclassification of the Preferred Stock to Paid-in Capital, which increased stockholders’ equity by $334,336 and was the amount attributable to the outstanding Series A Preferred Stock as of September 30, 2004. Since the Company’s Preferred Stock was cancelled, the accretion of Preferred Stock dividends will no longer be reflected in the Company’s financial statements, effective October 1, 2004.

As a result of the reorganization the Company’s Class A and Class C Common Stock were converted into the same number of shares of Class B Common Stock. Accordingly, as of September 30, 2004, the Company had an aggregate of 2,503,024.48 shares of Class B Common Stock outstanding, consisting of 1,000.00 shares of converted Class A Common Stock, 16,687.00 shares of converted Class C Common Stock, and 2,485,337.48 shares of Class B Common Stock previously outstanding.

6. Accounts Receivable Programs

The Company participates in two programs that accelerate the collection of accounts receivable. Under one program, the Company sells the accounts of certain of its aftermarket customers to banks, on a non-recourse basis, at a discount. At September 30, 2004 and 2003, the amount of receivables under this program was approximately $29,700 and $23,700, respectively. The second program is an early pay plan under which a third party acts as paying agent for one of the Company’s customers. The accounts are paid, at a discounted rate, in five to seven days after shipment instead of the regular terms. This program is also without recourse. The amount covered by this plan at September 30, 2004 and 2003 was approximately $11,700 and $13,700, respectively.

7. Discontinued Operations

In the third quarter of 2004, the Company completed the sale of its wholly-owned remanufactured transmission subsidiaries, Williams and JAX, to CAT for $105,000 in cash. The Company realized cash proceeds of $102,665 and recorded an estimated gain of $44,215, net of income taxes and deal-related costs and subject to future adjustment. In the third quarter the Company also committed to a plan to dispose of its automatic transmission remanufacturing business, AMT, based in Soborg, Denmark. An estimated loss of $1,800 was recorded in connection with this action. As a result of the sale of Williams and JAX and the plan of disposition for AMT, the operating results, balance sheets and cash flows of these businesses, comprising the Company’s remanufactured transmission business, were classified as discontinued operations effective in the third quarter of 2004. All prior periods have been reclassified.

During the first quarter of 2003, the Company successfully completed the sale of Tractech, Inc. and Kraftube, Inc. In connection with the sale, the Company recorded an estimated gain on the sale of $2,417 in the first quarter of 2003, subject to adjustment based on the financial performance of these businesses in 2004 through 2008. In the third quarter we recorded an additional gain of $107 and for the nine months ended September 30, 2004 a total of $323 has been recorded. The operating results, balance sheets and cash flows of these businesses were classified as discontinued operations effective in the first quarter of 2004.

In the first quarter of 2003, the Company completed plans to exit its contract remanufacturing operation for gas engines in Beaumont, Texas. The operating results, balance sheets and cash flows of this business were also classified as discontinued operations effective in the first quarter of 2003.

In the second quarter of 2002, the Company completed plans to exit its retail aftermarket gas engine business. In connection with the discontinuance of the business, a charge of $28,248 was recorded in 2002 to write down the relevant assets to their estimated realizable value. An additional charge of $2,824 was recorded in 2002 for the estimated cost of employee termination benefits and closure of facilities. In the third quarter of 2004, the Company reduced its estimated loss on the disposal of this business by $639.

The Company currently expects to make additional total cash payments relative to its discontinued operations, which have been fully accrued, of approximately $3,500 in last three months of 2004.

Selected financial information for discontinued operations for the three months and nine months ended September 30 is as follows:

	Three Months		Nine Months
	2004	2003	2004	2003
Net sales	$15,009	$16,907	$62,730	$73,238
Interest expense	1,070	1,673	4,316	6,163
Income (loss) before tax	3	(960)	1,057	(3,253)
Net income (loss)	$(25)	$(833)	$966	$(3,881)

8. Restructuring Charges

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

A total charge of $1,516 was recorded in the first nine months of 2004 relative to the 2004 and 2003 actions. This charge consisted of $717 for the cost of voluntary and involuntary employee separation programs and other miscellaneous costs of $799.

For the nine months ended September 30, 2003, the Company recorded a net restructuring charge of $47,263 relative to the restructuring actions listed above. A total charge of $48,968 was recorded for the full year 2003 for the estimated cost of the 2003 actions. This charge consisted of $14,381 for the estimated cost of various voluntary and involuntary employee separation programs associated with the resulting workforce reductions of approximately 710 employees; $29,233 for the impairment of fixed assets and capital leases; $9,066 for the impairment of operating leases; a post-employment benefit curtailment gain of $7,216; a pension plan curtailment charge of $1,835; and other miscellaneous costs of $1,669.

Relative to the employee termination programs established in 2003 and 2004, $1,057, $420 and $56 were paid in the first, second and third quarters of 2004, respectively, $8,405 was paid in 2003 and $3,926 and $1,234 are expected to be paid in the last three months of 2004 and in 2005, respectively. The Company currently expects to record additional charges of approximately $500 in connection with these actions in the last three months of 2004.

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

The following table summarizes the activity in the restructuring accrual of continuing operations for the nine months ended September 30, 2004:

	Termination Benefits	Exit/ Impairment Costs	Total
Reserve at December 31, 2003	$10,713	$8,490	$19,203
Provision	717	799	1,516
Payments	(6,270)	(1,528)	(7,798)
Other	16	(281)	(265)

Reserve at September 30, 2004	$5,176	$7,480	$12,656

Discontinued Operations

The restructuring charges, payments and liabilities relative to discontinued operations are classified as discontinued operations in the Company’s consolidated financial statements.

In 2003, the Company completed plans for the closure of its aftermarket transmission remanufacturing facility in Jacksonville, Florida.

In the first nine months of 2004, the Company recorded restructuring charges in its discontinued operations of $421, consisting of $346 of employee termination benefit costs and $75 of other costs.

In 2003, the company recorded restructuring charges in its discontinued operations of $929, consisting of $646 of employee termination benefit costs and $283 of asset impairment and other costs.

Relative to the termination charges in 2003 and 2004, $222 was paid in 2003, $706 was paid in the first nine months of 2004 and $64 is expected to be paid in the last three months of 2004.

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

The following table summarizes the activity in the restructuring accrual of discontinued operations for the nine months ended September 30, 2004:

	Termination Benefits	Exit/ Impairment Costs	Total
Reserve at December 31, 2003	$424	$358	$782
Provision	346	75	421
Payments	(706)	(230)	(936)
Other	—	(88)	(88)

Reserve at September 30, 2004	$64	$115	$179

9. Long-Term Debt

On September 1, 2004, the Company amended its senior credit facility to change certain definitions and to adjust certain financial covenants to reflect the sale of Williams and JAX. The revised covenant calculation for Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was lowered from $108,000 to $99,000 for the rolling twelve-month period ending December 31, 2004, reflecting the sale of the transmission business.

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

Required principal payments of long-term debt and capitalized leases are as follows:

Last three months of 2004	$2,482
2005	26,052
2006	5,043
2007	149,978
2008	5,277
Thereafter	449,319

Total principal payments	$638,151

10. Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency instruments and minimum pension liability adjustments. The before tax income (loss), related income tax effect and accumulated balance for the first, second and third quarters of 2004 are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Currency Instruments	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Loss
Balances at December 31, 2003	$(7,876)	$(356)	$(7,572)	$(15,804)
Before tax income	796	2,555	—	3,351
Income tax effect	—	766	—	766

Other comprehensive income	796	1,789	—	2,585

Balances at March 31, 2004	(7,080)	1,433	(7,572)	(13,219)
Before tax loss	(1,182)	(485)	—	(1,667)
Income tax effect	—	(145)	—	(145)

Other comprehensive loss	(1,182)	(340)	—	(1,522)

Balances at June 30, 2004	(8,262)	1,093	(7,572)	(14,741)
Before tax income (loss)	907	(417)	—	490
Income tax effect	—	(125)	—	(125)

Other comprehensive income (loss)	907	(292)	—	615

Balances at September 30, 2004	$(7,355)	$801	$(7,572)	$(14,126)

The Company’s total comprehensive income (loss) was as follows:

Three months ended September 30, 2004	$47,637
Three months ended September 30, 2003	2,891
Nine months ended September 30, 2004	55,521
Nine months ended September 30, 2003	(47,062)

11. Employee Benefit Plans

Agreements with GM

In connection with the Company’s separation from General Motors Corporation (“GM”), the Company and GM agreed to allocate the responsibility for employee pension benefits and post-retirement health care and life insurance on a pro-rata basis between Remy Inc. (“RI”) (fka Delco Remy America, Inc.), a wholly-owned subsidiary and GM. The allocation is primarily determined upon years of service with RI and aggregate years of service with RI and GM. Effective August 1, 1994, RI established hourly (collectively bargained union employees) and salaried pension and post-retirement health care and life insurance plans which are similar to the plans previously offered by GM.

Pension and Post-Retirement Health Care and Life Insurance Plans

RI has defined benefit pension plans covering substantially all of its employees. The plan covering salaried employees provides benefits that are based upon years of service and final estimated average compensation. Pursuant to the March 31, 2003 Plant Shut-Down Agreement, there are no remaining active hourly employees. Benefits for former hourly employees are based on stated amounts for each year of service. RI’s funding policy is to contribute amounts to provide the plans with sufficient assets to meet future benefit payment requirements consistent with actuarial determinations of the funding requirements of federal laws. Plan assets are primarily invested in mutual funds, which invest in both debt and equity instruments.

RI maintains hourly and salaried benefit plans that provide post-retirement health care and life insurance to retirees and eligible dependents. RI retains the right to modify or terminate the plans providing these benefits. The salaried plan has cost sharing features such as deductibles and co-payments. Salaried employees hired January 1, 1993 and after are not eligible for the above-described post-retirement benefits. It is RI’s policy to fund these benefits as claims are incurred.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. The enactment of this Act is not expected to have a significant effect on the Company’s plan. The APBO and net periodic postretirement benefit costs do not reflect any effect of the Act. The effects of the Act shall be incorporated in the next measurement of plan obligations as required by SFAS No. 106.

The components of expense for the three-month and nine-month periods ended September 30, 2004 and 2003 for the plans are as follows:

Pension Benefits

	Three Months		Nine Months
Components of expense	2004	2003	2004	2003
Service costs	$385	$380	$1,327	$1,140
Interest costs	589	551	1,754	1,653
Expected return on plan assets	(406)	(390)	(1,302)	(1,172)
Amortization of prior service cost	24	24	72	72
Recognized net actuarial loss	84	76	279	230
Curtailments	—	—	—	1,835

Net periodic pension cost	$676	$641	$2,130	$3,758

Post-Retirement Health Care and Life Insurance Plans

	Three Months		Nine Months
Components of expense	2004	2003	2004	2003
Service costs	$118	$93	$354	$281
Interest costs	294	290	882	870
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	36	18	107	54
Curtailments	—	—	—	(7,216)

Net periodic pension cost	$448	$401	$1,343	$(6,011)

Cash Flows

The Company contributed $2,978 in the first nine months of 2004 and plans to contribute $3,753 to its pension plans for all of 2004. The post-retirement health care plan is funded as benefits are paid.

12. Income Taxes

Income tax expense on continuing operations of $4,448 for the nine months ended September 30, 2004 consisted of provisions for federal alternative minimum tax of $260, domestic state and local taxes of $637 and taxes in various foreign jurisdictions of $3,551. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company established a valuation allowance for domestic U.S. deferred tax assets in 2003, which resulted in no domestic U.S. tax provision on 2004 domestic income. Income tax expense on continuing operations of $11,494 for the nine months ended September 30, 2003 consisted of provisions in foreign jurisdictions of $8,539 and $2,955 of withholding tax on intercompany dividends.

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

Remy Mexico, S. De R.L. De C.V. Arbitration

Remy Mexico Holdings, S. de R.L. de C.V. (“RMH”), an indirect subsidiary, and GCID Autopartes, S.A. de C.V. (“GCID”), were parties to a series of agreements, including a partnership agreement. The partnership agreement created Remy Mexico, S. de R.L. de C.V. (formerly Delco Remy Mexico, S. de R.L. de C.V.) (“RM”), which operated certain manufacturing facilities in Mexico. GCID was the minority partner with a 24% ownership interest. An affiliate of the Company and RMH, Remy Componentes, S. de R.L. de C.V. (“RC”) and RM, were parties to a services agreement with an affiliate of GCID relating to the partnership, which, among other things, required the payment of fees in connection with the provision of employees to the partnership. That agreement terminated as of April 3, 2004. Another affiliate of GCID was the partnership’s landlord until April 30, 2004.

RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements with RMH and to sell its partnership interest to RMH in exchange for a $13 million termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under the partnership agreement, alleging that RMH had failed to conduct the business of the partnership in accordance with that agreement. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association against RMH and later added RC and a wholly-owned subsidiary, Remy, Inc. (formerly Delco Remy America, Inc.), who together with RMH and RC are referred to as the named parties. GCID and its affiliates sought damages for the alleged (i) breaches of the partnership agreement, including a requirement under the partnership that RMH buy out GCID’s partnership interest; (ii) breaches of fiduciary duty; (iii) breaches of various other contracts between and among the various parties; and (iv) tortious interference with contractual relations. RM terminated the lease agreement as of September 27, 2003. RM and RC relocated all operations to another facility in San Luis Potosi, Mexico as of April 30, 2004. In accordance with an interim award from the arbitration panel on March 10, 2004, RM and RC hired the employees previously provided by GCID’s affiliate under the services agreement as of April 3, 2004.

The arbitration panel issued its final award on June 25, 2004. In accordance with the final award, on July 6, 2004 GCID transferred its interest in RM to RMH and RMH, RM and RC paid GCID and its affiliates approximately $17,300 for GCID’s minority interest, the award for past services fees for the period of 1997 through 2004, and other claims, including interest. RMH, RM and RC also paid approximately $1,800 in VAT as a result of these payments.

UAW Litigation

On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”) and its Local Union 662 filed suit against the Company and RI, in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits plan (“SUB plan”). The plaintiffs allege that the SUB plan provides supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20,000 for employees who were terminated as a result of the closure of RI’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also seek to enforce terminated provisions of a health care program which the plaintiffs allege provides the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify RI’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003 to which the Company filed an answer on July 24, 2003. The magistrate has approved a case management plan, and the trial is currently expected to begin in January 2005. The Company denies the material allegations of the complaint, denies any wrongdoing and intends to defend itself vigorously, but is unable to predict whether the proceedings will have a material adverse effect on the Company.

Remy Reman Facilities

The Remy Reman facilities in Mississippi identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. The Mississippi Department of Environmental Quality issued Notices of Violation regarding two of the facilities and the subsidiaries have agreed to either pay approximately $60 in penalties and spend approximately $110 in supplemental environmental projects (“SEPs”) or to pay approximately $170 in penalties if no SEPs are completed.

Franklin Power Products, Inc.

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. has installed wastewater treatment equipment, is in compliance with the terms of the Order and has eliminated the discharge. In July 2004, the Company and Franklin Power Products, Inc. entered into a Tolling Agreement with the U.S. Department of Justice on behalf of the EPA. Since that time, the Company has been cooperating with the EPA by providing additional requested information.

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

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at September 30, 2004 and December 31, 2003 and for the three-month and the nine-month periods ended September 30, 2004 and 2003.

The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

The following table sets forth the Subsidiary Guarantors and direct Non-Guarantor Subsidiaries:

Subsidiary Guarantors	Non-Guarantor Subsidiaries

• Ballantrae Corporation	• AutoMatic Transmission International A/S

• Franklin Power Products, Inc.	• Central Precision Limited

• International Fuel Systems, Inc.	• Remy Automotive Germany GmbH (fka Delco Remy

• M & M Knopf Auto Parts, L.L.C.	Germany GmbH)

• Marine Corporation of America	• Delco Remy International (Europe) GmbH, iL

• Nabco, Inc.	• Electro Diesel Rebuild BVBA

• Power Investments, Inc.	• Electro-Rebuild Tunisia S.A.R.L.

• Power Investments Marine, Inc.	• Magnum Power Products, L.L.C.

• Powrbilt Products, Inc.	• Publitech, Inc.

• Reman Holdings, L.L.C.	• Remy Automotive Brasil Ltda. (fka Delco Remy Brasil Ltda.)

• Remy Inc. (fka DRA)	• Remy Automotive Europe BVBA (fka Delco Remy Belgium

• Remy International Holdings, Inc.	BVBA)

(fka Remy International, Inc.)	• Remy Automotive Mexico, S. de R.L. de C.V. (fka Delco

• Remy Powertrain, L.P.	Remy Mexico, S. de R.L. de C.V.)

• Remy Reman, L.L.C.	• Remy Automotive Poland, Sp.zo.o.

• World Wide Automotive, L.L.C.	• Remy Automotive UK Limited (fka Delco Remy UK Limited)

• Remy Componentes S. de R. L. de C. V.

• Remy Automotive Hungary kft (fka Delco Remy Hungary kft.)

• Remy India Holdings, Inc.

• Remy Korea Holdings, Inc.

• Remy Remanufacturing de Mexico, S. de R.L. de C.V. (fka

Delco Remy Remanufacturing de Mexico, S. de R.L. de C.V.)

• World Wide Automotive Distributors, Inc.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

(Unaudited)

IN THOUSANDS, At September 30, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Assets:
Current assets:
Cash and cash equivalents	$52,817	$186	$19,984	$—		$72,987
Trade accounts receivable, net	—	112,947	42,965	—		155,912
Other receivables	2,306	3,546	14,018	—		19,870
Inventories	—	151,565	64,258	(1,357	) (c)	214,466
Assets of discontinued operations	—	563	720	—		1,283
Other currents assets	3,506	1,922	9,527	—		14,955

Total current assets	58,629	270,729	151,472	(1,357)		479,473
Property, plant and equipment	869	179,918	129,337	—		310,124
Less accumulated depreciation	68	132,775	49,713	—		182,556

Property, plant and equipment, net	801	47,143	79,624	—		127,568
Deferred financing costs, net	16,082	—	—	—		16,082
Goodwill, net	—	94,255	12,109	—		106,364
Investments in subsidiaries and joint ventures	373,537	—	—	(367,943	) (a)	5,594
Other assets	2,799	6,398	8,650	—		17,847

Total assets	$451,848	$418,525	$251,855	$(369,300)		$752,928

Liabilities and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$998	$104,226	$49,987	$—		$155,211
Intercompany accounts	7,788	(27,856)	20,669	(601	) (c)	—
Accrued interest	18,771	—	105	—		18,876
Accrued restructuring	—	5,669	405	—		6,074
Liabilities of discontinued operations	—	1,077	2,390	—		3,467
Other liabilities and accrued expenses	14,973	60,027	16,932	—		91,932
Current maturities of long-term debt	—	1,357	24,658	—		26,015

Total current liabilities	42,530	144,500	115,146	(601)		301,575
Long-term debt, net of current portion (Note 9)	583,803	15,648	12,685	—		612,136
Deferred income taxes	1,065	(13)	(562)	—		490
Post-retirement benefits other than pensions	16,813	—	—	—		16,813
Accrued pension benefits	12,467	—	—	—		12,467
Accrued restructuring	—	6,582	—	—		6,582
Other non-current liabilities	2,155	2,575	1,800	—		6,530
Minority interest	—	1,466	8,373	—		9,839
Stockholders’ (deficit) equity:
Common stock:
Class B Shares	3	—	—	—		3
Paid-in capital	334,336	—	—	—		334,336
Subsidiary investment	—	239,015	110,441	(349,456	) (a)	—
Retained (deficit) earnings	(533,717)	9,234	10,009	(19,243	) (b)	(533,717)
Accumulated other comprehensive loss	(7,607)	(482)	(6,037)	—		(14,126)

Total stockholders’ (deficit) equity	(206,985)	247,767	114,413	(368,699)		(213,504)

Total liabilities and stockholders’ (deficit) equity	$451,848	$418,525	$251,855	$(369,300)		$752,928

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

IN THOUSANDS, At December 31, 2003	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Assets:
Current assets:
Cash and cash equivalents	$1	$249	$20,957	$—		$21,207
Trade accounts receivable, net	—	106,532	36,907	—		143,439
Other receivables	—	4,359	10,447	—		14,806
Inventories	—	130,893	68,776	(1,269	) (c)	198,400
Assets of discontinued operations	—	67,151	246	—		67,397
Other currents assets	5,529	1,702	6,481	—		13,712

Total current assets	5,530	310,886	143,814	(1,269)		458,961
Property, plant and equipment	57	172,683	119,592	—		292,332
Less accumulated depreciation	47	126,077	41,405	—		167,529

Property, plant and equipment, net	10	46,606	78,187	—		124,803
Deferred financing costs, net	13,968	—	—	—		13,968
Goodwill, net	—	93,854	7,008	—		100,862
Investments in subsidiaries and joint ventures	348,934	—	—	(343,213	) (a)	5,721
Other assets	5,326	5,658	8,677	—		19,661

Total assets	$373,768	$457,004	$237,686	$(344,482)		$723,976

Liabilities and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$2,771	$74,028	$77,551	$—		$154,350
Intercompany accounts	12,526	30,737	(42,662)	(601	) (c)	—
Accrued interest	9,750	—	87	—		9,837
Accrued restructuring	—	9,787	615	—		10,402
Liabilities of discontinued operations	—	10,154	1,299	—		11,453
Other liabilities and accrued expenses	15,325	89,117	17,057	—		121,499
Current maturities of long-term debt	684	1,170	29,543	—		31,397

Total current liabilities	41,056	214,993	83,490	(601)		338,938
Long-term debt, net of current portion (Note 9)	560,214	16,692	16,097	—		593,003
Deferred income taxes	—	(974)	1,618	—		644
Post-retirement benefits other than pensions	16,431	—	—	—		16,431
Accrued pension benefits	13,073	—	—	—		13,073
Accrued restructuring	—	8,801	—	—		8,801
Other non-current liabilities	3,788	1,804	1,326	—		6,918
Minority interest	—	11	15,182	—		15,193
Redeemable preferred stock	306,969	—	—	—		306,969
Stockholders’ (deficit) equity:
Common stock:
Class A Shares	—	—	—	—		—
Class B Shares	3	—	—	—		3
Class C Shares	—	—	—	—		—
Subsidiary investment	—	286,316	113,750	(400,066	) (a)	—
Retained (deficit) earnings	(560,193)	(69,137)	12,952	56,185	(b)	(560,193)
Accumulated other comprehensive loss	(7,573)	(1,502)	(6,729)	—		(15,804)

Total stockholders’ (deficit) equity	(567,763)	215,677	119,973	(343,881)		(575,994)

Total liabilities and stockholders’ (deficit) equity	$373,768	$457,004	$237,686	$(344,482)		$723,976

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the three months ended September 30, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$233,008	$106,763	$(85,500	)(a)	$254,271
Cost of goods sold	—	195,316	94,423	(85,500	)(a)	204,239

Gross profit	—	37,692	12,340	—		50,032
Selling, general and administrative expenses	5,104	17,200	5,427	—		27,731
Restructuring charges (credits)	109	43	(10)	—		142

Operating (loss) income	(5,213)	20,449	6,923	—		22,159
Interest expense, net	13,177	602	429	—		14,208
Loss on early extinguishment of debt (Note 9)	—	—	—	—		—

Income (loss) from continuing operations before income taxes, minority interest, income from unconsolidated joint ventures and equity in earnings of subsidiaries	(18,390)	19,847	6,494	—		7,951
Income tax expense	912	83	2,369	—		3,364
Minority interest	—	608	161	—		769
Income from unconsolidated joint ventures	—	—	(67)	—		(67)
Equity in earnings of subsidiaries	(22,109)	—	—	22,109	(b)	—

Net income (loss) from continuing operations	2,807	19,156	4,031	(22,109)		3,885
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	(348)	323	—		(25)
Gain (loss) on disposal of discontinued operations, net of tax	44,215	747	(1,800)	—		43,162

Net income (loss) from discontinued operations, net of tax	44,215	399	(1,477)	—		43,137

Net income	47,022	19,555	2,554	(22,109)		47,022
Accretion for redemption of preferred stock	9,459	—	—	—		9,459

Net income attributable to common stockholders	$37,563	$19,555	$2,554	$(22,109)		$37,563

(a)	Elimination of intercompany sales and cost of sales.

(b)	Elimination of equity in net income of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the three months ended September 30, 2003	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$245,315	$125,325	$(123,963	)(a)	$246,677
Cost of goods sold	—	207,162	115,816	(123,963	)(a)	199,015

Gross profit	—	38,153	9,509	—		47,662
Selling, general and administrative expenses	2,495	16,542	4,910	—		23,947
Restructuring charges	—	2,029	634	—		2,663

Operating (loss) income	(2,495)	19,582	3,965	—		21,052
Interest expense, net	12,685	670	490	—		13,845

Income (loss) from continuing operations before income taxes, minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(15,180)	18,912	3,475	—		7,207
Income tax (benefit) expense	(2,909)	4,355	639	—		2,085
Minority interest	—	803	663	—		1,466
Loss from unconsolidated joint ventures	—	—	182	—		182
Equity in earnings of subsidiaries	(14,912)	—	—	14,912	(b)	—

Net income from continuing operations	2,641	13,754	1,991	(14,912)		3,474
Discontinued operations:
Loss from discontinued operations, net of tax	—	(416)	(417)	—		(833)

Net loss from discontinued operations, net of tax	—	(416)	(417)	—		(833)

Net income	2,641	13,338	1,574	(14,912)		2,641
Accretion for redemption of preferred stock	8,477	—	—	—		8,477

Net (loss) income attributable to common stockholders	$(5,836)	$13,338	$1,574	$(14,912)		$(5,836)

(a)	Elimination of intercompany sales and cost of sales.

(b)	Elimination of equity in net income of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the nine months ended September 30, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$739,700	$332,709	$(277,078	)(a)	$795,331
Cost of goods sold	—	606,422	311,392	(277,078	)(a)	640,736

Gross profit	—	133,278	21,317	—		154,595
Selling, general and administrative expenses	14,948	51,805	17,221	—		83,974
Restructuring charges	110	1,116	290	—		1,516

Operating (loss) income	(15,058)	80,357	3,806	—		69,105
Interest expense, net	40,907	1,859	1,612	—		44,378
Loss on early extinguishment of debt (Note9)	7,939	—	—	—		7,939

Income (loss) from continuing operations before income taxes, minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(63,904)	78,498	2,194	—		16,788
Income tax expense	1,896	1,314	1,238	—		4,448
Minority interest	—	1,484	655	—		2,139
Loss from unconsolidated joint ventures	—	—	701	—		701
Equity in earnings of subsidiaries	(75,428)	—	—	75,428	(b)	—

Net income (loss) from continuing operations	9,628	75,700	(400)	(75,428)		9,500
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	1,709	(743)	—		966
Gain (loss) on disposal of discontinued operations, net of tax	44,215	962	(1,800)	—		43,377

Net income (loss) from discontinued operations, net of tax	44,215	2,671	(2,543)	—		44,343

Net income (loss)	53,843	78,371	(2,943)	(75,428)		53,843
Accretion for redemption of preferred stock	27,367	—	—	—		27,367

Net income (loss) attributable to common stockholders	$26,476	$78,371	$(2,943)	$(75,428)		$26,476

(a)	Elimination of intercompany sales and cost of sales.

(b)	Elimination of equity in net income of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the nine months ended September 30, 2003	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$745,469	$385,074	$(401,845	)(a)	$728,698
Cost of goods sold	—	648,268	346,392	(401,845	)(a)	592,815

Gross profit	—	97,201	38,682	—		135,883
Selling, general and administrative expenses	10,109	50,524	13,918	—		74,551
Restructuring charges	—	46,629	634	—		47,263

Operating (loss) income	(10,109)	48	24,130	—		14,069
Interest expense, net	37,882	2,167	1,377	—		41,426

Income (loss) from continuing operations before income taxes, minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(47,991)	(2,119)	22,753	—		(27,357)
Income tax expense (benefit)	14,592	(11,393)	8,295	—		11,494
Minority interest	—	449	1,776	—		2,225
Loss from unconsolidated joint ventures	—	—	5,909	—		5,909
Equity in earnings of subsidiaries	(14,134)	—	—	14,134	(b)	—

Net (loss) income from continuing operations	(48,449)	8,825	6,773	(14,134)		(46,985)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(2,831)	(1,050)	—		(3,881)
Gain on disposal of discontinued operations, net of tax	—	2,417	—	—		2,417

Net loss from discontinued operations, net of tax	—	(414)	(1,050)	—		(1,464)

Net (loss) income	(48,449)	8,411	5,723	(14,134)		(48,449)
Accretion for redemption of preferred stock	24,418	—	—	—		24,418

Net (loss) income attributable to common stockholders	$(72,867)	$8,411	$5,723	$(14,134)		$(72,867)

(a)	Elimination of intercompany sales and cost of sales.

(b)	Elimination of equity in net loss of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(Unaudited)

IN THOUSANDS, For the nine months ended September 30, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net income (loss) attributable to common stockholders	$26,476	$78,371	$(2,943)	$(75,428	)(a)	$26,476
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss (income) from discontinued operations	—	(1,709)	743	—		(966)
Loss (gain) on disposal of discontinued operations	(44,215)	(962)	1,800	—		(43,377)
Depreciation	20	7,110	7,488	—		14,618
Amortization	747	775	501	—		2,023
Non-cash interest expense	2,939	—	—	—		2,939
Loss on early extinguishment of debt (Note 9)	7,939	—	—	—		7,939
Accretion for redemption of preferred stock	27,367	—	—	—		27,367
Minority interest	—	1,484	655	—		2,139
Loss from unconsolidated joint ventures	—	—	701	—		701
Equity in earnings of subsidiaries	(75,428)	—	—	75,428	(a)	—
Deferred income taxes	1,066	973	(2,184)	—		(145)
Post retirement benefits other than pensions	382	—	—	—		382
Accrued pension benefits	(606)	—	—	—		(606)
Restructuring charges	110	1,116	290	—		1,516
Cash payments for restructuring charges	—	(7,276)	(522)	—		(7,798)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	—	(6,414)	(5,931)	—		(12,345)
Inventories	—	(20,584)	4,498	—		(16,086)
Accounts payable	(1,774)	30,200	(28,678)	—		(252)
Other current assets and liabilities	13,864	(13,326)	(16,159)	—		(15,621)
Other non-current assets and liabilities, net	(12,882)	(48,685)	56,731	—		(4,836)

Net cash (used in) provided by operating activities of continuing operations	(53,995)	21,073	16,990	—		(15,932)
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(5,488)	(13,669)	(5,594)	—		(24,751)
Net proceeds on sale of businesses	102,663	324	—	—		102,987
Purchases of property, plant and equipment	(812)	(8,010)	(6,607)	—		(15,429)

Net cash provided by (used in) investing activities of continuing operations	96,363	(21,355)	(12,201)	—		62,807
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	275,000	—	—	—		275,000
Retirement of long-term debt	(200,000)	—	—	—		(200,000)
Net repayments under revolving line of credit and other	(52,096)	(858)	(3,510)	—		(56,464)
Financing costs	(12,456)	—	—	—		(12,456)
Distributions to minority interests	—	—	(1,010)	—		(1,010)

Net cash provided by (used in) financing activities of continuing operations	10,448	(858)	(4,520)	—		5,070
Effect of exchange rate changes on cash	—	—	335	—		335
Cash flows of discontinued operations	—	1,077	(1,577)	—		(500)

Net increase (decrease) in cash and cash equivalents	52,816	(63)	(973)	—		51,780
Cash and cash equivalents at beginning of year	1	249	20,957	—		21,207

Cash and cash equivalents at end of period	$52,817	$186	$19,984	$—		$72,987

(a)	Elimination of equity in earnings of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(Unaudited)

IN THOUSANDS, For the nine months ended September 30, 2003	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(78,260)	$8,411	$5,723	$(8,741	)(a)	$(72,867)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	2,831	1,050	—		3,881
Gain on disposal of discontinued operations	—	(2,417)	—	—		(2,417)
Depreciation	8	8,748	6,699	—		15,455
Amortization	747	74	270	—		1,091
Non-cash interest expense	3,770	—	—	—		3,770
Accretion for redemption of preferred stock	24,418	—	—	—		24,418
Minority interest	—	449	1,776	—		2,225
Loss from unconsolidated joint ventures	—	—	5,909	—		5,909
Equity in earnings of subsidiaries	(8,741)	—	—	8,741	(a)	—
Deferred income taxes	1,938	—	1,799	—		3,737
Post retirement benefits other than pensions	—	(5,840)	—	—		(5,840)
Accrued pension benefits	(454)	1,970	—	—		1,516
Restructuring charges	—	46,629	634	—		47,263
Cash payments for restructuring charges	—	(13,847)	(545)	—		(14,392)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	—	(20,776)	(231)	—		(21,007)
Inventories	—	(7,880)	(15,716)	—		(23,596)
Accounts payable	768	(6,853)	9,733	—		3,648
Other current assets and liabilities	13,728	1,852	(167)	—		15,413
Other non-current assets and liabilities, net	42,665	(25,317)	(18,794)	—		(1,446)

Net cash provided by (used in) operating activities of continuing operations	587	(11,966)	(1,860)	—		(13,239)
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(6,439)	(3,107)	—		(9,546)
Net proceeds on sale of businesses	—	27,876	—	—		27,876
Purchases of property, plant and equipment	—	(5,144)	(6,842)	—		(11,986)

Net cash provided by (used in) investing activities of continuing operations	—	16,293	(9,949)	—		6,344
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	—	6,521	—		6,521
Net borrowings (repayments) under revolving line of credit and other	(291)	(723)	5,635	—		4,621

Net cash (used in) provided by financing activities of continuing operations	(291)	(723)	12,156	—		11,142
Effect of exchange rate changes on cash	—	—	341	—		341
Cash flows of discontinued operations	—	(3,681)	(1,294)	—		(4,975)

Net increase (decrease) in cash and cash equivalents	296	(77)	(606)	—		(387)
Cash and cash equivalents at beginning of year	1	156	12,158	—		12,315

Cash and cash equivalents at end of period	$297	$79	$11,552	$—		$11,928

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Item 2.	REMY INTERNATIONAL, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and nine month periods ended September 30, 2004 and 2003

Introduction

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003, including the financial statements and accompanying notes. In the third quarter of 2004, we completed the sale of our wholly-owned remanufactured transmission subsidiaries, Williams and JAX, to Caterpillar, Inc. (“CAT”) for $105.0 million in cash. We realized net cash proceeds of $102.7 million and recorded an estimated gain of $44.2 million net of income taxes and deal-related costs and subject to future adjustment. In the third quarter we also committed to a plan to dispose of our automatic transmission remanufacturing business, AMT, based in Soborg, Denmark. An estimated loss of $1.8 million was recorded in connection with this action. As a result of the sale and plan of disposition, the operating results, balance sheets and cash flows of these businesses, comprising our remanufactured transmission business, were classified as discontinued operations effective in the third quarter of 2004. All prior periods have been restated. Results of operations and cash flows for 2004 and 2003 also reflect the classification of our retail gas engine business, contract remanufacturing gas engine business, Tractech, Inc. and Kraftube, Inc., which we refer to as Tractech and Kraftube, respectively, as discontinued operations.

In July 2004, the Board of Directors of Delco Remy International, Inc. approved changing the name of our company from Delco Remy International, Inc. to Remy International, Inc. The name change became effective on August 1, 2004. We will continue to market certain starters and heavy-duty alternators for original equipment and aftermarket customers under the Delco Remy brand name, which is licensed to the Company by General Motors. The costs incurred through September 30, 2004 related to the name change were not material to our consolidated financial position or results of operations.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Sales

Net sales of $254.3 million in the third quarter of 2004 increased $7.6 million, or 3.1%, compared with the third quarter of 2003. Sales to automotive original equipment manufacturers, which we refer to as OEMs, increased $9.9 million due to higher alternator volume, including new business awards, partially offset by price reductions. Heavy duty OEM sales increased $10.2 million due to continued strong industry demand from Class 5 - 8 customers. Electrical aftermarket sales decreased $19.8 million due primarily to lower retail sales as a result of general market conditions, including the negative effect on demand of a mild summer, and the loss of business at a U.S. retail customer, partially offset by higher volume from General Motors Service Parts Organization, which we refer to as GM SPO. Powertrain sales increased $6.1 million due to higher remanufactured diesel engines, parts and locomotive products volume reflecting strong demand from all major customers. Third party sales in the core services business increased $1.2 million.

Gross Profit

Gross profit of $50.0 million in the third quarter of 2004 increased $2.4 million, or 5.0%, compared with the third quarter of 2003, and as a percentage of net sales improved to 19.7% in the third quarter of 2004 from 19.3% in the third quarter of 2003. Automotive OEM gross profit decreased $1.9 million due to costs associated with new alternator product lines, higher material costs and price reductions, partially offset by higher sales volume and the benefits of restructuring and cost reduction actions. Heavy duty OEM gross profit increased $6.5 million due to sales volume growth and the benefits of restructuring and cost reduction actions, partially offset by higher material costs. Higher material costs reflect increased prices for copper, aluminum and steel. Electrical aftermarket gross profit decreased $2.7 million due to lower sales, largely offset by cost benefits associated with restructuring actions and improved material and warranty costs. Powertrain gross profit increased $1.1 million due primarily to higher sales and cost benefits associated with restructuring actions and improved factory efficiencies. Gross profit on core services decreased $0.6 million. Freight surcharges reflecting escalating fuel oil prices during the third quarter of 2004 negatively affected profitability in all product categories.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which we refer to as SG&A, of $27.7 million in the third quarter of 2004 increased $3.8 million, or 15.8%, from $23.9 million in the third quarter of 2003. As a percentage of net sales, SG&A was 10.9% in the third quarter of 2004 compared with 9.7% in the third quarter of 2003. The year over year increase in SG&A reflects higher expenditures on product engineering, systems and marketing expenses, in part related to new alternator product lines and new sales awards.

Restructuring Charges

In the third quarter of 2004, we recorded a restructuring charge of $0.1 million consisting primarily of employee termination benefit costs relative to the actions discussed below under results of operations for the nine months ended September 30, 2003. A restructuring charge of $2.7 million in the third quarter of 2003 consisted of employee termination benefit and other costs relative to the above referenced actions of $1.8 million and $0.9 million, respectively.

Operating Income

Operating income of $22.2 million in the third quarter of 2004 increased $1.1 million, or 5.3%, from $21.1 million in the third quarter of 2003 and, as a percentage of sales, was 8.7% in 2004 and 8.5% in 2003. This year over year improvement reflects the net sales, gross profit, SG&A and restructuring charge factors discussed above.

Interest Expense

Interest expense, net, of $14.2 million in the third quarter of 2004 increased $0.4 million from $13.8 million in the comparable period of 2003. Interest expense associated with the Second Priority Senior Secured Floating Rate Notes issued in April 2004 was offset by lower interest expense on our senior credit facility. Our senior credit facility was paid down on September 1, 2004 with proceeds received from the sale of Williams and JAX.

Income Taxes

Income tax expense of $3.4 million in the third quarter of 2004 consisted of taxes in various foreign jurisdictions totaling $3.1 million and provisions for domestic federal alternative minimum and state income taxes of $0.3 million. In accordance with SFAS No. 109, Accounting for Income Taxes, which we refer to as SFAS 109, we established a valuation allowance for domestic U.S. deferred tax assets in 2003, which resulted in no domestic U.S. tax provision on 2004 domestic income. Income tax expense of $2.1 million in the third quarter of 2003 consisted entirely of taxes in foreign jurisdictions.

Minority Interest

Minority interest in income of subsidiaries of $0.8 million in the third quarter of 2004 consisted of minority shareholders’ interests in the earnings of Hubei Delphi Automotive Generators Company, which we refer to as Hubei, and our joint venture with International Truck and Engine Corporation. Minority interest in the third quarter of 2003 of $1.5 million included minority shareholders’ interests in the earnings of Hubei, World Wide Automotive, L.L.C., which we refer to as World Wide, Power Investments, Inc., which we refer to as Power, and Remy Mexico, S. de R.L. de C.V. (fka Delco Remy Mexico, S. de R.L. de C.V.), which we refer to as RM. We purchased the remaining minority shareholders’ interest in World Wide and Power under contractual put agreements during the fourth quarter of 2003, and the remaining interest in RM effective in the second quarter of 2004 after finalization of the Mexican Arbitration.

Loss (Income) From Unconsolidated Joint Ventures

The income from unconsolidated joint ventures of $0.1 million in the third quarter of 2004 consisted of earnings recorded by Sahney Paris, Rhone, Ltd., which we refer to as SPR, partially offset by the losses recognized related to the capital contributions we made into iPower Technologies, L.L.C., which we refer to as iPower, during the third quarter. The loss of $0.2 million in the third quarter of 2003 consisted of losses recorded by Hitachi Remy Automotive GmbH, which we refer to as Hitachi, and iPower, partially offset by earnings recorded by SPR.

Discontinued Operations

The loss from discontinued operations of $25 thousand in the third quarter of 2004 consisted primarily of net losses recorded by the discontinued transmission remanufacturing business. The loss of $0.8 million reported in the third quarter of 2003 consisted of net losses recorded by the transmission and gas engine remanufacturing businesses.

In the third quarter of 2004, we recorded an estimated net gain on the sale of Williams and JAX of $44.2 million and an estimated loss of $1.8 million on the planned disposition of AMT. An additional gain of $0.1 million on the sale of Tractech and Kraftube and a $0.6 million reduction of the loss on the discontinuance of our retail aftermarket gas engine business were also recorded in the third quarter of 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net Sales

Net sales of $795.3 million in the first nine months of 2004 increased $66.6 million, or 9.1%, compared with the first nine months of 2003. Sales to automotive OEMs, increased $34.1 million due to higher alternator volume, including new business awards, partially offset by price reductions. Heavy duty OEM sales increased $29.5 million due to strong industry demand from Class 5 – 8 customers. Electrical aftermarket sales decreased $11.3 million due primarily to lower retail sales as a result of general market conditions during the second and third quarters of 2004, including the negative effect on demand of a mild summer, and the loss of business at a U.S. retail customer, partially offset by customer inventory update and refresh orders and strong business conditions during the first quarter of 2004 and higher volume from GM SPO. Powertrain sales increased $16.2 million due to higher remanufactured diesel engines, parts and locomotive products volume reflecting strong demand from all major customers. Third party sales in the core services business decreased $1.9 million.

Gross Profit

Gross profit of $154.6 million in the first nine months of 2004 increased $18.7 million, or 13.8%, compared with the first nine months of 2003, and as a percentage of net sales improved to 19.4% in the first nine months of 2004 from 18.6% in the first nine months of 2003. Automotive OEM gross profit decreased $6.4 million due to costs associated with new alternator product lines, higher material costs and price reductions, partially offset by higher sales volume and the benefits of restructuring and cost reduction actions. Heavy duty OEM gross profit increased $12.2 million due to sales volume growth and the benefits of restructuring and cost reduction actions, partially offset by higher material costs. Higher material costs reflect increased prices for copper, aluminum and steel. Electrical aftermarket gross profit increased $7.5 million due to cost benefits associated with restructuring actions and improved material and warranty costs, partially offset by lower sales. Powertrain gross profit increased $6.6 million due primarily to higher sales and cost benefits associated with restructuring actions and improved factory efficiencies. Gross profit on core services decreased $1.2 million. Freight surcharges reflecting escalating fuel oil prices, primarily during the third quarter of 2004, negatively affected profitability in all product categories.

Selling, General and Administrative Expenses

SG&A of $84.0 million in the first nine months of 2004 increased $9.4 million, or 12.6%, from $74.6 million in the first nine months of 2003. As a percentage of net sales, SG&A was 10.6% in the first nine months of 2004 compared with 10.2% in the first nine months of 2003. The year over year increase in SG&A reflects higher expenditures on product engineering, systems and marketing expenses, in part related to new alternator product lines and new sales awards.

Restructuring Charges

Restructuring charges of $1.5 million in the first nine months of 2004 consisted of employee termination benefit costs of $0.7 million and other costs of $0.8 million relative to the actions discussed below.

In the first nine months of 2003, we recorded a net restructuring charge of $47.3 million related primarily to: (i) the closure of our starter and alternator manufacturing operations in Anderson, Indiana; (ii) the closure of our electrical aftermarket remanufacturing and distribution facilities in Reed City, Michigan; and (iii) the consolidation of our alternator and starter remanufacturing operations in Mississippi. The majority of the 2003 charge related to the closure of the manufacturing facilities in Anderson, Indiana and consisted of employee termination benefits associated with the aforementioned actions totaling approximately $14.8 million, a pension and post-employment benefit plan net curtailment gain of $5.4 million, the write down of certain fixed assets and accrual of certain contract termination costs totaling $37.3 million and other miscellaneous costs of $0.6 million.

Operating Income

Operating income of $69.1 million in the first nine months of 2004 compares with operating income of $14.1 million in the first nine months of 2003 and reflects the net sales, gross profit, SG&A and restructuring charge factors discussed above.

Interest Expense

Interest expense, net, of $44.4 million in the first nine months of 2004 increased $3.0 million from $41.4 million in the comparable period of 2003. This increase reflects additional interest for the period between the call and redemption dates of $1.3 million relative to redemption of the 10 5/8% Senior Subordinated Notes recorded in the second quarter of 2004 and interest expense associated with the Second Priority Senior Secured Floating Rate Notes issued in April 2004, partially offset by lower interest expense on our senior credit facility during the third quarter of 2004. Our senior credit facility was paid down on September 1, 2004 with proceeds received from the sale of Williams and JAX.

Loss on Early Extinguishment of Debt

In connection with our refinancing actions during the second quarter of 2004, we recorded a loss on the early extinguishment of debt totaling $7.9 million. This loss consisted of: (i) a call premium of $2.5 million and write off of deferred financing costs of $1.4 million on redemption of the 10 5/8% Senior Subordinated Notes; (ii) a prepayment penalty of $1.8 million and the write off of deferred financing costs of $0.7 million on repayment of the term loan; and (iii) a write off of deferred financing costs of $1.2 million and an amendment fee of $0.3 million on the pay down and amendment of the senior credit facility.

Income Taxes

Income tax expense of $4.4 million in the first nine months of 2004 consisted of taxes in various foreign jurisdictions totaling $3.5 million, Federal alternative minimum tax of $0.3 million and provisions for domestic state and local taxes of $0.6 million. In accordance with SFAS No. 109, we established a valuation allowance for domestic U.S. deferred tax assets in 2003, which resulted in no domestic U.S. tax provision on 2004 domestic income. Income tax expense of $11.5 million in the first nine months of 2003 consisted of taxes in foreign jurisdictions of $8.6 million and $2.9 million of withholding tax on intercompany dividends that were declared in the first quarter of 2003. The reduction in foreign taxes in 2004 compared with 2003 reflects a change in the mix of earnings and deductibility of certain items in the jurisdictions in which we conduct business.

Minority Interest

Minority interest in income of subsidiaries of $2.1 million in the first nine months of 2004 consisted of minority shareholders’ interests in the earnings of Hubei, RM and our joint venture with International Truck and Engine Corporation. Minority interest in the first nine months of 2003 of $2.2 million included minority shareholders’ interests in the earnings of Hubei, World Wide, Power, RM and our joint venture with International Truck and Engine Corporation. We purchased the remaining minority shareholders’ interest in World Wide and Power under contractual put agreements during the fourth quarter of 2003, and the remaining interest in RM effective in the second quarter of 2004 after finalization of the Mexican Arbitration.

Loss (Income) From Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures of $0.7 million in the first nine months of 2004 consisted of losses recognized related to the capital contributions we made into iPower and losses recorded by Hitachi, partially offset by earnings recorded by SPR. The loss of $5.9 million in the first nine months of 2003 consisted of the losses recorded on our investment in iPower and losses recorded by Hitachi, partially offset by earnings recorded by SPR.

Discontinued Operations

Income from discontinued operations of $1.0 million in the first nine months of 2004 consisted primarily of earnings recorded by the discontinued transmission remanufacturing business. The loss of $3.9 million reported in the first nine months of 2003 consisted of net losses recorded by the retail and contract remanufacturing gas engine businesses, Tractech and Kraftube, partially offset by earnings of the transmission remanufacturing business.

In the first nine months of 2004, we recorded an estimated net gain on the sale of Williams and JAX of $44.2 million and an estimated loss of $1.8 million on the planned disposition of AMT. An additional gain of $0.4 million on the sale of Tractech and Kraftube and a $0.6 million reduction of the loss on the discontinuance of our retail aftermarket gas engine business were also recorded in the first nine months of 2004. In the first nine months of 2003 we recorded an estimated gain of $2.4 million on the sale of Tractech and Kraftube.

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

We believe that the financing actions taken in April 2004 will contribute to increased liquidity and an overall lower cost of capital.

On September 1, 2004, we completed the sale of our wholly-owned remanufactured transmission subsidiaries, Williams and JAX, for $105.0 million. Under the terms of our senior credit facility and indentures, within one year from the completion of the sale of Williams and JAX, we are required, at our election, to use the proceeds of the sale to (a) repay senior indebtedness, (b) purchase additional assets or, in the event that we don’t do either of the above, to make an offer to our noteholders to repurchase outstanding notes. A portion of the cash proceeds of $102.7 million, net of deal-related costs, was used to pay down outstanding borrowings under our senior credit facility.

Our short-term liquidity needs include required debt service (including capital lease payments), day-to-day operating expenses, working capital requirements and the funding of capital expenditures, acquisition payments for previously completed acquisitions and restructuring actions. In the fourth quarter of 2004, we will be required to make payments in connection with the previous acquisition of Delphi Corporation’s light vehicle alternator business. We expect that the net amount of these additional payments will be in the range of $2.0 million to $3.0 million. Long-term liquidity requirements include principal payments of long-term debt and payments in connection with the acquisition of Delphi Corporation’s light vehicle alternator business totaling approximately $6.0 million in 2005 through 2006. Our contractual obligations are provided in the table under the section “Contractual Obligations and Contingent Liabilities and Commitments” appearing below. Our principal payments on long-term lease obligations are presented in Note 9 to our consolidated financial statements under Item 8 of our 2003 Form 10-K.

Our principal sources of cash to fund our short-term liquidity needs consist of cash generated by operations and borrowings under our senior credit facility. The senior credit facility is collateralized by liens on substantially all of our assets and substantially all of the assets of our domestic and certain of our foreign subsidiaries and by the capital stock of such subsidiaries. At September 30, 2004, the rate for the revolving credit facility was 5.0%, borrowings were $14.0 thousand, and letters of credit totaled $6.5 million. Based on the collateral supporting the senior credit facility at September 30, 2004, $113.5 million was available, net of letters of credit.

We participate in two programs that accelerate the collection of accounts receivable. Under one program, we sell the accounts of certain of our aftermarket customers to banks, on a non-recourse basis, at a discount. At September 30, 2004, the amount of receivables under this program was approximately $29.7 million. The second program is an early pay plan under which a third party acts as paying agent for one of our customers. The accounts are paid, at a discounted rate, in five to seven days after shipment instead of the regular terms. This program is also without recourse. The amount covered by this plan at September 30, 2004 was approximately $11.7 million.

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

Cash used in operating activities of continuing operations of $15.9 million in the first nine months of 2004 compares with $13.2 million used in the first nine months of 2003. Cash used in the first nine months of 2004 reflected net income from continuing operations, excluding non-cash and other reconciling items, of $36.2 million, a $30.7 million increase in net working capital, cash restructuring payments of $7.8 million and payments totaling $13.6 million (including VAT of $1.8 million) made in connection with settlement of the services agreement component of the arbitration with the former minority shareholders of RM. The arbitration payment of $13.6 million is reflected in the $15.6 million reduction in other current assets and liabilities. Accounts receivable increased $12.3 million in the first nine months of 2004 due primarily to stronger first and second quarter shipments, partially offset by an increase in accelerated collections under the receivables programs discussed above. Inventories increased $16.1 million in the first nine months of 2004 due to: (i) builds in support of anticipated higher future heavy duty original equipment sales; (ii) builds for the launch of an additional remanufactured diesel engine; and (iii) lower than expected electrical aftermarket sales during the second and third quarters. Cash restructuring payments of $7.8 million in the first nine months of 2004 consisted of $4.7 million and $1.6 million of employee termination benefits relative to the 2001 and 2003 restructuring actions, respectively, and $1.5 million of other items.

Cash used in operating activities of continuing operations in the first nine months of 2003 of $13.2 million reflected net income from continuing operations, excluding non-cash and other reconciling items, of $26.7 million, a $25.5 million increase in net working capital and cash restructuring payments of $14.4 million. Accounts receivable increased $21.0 million from 2002 year end due to seasonal factors in the business and increased sales to customers with longer terms. Inventories increased $23.6 million in the first nine months of 2003 due to increases to support the global capacity initiative and restructuring actions and to meet seasonal demand in the electrical aftermarket. The $15.4 million increase in other net current liabilities reflected higher accrued wages and benefits, interest and general accruals. Cash restructuring payments of $14.4 million in the first nine months of 2003 consisted of $4.6 million and $7.9 million of employee termination benefits relative to the 2001 and 2003 restructuring actions, respectively, and $1.9 million of other items.

Cash provided by investing activities of continuing operations of $62.8 million in the first nine months of 2004 compares with cash provided of $6.3 million in the first nine months of 2003. Acquisition payments in the first nine months of 2004 consisted of earn-out payments relative to the 2000 acquisition of M&M Knopf Auto Parts, Inc. ($13.4 million), the final cash payment on notes issued in 2002 in connection with the acquisition of the remaining shares from the minority shareholders of Remy Korea Limited (fka Delco Remy Korea Limited) ($4.9 million), purchase of the remaining shares from the minority shareholders of the Mexico joint venture ($5.5 million) and the acquisition of Delphi Corporation’s light vehicle alternator business ($1.0 million). Acquisition payments in the first nine months of 2003 consisted of the purchase, under contractual put agreements, of increased ownership percentages in World Wide ($3.1 million) and Power ($3.4 million), payments on notes issued in 2002 in connection with the acquisition of the remaining shares from the minority shareholders of Remy Korea Limited ($2.6 million) and payments on notes relative to the acquisition of certain parts of the Delphi Corporation alternator business in the fourth quarter of 2002 ($0.4 million). In addition, we acquired 51% of Hubei in the first quarter of 2003 for $3.6 million in cash.

Cash of $3.6 million was included in the opening balance sheet for this acquisition. In the third quarter of 2004 we recorded proceeds on the sale of Williams and JAX of $102.7 million, net of taxes and deal-related costs. We recorded proceeds on the sale of Tractech and Kraftube in the first quarter of 2003 of $27.9 million, net of expenses. An additional $0.3 million was received in the first nine months of 2004 for such sales. Capital expenditures in both 2004 and 2003 were primarily for production, engineering and distribution equipment.

Cash provided by financing activities of continuing operations of $5.1 million in the first nine months of 2004 consisted of proceeds from the issuance of long-term debt, payments for the retirement of long-term debt, the payment of financing costs in connection with our refinancing in the second quarter and the pay down of our senior credit facility with proceeds from the sale of Williams and JAX. Also during the first nine months of 2004, $1.0 million in cash dividends were paid to the minority shareholders of Hubei. In the first nine months of 2003, we recorded net cash proceeds of $6.5 million relative to a sale-leaseback financing transaction in connection with our Mexico operations.

Contingencies

We are party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. For a description of certain of our legal proceedings, see Note 13 to the Condensed Consolidated Financial Statements in Item 1 of this Part I.

Contractual Obligations and Contingent Liabilities and Commitments

Our contractual obligations as of September 30, 2004 are provided in the following table (dollars in millions):

	Payments Due by Period
Contractual Obligations	Total	Last Three Months of 2004	2005- 2007	2008- 2009	After 2009
Long-Term Debt (1)	$622	$2	$175	$295	$150
Capital Lease Obligations	17	1	6	5	5
Operating Leases	29	2	16	6	5
Pension Funding (2)	1	1	—	—	—
Other Post Retirement Benefits Funding	11	1	3	1	6
Acquisition Payments (3)	9	3	6	—	—
Employee Termination Benefits	5	4	1	—	—
Other	4	—	2	—	2

Total Contractual Cash Obligations	$698	$14	$209	$307	$168

(1)	These amounts include indebtedness outstanding under our senior credit facility, senior subordinated notes, senior notes, floating rate notes and other debt.

(2)	Amounts beyond 2004 are not currently estimable.

(3)	Includes payments in connection with the acquisition of Delphi Corporation’s light vehicle alternator business.

With respect to capital expenditures, we expect spending in the last three months of 2004 to approximate $8.0 million.

In addition to the contractual obligations disclosed above, we also have a variety of other contractual agreements related to the procurement of materials and other commitments. With respect to these agreements, we are not subject to any contracts that commit us to significant non-cancelable commitments. With respect to agreements related to the procurement of inventory used in our manufacturing and remanufacturing processes, we had approximately $65.0 to $70.0 million of open purchase orders at September 30, 2004.

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

Foreign Operations

Approximately 22% of our net sales in the nine months ending September 30, 2004 were derived from net sales made in foreign countries. We also have manufacturing and other operations located in certain foreign countries. Because of these foreign sales and operations, our business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, transportation and delivery risks, compliance with foreign laws and other economic and political uncertainties.

Forward-Looking Statements

From time to time, we make oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, which we refer to as the Act, or by the Securities and Exchange Commission, which we refer to as the SEC, in its rules, regulations and releases. We desire to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to our future performance contained in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2003, and in other filings with the SEC. Any statements set forth in writing or orally by us other than statements of current or historical fact, may constitute forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will” and similar expressions. We caution readers that forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results and performance to differ materially from any future results or performance expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

•	the cyclical nature of demand in our business and downturns in the automotive industry;

•	the demand for our products;

•	our reliance upon a major customer;

•	risks associated with our estimated costs;

•	consolidation among automotive parts customers and suppliers;

•	indirect control of us by a limited number of persons;

•	risks associated with integration of our acquisitions into our business;

•	the effectiveness of our lean manufacturing and other cost saving plans;

•	risks associated with international operations, including unfavorable political, regulatory, labor and tax conditions in other countries;

•	risks associated with the change of the Company’s name;

•	technological trends and innovations and associated costs;

•	our dependence on the availability and price of raw materials and component parts;

•	effects of fluctuations in foreign exchange rates;

•	litigation risks;

•	risks associated with product liability and warranty and recall claims; and

•	risks associated with environmental and health and safety liabilities and requirements.

Due to these uncertainties, we cannot assure readers that any forward-looking statements will prove to have been correct. Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that May Affect Future Results

In connection with the restructuring actions initiated in the first quarter of 2003, we currently expect to record additional restructuring charges of approximately $0.5 million during the last three months of 2004. These actions may also impact other operating expenses during 2004. We expect to begin realizing the full benefits of these actions near the end of 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2004, there have been no material changes in our market risk exposure as described in Item 7A contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.	Controls and Procedures

(a)	The Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting it to material information required to be included in the Company’s periodic SEC reports.

(b)	In addition, the Company reviewed its internal controls, and there have been no significant changes during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

AMOUNTS IN DOLLARS, EXCEPT AS INDICATED

Item 1.	Legal Proceedings

From time to time, we are a party to various legal actions in the normal course of our business, including those related to commercial transactions, product liability, safety, health, taxes, environmental and other matters.

Remy Mexico, S. De R.L. De C.V. Arbitration

Remy Mexico Holdings, S. de R.L. de C.V., which we refer to as RMH, our indirect subsidiary, and GCID Autopartes, S.A. de C.V., which we refer to as GCID, were parties to a series of agreements, including a partnership agreement. The partnership agreement created Remy Mexico, S. de R.L. de C.V. (formerly Delco Remy Mexico, S. de R.L. de C.V.) (“RM”), which operates certain manufacturing facilities in Mexico. GCID was the minority partner with a 24% ownership interest. An affiliate of ours and RMH, Remy Componentes, S. de R.L. de C.V., which we refer to as RC and RM, were parties to a services agreement with an affiliate of GCID relating to the partnership, which, among other things, required the payment of fees in connection with the provision of employees to the partnership. That agreement terminated as of April 3, 2004. Another affiliate of GCID was the partnership’s landlord until April 30, 2004.

RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements with RMH and to sell its partnership interest to RMH in exchange for a $13 million termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under the partnership agreement, alleging that RMH had failed to conduct the business of the partnership in accordance with that agreement. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association against RMH and later added RC and our wholly-owned subsidiary, Remy, Inc. (formerly Delco Remy America, Inc.), who together with RMH and RC are referred to as the named parties. GCID and its affiliates sought damages for the alleged (i) breaches of the partnership agreement, including a requirement under the partnership that RMH buy out GCID’s partnership interest; (ii) breaches of fiduciary duty; (iii) breaches of various other contracts between and among the various parties and (iv) tortious interference with contractual relations. RM terminated the lease agreement as of September 27, 2003. RM and RC relocated all operations to another facility in San Luis Potosi, Mexico as of April 30, 2004. In accordance with an interim award from the arbitration panel on March 10, 2004, RM and RC hired the employees previously provided by GCID’s affiliate under the services agreement as of April 3, 2004.

The arbitration panel issued its final award on June 25, 2004. In accordance with the final award, on July 6, 2004 GCID transferred its interest in RM to RMH and RMH, RM and RC paid GCID and its affiliates approximately $17.3 million for GCID’s minority interest, the award for past services fees for the period of 1997 through 2004, and other claims, including interest. RMH, RM and RC also paid approximately $1.8 million in VAT as a result of these payments.

UAW Litigation

On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America, which we refer to as the UAW and its Local Union 662 filed suit against us and Remy, Inc. (formerly Delco Remy America, Inc.), which we refer to as RI, in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits plan, which we refer to as the SUB plan. The plaintiffs allege that the SUB plan provides supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20.0 million for employees who were terminated as a result of the closure of RI’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also seek to enforce terminated provisions of a health care program which the plaintiffs allege provides the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify RI’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003 to which we filed an answer on July 24, 2003. The magistrate has approved a case management plan, and the trial is currently expected to begin in January 2005. We deny the material allegations of the complaint, deny any wrongdoing and intend to defend ourselves vigorously, but are unable to predict whether the proceedings will have a material adverse effect on us.

Remy Reman Facilities

The Remy Reman facilities in Mississippi identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. The Mississippi Department of Environmental Quality issued Notices of Violation regarding two of the facilities and the subsidiaries have agreed to either pay approximately $0.06 million in penalties and spend approximately $0.1 million in supplemental environmental projects (“SEPs”) or to pay approximately $0.17 million in penalties if no SEPs are completed.

Franklin Power Products, Inc.

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. has installed wastewater treatment equipment, is in compliance with the terms of the Order and has eliminated the discharge. In July 2004, Remy International, Inc. and Franklin Power Products, Inc. entered into a Tolling Agreement with the U.S. Department of Justice on behalf of the EPA. Since that time, the Company has been cooperating with the EPA by providing additional requested information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

a.	The Company’s independent auditor, Ernst & Young LLP (“E&Y”), has recently advised the Audit Committee of Remy International, Inc’s. (“RII”) Board of Directors that it has identified potential independence issues related to providing prohibited services in China. As it relates to RII, these services involve performing certain non-audit work by E&Y’s China member firm (“E&Y China”) for one Chinese subsidiary of the Company. During 2003, E&Y China assisted this subsidiary in preparing and filing certain individual tax returns for one RII employee located in China. In connection with the performance of the tax return preparation services, E&Y China held tax funds totaling approximately $28,000 from September of 2003 to January of 2004, which were to be used to make applicable tax payments to the Chinese tax authorities in such periods. All services ceased in January 2004, and E&Y China returned excess funds in their control totaling approximately $24 in 2004. E&Y China received fees for these tax return preparation and payment services of approximately $1,996 in 2003.

RII’s Audit Committee and E&Y have discussed E&Y’s independence with respect to the Company in light of the foregoing facts. E&Y has informed the Audit Committee that it does not believe that the holding and paying of these funds impaired E&Y’s independence with respect to the audit of the Company’s consolidated financial statements. E&Y has informed the Audit Committee that it is unaware of any similar instance in which E&Y has held custody of Company funds.

Item 6.	Exhibits

10.1	Limited Waiver and Amendment No. 1 to Second Amended and Restated Loan and Security Agreement and the Other Financing Agreements dated September 1, 2004.

31.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMY INTERNATIONAL, INC.
(Registrant)

Date:	November 4, 2004	By:	/s/ Rajesh K. Shah
Rajesh K. Shah
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 4, 2004	By:	/s/ Amitabh Rai
Amitabh Rai
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Limited Waiver and Amendment No. 1 to Second Amended and Restated Loan and Security Agreement and the Other Financing Agreements dated September 1, 2004.

31.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.