Form 10-K
period 2004-12-31
REMY INTERNATIONAL, INC.
filed 2005-03-29
CIK 1046859

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) of the

SECURITIES EXCHANGE ACT OF 1934

☒ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

or

☐TRANSITION	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

Outstanding as of March 15, 2005
Common Stock — Class B	2,503,024.48

DOCUMENTS INCORPORATED BY REFERENCE: None.

REMY INTERNATIONAL, INC.

FORM 10-K

DECEMBER 31, 2004

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

From time to time, Remy International, Inc. (formerly known as (“fka”) Delco Remy International, Inc.), which we refer to as the Company, makes oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, which we refer to as the Act, or by the Securities and Exchange Commission, which we refer to as the SEC, in its rules, regulations and releases. We desire to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to our future performance contained in this Form 10-K and in other filings with the SEC.

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

We caution readers that any such forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks including, but not limited to, risks associated with the uncertainty of future financial results, acquisitions, additional financing requirements, development of new products and services, the effect of competitive products or pricing, costs and difficulties related to integration of acquired businesses, pending and future legal proceedings, including environmental regulatory matters, reliance upon or loss of a major customer, international operating and supply risks, weather conditions, including their impact on demand for our aftermarket products, raw material and energy costs, including the cost of steel and availability, foreign exchange rate changes, transportation and related fuel costs, effectiveness of restructuring and cost saving initiatives, labor relations, the ability to obtain and maintain adequate prices for our products, our substantial indebtedness and limitations under debt agreements, costs for pension and post retirement benefit plans, the effect of economic conditions and other uncertainties. Due to these uncertainties, we cannot assure readers that any forward-looking statements will prove to have been correct and we do not intend to review or update any particular forward-looking statement in light of future events.

ITEM 1	BUSINESS

On August 1, 2004, we changed our name from Delco Remy International, Inc. to Remy International, Inc. We continue to market certain starters and heavy-duty alternators for original equipment and aftermarket customers under the Delco Remy brand name, which is licensed to us by General Motors Corporation, which we refer to as GM.

We are a leading global manufacturer and remanufacturer of aftermarket and original equipment electrical components and aftermarket powertrain components for automobiles, light trucks, heavy-duty trucks, industrial, construction and agricultural applications and other heavy-duty applications. We sell our products worldwide primarily under the “Remy” brand name, first used in 1896, the “Delco Remy” brand name, first used in 1918, the “World Wide Automotive” brand name, first used in 1986, and our customers’ widely recognized private label brand names. Our products include starters, alternators, engines, turbo chargers, and fuel systems. We also provide exchange services for used components, commonly known as cores, for remanufacturers. In 2004, approximately 54% of our sales were to the aftermarket and approximately 46% were to the original equipment market. We supply numerous highly engineered products to over 3,500 customers, principally in North America, Europe, Latin America and Asia.

We believe we are North America’s largest producer of remanufactured starters and alternators for the aftermarket. Remanufacturing is a process through which cores are disassembled into their sub-components, cleaned, inspected, combined with new subcomponents, reassembled into finished products and tested to original equipment specifications. We believe remanufactured products can be produced at a lower cost than a traditionally manufactured product, and with higher quality than an individually repaired product. Our expanding aftermarket business benefits from the non-deferrable nature of the repairs for which many of our products are used. We believe we are also North America’s largest supplier of original equipment starters for automobiles and light trucks and starters and alternators for heavy-duty vehicles.

At the time of our separation from GM in August 1994, we were predominantly a North American original equipment manufacturer, with over 56% of our fiscal year 1995 sales derived from GM. Through strategic capital investments, acquisitions, joint ventures and facility and workforce rationalization, we have become a low cost, global manufacturer and remanufacturer with a more balanced business and product mix between the aftermarket and original equipment market. Since fiscal year 1995, we have increased our sales, broadened our product line, expanded our manufacturing and remanufacturing capabilities, diversified our customer base and end markets, lowered our cost base and extended our participation in international markets.

We changed our fiscal year end to December 31, effective August 1, 2000. Prior to August 1, 2000, our fiscal year ended on July 31. References to “fiscal year” other than fiscal year 2004, 2003, 2002 and 2001 pertain to years ending July 31 of such year.

Industry Overview

In general, our business is influenced by the underlying trends in the automobile, light truck, and heavy-duty truck, construction and industrial markets. However, we believe that we are reducing our dependence on the cyclical original equipment manufacturer, which we refer to as OEM, business by focusing on expanding our remanufacturing capabilities and placing greater importance on balancing our aftermarket business with our global OEM business.

Aftermarket

The aftermarket consists of the production and sale of both new and remanufactured parts used in the maintenance and repair of automobiles, trucks and other vehicles.

Remanufacturing is a process through which cores are disassembled into their sub-components, cleaned, inspected, combined with new subcomponents, reassembled into finished products and tested to original equipment specifications. We believe a remanufactured product can be produced at a lower cost than an originally manufactured product and with higher quality than an individually repaired product due to effective salvage technology methods, high volume precision manufacturing techniques and rigorous inspection and testing procedures. The ability to procure cores is critical to the remanufacturing process.

Aftermarket parts are supplied principally through three distribution channels:

•	car and truck dealers that obtain parts through their OEM parts organizations (e.g., GM Service Parts Operations, which we refer to as GM SPO, Ford Parts and Service Division, Freightliner, Caterpillar Service Parts, and International Truck Parts Organization) or directly from an OEM-authorized remanufacturer;

•	retail automotive parts chains and mass merchandisers; and

•	independent warehouse distributors and jobbers who supply independent service stations, installers, specialty and general repair shops, farm equipment dealers, car dealers and small retailers.

We believe that the aftermarket and our opportunity in the aftermarket have been, and will continue to be, impacted by the following trends:

•	the increasing number and average age of vehicles in use and the number of miles driven annually;

•	the increasing demands of customers that their aftermarket suppliers meet high quality and service standards;

•	the increasing use of remanufactured parts for OEM warranty and extended service programs, especially on larger, more complex components such as engines and fuel system components;

•	the growth and consolidation of large retail automotive parts chains and warehouse distributors requiring larger, nationally capable suppliers;

•	the increasing engine output and durability demands related to the high temperatures at which engines operate;

•	the increased high-technology content of replacement components, which requires more factory manufacturing, compared with in-vehicle repair;

•	the increasing service lives of automotive parts; and

•	the increasing demands by customers to move to a pay on scan program.

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

OEM Markets

The OEM market consists of the production and sale of new component parts for use in the manufacture of new vehicles. The OEM market includes two major classes of customers:

•	automobile and light truck manufacturers, marine and industrial manufacturers; and

•	heavy-duty truck and engine manufacturers and other heavy-duty vehicle manufacturers.

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

Business Strategy

Focus on Operating Efficiency and Reinvest for Growth

We continue to pursue cost savings opportunities and reinvesting for sustained future growth. In 2003, we closed six manufacturing facilities and transferred production to lower cost facilities primarily in Mexico, South Korea, China, Poland, Brazil and Hungary. We have also continued to implement lean manufacturing principles and global purchasing initiatives to provide additional opportunities to improve our operating cash flow. We have invested in regional technical centers in the United States, Mexico, Europe and Asia. These centers include a broad range of on-site engineering, purchasing, supplier development and product testing operations designed to provide quick-to-market, leading-edge products and stronger customer relationships for Remy and the Delco Remy branded products. We believe our cost savings efforts, combined with organic sales growth and the payment in 2004 of substantially all of our related remaining contingent acquisition costs, will position us to improve cash flow and invest in engineering and technology.

Enhance our Share in the Growing Remanufacturing Market

We intend to leverage our leading position as a supplier of remanufactured components to the automotive aftermarket. Remanufactured products have significant advantages over traditionally manufactured and individually repaired products. The use of remanufactured components for warranty and extended service repairs is common practice as OEMs have sought to reduce warranty and extended service costs by using remanufactured components, which generally offer the same degree of quality and reliability as OEM products at a lower cost. This trend has also resulted in independent aftermarket customers requiring higher quality standards for remanufactured products. We plan to exploit our leading position and strengthen our customer relationships in the remanufacturing market.

In March 2005, we acquired substantially all of the assets and assumed certain liabilities of Unit Parts Company, which we refer to as UPC, based in Oklahoma City. UPC is a major supplier to the automotive aftermarket for new and remanufactured starters and alternators, offering custom branding, packaging and logistics solutions as well as complete engineering and support services.

Increase our Share in the Global Original Equipment Market

Following the 2003 acquisition of Delphi Corporation’s light vehicle alternator business, we have significantly increased our share in the original equipment market, particularly in the European and Asian light vehicle markets, where customers increasingly look for suppliers with both starter and alternator technology. We are in the process of developing and expanding our sales infrastructure in Europe and Asia to support additional business. We also expect to benefit from anticipated growth in Latin America, Eastern Europe and Asia Pacific, where demand for light vehicles is expected to increase.

We have formed a wholly foreign-owned enterprise, Remy Electricals (China) Company Limited, in Shajing in the Guangdong Province of China to expand our manufacturing capabilities in China. Our new facility is expected to begin operation in the second quarter of 2005 and is designed to meet new business demand in China’s emerging markets. We will invest in China to transfer our new global technologies and best-in-class quality to the OEM vehicle platforms, which our existing customers have designated for domestic and export markets.

Existing facilities in China include an alternator operation, Remy Electricals Hubei Company, Ltd., in Jingzhou, Hubei Province, which we acquired from Delphi Corporation in March 2003. We established a Shanghai Representative Office in March 2003 that is the base for our domestic sales and purchasing activity.

Capitalize on Growth in the Heavy Duty Truck Market

We intend to capitalize on the expected growth in the original equipment market and aftermarket for heavy-duty truck components. Heavy Duty OEM sales increased in 2004 due to strong industry demand from North American Class 5-8 customers. We believe that the demand for original equipment heavy-duty truck replacement components is expected to grow over the next few years.

We are also investing in the heavy-duty supply system in China in response to the expanding demand for components used by trucks, construction, agriculture and off-road vehicles resulting from a growing economy. As the largest supplier of original equipment and aftermarket starters and alternators to the North American heavy-duty truck market, we believe we are well positioned to benefit from these positive trends.

Increase Focus on Technologically Advanced Products

We continue to produce technologically advanced products by regularly updating and enhancing our product line, which helps us to compete successfully in our markets. In 2003, we launched a new family of next-generation starters and alternators. We are also in various stages of development on a number of new products including:

•	high technology products in the distributed generation and hybrid electric vehicle markets;

•	a new family of gear reduction starters for the heavy duty truck and industrial markets;

•	a new line of alternators specifically tailored to the requirements of the latest Heavy-duty engine technology;

•	a new family of light duty passenger car / light truck alternators; and

•	a small gear reduction starter specifically designed for application on world automobile platforms.

Products

Our product line includes a diverse range of manufactured and remanufactured products for the aftermarket and OEM markets, which we sell under the “Delco Remy” brand name, the “World Wide Automotive” brand name or under our customers’ private-label brand names. We also provide core acquisition services for third party aftermarket remanufacturers as well as our own subsidiaries. Our product line is classified into five product categories: automotive OEM, heavy-duty OEM, electrical aftermarket, powertrain, and core services.

The following table sets forth the approximate composition by product category of our revenues for the fiscal years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31
Product Categories	2004	2003	2002
Automotive OEM	29.1%	27.2%	27.5%
Heavy-duty OEM	17.2	15.0	15.1
Electrical aftermarket	40.6	44.4	45.2
Powertrain	7.5	6.7	6.3
Core services	5.6	6.7	5.9
Total	100.0%	100.0%	100.0%

Products within the automotive OEM and heavy-duty OEM categories include manufactured starters and alternators. Our starters and alternators are used in automobiles, light trucks, heavy-duty trucks, industrial, construction and agricultural applications and other heavy-duty applications by OEMs globally and are also used in marine and industrial applications.

Products within the electrical aftermarket include remanufactured starters, alternators, and locomotive power assemblies and turbo chargers. Products within the powertrain category include diesel engines, fuel injectors, injection pumps, fuel pumps, fuel valves and turbo chargers. Products within the core services category include third party core acquisition services.

Research and Development

Our engineering staff works both independently and with OEMs to design new products, improve performance and technical features of existing products and develop methods to lower manufacturing costs. In support of our engineering efforts, we have formed technical alliances with engineering and technology firms to identify long-term engineering opportunities. We are a participant in Electricore Incorporated, a consortium for advanced transportation technologies through which we are implementing technical alliances to develop next generation starters and alternators. We are developing a family of belt driven alternator starters, which we refer to as BAS, for mild hybrid gas applications.

We have obtained business with Allison Electric Drive, a unit of GM Powertrain, for the electric machine integral to the development of the transmission used in hybrid vehicles and have begun low volume production. We have plans to expand this product line to include similar products for higher volume automotive applications.

We plan to launch an ultra-capacitor module for the delivery vehicle market. The ultra-capacitor module is an energy storage device, which eliminates jump-starts, improves battery life and improves cold start capability.

Consistent with our strategy to introduce technologically advanced and improved products, we spent approximately $19.3 million in 2004, $15.9 million in 2003, and $13.5 million in 2002 on research and development activities including program engineering. We funded all research and development expenditures.

Customers

Our principal customers include automotive and heavy duty OEMs, OEM dealer networks, leading automotive parts retail chains and warehouse distributors. Our major customers include GM, International Truck and Engine Corporation, Advance Auto Parts, DaimlerChrysler, Caterpillar, Ford, Delphi, PACCAR, Cummins, Volvo/Mack Trucks, Pep Boys, Hyundai and Kia.

We have long-term agreements, with terms typically ranging from three to five years, to supply heavy-duty starters and alternators to GM, DaimlerChrysler Commercial Trucks, and Volvo/Mack Trucks. In 2004, total sales to GM and related affiliates accounted for approximately 28% of our sales and International Truck and Engine accounted for approximately 10% or our sales. No other customer accounted for more than 10% of consolidated net sales.

In connection with our separation from GM in July 1994, GM entered into long-term contracts with us to purchase 100% of its North American requirements for automotive starters (other than for Saturn and Geo) and 100% of its U.S.

and Canadian requirements for heavy duty starters and alternators, at fixed prices which are scheduled to decline over the life of the contracts. GM’s obligations to purchase our automotive starters and heavy-duty starters and alternators under these agreements are subject to those products remaining competitive as to price, technology and design. In 1999, we extended the terms of these agreements with GM for us to supply automotive starters to July 31, 2008. In April 2002 we reduced our prices in accordance with the competitive clause of the original agreement. The supply agreement relating to heavy-duty products terminated on July 31, 2000, although we continue to supply GM with heavy-duty products.

In 1994, GM also entered into a long-term contract with us to distribute exclusively our automotive aftermarket products. The market drives prices we may charge to GM under this agreement. In April 2002 we reduced our prices in accordance with the competitive clause of the original agreement. This agreement terminates on July 31, 2008.

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

Competition

The automotive parts market is highly competitive. Competition is based primarily on quality of products, service, delivery, technical support and price. Most OEMs and aftermarket distributors source parts from one or two suppliers and we compete with a number of companies who supply automobile manufacturers throughout the world. In the automotive market, our principal competitors include Bosch, Denso, Hitachi, Mitsubishi, Motorcar Parts & Accessories, Rayloc, Valeo and Visteon. In the heavy-duty truck market, our competitors include Bosch, Denso, Mitsubishi and Prestolite. In the powertrain category, our principal competitors include Cummins, Caterpillar and Jasper Engine.

Patents, Trademarks and Licenses

Pursuant to a Trademark License Agreement between us and GM, GM has granted us an exclusive license to use the “Delco Remy” trademark on and in connection with automotive starters and heavy duty starters and alternators until July 31, 2004, extendable indefinitely at our option upon payment of a fixed $0.1 million annual licensing fee to GM. We have also been granted a perpetual, royalty-free license to use the “Remy” trademark. The “Delco Remy” and “Remy” trademarks are registered in the United States, Canada and Mexico and in most major markets worldwide. GM has agreed with us that, upon our request, GM will register the trademarks in any jurisdiction where they are not currently registered.

GM has granted us a perpetual license to use the “Remy” name as a tradename and corporate name worldwide.

As part of our acquisition of Delphi Corporation’s light duty alternator business, we and Delphi Technologies, Inc., which we refer to as Delphi Technologies, entered into a license agreement dated November 30, 2002, by which we licensed from Delphi Technologies certain patents and technical information used in the manufacture and remanufacture of belt-driven automotive generators and alternators.

We own and/or have obtained licenses to various domestic and foreign patents and patent applications related to our products and processes. The patents expire at various times over the next 17 years. While these patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us.

Purchased Materials

We have redefined our global sourcing strategy by applying a “best in class” approach that aims to identify and develop a global supply base that delivers best in class quality, cost and technology for our products and services. Part of this strategy is to find and develop suppliers that are either local to the region, share our global footprint or have local production on high labor content components or assemblies. The strategy drives the focus to “point-of use” sourcing, utilizing value stream principles and developing standardized processes to result in decisions that result in the lowest total cost in materials, freight and logistics for our global locations.

Principal purchased materials for our business include: aluminum castings, gray and ductile iron castings, armatures, solenoids, copper wire, injectors, electronics, steel shafts, forgings, bearings, commutators, pumps and carbon brushes. All materials are readily available from a number of suppliers, and we do not foresee any difficulty in obtaining adequate inventory supplies. We generally follow the North American industry practice of passing on to our customers the costs or benefits of fluctuation in copper and aluminum prices on an annual or semi-annual basis. In some cases, steel price fluctuations are not passed on to our customers.

Employees

As of December 31, 2004, we employed approximately 6,800 people, 1,400 of whom were salaried and administrative employees and 5,400 of whom were hourly employees. Approximately 2,000 of our employees are based in the United States, none of whom are unionized.

As of December 31, 2004, approximately 262 of our hourly employees at Remy Automotive Hungary kft. (fka Delco Remy Hungary kft.) are affiliated with the Hungarian Steel Industry Workers Union. The agreement was signed July 17, 1996 and is perpetual, subject to termination upon three months notice from either party.

As of December 31, 2004, approximately 400 of our hourly workers at our Polish facilities are affiliated with the Intercompany Trade Union or the Intercompany Union Organization NSZZ. Agreements with these unions were signed on August 23, 2000 and are perpetual.

As of December 31, 2004, approximately 1,900 of our hourly employees at our Mexican facilities were affiliated with the Confederacion Regional Obrera Mexicana SLP. Agreements with this union expire at various times in 2006 and 2007.

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

The Mississippi Department of Environmental Quality, which we refer to as MDEQ, issued Notices of Violation regarding alleged violations of state air laws by two of the Remy Reman facilities in Mississippi. Remy Reman resolved this liability through payment in January 2005 of approximately $0.2 million.

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. has installed wastewater treatment equipment and is in compliance with the terms of the order and has eliminated the discharge. In July 2004, we and Franklin Power Products, Inc. entered into an agreement with the U.S. Department of Justice on behalf of the EPA, which tolled the statute of limitations on the EPA’s potential claim for penalties. Since that time, we have been cooperating with the EPA by providing additional information and entered into settlement negotiations with EPA and the Department of Justice.

Backlog

The majority of our products are not on a backlog status.

Seasonality

Our business is seasonal, as our major OEM customers historically have one to two week shutdowns of operations during July and December. Our sales results in the third and fourth quarters reflect the effects of these shutdowns. Our working capital requirements also are affected by seasonality, as we build inventory for the summer sales month in the aftermarket. Typically our working capital requirements are highest from April through August and the change from the highest month to the lowest month (typically December) for accounts receivable, inventory and accounts payable has averaged $40.0 million over the past three years. Refer to Note 20 to our consolidated financial statements in Item 8, which presents certain quarterly (unaudited) financial information.

Acquisitions

We made cash earn-out payments totaling $13.5 million in 2004 relative to the 2000 acquisition of M&M Knopf Auto Parts, L.L.C., which we refer to as Knopf. These payments were based on the achievement of certain earnings goals by Knopf during the period August 2000 to December 2003. In December 2003, $13.5 million was accrued and recorded as an adjustment to the purchase price of Knopf, resulting in a corresponding increase in goodwill.

In connection with settlement of the arbitration between certain of our affiliates and our former partner at our operations in Mexico (see Note 2 to our consolidated financial statements), we recorded the purchase of the remaining shares of the Mexico joint venture from the minority shareholders. The net purchase portion of the arbitration award of approximately $5.5 million in cash was paid in the third quarter of 2004 and resulted in an approximately $5.1 million increase in goodwill.

We made the final cash payment of approximately $4.8 million in 2004 on notes issued in 2002 in connection with our acquisition of the remaining shares from the minority shareholders of Remy Korea Limited (formerly Delco Remy Korea Limited), which was acquired in 1999.

We also made cash payments totaling approximately $1.8 million in 2004 relative to the acquisition of Delphi Corporation’s light vehicle alternator business.

Discontinued Operations

On September 1, 2004, we completed a stock sale of two of our wholly owned subsidiaries, Williams Technologies, Inc., which we refer to as Williams, and JAX Reman, L.L.C., which we refer to as JAX, to Caterpillar, Inc., which we refer to as CAT, for net cash proceeds of approximately $104.3 million and recorded an estimated gain of approximately $45.1 million, net of income taxes and deal-related costs and subject to future adjustment. In the third quarter of 2004, we also completed plans for the disposition of a related business.

The historical results for these companies are treated as discontinued operations beginning in the third quarter of 2004 and all prior periods have been reclassified.

ITEM 2	PROPERTIES

Properties

Our world headquarters are located at 2902 Enterprise Drive, Anderson, Indiana 46013. We lease our headquarters. The following table sets forth certain information regarding manufacturing and certain other facilities operated by us as of December 31, 2004.

Location	Number Of Facilities	Use	Owned/Leased
Anderson, IN	6	Office/Manufacturing/Testing	Leased
Atlanta, GA	1	Warehouse/Office	Leased
Bagsvaerd, Denmark	1	Manufacturing	Leased
Brooklyn, NY	2	Warehouse/Office	Leased
Brusque, Brazil	1	Manufacturing	Leased
Budapest, Hungary	1	Warehouse	Owned
Buffalo, NY	2	Office/Warehouse	Leased
Chantilly, VA	2	Manufacturing/Office/Warehouse	Leased
Cradley Health, United Kingdom	1	Manufacturing	Leased
Detroit, MI	1	Office	Leased
Dulmen, Germany	1	Office	Leased
Findlay, OH	1	Retail	Leased
Flint, MI	1	Warehouse/Office	Leased
Fort Wayne, IN	1	Manufacturing/Warehouse	Leased
Fradley, United Kingdom	2	Manufacturing/Warehouse	Leased
Franklin, IN	4	Manufacturing/Office/Warehouse	Leased/Owned
Hancock, MD	1	Warehouse/Office	Leased
Heverlee, Belgium	1	Office	Leased
Heist Op Den Berg, Belgium	3	Office/Manufacturing/Warehouse	Leased
Jemmel, Tunisia	1	Manufacturing	Leased
Jingzhou, P.R. China	1	Manufacturing	Leased
Kaleva, MI	1	Manufacturing	Leased
Kings Winford, United Kingdom	1	Manufacturing	Leased
Kyoungnam, South Korea	1	Manufacturing/Warehouse	Owned
Laredo, TX	1	Warehouse	Leased
Lavant, United Kingdom	1	Manufacturing	Leased

Location	Number Of Facilities	Use	Owned/Leased
Leicester, United Kingdom	1	Manufacturing/Warehouse	Leased
Mansfield, TX	1	Manufacturing	Leased
Marion, MI	1	Manufacturing	Leased
Matehuala, Mexico	1	Manufacturing/Office	Leased
Memphis, TN	1	Warehouse	Leased
Meridian, MS	2	Manufacturing/Office	Leased
Mezokovesd, Hungary	1	Manufacturing	Owned
Miskolc, Hungary	1	Manufacturing/Warehouse	Leased
Noida, India	1	Manufacturing/Office	Owned
Peru, IN	4	Office/Manufacturing/Warehouse	Leased
Philadelphia, PA	1	Office/Warehouse	Leased
Piscataway, NJ	1	Office/Warehouse	Leased
Pondicherry, India	1	Manufacturing	Owned
Raleigh, MS	4	Manufacturing/Warehouse	Leased
Reed City, MI	1	Office	Leased
San Luis Potosi, Mexico	6	Manufacturing/Office/Warehouse	Leased
Sao Pavlo, Brazil	1	Office	Leased
Seoul, South Korea	1	Office	Leased
Shanghai, P.R. China	1	Office	Leased
Shenzen, P.R. China	1	Office	Leased
Shubuta, MS	1	Manufacturing	Leased
Soeborg, Denmark	1	Manufacturing/Office	Leased
Spartanburg, SC	1	Warehouse/Office	Owned
Swidnica, Poland	1	Manufacturing/Office/Warehouse	Owned
Taylorsville, MS	1	Manufacturing/Warehouse	Leased
Toledo, OH	1	Retail	Leased
Troy, MI	1	Office	Leased
Winchester, VA	2	Office/Manufacturing/Warehouse	Leased
Winnepeg, Canada	2	Manufacturing/Warehouse	Leased/Owned

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

Remy Mexico, S. de R.L. de C.V. Arbitration

Remy Mexico Holdings, S. de R.L. de C.V., which we refer to as RMH, our indirect subsidiary, and GCID Autopartes, S.A. de C.V., which we refer to as GCID, were parties to a series of agreements, including a partnership agreement. The partnership agreement created Remy Mexico, S. de R.L. de C.V. (formerly Delco Remy Mexico, S. de R.L. de C.V.), which we refer to as RM, which operates certain manufacturing facilities in Mexico. GCID was the minority partner with a 24% ownership interest. An affiliate of ours and RMH, Remy Componentes, S. de R.L. de C.V., which we refer to as RC and RM, were parties to a services agreement with an affiliate of GCID relating to the partnership, which, among other things, required the payment of fees in connection with the provision of employees to the partnership. That agreement terminated as of April 3, 2004. Another affiliate of GCID was the partnership’s landlord until April 30, 2004.

RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements with RMH and to sell its partnership interest to RMH in exchange for a $13 million termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under the partnership agreement, alleging that RMH had failed to conduct the business of the partnership in accordance with that agreement. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association against RMH and later added RC and our wholly owned subsidiary, Remy, Inc. (formerly Delco Remy America, Inc.), who together with RMH and RC are referred to as the named parties. GCID and its affiliates sought damages for the alleged (i) breaches of the partnership agreement, including a requirement under the partnership that RMH buy out GCID’s partnership interest; (ii) breaches of fiduciary duty; (iii) breaches of various other contracts between and among the various parties and (iv) tortious interference with contractual relations. RM terminated the lease agreement as of September 27, 2003. RM and RC relocated all operations to another facility in San Luis Potosi, Mexico as of April 30, 2004. In accordance with an interim award from the arbitration panel on March 10, 2004, RM and RC hired the employees previously provided by GCID’s affiliate under the services agreement as of April 3, 2004.

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

UAW Litigation

On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America, which we refer to as UAW, and its Local Union 662 filed suit against the Company and RI, in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits plan, which we refer to as the SUB Plan. The plaintiffs allege that the SUB plan provides supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20.0 million for employees who were terminated as a result of the closure of RI’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also seek to enforce terminated provisions of a health care program which the plaintiffs allege provides the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify RI’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003 to which the Company filed an answer on July 24, 2003. The trial was previously expected to begin in January 2005, however, that date was continued and has not been reset as of this time. We deny the material allegations of the complaint, deny any wrongdoing and intend to defend ourselves vigorously, but are unable to predict whether the proceedings will have a material adverse effect.

Prison Labor Matter

In January 2004, a class action on behalf of all prisoners who worked in a South Carolina Department of Corrections, which we refer to as SCDC, Services Training Program at Lieber Correctional Institute was brought against our former subsidiary Williams, which was sold to CAT in September 2004, and the SCDC. The plaintiffs claim they should have been paid industry prevailing wage under a South Carolina prison industries authorization statute, that the SCDC and Williams violated the Payment of Wages Act and that the SCDC and Williams committed at tort under the South Carolina Tort Claims Act. Under the terms of the sale of Williams to CAT, we retained liability and responsibility for this claim. We deny the material allegations of the complaint, deny any wrongdoing and intend to defend ourselves vigorously, but are unable to predict whether the proceedings will have a material adverse effect.

Remy Reman Facilities

The Remy Reman facilities in Mississippi identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. The MDEQ issued Notices of Violation regarding alleged violations of state air laws by two of the Remy Reman facilities in Mississippi. Remy Reman resolved this liability through payment in January 2005 of approximately $0.2 million.

Franklin Power Products Facility

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance from the EPA requiring the facility to correct violations of its wastewater discharge permits.

Franklin Power Products, Inc. has installed wastewater treatment equipment and is in compliance with the terms of the Order and has eliminated the discharge. In July 2004, the Company and Franklin Power Products, Inc. entered into an agreement with the U.S. Department of Justice on behalf of the EPA, which tolled the statute of limitations on the EPA’s potential claim for penalties. Since that time, we have been cooperating with the EPA by providing additional information and have entered into settlement negotiations with the EPA and the Department of Justice.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is currently no established public market for our outstanding common equity.

Holders

The approximate number of record holders of each of our classes of common stock as of March 15, 2005 was as follows:

Class B Common Stock	1

Dividends

Our ability to pay dividends is restricted by certain covenants contained in our senior credit facilities, as well as certain restrictions contained in our indentures relating to our senior notes and our subordinated notes.

ITEM 6	SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data for the fiscal year ending July 31, 2000, the five month transition period ended December 31, 2000, and the years ended December 31, 2004, 2003, 2002 and 2001 (dollars in thousands).

	Year Ended December 31				Five Months Ended December 31	Year Ended July 31
	2004	2003	2002	2001	2000	2000
					(Unaudited)
Net sales	$1,051,165	$972,794	$932,636	$877,296	$389,884	$952,942
Net income (loss) from continuing operations	11,359	(180,926)	(3,831)	(44,992)	9,330	11,804
Total assets	755,758	723,976	852,819	947,231	924,470	889,240
Long-term debt, net	610,330	593,003	596,282	593,178	516,719	481,468
Redeemable preferred stock	—	306,969	274,074	244,699	—	—
Cash dividends declared per common share	NA	NA	NA	NA	—	—
Other items:
Restructuring charges (credits)	$942	$48,968	$(4,375)	$30,098	$—	$30,831
Special charges	—	118,240	—	30,026	—	—

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements and accompanying notes. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below.

General

We are a leading global manufacturer and remanufacturer of aftermarket and original equipment electrical components and aftermarket powertrain components for automobiles, light trucks, heavy-duty trucks, industrial, construction and agricultural applications and other heavy-duty applications. Our products include starters, alternators, engines, turbo chargers, and fuel systems. We also provide exchange services for used components, commonly known as cores, for remanufacturers. We supply numerous highly engineered products to over 3,500 customers, principally in North America, Europe, Latin America and Asia.

The aftermarket is highly fragmented and competitive. We believe that aftermarket suppliers are consolidating. We believe that this consolidation is occurring, in part, because of higher quality standards for remanufactured products, which may be more expensive or technically difficult for smaller remanufacturers to meet. We plan to exploit our leading position in the aftermarket for electrical components and to grow our share through internal growth and acquisitions.

The demand for components in the original equipment manufacturer, which we refer to as OEM, market is cyclical. We believe that opportunities for growth in the OEM market will continue to come primarily through the introduction of new products and expansion of our global operations. We believe that our aftermarket and OEM products are complementary and provide us with a competitive advantage in meeting customer needs and maintaining the high levels of expertise necessary to compete successfully in both markets. We believe that the high capability and expertise required to meet the stringent technology and quality requirements of OEM customers provides us with a competitive advantage in the development and production of products for the aftermarket.

The primary elements of cost of goods sold in our products include component parts, material, labor costs and overhead. The availability of cores may impact our cost of goods sold. While the availability and cost of cores fluctuate based on supply and demand, our relationships with dealers and our customers have historically provided us with sufficient access to cores at favorable prices.

With our 2003 acquisition of Delphi Corporation’s light vehicle alternator business, we believe we have now established the principal capabilities, geographic positions, cost base and customer base that we sought to achieve following our separation from GM over ten years ago. We believe we are now well-positioned to capitalize on our achievements by increasing our sales through organic growth, strategic transactions, pursuing cost savings opportunities and focusing on cash flow generation.

On March 18, 2005 we acquired substantially all of the assets and assumed certain liabilities of Unit Parts Company, which we refer to as UPC, based in Oklahoma City (See Note 22 to our financial statements in Item 8). UPC is a major supplier to the automotive aftermarket for new and remanufactured starters and alternators, offering custom branding, packaging and logistics solutions as well as complete engineering and support services. UPC had estimated net sales of approximately $150 million for the year 2004.

General Motors Corporation, which we refer to as GM, accounted for about 54% of our total OEM sales in 2004. In connection with our separation from GM, GM entered into long-term contracts to purchase from us 100% of GM’s North American requirements for automotive starters (other than for Saturn and Geo) and 100% of GM’s U.S. and Canadian requirements for heavy-duty starters and alternators. GM’s obligations to purchase our products in the future are subject to such products remaining competitive as to price, technology and design. GM’s obligation to purchase automotive starters from us terminates on July 31, 2008. Our exclusivity agreement with GM for heavy-duty vehicles expired in 2000, although we continued to supply GM’s heavy-duty starters and alternators in 2004. We cannot be sure that GM will not develop alternative sources for components currently produced by us and purchase some or all of its requirements from alternative sources.

In addition, GM Service Parts Organization, which we refer to as GM SPO, has been designated as an exclusive distributor of a significant amount of our automotive aftermarket products and as a distributor of our heavy-duty aftermarket products. In April 2002 we reduced our prices in accordance with the competitive clause of the agreement. Our exclusive distribution arrangement with GM SPO for our automotive aftermarket products terminates on July 31, 2008. Our distribution arrangement with GM SPO is renewable on an annual basis for our heavy-duty aftermarket products.

During the past four years, we have taken actions to improve our cost structure, delivery, quality and price, some of which have resulted in significant charges to income. The restructuring and other special or unusual charges discussed below were significant factors contributing to the net losses reported in 2001 through 2003. Events affecting the past four fiscal years include:

•	Additional expenditures in 2004 and late 2003 on product engineering, systems and marketing programs, in part related to our new alternator product lines and new sales awards. These expenditures contributed to the 17% year over year increase in selling, general and administrative expenses in 2004.

•	A special charge of $103.9 million in 2003 for a change in estimate for the valuation of core inventory from primarily customer core acquisition cost to core broker prices. This change enhances purchasing and manufacturing decisions and provides more flexibility to adjust inventory levels and improve liquidity.

•	A special charge of $14.3 million in 2003 for the estimated cost of the past service fees, other claims, interest and costs relating to the arbitration award regarding the dispute with our Mexican joint venture partner, GCID Autopartes, S.A. de C.V. In 2004, the final award was determined and we made cash payments totaling $19.1 million relative to this matter.

•	Various restructuring actions to align our cost structure with market requirements (net charges totaling $75.6 million in 2004, 2003, 2002 and 2001) and implementation of rigorous continuous improvement and lean manufacturing programs throughout our operations to further reduce cost and improve productivity.

•	A charge of $24.7 million in 2003 to provide a valuation allowance for certain domestic deferred income tax assets established prior to 2003, and the establishment of a valuation allowance for the deferred tax assets arising from 2003 domestic losses.

•	Sale of our remanufactured transmission business in 2004. This action resulted net cash proceeds of $104.3 million, a gain of $45.1 million and the commitment to a plan to dispose of a related business with a resulting loss of $2.2 million.

•	Disposal of other non-core businesses, which were primarily generating losses, to focus resources on core operations (net losses on disposal totaling $24.9 million in 2004, 2003 and 2002 and cash proceeds on the sale totaling $30.4 million in 2004 and 2003).

•	A $74.2 million charge for the write-down of goodwill in connection with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) in 2002.

•	A charge of $16.1 million in 2001 to write-off various disputed items related to our separation from GM.

•	Costs of $4.2 million associated with our going private and leveraged recapitalization transaction in 2001. An additional $105.2 million charge to retained earnings was recorded in connection with this transaction.

We believe that the actions and associated charges discussed above, combined with organic growth and new business, have provided the foundation for improved operating performance in future years. The initial impact of the restructuring and other cost reduction actions are reflected in our 2004 and 2003 operating performance. Gross margins, excluding the special charges for the change in estimate for core valuation and the Mexican Arbitration discussed above, improved to 19.1% in 2004 compared with 18.7% in 2003 and 16.5% in 2002.

Results of Operations

The following table sets forth selected statements of operations data expressed as a percentage of sales:

	Year Ended December 31
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	80.9	81.3	83.5
Special charges	—	12.2	—
Gross profit	19.1	6.5	16.5
Selling, general and administrative expenses	10.8	9.9	10.2
Restructuring charges (credits)	0.1	5.0	(0.5)
Operating income (loss)	8.2	(8.4)	6.8
Interest expense, net	6.3	5.7	5.4
Income tax expense	0.5	3.8	0.9
Minority interest	0.3	—	0.5
Loss from unconsolidated joint ventures	0.1	0.7	0.4
Discontinued operations	4.3	(0.6)	(5.8)
Cumulative effect of change in accounting principle	—	—	8.0
Net income (loss)	5.3	(19.2)	(14.2)

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Net Sales

Product Categories	2004	2003	Increase/ (Decrease)	%Change
Automotive OEM	$305.9	$263.8	$42.1	16.0%
Heavy duty OEM	181.0	145.8	35.2	24.1
Electrical aftermarket	426.7	432.3	(5.6)	(1.3)
Powertrain	78.8	65.7	13.1	19.9
Core services	58.8	65.2	(6.4)	(9.8)
Total Net Sales	$1,051.2	$972.8	$78.4	8.1%

Automotive OEM sales increased due primarily to higher automotive volume, including new business awards, which were partially offset by customer price reductions. Heavy-duty OEM sales increased due to strong demand from Class 5 – 8 truck customers. OEM sales were also favorably impacted by currency exchange rates in Europe and Korea. Electrical aftermarket sales were down due to soft market conditions during 2004 and the loss of a U.S. retail customer, partially offset by favorable currency exchange rates in Europe and strong sales of locomotive power assemblies. Powertrain sales increased due to increased diesel engine and parts volume. Third party sales in the core services business decreased due to general market conditions.

Gross Profit

Gross profit of $200.5 million in 2004 compares with gross profit of $63.2 million in 2003. Gross profit in 2003 reflected the special charges totaling $118.2 million, consisting of the $103.9 million charge for the change in estimate of the valuation of our core inventory and the $14.3 million charge relative to the Mexico arbitration settlement. The special charges are discussed in more detail below. Excluding the special charges in 2003, gross profit and gross profit as a percentage of net sales improved in 2004 compared with 2003. Total OEM gross profit increased $22.5 million in 2004 compared with 2003. OEM gross profit in 2003 was negatively impacted by the $14.3 million arbitration settlement, which is excluded in the following discussion. Automotive OEM gross profit decreased $22.4 million in 2004 due to costs associated with new alternator product lines, higher material costs and price reductions, partially offset by higher sales volume and the benefits of restructuring and cost reduction actions. Heavy-duty OEM gross profit increased $30.6 million in 2004 due to sales volume growth and the benefits of restructuring and cost reduction actions, partially offset by higher material costs. Higher material costs reflect increased prices for metals. Electrical aftermarket gross profit, excluding the impact of the $88.7 million special core valuation charge in 2003, increased $11.8 million in 2004. This improvement reflected cost benefits associated with restructuring actions and improved material and warranty costs, partially offset by lower sales. Powertrain gross profit, excluding the impact of the $15.3 million special core valuation charge in 2003, increased $5.0 million in 2004. This improvement reflected higher sales and cost benefits associated with restructuring actions and improved factory efficiencies. Gross profit on core services decreased $6.0 million due to sales volume and product mix. Gross profit on aftermarket products was negatively impacted in 2004 by an $8.2 million charge for the decline in the value of its core inventory. Freight surcharges reflecting escalating fuel oil prices, primarily during the third and fourth quarters of 2004, negatively affected profitability in all product categories.

Selling, General and Administrative Expenses

Selling, general and administrative, which we refer to as SG&A, expenses increased $16.5 million, to $113.3 million in 2004, compared to $96.8 million in 2003. As a percentage of net sales, SG&A expenses were 10.8% in 2004 compared with 9.9% in 2003. The year over year increase in SG&A expenses primarily reflects higher expenditures on product engineering, systems and marketing programs, in part related to our new alternator product lines and new sales awards, principally in the OEM sector. We expect to continue our investment in resources necessary to support our global expansion and new product development, resulting in increases in SG&A expenses during 2005.

Restructuring Charges

We recorded a net restructuring charge of $0.9 million in 2004 primarily related to the actions taken in prior years discussed below. The 2004 charge consisted of employee termination benefits of $1.3 million and $1.4 million of other costs, partially offset by a $1.8 million reduction in the reserve established in 2003 for the impairment of operating leases, as we reached an agreement to transfer our lease obligation for an Anderson-based facility to a third party.

In 2003, we recorded restructuring charges totaling $49.0 million related to: (i) the closure of our starter and alternator manufacturing operations in Anderson, Indiana; (ii) the closure of our electrical aftermarket remanufacturing and distribution facilities in Reed City, Michigan; (iii) the consolidation of two of our remanufacturing operations in Mississippi; and (iv) the consolidation of certain of our operations in Europe. The charges consisted of employee separation programs of $14.4 million, an asset impairment charge of $29.2 million, operating lease impairment charges of $9.1 million, a pension plan curtailment charge of $1.8 million and other costs of $1.7 million. These charges were offset by a post-employment benefit plan curtailment gain of $7.2 million.

Operating Income (Loss)

Operating income of $86.3 million in 2004 compares with an operating loss of $82.5 million in 2003. The loss in 2003 was impacted by the special ($118.2 million) and restructuring ($49.0 million) charges discussed below. The remaining $2.5 million year over year increase was due to the increase in gross profit offset by the increase in SG&A expense discussed above.

Interest Expense, Net

Interest expense, net, increased $2.7 million to $58.2 million in 2004 compared to $55.5 million in 2003. This increase reflects approximately $3.4 million of interest expense charged to continuing operations in 2004 that was charged to discontinued operations in 2003, additional interest expense for the period between the call and redemption dates of $1.3 million relative to redemption of the 10 5/8% Senior Subordinated Notes recorded in 2004 and interest expense associated with the Second Priority Senior Secured Floating Rate Notes issued in 2004, partially offset by lower interest expense on our senior credit facility and other borrowings. Our senior credit facility was paid down on September 1, 2004 with proceeds received from the sale of Williams and JAX.

Loss on Early Extinguishment of Debt

In connection with our refinancing actions during 2004 (discussed below), we recorded a loss on the early extinguishment of debt totaling $7.9 million. This loss consisted of: (i) a call premium of $2.5 million and write off of deferred financing costs of $1.4 million on redemption of the 10 5/8% Senior Subordinated Notes; (ii) a prepayment penalty of $1.8 million and write off of deferred financing costs of $0.7 million on prepayment of the term loan; and (iii) a write off of deferred financing costs of $1.2 million and other fees of $0.3 million.

Income Taxes

The income tax provision of $5.4 million in 2004 consisted of taxes in various foreign jurisdictions totaling $5.0 million and provisions for domestic state and local taxes of $0.4 million. In accordance with SFAS No. 109, we established a valuation allowance for domestic U.S. deferred tax assets in 2003, which resulted in no domestic U.S. tax provision on 2004 domestic income. The income tax provision of $36.7 million in 2003 consisted of the $24.7 million increase to the valuation allowance as discussed below, a $2.9 million provision related to withholding taxes on intercompany dividends declared in 2003 and provisions in various foreign jurisdictions totaling $9.1 million. Our consolidated effective income tax rate of 26.7% in 2004 and (26.6%) in 2003 reflects the above issues.

Minority Interest in Income or Loss of Subsidiaries

Minority interest in income of subsidiaries of $2.8 million in 2004 compares with a $0.1 million credit in 2003. Minority interest in 2004 included minority shareholders’ interests in the earnings of Hubei Delphi Automotive Generators Company, Ltd., which we refer to as Hubei, Remy Mexico, S. de R.L. de C.V. (formerly Delco Remy Mexico, S. De R.L. de C.V.), which we refer to as RM, and our joint venture with International Truck and Engine Corporation. The $0.1 million credit in 2003 includes minority shareholders’ interests in the earnings of Hubei, RM, World Wide Automotive, L.L.C., which we refer to as World Wide, Power Investments, Inc., which we refer to as Power, and our joint venture with International Truck and Engine Corporation. A $2.5 million credit was recorded in 2003 related to minority shareholders’ share of the $103.9 million charge for the change in estimate in the valuation of core inventory. We purchased the remaining minority shareholders’ interests in World Wide and Power under contractual put agreements in 2003 and the remaining interest in RM in 2004 in connection with finalization of the Mexico Arbitration.

Loss From Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures of $0.6 million in 2004 compares with a loss of $6.4 million in 2003. The loss in 2004 consisted of losses recognized related to additional capital contributions we made into iPower Technologies, L.L.C., which we refer to as iPower, and losses recorded by Hitachi Remy Automotive GmbH, partially offset by earnings recorded by Sahney Paris Rhone Ltd. Our share of losses related to Hitachi Remy Automotive GmbH in 2004 reduced the carrying value to zero. Accordingly, we have discontinued recognition of losses related to this joint venture. The loss in 2003 consisted of the write off of our investment in iPower and losses recorded by Hitachi Remy Automotive GmbH, partially offset by earnings recorded by Sahney Paris Rhone Ltd.

Discontinued Operations

Income from discontinued operations of $1.2 million in 2004, related primarily to the remanufactured transmission business, reflects operating income of $5.7 million, net of restructuring charges of $0.4 million, and interest expense of $4.5 million. The loss from discontinued operations of $8.0 million in 2003 reflects restructuring charges of $0.9 million and interest expense of $7.8 million. The loss from discontinued operations in 2003 includes the results of the remanufactured transmission business, Tractech, Kraftube and the contract remanufacturing and retail aftermarket gas engine businesses.

We recorded a $45.1 million gain, net of income taxes and deal-related costs, on the sale of Williams Technologies, Inc., which we refer to as Williams, and JAX Reman, L.L.C., which we refer to as JAX, to Caterpillar, Inc., which we refer to as CAT, in 2004. An estimated loss of $2.2 million was recorded in 2004 in connection with the commitment to dispose of a related business. An additional net gain of $1.0 million was recorded in 2004 on the sale of Tractech, Kraftube and the gas engine businesses. An initial gain of $2.3 million was recorded in 2003 on the sale of Tractech and Kraftube.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Net Sales

Product Categories	2003	2002	Increase	%Change
Automotive OEM	$263.8	$256.3	$7.5	2.9%
Heavy duty OEM	145.8	140.9	4.9	3.5
Electrical aftermarket	432.3	421.8	10.5	2.5
Powertrain	65.7	58.8	6.9	11.7
Core services	65.2	54.8	10.4	18.9
Total Net Sales	$972.8	$932.6	$40.2	4.3%

Automotive OEM sales increased due primarily to shipments of alternators from Hubei and increased demand from non-GM customers. Heavy-duty OEM sales increased due to strong demand from Class 5 – 8 truck customers, primarily in the fourth quarter. OEM sales were also favorably impacted by currency exchange rates in Europe and Korea. Electrical aftermarket sales were up due to new business wins, partially offset by reduced sales to GM SPO and, in the first quarter, customer inventory reductions. Electrical aftermarket sales were also favorably impacted by currency exchange rates in Europe. Powertrain sales increased due to increased diesel engine and parts volume. Third party sales in the core services business increased due to higher volumes.

Gross Profit

Gross profit of $63.2 million in 2003 includes the special charges totaling $118.2 million discussed below and compares with gross profit of $153.7 million in 2002. Excluding the special charges, gross profit and gross profit as a percentage of net sales improved in 2003 compared with 2002. Total OEM gross profit decreased $5.0 million in 2003 compared with 2002. OEM gross profit in 2003 was negatively impacted by the $14.3 million arbitration settlement, which is excluded in the following discussion. Automotive OEM gross profit declined $0.8 million in 2003 as a result of start-up costs in new facilities, strengthening foreign currencies on costs in foreign production facilities and costs arising from the shut down and transfer of operations, largely offset by higher sales and the benefits of cost reduction and restructuring actions. Heavy-duty OEM gross profit increased $10.1 million due to higher sales and the benefits of cost reduction and restructuring actions. Electrical aftermarket gross profit, excluding the impact of the $88.7 million special core valuation charge in 2003, increased $6.1 million in 2003. This improvement was due primarily to increased sales volume, partially offset by unfavorable product mix. Powertrain gross profit, excluding the impact of the $15.3 million special core valuation charge in 2003, increased $5.3 million in 2003. This improvement reflected an overall increase in remanufactured diesel engine and parts volume and lower warranty cost. Gross profit on core services increased $7.1 million due to sales volume growth and improved product mix.

Selling, General and Administrative Expenses

SG&A expenses increased $1.7 million, to $96.8 million in 2003, compared to $95.1 million in 2002. As a percentage of net sales, SG&A expenses improved to 9.9% in 2003 from 10.2% in 2002. The year over year increase in spending primarily reflects investments in product engineering, distribution and marketing programs, largely offset by overall cost reduction and control efforts.

Special Charges

We recorded a special charge to cost of goods sold of $103.9 million in 2003 for a change in estimate of the valuation of our core inventory. This change in estimate establishes a new inventory value for core inventory, from primarily customer core deposit value to core broker price. It also aligns us with the majority of companies that use core broker prices for inventory valuation and with market trends indicating that the long-term recovery of core prices is unlikely. This non-cash charge did not materially impact our liquidity or borrowing base. We believe that this change will drive better purchasing and manufacturing decisions and provide additional flexibility to adjust inventory levels.

We recorded a $14.3 million charge in 2003 in connection with an interim decision entered by the arbitration panel in a proceeding brought against certain of our affiliates by the minority partner of our Mexico joint venture. The arbitration panel issued its final award on June 25, 2004. In accordance with this award, we paid approximately $17.3 million for the remaining minority interest, the award for past services fees and other claims, including interest. In addition, we paid approximately $1.8 million in value added tax as a result of these payments. The final award did not affect the special charge recorded in 2003.

Restructuring Charges and Credits

In 2003, we recorded restructuring charges totaling $49.0 million related to: (i) the closure of our starter and alternator manufacturing operations in Anderson, Indiana; (ii) the closure of our electrical aftermarket remanufacturing and distribution facilities in Reed City, Michigan; (iii) the consolidation of two of our remanufacturing operations in Mississippi; and (iv) the consolidation of certain of our operations in Europe. The charges consisted of employee termination benefits of $14.4 million, an asset impairment charge of $29.2 million, operating lease impairment charges of $9.1 million, a pension plan curtailment charge of $1.8 million and other costs of $1.7 million. These charges were offset by a post-employment benefit plan curtailment gain of $7.2 million.

In 2002, we recorded a non-cash net restructuring credit of $4.4 million consisting of a $4.9 million post-employment benefit curtailment gain and a $0.5 million pension curtailment charge related to employee separation programs associated with our 2001 restructuring actions.

Operating Income (Loss)

The $82.5 million operating loss in 2003 includes the special charges totaling $118.2 million and $49.0 million in restructuring charges discussed above and operating profit of $63.0 million in 2002 includes the $4.4 million net curtailment gain. Year over year performance was also impacted by the other sales, gross profit and SG&A expense factors discussed above.

Interest Expense, Net

Interest expense, net, increased $5.0 million to $55.5 million in 2003 compared to $50.5 million in 2002. This increase reflects approximately $8.8 million of interest expense charged to continuing operations in 2003 that was charged to discontinued operations in 2002, and a $0.5 million increase in deferred financing costs related to the senior credit facilities. These increases were partially offset by $2.7 million of reductions including lower borrowings under the senior credit facilities and other items. Interest expense in 2002 includes a $1.8 million loss on the write off of deferred financing costs in connection with the early retirement of our then existing $200.0 million revolving credit facility.

Income Taxes

The income tax provision of $36.7 million in 2003 includes a $24.7 million increase to the deferred tax valuation allowance recorded in the fourth quarter for certain unreserved domestic income tax assets established prior to 2003. This valuation allowance was provided in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), primarily as a result of recording three consecutive years of domestic losses. The 2003 provision also includes a $2.9 million provision related to withholding tax on intercompany dividends declared in 2003 and provisions in various foreign jurisdictions totaling $9.1 million. A valuation allowance was also established on the deferred tax assets arising from 2003 domestic losses. Our consolidated effective income tax rate of 66.0% in 2002 reflects taxable intercompany dividends paid in 2002, which are not deductible for financial reporting purposes.

Minority Interest in Income or Loss of Subsidiaries

Minority interest in income or loss of subsidiaries of a $0.1 million credit in 2003, compares with a $4.2 million charge in 2002. The year over year change reflects (i) a $2.5 million credit in 2003 related to minority shareholders’ share of the $103.9 million charge for the change in estimate in the valuation of core inventory and (ii) our purchase of additional shares from the minority shareholders of World Wide, Power, and Delco Remy Korea, partially offset by the minority interest of Hubei, which was acquired in March 2003.

Loss From Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures of $6.4 million in 2003 compares with a loss of $3.8 million in 2002. This increased loss primarily reflects the write-off of our investment in iPower and increased losses recorded by Hitachi

Remy Automotive GmbH, partially offset by higher earnings at Sahney Paris Rhone Ltd. and the termination in 2002 of our joint venture, Continental ISAD Electrical Systems GmbH & Co., formed with Continental AG in 2002.

Discontinued Operations

The loss from discontinued operations of $8.0 million in 2003 reflects restructuring charges of $0.9 million and interest expense of $7.8 million. The loss from discontinued operations of $26.3 million in 2002 consisted of operating losses of $11.3 million, including restructuring charges of $2.8 million, interest expense of $16.7 million and an income tax benefit of $1.7 million. The loss from discontinued operations in 2003 and 2002 includes the results of the remanufactured transmission business, Tractech, Kraftube and the contract remanufacturing and retail aftermarket gas engine businesses.

Cumulative Effect of Change in Accounting Principle

In accordance with the provisions of SFAS No. 142, we recorded a $74.2 million charge to write down goodwill in certain of our operations in the first quarter of 2002. There was no income tax effect on this charge.

Liquidity and Capital Resources

Our short-term liquidity needs include required debt service (including capital lease payments), day-to-day operating expenses, working capital requirements and the funding of capital expenditures, contingent acquisition payments for recently completed acquisitions and restructuring actions. Cash interest payments are expected to approximate $62.0 million in 2005. In 2005, we will be required to make payments in connection with the previous acquisitions of portions of Delphi Corporation’s light vehicle alternator business. Long-term liquidity requirements include principal payments of long-term debt and payments in connection with the acquisition of our light vehicle alternator business of about $2.0 million in 2006. Our contractual obligations are provided in the table under the section “Contractual Obligations and Contingent Liabilities and Commitments.” Our principal payments on long-term lease obligations are presented in Note 9 to our consolidated financial statements.

In March 2005 we entered into Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement to reflect, among other matters, the acquisition of substantially all of the assets and the assumption of certain liabilities of UPC. Additionally, the Amendment increases the maximum draw under our asset based Senior Credit Facility from $120.0 million to $145.0 million, eliminates the Earnings Before Interest, Taxes, Depreciation and Amortization, which we refer to as EBITDA, and Fixed Charge covenants from the facility and extends the maturity of the facility to June 30, 2008 with provisions for annual extensions thereafter. The amendment is discussed below.

On April 23, 2004, we issued $125.0 million principal amount of Second Priority Senior Secured Floating Rate Notes due 2009, which we refer to as the Floating Rate Notes, bearing an interest rate of LIBOR plus 4.00%, and $150.0 million principal amount of 9 3/8% Senior Subordinated Notes due 2012, which we refer to as the 9 3/8% Senior Subordinated Notes. The net proceeds from the issuance of these notes were used to pay down existing indebtedness under our senior credit facilities, including repayment of the $60.0 million term loan discussed below and relevant prepayment premium, and to finance the redemption of our outstanding 10 5/8% senior subordinated notes due 2006 issued on August 1, 1996, including the call premium and accrued interest. The 10 5/8% notes were called for redemption in their entirety on April 23, 2004 at a redemption price of 101.771% of their face amount plus accrued but unpaid interest up to, but not including, the redemption date of May 24, 2004.

On June 28, 2002, we entered into a $250.0 million secured, asset based, revolving credit facility, which we refer to as the Senior Credit Facility, with a syndicate of banks led by Wachovia Bank, National Association and its subsidiary Congress Financial Corporation. The Senior Credit Facility replaced our then-existing $200.0 million secured revolving credit facility, which was due to expire on March 31, 2003. The interest is payable at the end of each month.

The Senior Credit Facility is collateralized by liens on substantially all of our assets and substantially all of the assets of our domestic and certain of our foreign subsidiaries and by the capital stock of such subsidiaries.

On October 3, 2003, we amended and restated our Senior Credit Facility. The $250.0 million amended and restated facility consisted of a $190.0 million secured, asset-based, revolving facility, and a $60.0 million term loan facility. Proceeds from the new term loan were used to reduce outstanding debt under our asset-based revolving credit facility, thereby increasing our total borrowing capacity under the Senior Credit Facility by approximately $60.0 million. The interest rate on the term loan facility is Wachovia Bank’s prime rate plus 4.5% subject to a minimum interest rate of 8.5%. The applicable interest rate on the amount borrowed under the revolving credit facility remains unchanged and floats at rates above Wachovia Bank’s prime rate and/or Eurodollar rates.

On September 1, 2004, we amended our senior credit facility to change certain definitions and to adjust certain financial covenants to reflect the sale of Williams and JAX. The revised covenant calculation for EBITDA was lowered from $108.0 million to $99.0 million for the rolling twelve-month period ending December 31, 2004, reflecting the sale of our transmission business.

In connection with the various amendments in 2004 and 2005, we amended our senior credit facilities to reflect the extinguishment of the $60.0 million term loan, provide for borrowings of up to $145.0 million under our asset based revolving credit facility, and extend the maturity date to June 30, 2008 with provisions for annual extensions thereafter.

At December 31, 2004, there were no borrowings under our Senior Credit Facility and utilization of letters of credit totaled $6.55 million. Based on the collateral supporting the senior credit facility at December 31, 2004, $113.45 million was available under the Facility. Had we had borrowings outstanding under our revolving credit facility at December 31, 2004, the interest rate would have been between 5.15% and 5.5%.

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

During 2003, certain of our Mexican subsidiaries entered into a machinery and equipment sale-leaseback financing transaction with GE Mexico. Cash proceeds were $10.3 million, net of security deposits of $5.4 million. Under the terms of this agreement, the relevant subsidiaries must maintain certain net worth, earnings before interest, taxes, depreciation and amortization (as defined) and sales levels, in addition to other requirements normally associated with this type of financing. We have accounted for these transactions as a financing transaction in accordance with SFAS No. 66 and SFAS No. 98. Accordingly, we have recorded an obligation of $15.7 million. The obligation at December 31, 2004 and 2003 was $12.2 million and $15.1 million, respectively. We also continue to explore additional financing options, both in the U.S. and abroad, in an effort to further enhance liquidity and assure continued compliance with the covenants of all existing financing arrangements.

We participate in two programs that accelerate the collection of accounts receivable. Under one program we sell the accounts of one of our aftermarket customers to a bank, on a non-recourse basis, at a discount. At December 31, 2004, the amount of receivables under this program was $21.1 million. The second program is an early pay plan under which a third party acts as paying agent for one of our customers. The accounts are paid, at a discounted rate, in 5 to 7 days after shipment instead of the regular terms. This program is also without recourse. The amount covered by this plan at December 31, 2004 was $6.6 million.

We believe that cash generated from operations, together with the amounts available under the senior credit facilities and other borrowings, will be adequate to meet our debt service, capital expenditure, contingent acquisition payment, restructuring and working capital requirements for at least the next twelve months, although no assurance can be given in this regard.

Year Ended December 31, 2004

Cash used in operating activities of continuing operations in 2004 of $9.4 million includes cash restructuring payments of $9.0 million and a litigation payment of $13.6 million. Accounts receivable increased $10.8 million in 2004 due primarily to stronger Automotive and Heavy-Duty OEM and Powertrain sales, in addition to a decrease in accelerated collections under the receivables programs discussed above. Days of sales outstanding were essentially unchanged year over year. Inventories increased $19.5 million in 2004 due primarily to builds in support of higher future Heavy-Duty OEM sales, builds for the launch of an additional remanufactured diesel engine and the impact of foreign currency exchange rates. Accounts payable increased $15.3 million in 2004 primarily as a result of the inventory builds discussed above. Other current assets and liabilities, net, increased $22.2 million year over year due primarily to a reduction in accrued expenses, including product warranty, employee salaries and benefits, interest and the payment of certain transaction fees. Cash restructuring payments consisted of employee termination benefits, leases and other costs. The litigation payment of $13.6 million (including value added tax of $1.8 million) was made in connection with the settlement of the services agreement component of the arbitration with the former minority shareholders of RM.

Cash provided by investing activities of continuing operations in 2004 of $53.8 million included acquisition payments totaling $25.5 million, consisting of earn-out payments relative to the 2000 acquisition of M&M Knopf Auto Parts, L.L.C. ($13.4 million), the final cash payment on notes issued in 2002 in connection with the acquisition of the remaining shares from the minority shareholders of Remy Korea Limited ($4.8 million), purchase of the remaining shares from the minority shareholders of the Mexico joint venture ($5.5 million) and payments made in connection with the acquisition of Delphi Corporation’s light vehicle alternator business ($1.8 million). In 2004 we recorded proceeds on the sale of Williams and JAX of $104.3 million, net of income taxes and deal-related costs, and proceeds on the sale of Tractech and Kraftube of $0.4 million. Capital expenditures of $25.3 million in 2004 consisted primarily of production, engineering and distribution equipment and systems. We have planned capital expenditures of approximately $35.0 million to $40.0 million in 2005. Capital expenditures are expected to increase in 2005 as a result of expenditures for the launch of new products and the establishment of new technology centers in Europe and Asia.

Cash used in financing activities of continuing operations in 2004 of $3.7 million included proceeds from the issuance of long-term debt ($275.0 million), payments for the retirement of long-term debt ($200.0 million) and payment of related financing costs ($12.5 million). We also made a $2.5 million payment to CVC Management LLC in 2004 relative to services provided in connection with the refinancing of our senior credit facility in 2002. Net repayments of other debt included the pay down of our senior credit facility with proceeds from the sale of Williams and JAX. In addition, cash dividends of $1.0 million were paid to the minority shareholders of Hubei.

Cash outflows of discontinued operations of $0.9 million in 2004, primarily related to the remanufactured transmission business, reflects operating income excluding restructuring charges of $6.0 million, an increase in net working capital and other assets and liabilities of $5.4 million, cash restructuring payments of $1.0 million and capital expenditures of $0.5 million.

Year Ended December 31, 2003

Cash provided by operating activities of continuing operations in 2003 of $25.1 million reflected net income from continuing operations, excluding non-cash and other reconciling items, of $31.9 million, a reduction in net working capital, excluding the effect of acquisitions and the change in estimate for core inventory valuation, of $8.5 million and cash restructuring payments of $15.3 million. Accounts receivable increased by $8.6 million, primarily due to increased sales volume in the OEM markets in the fourth quarter of 2003 and extended terms with certain customers in the core services business. Days of sales outstanding improved year over year. Inventories increased $28.3 million, excluding the change in estimate for core inventory valuation, reflecting launch of the new light-duty alternator product line, higher core returns from our customers and the exchange impact of the weaker dollar. Inventory turns improved year over year. Accounts payable increased by $24.5 million in 2003 due primarily to strong fourth quarter sales and the resulting increased inventory purchases, and changes in terms with certain foreign vendors. A $20.9 million decrease in other net current assets and liabilities primarily reflects increases in accrued wages, interest, warranty and other accrued liabilities. Cash restructuring payments consisted of employee termination benefits and lease termination costs.

Cash used in investing activities of continuing operations of $5.3 million included acquisition payments totaling $18.9 million, consisting of payments under contractual put agreements for World Wide ($5.9 million), Remy Korea Limited ($5.3 million) and Power ($5.2 million), and the acquisition of Delphi Corporation’s light vehicle alternator business ($6.1 million, including $3.6 million of cash acquired). In the fourth quarter of 2003, we recorded an estimated contingent earn-out liability of $13.5 million related to the acquisition of Knopf (as discussed above). The liability was based on the achievement of certain earnings goals by Knopf during the period August 2000 to December 2003 and was paid in 2004. This adjustment to the purchase price of Knopf resulted in a $13.5 million increase in goodwill. In the fourth quarter of 2003, we reversed an estimated contingent earn-out liability and recorded a corresponding reduction in goodwill in the amount of $4.3 million, which had been established relating to the acquisition of Mazda NA. We determined that it was unlikely that Mazda NA would achieve certain sales goals during the period June 2001 to

December 2005. Net proceeds of $30.1 million were recorded on the sale of Tractech and Kraftube. Capital expenditures of $16.3 million consisted primarily of production, engineering and distribution equipment.

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

Cash outflows of discontinued operations of $7.7 million in 2003 primarily reflected capital expenditures in the remanufactured transmission business of $3.7 million and cash restructuring payments of $2.6 million.

Year Ended December 31, 2002

Cash provided by operating activities of continuing operations of $38.0 million in 2002 reflected net income from continuing operations, excluding non-cash and other reconciling items, of $33.3 million, a reduction in working capital of $20.5 million and cash restructuring payments of $15.8 million. Accounts receivable declined $5.5 million in 2002 due to accelerated collections through arrangements with certain financial institutions ($16.7 million), partially offset by increased fourth quarter sales. Inventories increased $4.9 million in 2002 due primarily to higher product returns in the aftermarket during the fourth quarter, largely offset by increased core usage and other inventory management efforts. Accounts payable increased $15.2 million year over year due to timing of vendor payments. Cash restructuring payments consisted primarily of employee termination benefits.

Cash used in investing activities of continuing operations included payments under contractual put agreements for Power ($5.6 million), World Wide ($5.4 million) and Remy Korea Limited ($5.5 million) and $0.3 million related to the acquisition of Delphi Corporation’s light vehicle alternator business. Capital expenditures of $18.5 million consisted primarily of production equipment and tooling. In 2002, we contributed $3.0 million to our iPower joint venture.

Cash provided by financing activities of continuing operations in 2002 of $5.6 million consisted of net borrowings under our revolving line of credit and increased borrowings in certain foreign operations. Deferred financing cost payments totaling $7.8 million were made in 2002 in conjunction with the replacement of our prior senior credit facility. Cash payments of $1.8 million were made to the minority shareholders of Remy Korea Limited in 2002.

Cash outflows of discontinued operations of $17.8 million in 2002 reflected operating losses of $8.5 million, excluding impairment and restructuring charges, cash restructuring payments of $5.1 million and a $1.5 million increase in working capital.

Contractual Obligations, Contingent Liabilities and Commitments

Our contractual obligations as of December 31, 2004 are provided in the following table (dollars in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year		1 – 3 years	4 – 5 years	More than 5 Years
Long-Term Debt (1)	$618	$22	(2)	$154	$292	$150
Capital Lease Obligations	16	1		7	5	3
Pension Funding (3)	5	5		—	—	—
Other Post Retirement Benefits Funding	10	1		2	2	5
Operating Leases	63	10		27	14	12
Acquisition Payments (4)	6	4		2	—	—
Employee Termination Benefits	5	5		—	—	—
Other	11	8		2	—	1
Total Contractual Cash Obligations	$734	$56		$194	$313	$171
(1)	These amounts include indebtedness outstanding under our senior notes, senior subordinated notes, senior secured floating rate notes and other debt.
(2)	Includes $11 million related to foreign revolving credit agreements which will be renewed in 2005 with maturity dates of one year.
(3)	Amounts beyond 2005 are not currently estimable.
(4)	Payments in connection with the acquisition of Delphi Corporation’s light vehicle alternator business, including purchasing its machinery and equipment.

In addition to the contractual obligations disclosed above, we also have a variety of other contractual agreements related to the procurement of materials and other commitments. With respect to these agreements, we are not subject to any contracts that commit us to significant non-cancelable commitments. With respect to agreements related to the procurement of inventory used in our manufacturing and remanufacturing processes, we had approximately $70 million to $80 million of open purchase orders at December 31, 2004.

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

Effects of Inflation

We believe that the relatively moderate inflation over the last few years has not had a significant impact on our revenues or profitability and that we have been able to offset the effects of inflation by realizing improvements in operating efficiency. We have commodity price risk with respect to purchases of certain raw materials. However, we have provisions in many of our contracts, which provide for the pass through of fluctuations in the price of certain raw materials, such as copper and aluminum.

Foreign Sales

Approximately 27%, 26% and 22% of our net sales from continuing operations in 2004, 2003 and 2002, respectively, were derived from sales made to customers in foreign countries. Because of these foreign sales, our business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

Accounting Pronouncements

For a discussion of pending accounting pronouncements that may affect us, see Note 1 to our financial statements in Item 8.

Critical Accounting Policies

Our accounting policies, including those described below, require management to make significant estimates and assumptions using information available at the time the estimates are made. Actual amounts could differ significantly from these estimates. See Note 1 to our consolidated financial statements in Item 8 for a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. We believe the following are some of the more critical judgment areas in the application of accounting policies that currently affect the consolidated financial position and results of operations.

Inventory

Inventories are valued at the lower of cost or market determined by the first-in, first-out (FIFO) method. Estimates of lower of cost or market value of inventory are determined at the operating unit level and are based upon the inventory at that location taken as a whole. In the fourth quarter of 2003, we changed our estimate for the valuation of core inventory from primarily customer acquisition cost to primarily core broker prices and recorded a special charge of $103.9 million. Of this charge $94.8 million related to the write down of the core component of inventory and $9.1 million related to the establishment of an estimated liability for core returns. Effective in 2004, the value of cores are estimated over the expected remaining life of the core and are evaluated on an ongoing basis by comparing the estimate to broker prices.

We evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand. For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates the estimate of future demand.

Goodwill And Other Intangible Assets

We adopted SFAS No. 142, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized; however, it must be tested for impairment at least annually. Amortization continues to be recorded for other intangible assets with definite lives. We are subject to financial statement risk to the extent that goodwill and indefinite-lived intangible assets become impaired.

Warranty

The Company provides an allowance for the estimated future cost of product warranties and other defective product returns based on management’s estimate of product failure rates and customer eligibility. If these factors differ from management’s estimates, revisions to the estimated warranty liability may be required.

Core Liability

The Company records a liability for core returns based on cores expected to be returned. The liability represents the difference between the core deposit value to be credited to the customer and the core inventory value for the core being returned. Core inventory values decline over the expected remaining life of the core family. Core inventory values decline on the basis of several economic factors, including market availability, seasonality and demand. If estimated returns and/or core market value differ from management’s estimates, revisions to the estimated core liability may be required.

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

In the fourth quarter of 2003, we recorded a charge of $28.3 million for a deferred tax valuation allowance for substantially all unreserved domestic income tax assets established prior to 2003. Of this total, $24.7 million was charged to income tax provision and $3.6 million was charged to other comprehensive loss.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values, interest rates and commodity prices that can affect the cost of operating, investing and financing. Accordingly, we address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. Our objective is to reduce earnings and cash flow volatility associated with these fluctuations. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of established policies and procedures designed to manage market risk. We do not enter into any derivative transactions for speculative purposes. For further information on these matters see Note 1 to our financial statements in Item 8.

Our primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt positions. In order to limit the effect of interest rate changes on earnings and cash flows, we maintain a significant percentage of fixed rate debt (77% at December 31, 2004). As such, we are exposed to U.S. changes in interest rates on the senior credit facilities and the Floating Rate Notes. A 100 basis point increase in U.S. market interest rates on the amounts outstanding at December 31, 2004 under the senior credit facilities would result in an increase in our annual interest expense of approximately $1.3 million.

Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily changes in the U.S. dollar against the South Korean Won and certain European currencies. We face transactional currency exposures that arise when our foreign subsidiaries (or ourselves) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both denominated in the local currency. From time to time, we enter into exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions. A hypothetical 10 percent weakening in the exchange rates of foreign currencies over a one-year period would increase earnings by approximately $0.9 million. A hypothetical 10 percent weakening in exchange rates of foreign currencies would reduce the carrying value of our net investment in our foreign subsidiaries at December 31, 2004 by approximately $9.3 million.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of

Remy International, Inc.

We have audited the accompanying consolidated balance sheets of Remy International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Remy International, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” in 2002.

/S/ ERNST & YOUNG LLP

Indianapolis, Indiana

March 18, 2005

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

IN THOUSANDS, Years ended December 31	2004	2003	2002
NET SALES	$1,051,165	$972,794	$932,636
Cost of goods sold	850,672	791,322	778,976
Cost of goods sold—special charges:
Core inventory valuation	—	103,930	—
Mexican arbitration award	—	14,310	—
Gross profit	200,493	63,232	153,660

Selling, general and administrative expenses	113,263	96,770	95,036
Restructuring charges (credits)	942	48,968	(4,375)
OPERATING INCOME (LOSS)	86,288	(82,506)	62,999

Interest expense, net	58,237	55,454	50,529
Loss on early extinguishment of debt	7,939	—	—
Income (loss) from continuing operations before income taxes, minority interest, loss from unconsolidated joint ventures and cumulative effect of change in accounting principle	20,112	(137,960)	12,470

Income tax expense	5,367	36,682	8,226
Minority interest	2,798	(143)	4,245
Loss from unconsolidated joint ventures	588	6,427	3,830
Net income (loss) from continuing operations before cumulative effect of change in accounting principle	11,359	(180,926)	(3,831)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	1,154	(8,019)	(26,281)
Gain (loss) on disposal of discontinued operations, net of tax	43,911	2,320	(28,248)
Net income (loss) from discontinued operations, net of tax	45,065	(5,699)	(54,529)

Cumulative effect of change in accounting principle, net	—	—	(74,176)
NET INCOME (LOSS)	56,424	(186,625)	(132,536)

Accretion for redemption of preferred stock	27,367	32,895	29,375
Net income (loss) attributable to common stockholders	$29,057	$(219,520)	$(161,911)

See notes to consolidated financial statements.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA, At December 31	2004	2003
ASSETS:
Current assets:
Cash and cash equivalents	$62,545	$21,207
Trade accounts receivable (less allowance for doubtful accounts of $2,784 and $6,202)	154,333	143,439
Other receivables	19,097	14,806
Inventories	217,912	198,400
Assets of discontinued operations	356	67,397
Other current assets	11,214	13,712
Total current assets	465,457	458,961

Property, plant and equipment	329,637	292,332
Less accumulated depreciation	192,344	167,529
Property, plant and equipment, net	137,293	124,803
Deferred financing costs, net	14,842	13,968
Goodwill, net	106,400	100,862
Investments in joint ventures	5,706	5,721
Other assets	26,060	19,661
Total assets	$755,758	$723,976
LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$170,776	$154,350
Accrued interest	8,210	9,837
Accrued restructuring	6,451	10,402
Liabilities of discontinued operations	2,799	11,453
Deferred income taxes	3,065	644
Other liabilities and accrued expenses	84,157	121,499
Current maturities of long-term debt	22,890	31,397
Total current liabilities	298,348	339,582

Long-term debt, net of current portion	610,330	593,003
Post-retirement benefits other than pensions	16,302	16,431
Accrued pension benefits	13,511	13,073
Accrued restructuring	4,407	8,801
Other non-current liabilities	4,962	6,918
Commitments and contingencies
Minority interest	10,498	15,193
Redeemable preferred stock (Note 12)	—	306,969
Stockholders’ deficit:
Common stock:
Class A Shares par value $.001; At December 31, 2004 authorized 1,000; issued 0; At December 31, 2003 authorized 1,000; issued 1,000	NA	—
Class B Shares par value $.001; At December 31, 2004 authorized 12,001,000; issued 2,503,024.48; At December 31, 2003 authorized 6,000,000; issued 2,485,337.48	3	3
Class C Shares par value $.001; At December 31, 2004 authorized 6,000,000; issued 0; At December 31, 2003 authorized 6,000,000; issued 16,687	NA	—
Paid-in capital (Note 12)	334,336	—
Retained deficit	(531,136)	(560,193)
Accumulated other comprehensive loss	(5,803)	(15,804)
Total stockholders’ deficit	(202,600)	(575,994)
Total liabilities and stockholders’ deficit	$755,758	$723,976

See notes to consolidated financial statements.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

IN THOUSANDS	Class A Common Stock	Class B Common Stock	Class C Common Stock	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2001	$—	$3	$—	$—	$(178,762)	$(23,440)	$(202,199)

Accretion for redemption of preferred stock	—	—	—	—	(29,375)	—	(29,375)
Net loss	—	—	—	—	(132,536)	—	(132,536)
Foreign currency translation	—	—	—	—	—	7,739	7,739
Unrealized gains on derivative instruments	—	—	—	—	—	2,832	2,832
Minimum pension liability	—	—	—	—	—	(3,199)	(3,199)

Total comprehensive loss							(125,164)

Balances at December 31, 2002	—	3	—	—	(340,673)	(16,068)	(356,738)

Accretion for redemption of preferred stock	—	—	—	—	(32,895)	—	(32,895)
Net loss	—	—	—	—	(186,625)	—	(186,625)
Foreign currency translation	—	—	—	—	—	2,593	2,593
Unrealized loss on derivative instruments	—	—	—	—	—	(691)	(691)
Minimum pension liability	—	—	—	—	—	(1,638)	(1,638)

Total comprehensive loss							(186,361)

Balances at December 31, 2003	—	3	—	—	(560,193)	(15,804)	(575,994)

Recapitalization	—	—	—	334,336	—	—	334,336
Accretion for redemption of preferred stock	—	—	—	—	(27,367)	—	(27,367)
Net income	—	—	—	—	56,424	—	56,424
Foreign currency translation	—	—	—	—	—	9,840	9,840
Unrealized gains on derivative instruments		—	—	—	—	795	795
Minimum pension liability	—	—	—	—	—	(634)	(634)

Total comprehensive income	—						66,425

Balances at December 31, 2004	$—	$3	$—	$334,336	$(531,136)	$(5,803)	$(202,600)

See notes to consolidated financial statements.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS, Years Ended December 31	2004	2003	2002
Cash Flows from Operating Activities:
Net income (loss) attributable to common stockholders	$29,057	$(219,520)	$(161,911)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle	—	—	74,176
Discontinued operations	(45,065)	5,699	54,529
Depreciation and amortization	23,046	22,581	25,211
Non-cash interest expense	3,855	4,473	4,093
Loss on early extinguishment of debt	7,939	—	—
Accretion for redemption of preferred stock	27,367	32,895	29,375
Minority interest and loss from unconsolidated joint ventures, net	3,386	6,284	8,075
Deferred income taxes	2,592	28,085	4,796
Accrued pension and post-retirement benefits, net	308	(8,476)	1,952
Restructuring charges (credits)	942	48,968	(4,375)
Cash payments for restructuring charges	(9,027)	(15,333)	(15,815)
Special charges	—	118,240	—
Mexico arbitration settlement	(13,622)	—	—
Changes in operating assets and liabilities, net of acquisitions, restructuring and non-cash special charges:
Accounts receivable	(10,766)	(8,581)	5,465
Inventories	(19,532)	(28,278)	(4,864)
Accounts payable	15,312	24,538	15,212
Other current assets and liabilities	(22,205)	20,839	4,748
Other non-current assets and liabilities, net	(2,938)	(7,325)	(2,652)
Net cash (used in) provided by operating activities of continuing operations	(9,351)	25,089	38,015

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(25,517)	(18,919)	(16,761)
Net proceeds on sale of businesses	104,653	30,058	—
Purchases of property, plant and equipment	(25,347)	(16,305)	(18,501)
Investments in joint ventures	—	(115)	(3,000)
Net cash provided by (used in) investing activities of continuing operations	53,789	(5,281)	(38,262)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	275,000	10,297	144,769
Retirement of long-term debt	(200,000)	—	(144,769)
Net (repayments) borrowings under revolving line of credit and other	(62,654)	(12,547)	15,236
Deferred financing costs	(15,032)	(1,980)	(7,816)
Distributions to minority interests	(1,010)	—	(1,800)
Net cash (used in) provided by financing activities of continuing operations	(3,696)	(4,230)	5,620

Effect of exchange rate changes on cash	1,510	967	2,217

Cash flows of discontinued operations	(914)	(7,653)	(17,829)
Net increase (decrease) in cash and cash equivalents	41,338	8,892	(10,239)

Cash and cash equivalents at beginning of year	21,207	12,315	22,554
Cash and cash equivalents at end of year	$62,545	$21,207	$12,315

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

AMOUNTS IN THOUSANDS, EXCEPT AS INDICATED

Years Ended December 31, 2004, 2003 and 2002

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

In July 2004, the Board of Directors of Delco Remy International, Inc. approved changing the name of the company from Delco Remy International, Inc. to Remy International, Inc. (the “Company” or “RII”). The name change became effective on August 1, 2004. The Company will continue to market certain starters and heavy-duty alternators for original equipment and aftermarket customers under the Delco Remy brand name, which is licensed to the Company by General Motors Corporation (“GM”).

The Company is a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components and aftermarket powertrain components for automobiles, light trucks, heavy-duty trucks and other vehicles. The Company also provides core exchange services. The Company sells its products worldwide primarily under the “Delco Remy” brand name, the “Remy” brand name, the “World Wide Automotive” brand name and our customers’ widely recognized private label brand names. The Company’s products include starters, alternators, remanufactured engines, and fuel systems which are principally sold or distributed to original equipment manufacturers (“OEMs”) for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. The Company sells its products principally in North America, Europe, Latin America and Asia-Pacific.

The Company believes it is the largest producer in the world of remanufactured starters and alternators for the aftermarket. The Company’s remanufacturing operations obtain failed products, commonly known as cores, from its customers as returns. These cores are an essential material needed for the remanufacturing operations. The Company also provides exchange services for cores for third party aftermarket remanufacturers. At the time of the Company’s separation from GM in August 1994, the Company was predominantly a North American original equipment manufacturer with a majority of the 1995 sales derived from GM. Through strategic capital investments, acquisitions, divestitures, joint ventures and facility and workforce rationalization, the Company has become a low cost, global manufacturer and remanufacturer with a more balanced business and product mix between the aftermarket and the original equipment market. Since fiscal year 1995 the Company has increased sales, broadened its product line, expanded manufacturing and remanufacturing capabilities, diversified its customer base and end markets, lowered its cost base and extended its participation in international markets.

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of RII and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. RII is a wholly owned subsidiary of Remy Worldwide Holdings, Inc. See Note 12 for further discussion.

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

Revenue Recognition

Substantially all of the Company’s revenue is recognized at the time product is shipped to customers. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable and collectability is reasonably assured. When the Company’s remanufacturing operations sell remanufactured product, the customer is charged a deposit for the core. The deposit charged to the customer is not included in revenue. Core deposits charged to customers and not included in revenue totaled $233,735, $300,576, and $276,376, for the years ended December 31, 2004, 2003 and 2002, respectively. On receipt of a core the Company grants the customer a credit based on the core deposit value. The Company generally limits core returns based on the number of similar cores previously sold to each customer.

Research and Development

The Company incurs costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged to selling, general and administrative expenses as incurred. Research and development expenses were approximately $19,300, $15,900 and $13,500 for the years ended December 31, 2004, 2003 and 2002, respectively.

Cash and Cash Equivalents

All cash balances and highly liquid investments with maturity of ninety days or less when acquired are considered cash and cash equivalents. The carrying amount of cash equivalents approximates fair value.

Concentrations of Credit Risk and Other Risks

Substantially all of the Company’s trade accounts receivable are due from customers in the original equipment and aftermarket automotive industries, both in the U.S. and internationally. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains allowances for doubtful customer accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is developed based on several factors including customers’ credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company conducts a significant portion of its business with GM. For more information, see Note 14.

The Company records a liability for core returns based on cores expected to be returned. This liability is recorded in other liabilities and accrued expenses. The liability represents the difference between the core deposit value to be credited to the customer and core inventory value for the core being returned. Core inventory values decline over the expected remaining life of the core family. Core inventory values decline on the basis of several economic factors, including market availability, seasonality and demand. If estimated returns and/or core value differ from management’s estimates, revisions to the estimated core liability may be required.

Inventories

Inventories are carried at lower of cost or market determined on the first-in, first-out (FIFO) method. The Company obtains cores, primarily from its customers as returns and by purchasing them from vendors (core brokers). In the fourth quarter of 2003, the Company changed its estimate for the valuation of core inventory from primarily customer acquisition cost to primarily core broker prices and recorded a special charge of $103,930. Of this charge $94,856 related to the write down of the core component of inventory and $9,074 related to the establishment of an estimated liability for core returns. The value of cores is estimated to decline over the expected remaining life of the core family, which is considered and evaluated on an ongoing basis by comparing it to broker prices. Inventory costs include core value, material and core components, labor and overhead. The Company provides an allowance for potentially excess and obsolete inventory based on usage. In 2004, the Company recorded an $8,256 charge to cost of goods sold for a reduction in the value of its core inventory.

For the Company, raw materials also include supplies and repair parts, which consist of materials consumed in the manufacturing process, but not directly incorporated into the finished products. Inventories consist of the following:

	2004	2003
Raw materials	$116,807	$108,275
Work-in-process	7,577	7,696
Finished goods	93,528	82,429
Total inventory	$217,912	$198,400

Property and Equipment

Property and equipment are stated at cost and include certain expenditures for leased facilities. Major improvements that materially extend the useful life of property are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Depreciation is calculated primarily using the straight-line method over the estimated useful lives of the related assets, including leased facilities (15 to 40 years for buildings and 3 to 15 years for machinery and equipment). Leasehold improvements are amortized over the period of the lease or the life of the property, whichever is shorter.

Valuation of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including definite lived intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a write-down of the asset would be recorded through a charge to operations, based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. For assets held for sale, such loss is further increased by costs to sell. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposal.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” the company recognizes liabilities for asset retirement obligations primarily related to leased facilities. These recorded liabilities are not material. No Company assets are legally restricted for the purposes of settling asset retirement obligations.

Tooling

Tooling, which is included in machinery and equipment in the accompanying consolidated balance sheets, represents the costs to design and develop tools, dies, jigs and other items owned by the Company and used in the manufacture of customer components under long term supply agreements. Tooling is amortized over the tool’s expected life. Tooling that involves new technology is expensed as incurred. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of the net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets are not amortized, but are tested for impairment at least annually. The Company performs its annual impairment review in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. For more information, see Note 4.

The cost of other intangible assets with determinable useful lives is amortized on a straight-line basis to reflect the pattern of economic benefit consumed, ranging from 5 to 20 years.

Foreign Currency Translation

Each of our foreign subsidiaries’ functional currency is its local currency, with the exception of our subsidiaries in Mexico, for whom the U.S. dollar is the functional currency because substantially all of their purchases and sales are denominated in U.S. dollars. Financial statements of foreign subsidiaries for which the functional currency is its local currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and at the average exchange rate for each year for revenue and expenses. Translation adjustments are recorded as a separate component of stockholders’ equity and reflected in other comprehensive income (loss) (“OCI”). For more information, see Note 13. For each of our foreign subsidiaries, gains and losses arising from transactions denominated in a currency other that the functional currency are included in income.

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

Currency Rate Hedging

The Company primarily utilizes forward exchange contracts with maturities generally within 12 months, which qualify as cash flow hedges. In order to hedge anticipated U.S. dollar-denominated intercompany sales of inventory by its South Korean subsidiary to a U.S. subsidiary against fluctuations between the South Korean Won and U.S. dollar, the Company entered into a series of currency forward contracts. Additionally, an European subsidiary, whose functional currency is the Euro, entered into a series of forward contracts to purchase US dollars in order to hedge U.S. payments to suppliers. The critical terms of the hedges are the same as the underlying forecasted transactions, and the hedges are considered highly effective to offset the changes in the fair value of the cash flows from the hedged transactions. At maturity, each contract is settled at the difference between fair value and contract value, with a corresponding charge to the statement of operations. These derivative contracts are designated as cash flow hedges and, accordingly, changes in fair value prior to settlement of the underlying transaction are charged to OCI. Any derivative instrument terminated, designated but no longer effective as a hedge or initially not effective as a hedge would be recorded at fair value and the related gains and losses are recognized in earnings. However, all hedges were effective for all periods presented. Derivatives not designated as hedges are adjusted to fair value through the consolidated statement of operations.

The Company’s foreign exchange contracts are summarized as follows:

	2004		2003
	Notional Amount	Fair Value Gain	Notional Amount	Fair Value (Loss)
Forwards	$41,620	$1,248	$60,557	$(507)

Interest Rate Hedging

The Company is exposed from time to time to interest rate risk through its corporate borrowing activities. The Company currently has no interest rate hedges. The Company previously had one swap, which expired in November 2002.

Net Investments Hedging

The Company may enter into foreign-denominated debt to be used as a non-derivative instrument to hedge the Company’s net investment in foreign subsidiaries. The changes in carrying amount of the foreign-denominated debt on the Company’s books, attributable to changes in the spot foreign exchange rate, is a hedge of the net investment in its foreign subsidiaries.

Commodity Purchases

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

	2004	2003	2002
Balance at beginning of period	$20,471	$15,261	$15,580
Provision for warranty	39,665	51,166	50,267
Payments and charges against the accrual	(42,503)	(48,383)	(50,586)
Other (including acquisitions)	—	2,427	—
Balance at end of period	$17,633	$20,471	$15,261

Investments in Joint Ventures

Investments in companies in which the Company holds an ownership interest of 20% to 50% over which the Company exercises significant influence and to which Financial Accounting Standard Board (“FASB”) Interpretation 46, Consolidation of Variable Interest Entities (revised December 2003, “FIN 46R”) does not apply, are accounted for by the equity method. Currently, the Company accounts for all 20% to 50% owned entities under the equity method. At December 31, 2004, the Company’s ownership interest and carrying value of such investments consisted of Sahney Paris Rhone Ltd., India (47.5%, $5,557). In 2004, the Company reduced its ownership interest in Hitachi Remy Automotive GmbH from 49% to 24.6%. The Company’s share of losses related to this joint venture in 2004 reduced the carrying value of that investment to zero. Accordingly, the Company has discontinued recognition of losses related to Hitachi Remy Automotive Gmbh.

At December 31, 2003, the Company’s ownership interests and carrying value of these instruments consisted of Sahney Paris Rhone Ltd. (47.5%, $5,230), Hitachi Remy Automotive Gmbh (49%, $382) and Nikko Electric Industry Co., Inc. (1%, $109). During 2003, the Company wrote-off its investment in iPower Technologies, L.L.C.

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

The Company periodically evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to support the realization of certain deferred tax assets.

Failure to achieve forecasted taxable income may affect the ultimate realization of certain deferred tax assets. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, general economic conditions, increased competition, or delays in product availability. For more information, see Note 11.

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

Earnings Per Share

The Company’s common stock is not publicly traded. Accordingly, disclosure of earnings per share is not required.

Fair Value of Financial Instruments

The Company’s financial instruments generally consist of cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The fair value of the Company’s fixed rate debt was estimated using the closing market price of each security as of December 31, 2004 and 2003. With the exception of our debt instruments included in the table below, the carrying amounts of these financial instruments approximated their fair value at December 31, 2004 and 2003. The face value and estimated fair value of the Company’s Senior Notes and Senior Subordinated Notes at December 31, 2004 and 2003 are as follows:

	Face Value	2004	2003
Senior Secured Floating Rate Notes	$125,000	$127,031	$	NA
8 5/8% Senior Notes	145,000	147,175		148,263
10 5/8% Senior Subordinated Notes	140,000	NA		140,700
11% Senior Subordinated Notes	165,000	175,725		170,775
9 3/8% Senior Subordinated Notes	150,000	153,750		NA

Implementation of New Financial Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets (“SFAS No. 153”). SFAS No. 153 amends the guidance in APB No. 29 to require measurement at fair value for exchanges of similar productive assets unless the exchange lacks commercial substance. This statement will be effective for the Company in 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement will be effective for the Company in 2006. We do not expect the adoption of the statement to have a material effect on our financial statements.

In 2004, the FASB issued FASB Staff Position No. FAS 106-2 (“FSP 106-2”). FSP 106-2 provides guidance on the accounting for and disclosure of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company adopted FSP 106-2 in 2004 and the required disclosures are provided in Note 10, Employee Benefit Plans.

In 2003, the FASB issued FASB Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities (revised December 2003, “FIN 46R”). FIN 46R defines a variable interest entity (“VIE”) as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities. FIN 46R also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The adoption in 2003 of this interpretation did not effect the Company’s consolidated financial position or results of operations.

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

In 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 eliminates the classification of debt extinguishments as extraordinary items. The provisions of SFAS No. 145 related to rescission of FASB Statements No. 44 and No. 64 and amendment of SFAS No. 13 and Technical Corrections were adopted by the Company in the second quarter of 2002. Adoption of these provisions did not have a material effect on the Company’s results of operations, financial position or cash flows. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were adopted effective January 1, 2003, and the extraordinary items resulting from debt extinguishments in 2002 and 2001 were reclassified to interest expense. Accordingly, interest expense, net, increased approximately $1,800 and income from continuing operations decreased approximately $1,100 in 2002.

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

2.    ORGANIZATION AND ACQUISITIONS

Remy Inc. Acquisition

On July 31, 1994, the Company, through a wholly owned subsidiary, Remy Inc. (formerly known as (“fka”) Delco Remy America, Inc.), purchased substantially all of the assets, other than facilities, and assumed certain liabilities of specific business activities of the Delco Remy Division of GM (the “GM Acquisition”). The specific business activities purchased are engaged in the design, manufacture, remanufacture and sale of heavy-duty starters and alternators, automotive starters, and related components.

Concurrent with the GM Acquisition, the Company entered into certain supply agreements with GM whereby the Company would be the sole-source supplier to GM for component parts manufactured by the Company at the date of the GM Acquisition. The supply agreement for automotive starters had an initial term of ten years, while the supply agreement for heavy-duty starters and alternators had an initial term of six years. In 1999, the Company and GM amended the agreement for the Company’s price of automotive products and extended the agreement term to July 31, 2008. In April 2002, price and product offering was adjusted (as to price, technology and design) in accordance with the competitive clause of the original agreement. The Supply Agreement for heavy-duty products terminated on July 31, 2000. Sales to GM were not adversely affected by the termination and the Company now has the ability to provide an expanded heavy- duty product offering to GM and other customers. GM’s obligation to distribute the Company’s automotive aftermarket products terminates on July 31, 2008.

2004 Acquisitions

The Company made cash earn-out payments totaling $13,454 in 2004 relative to the 2000 acquisition of M&M Knopf Auto Parts, L.L.C. (“Knopf”), a provider of core acquisition services. These payments were based on the achievement of certain earnings goals by Knopf during the period August 2000 to December 2003. In December 2003, $13,500 was accrued and recorded as an adjustment to the purchase price of Knopf, resulting in a corresponding increase in goodwill.

In connection with settlement of the arbitration between certain of the Company’s affiliates and its former partner at its operations in Mexico (see Note 16), the Company recorded the purchase of the remaining shares of the Mexico joint venture from the minority shareholders. The net purchase portion of the arbitration award of $5,488 in cash was paid in the third quarter of 2004 and resulted in a $5,101 increase in goodwill.

The Company made the final cash payment of $4,786 in 2004 on notes issued in 2002 in connection with the Company’s acquisition of the remaining shares from the minority shareholders of Remy Korea Limited (fka Delco Remy Korea Limited), which was acquired in 1999. Remy Korea Limited is a manufacturer of automotive starters and parts for the U.S. original equipment market, as well as customers in Asian markets.

The Company made cash payments totaling $1,789 in 2004 relative to the acquisition of Delphi Corporation’s (“Delphi”) automotive generator business.

2003 Acquisitions

The Company completed the acquisition of certain parts of the Delphi automotive generator business for cash payments totaling $6,061 in 2003, including cash acquired of $3,600. This acquisition included 51% of Hubei Delphi Automotive Generators Company, Ltd. (“Hubei”), a manufacturer of automotive and heavy-duty generators for the original equipment market and aftermarket based in China ($3,600); Delphi Automotive Systems Poland ($1,461); and other items ($1,000). The purchase price was funded through proceeds from the Company’s Senior Credit Facility. The acquisition was accounted for as a purchase with no resulting goodwill. The amount by which the estimated fair value of the assets acquired exceeded the total purchase price, including expenses, was applied as a ratable reduction in the value of non-current assets in accordance with SFAS No. 141.

The Company made cash payments totaling $5,923 in 2003 under contractual put agreements to purchase the remaining shares from the minority shareholders of World Wide Automotive, L.L.C. (“World Wide”), an aftermarket remanufacturer and supplier of light duty starters which was acquired in 1997. Goodwill of $2,749 was recorded in connection with these payments and the Company’s ownership of World Wide increased from 94.0% to 100.0%.

The Company made cash payments totaling $5,298 in 2003 on notes issued in 2002 in connection with the Company’s acquisition of the remaining shares from the minority shareholders of Remy Korea Limited.

Payments totaling $5,237 were made in 2003 under contractual put agreements to purchase the remaining shares from the minority shareholder of Power Investments, Inc. (“Power”), primarily a remanufacturer of diesel engines which was acquired in 1996. Goodwill of $1,303 was recorded in connection with these payments and the Company’s ownership percentage of Power increased from 93.4% to 100.0%.

2002 Acquisitions

The Company made payments totaling $5,398 in 2002 under contractual put agreements to purchase additional shares from the minority shareholders of World Wide. Goodwill of $4,224 was recorded in connection with these payments and the Company’s ownership percentage of World Wide increased from 88.2% to 94.0%.

The Company made payments totaling $5,625 in 2002 under contractual put agreements to purchase additional shares from the minority shareholders of Power. Goodwill of $1,384 was recorded in connection with these payments and the Company’s ownership percentage of Power increased from 85.8% to 93.4%.

The Company made cash payments totaling $5,485 and issued notes in the amount of $9,918 in 2002, which were paid in 2003 and 2004, to purchase additional shares from the minority shareholders of Remy Korea Limited. Goodwill of $4,310 was recorded. This transaction increased the Company’s ownership percentage in Remy Korea Limited from 81.0% to 100%.

The Company acquired intellectual property rights for the light duty alternator product line and certain other assets in connection with the acquisition of certain parts of the Delphi automotive generator business. Cash payments in 2002 totaled $253.

3.    DISCONTINUED OPERATIONS

Over the past three years, the Company has disposed of various non-core businesses, some of which were generating operating losses, to focus its resources on core operations.

In the third quarter of 2004, the Company completed the sale of its wholly owned remanufactured transmission subsidiaries, Williams Technologies, Inc. (“Williams”) and JAX Reman, L.L.C. (“JAX”), to Caterpillar, Inc. (“CAT”) for $107,164 in cash. In 2004, the Company realized net cash proceeds of $104,270 and recorded a gain of $45,135, net of income taxes and deal-related costs. In the third quarter of 2004, the Company also committed to a plan to dispose of a related business. An estimated loss of $2,246 was recorded in connection with this action. As a result of the sale of Williams and JAX and the plan of disposition for the related business, the operating results, balance sheets and cash flows of these businesses were classified as discontinued operations effective in the third quarter of 2004 and all prior periods were reclassified accordingly.

In the first quarter of 2003, the Company completed the sale of Tractech Inc. and Kraftube Inc. These businesses manufactured traction control devices and components for the air-conditioning industry, respectively. In connection with the sale, the Company recorded net cash proceeds of $30,058 and $383 in 2003 and 2004, respectively, and a gain of $2,320 and $383 in 2003 and 2004 respectively, with no income tax effect. Additional gains may be recognized based on the financial performance of these businesses in 2005 through 2008. The operating results, balance sheets and cash flows of these businesses were reported as discontinued operations beginning in the first quarter of 2003 and all prior periods were reclassified accordingly.

In the first quarter of 2003, the Company completed plans to exit its contract remanufacturing operation for gas engines in Beaumont, Texas. A charge of $618 for the write down of assets and the cost of employee separation programs relative to the exit of this operation was charged to discontinued operations in 2003. The operating results, balance sheets and cash flows of this business were reported as discontinued operations beginning in the first quarter of 2003 and all prior periods were reclassified accordingly.

In the second quarter of 2002, the Company completed plans to exit its retail aftermarket gas engine business in Dallas, Texas, Kansas City, Missouri and Toronto, Canada. A charge of $28,248 was recorded in 2002 for the write down of the relevant assets to their estimated realizable value. This charge was reduced by $639 in 2004 as fully reserved receivables were collected. An additional charge of $2,824 was recorded in 2002 for the estimated cost of employee termination benefits and other exit costs. For more information on this matter see Note 5. A valuation allowance was established in 2002 for the income tax effect of these charges. The operating results, balance sheets and cash flows of this business were reported as discontinued operations beginning in the second quarter of 2002 and all prior periods were reclassified accordingly.

The wind down of both the contract and aftermarket gas engine remanufacturing operations was essentially complete at December 31, 2003. The Company currently expects to make additional cash payments, which have been fully accrued, of approximately $600 in 2005.

Operating results of discontinued operations are as follows:

	2004	2003	2002
Net sales	$63,291	$90,171	$146,243
Interest expense	4,473	7,880	16,727
Income (loss) before tax	1,214	(7,888)	(27,998)
Income tax expense (benefit)	60	131	(1,717)
Net income (loss)	$1,154	$(8,019)	$(26,281)

Assets and liabilities of discontinued operations are as follows:

	2004	2003
Current assets	$356	$24,672
Property, plant and equipment, net	—	10,944
Other assets	—	31,781
Total assets of discontinued operations	$356	$67,397
Current liabilities	$2,727	$11,358
Non-current liabilities	72	95
Total liabilities of discontinued operations	$2,799	$11,453

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) effective January 1, 2002. During 2002, the Company, with the assistance of an outside valuation firm, performed the transitional impairment tests of its goodwill required by SFAS No. 142. As a result of this assessment, the Company recorded a charge of $74,176, to reduce the carrying value of its goodwill to its estimated fair value. In accordance with SFAS No. 142, the charge is presented as a cumulative effect of change in accounting principle in the consolidated statement of operations in the first quarter of 2002. The Company performs an impairment review on an annual basis, or more frequently if impairment indicators arise.

The Company completed its annual impairment test during the fourth quarter of 2002, 2003 and 2004, as required under SFAS No. 142 and determined that goodwill was not impaired.

At December 31, 2004, the Company had goodwill of $106,400 and other intangible assets of approximately $12,300, net of accumulated amortization. In 2004, the Company recorded additional goodwill of $5,101 for the purchase of the remaining shares of the Mexico joint venture from the minority shareholders and $404 in connection with the true up of the contingent earn-out liability relative to the acquisition of Knopf. Intangibles at December 31, 2004 included approximately $7,800 for customer inducements, approximately $3,500 for an intellectual property license agreement and approximately $1,000 for a pension intangible. Customer inducements are amortized over the life of the contract and recorded as cost of sales.

At December 31, 2003, the Company had goodwill of $100,862 and other intangible assets of approximately $3,800, net of accumulated amortization. In 2003, the Company recorded additional goodwill of $13,500 in connection with the estimated contingent earn-out liability relative to the acquisition of Knopf and a total of $4,052 in connection with the acquisition of the remaining shares from the minority shareholders of World Wide and Power. Intangibles at December 31, 2003 included approximately $1,700 for customer inducements, approximately $1,800 for an intellectual property license agreement and approximately $300 for a pension intangible.

5.    RESTRUCTURING CHARGES

The Company has taken various facility and workforce rationalization actions to improve its cost structure, productivity, delivery, quality and price. The Company’s restructuring activities are accounted for in accordance with SFAS No. 146.

Continuing Operations

In 2004, the Company completed plans for the closure and consolidation of certain manufacturing and distribution facilities in Mexico and Europe. These plans included the termination of approximately 55 employees.

In 2003, the Company completed plans for the following restructuring actions and transfers of production to lower-cost facilities:

1.	Closure of its starter and alternator manufacturing operations in Anderson, Indiana.

2.	Consolidation of its alternator and starter remanufacturing operations in Mississippi.

3.	Closure of its aftermarket remanufacturing and distribution facilities in Reed City, Michigan.

4.	Consolidation of certain operations in Europe.

A total net charge of $942 was recorded in 2004 for the estimated cost of the 2004 and 2003 actions. This charge consisted of $1,357 for the cost of voluntary and involuntary employee separation programs associated with the resulting workforce reductions of approximately 770 employees, $120 for the impairment of leasehold improvements and other miscellaneous costs of $1,247, partially offset by a $1,782 reduction in the reserve for the impairment of operating leases, as the Company reached an agreement to transfer its lease obligation for an Anderson-based facility to a third party.

A total charge of $48,968 was recorded in 2003 for the estimated cost of the 2003 actions. This charge consisted of $14,381 for the estimated cost of employee separation programs; $29,233 for the impairment of fixed assets and capital leases; $9,066 for the impairment of operating leases; a post-employment benefit curtailment gain of $7,216; a pension plan curtailment charge of $1,835; and other miscellaneous costs of $1,669.

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

The Company expects to pay approximately $5,300 in 2005 related to the employee termination programs.

The following table summarizes the activity in the restructuring accrual for continuing operations:

	Termination Benefits	Exit/ Impairment Costs	Total
Reserve at December 31, 2001	$25,496	$373	$25,869
Payments in 2002	(15,640)	(175)	(15,815)
Other	(271)	29	(242)
Reserve at December 31, 2002	9,585	227	9,812
Provision in 2003	14,381	9,066	23,447
Payments in 2003	(13,315)	(2,020)	(15,335)
Other	62	1,217	1,279
Reserve at December 31, 2003	10,713	8,490	19,203
Provision in 2004	1,357	(415)	942
Payments in 2004	(6,729)	(2,298)	(9,027)
Other	(56)	(204)	(260)
Reserve at December 31, 2004	$5,285	$5,573	$10,858

The following table reconciles the restructuring provisions appearing in the above table with the total charges (credits) appearing in the consolidated statements of operations:

	2004	2003	2002
Provision charged to accrual	$942	$23,447	$—
Write-down of fixed assets and capital leases	—	29,233	—
Post-employment benefit curtailment gain	—	(7,216)	(4,916)
Pension plan curtailment charge	—	1,835	541
Other	—	1,669	—
Total provision	$942	$48,968	$(4,375)

Discontinued Operations

The restructuring charges, payments and liabilities relative to discontinued operations are classified as discontinued operations in the Company’s consolidated financial statements. The restructuring liabilities of these operations are included in the Balance Sheet as liabilities of discontinued operations. For additional information on discontinued operations, see Note 3.

The Company has substantially completed the following restructuring actions in its discontinued operations.

1.	Closure of its aftermarket transmission remanufacturing facility in Jacksonville, Florida, resulting in a workforce reduction of approximately 40 production employees. This action was initiated in 2003.

2.	Closure of the manufacturing and administrative functions of its retail aftermarket gas engine business, resulting in a workforce reduction of approximately 165 production and administrative employees. This action was initiated in 2002.

The following table summarizes the activity in the restructuring accrual for discontinued operations:

	Termination Benefits	Exit/ Impairment Costs	Total
Reserve at December 31, 2001	$2,261	$3,970	$6,231
Provision in 2002	1,053	1,771	2,824
Payments in 2002	(2,592)	(2,471)	(5,063)
Other	345	(504)	(159)
Reserve at December 31, 2002	1,067	2,766	3,833
Provision in 2003	646	283	929
Payments in 2003	(1,012)	(1,542)	(2,554)
Other	(277)	(1,149)	(1,426)
Reserve at December 31, 2003	424	358	782
Provision in 2004	293	75	368
Payments in 2004	(758)	(254)	(1,012)
Other	41	115	156
Reserve at December 31, 2004	$—	$294	$294

6.    SPECIAL CHARGES

In March 2004, prior to the issuance of the 2003 financial statements, the Company received an interim decision from the panel of arbitrators regarding the dispute with its Mexican joint venture partner, GCID Autopartes, S.A. de C.V. (“GCID”). In the fourth quarter of 2003, the Company recorded a special charge to cost of sales for the estimated cost of the past service fee, other claims, interest and other costs totaling $14,310. The arbitration panel issued its final award on June 25, 2004. In accordance with the final award, on July 6, 2004 GCID transferred its interest in Remy Mexico, S. de R.L. de C.V. (fka Delco Remy Mexico, S. de R.L. de C.V. (“RM”) to Remy Mexico Holdings, S. de R.L. de C.V. (“RMH”), and RMH, RM and Remy Componentes, S. de R.L. de C.V. (“RC”) paid GCID and its affiliates approximately $17,300 for GCID’s minority interest, the award for past services fees for the period of 1997 through 2004, and other claims, including interest. RMH, RM and RC also paid approximately $1,800 in value added tax as a result of these payments. The results of the final award did not affect the special charge recorded in the fourth quarter of 2003. For more information, see Notes 2 and 16.

In the fourth quarter of 2003, the Company changed its estimate for the valuation of core inventory from primarily customer acquisition cost to primarily core broker prices and recorded a special charge of $103,930. Of this charge, $94,856 related to the write down of the core component of inventory and $9,074 related to the establishment of an estimated liability for core returns. The Company estimated broker values by considering, in order of preference, direct purchases from brokers, purchase quotes from brokers, and appraisals. Multiple reference sources were used to establish a core family’s inventory value, to ensure the determination of fair market value. The Company made the decision to change the valuation estimate after weighing the changes in the market place, concluding that the long term recovery of core prices was unlikely, considering the desired consistency between Company valuations and lender valuations, conducting a market survey that indicated a trend toward core broker valuations, and examining the 2003 IRS ruling allowing the use of core broker prices for inventory valuation. The Company believes this change better reflects current market and competitive conditions. The new values of cores brings inventory more in line with the appraised values under the asset based lending arrangement. The Company believes this change enhances purchasing and manufacturing decisions, provides more flexibility to adjust inventory levels and improves liquidity. For more information, see Note 1.

7.    ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company participates in two programs that accelerate the collection of accounts receivable. Under one program, the Company sells the accounts of certain of its aftermarket customers to banks, on a non-recourse basis, at a discount. At December 31, 2004 and 2003, the amount of receivables under this program was approximately $21,100 and $25,700, respectively. The second program is an early pay plan under which a third party acts as paying agent for one of the Company’s customers. The accounts are paid, at a discounted rate, in five to seven days after shipment instead of the regular terms. This program is also without recourse. The amount covered by this plan at December 31, 2004 and 2003 was approximately $6,600 and $9,900, respectively.

The activity in the allowance for doubtful accounts is as follows:

	2004	2003	2002
Balance at beginning of period	$6,202	$4,871	$2,772
Additions charged to costs and expenses	894	4,589	4,189
Uncollectible accounts written off, net of recoveries	(4,312)	(3,258)	(2,090)
Balance at end of period	$2,784	$6,202	$4,871

The allowance does not include amounts related to discontinued operations of $0, $800, and $4,309 for the years ending December 31, 2004, 2003 and 2002, respectively.

8.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2004	2003
Land and buildings	$31,000	$28,092
Buildings under capital leases	18,356	25,338
Leasehold improvements	8,728	4,338
Machinery and equipment	271,553	234,564
Total property, plant and equipment	$329,637	$292,332

9.    LONG-TERM DEBT

Borrowings under long-term debt arrangements consist of the following:

	2004	2003
Senior Credit Facility—Due June 30, 2008	$—	$111,630
Senior Secured Floating Rate Notes—Due April 15, 2009	125,000	—
8 5/8% Senior Notes—Due December 15, 2007	145,000	145,000
10 5/8% Senior Subordinated Notes—Redeemed May 24, 2004	—	140,000
11% Senior Subordinated Notes—Due May 1, 2009	163,857	163,583
9 3/8% Senior Subordinated Notes—Due April 15, 2012	150,000	—
Other, including capital lease obligations	49,363	64,187
	633,220	624,400
Less current portion	22,890	31,397
Total long-term debt	$610,330	$593,003

In March 2005 the Company entered into Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement to reflect, among other matters, the acquisition of substantially all of the assets and the assumption of certain liabilities of Unit Parts Company (“UPC”). Additionally, the Amendment increases the maximum draw under the asset based Senior Credit Facility from $120,000 to $145,000, eliminates the Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Fixed Charge covenants from the facility and extends the maturity of the facility to June 30, 2008 with provisions for annual extensions thereafter. The amendment is discussed below.

Floating Rate Notes and 9 3/8% Senior Subordinated Notes

On April 23, 2004, the Company issued $125,000 principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Floating Rate Notes”), bearing an interest rate of LIBOR plus 4.00%, and $150,000 principal amount of 9 3/8% Senior Subordinated Notes due 2012 (the “9 3/8% Senior Subordinated Notes”). The net proceeds from the issuance of these notes were used to pay down existing indebtedness under the Company’s senior credit facilities, including repayment of the $60,000 term loan discussed below and relevant prepayment premium, and to finance the redemption of the Company’s outstanding 10 5/8% senior subordinated notes due 2006 issued on August 1, 1996, including the call premium and accrued interest. The 10 5/8% notes were called for redemption in their entirety on April 23, 2004 at a redemption price of 101.771% of their face amount plus accrued but unpaid interest up to, but not including, the redemption date of May 24, 2004.

The Floating Rate Notes mature on April 15, 2009. Interest is due each January 15, April 15, July 15 and October 15 commencing July 15, 2004. The interest rate at December 31, 2004 was 6.07%. The Floating Rate Notes are guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantors”). The Floating Rate Notes and the related guarantees are senior obligations secured by a second-priority lien, subject to certain exceptions and permitted liens, on all of the Company’s and the Guarantors’ existing and future property and assets that secure the Company’s obligations under its existing credit facilities. In the event of enforcement of the lien securing the Floating Rate Notes and the related guarantees, the proceeds thereof will first be applied to repay obligations secured by the first-priority liens, including the Company’s obligations under its senior credit facilities.

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

The indenture pursuant to which the 9 3/8% Senior Subordinated Notes and the Floating Rate Notes were issued contains certain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to (i) incur additional indebtedness unless a coverage ratio is met; (ii) make restricted payments, as defined; (iii) make dividend payments or make other distributions on its capital stock; (iv) sell assets of the Company or its restricted subsidiaries; (v) enter into certain transactions with affiliates; (vi) create certain liens and (vii) enter into certain mergers and consolidations.

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

On September 1, 2004, the Company amended its senior credit facility to change certain definitions and to adjust certain financial covenants to reflect the sale of Williams and JAX. The revised covenant calculation for EBITDA was lowered from $108,000 to $99,000 for the rolling twelve-month period ending December 31, 2004, reflecting the sale of the transmission business.

In connection with the various amendments in 2004 and 2005, the Company amended its senior credit facilities to reflect the extinguishment of the $60,000 term loan, provide for borrowings of up to $145,000 under its asset based revolving credit facility, and extend the maturity date to June 30, 2008 with provisions for annual extensions thereafter.

At December 31, 2004, there were no borrowings under the Senior Credit Facility and utilization of letters of credit totaled $6,550. Based on the collateral supporting the senior credit facility at December 31, 2004, $113,450 was available under the Facility. Had the Company had borrowings outstanding under its revolving credit facility at December 31, 2004 the interest rate would have been between 5.15% and 5.5%.

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

Sale-Leaseback Financing Transactions

In 2003, certain of the Company’s Mexican subsidiaries entered into a series of machinery and equipment sale-leaseback financing transactions with GE Mexico. Under the terms of this agreement, the relevant subsidiaries must maintain certain net worth, earnings before interest, taxes, depreciation and amortization (as defined) and sales levels, in addition to other requirements normally associated with this type of financing. Net cash proceeds from these transactions in 2003 were $10,297, net of security deposits totaling $5,425. The Company has accounted for these transactions as financing transactions in accordance with SFAS No. 66 and SFAS No. 98. Accordingly, an obligation of $15,722 was recorded relative to these transactions. The obligation at December 31, 2004 and 2003 was $12,214 and $15,099, respectively.

Capital Lease Obligations

Capital leases have been capitalized using nominal interest rates ranging from 12.5% to 14.2%. The net book value of assets under capital leases was $3,805 and $5,950 at December 31, 2004 and 2003, respectively.

Other

Required principal payments of long-term debt and capitalized leases are as follows:

2005	$22,890
2006	5,460
2007	149,974
2008	5,333
2009	294,036
Thereafter	155,527
Total principal payments	$633,220

10.    EMPLOYEE BENEFIT PLANS

Agreements with GM

In connection with the GM Acquisition, the Company and GM agreed to allocate the responsibility for employee pension benefits and post-retirement health care and life insurance on a pro-rata basis between RI and GM. The allocation is primarily determined upon years of service with RI and aggregate years of service with RI and GM. Effective August 1, 1994, RI established hourly and salaried pension and post-retirement health care and life insurance plans which are similar to the respective GM plans.

Pension and Post-Retirement Health Care and Life Insurance Plans

RI has defined benefit pension plans covering substantially all employees. The plan covering salaried employees provides benefits that are based upon years of service and final estimated average compensation. Benefits for hourly employees are based on stated amounts for each year of service. RI’s funding policy is to contribute amounts to provide the plans with sufficient assets to meet future benefit payment requirements consistent with actuarial determinations of the funding requirements of federal laws. Plan assets are primarily invested in mutual funds, which invest in both debt and equity instruments.

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

The changes in benefit obligations and plan assets, components of expense, and assumptions for the plans are as follows:

	Pension Benefits			Post-Retirement Health Care and Life Insurance Plans
	2004	2003	2002	2004	2003	2002
Change in benefit obligations
Benefit obligation at beginning of year	$39,848	$36,561	$32,676	$19,903	$36,069	$23,297
Service cost	1,770	1,519	1,913	308	374	2,081
Interest cost	2,340	2,204	2,221	1,091	1,159	1,407
Amendments	897	114	—	—	—	3,832
Actuarial loss	1,985	4,497	2,562	639	2,283	6,282
Benefits paid	(1,838)	(1,807)	(2,811)	(1,566)	(1,512)	(830)
Medicare Prescription Drug Act of 2003 (gain)	NA	NA	NA	(1,359)	NA	NA
Curtailment gains	—	(3,240)	—	—	(18,470)	—
Benefit obligation at end of year	$45,002	$39,848	$36,561	$19,016	$19,903	$36,069

Change in plan assets
Fair value of plan assets at beginning of year	$22,319	$18,521	$19,531	$—	$—	$—
Actual return on plan assets	2,291	3,568	(1,762)	—	—	—
Employer contributions	3,754	2,037	2,382	1,584	1,512	830
Benefits paid	(1,838)	(1,807)	(1,630)	(1,584)	(1,512)	(830)
Fair value of plan assets at end of year	$26,526	$22,319	$18,521	$—	$—	$—

Funded status	$(18,476)	$(17,529)	$(18,040)	$(19,016)	$(19,903)	$(36,069)
Unrecognized actuarial loss (gain)	12,891	11,833	12,887	2,714	3,472	12,516
Unrecognized prior service cost	1,339	539	2,356	—	—	—
Net amount recognized (accrued) / prepaid	$(4,246)	$(5,157)	$(2,797)	$(16,302)	$(16,431)	$(23,553)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(13,511)	$(13,073)	$(14,427)	$(16,302)	$(16,431)	$(23,553)
Intangible asset	1,059	344	2,061	—	—	—
Accumulated other comprehensive loss	8,206	7,572	9,569	—	—	—
Net amount recognized (accrued) / prepaid	$(4,246)	$(5,157)	$(2,797)	$(16,302)	$(16,431)	$(23,553)

Components of expense
Service costs	$1,770	$1,521	$1,913	$308	$374	$2,081
Interest costs	2,339	2,204	2,221	1,091	1,159	1,407
Expected return on plan assets	(1,736)	(1,564)	(1,772)	—	—	—
Amortization of prior service cost	96	96	231	—	—	—
Recognized net actuarial loss (gain)	370	307	334	37	72	—
Curtailments	—	1,835	541	—	(7,216)	(4,916)
Net periodic pension cost	$2,839	$4,399	$3,468	$1,436	$(5,611)	$(1,428)

Weighted-average assumptions
Discount rate for benefit obligation	5.75%	6.00%	6.75%	5.75%	6.75%	6.75%
Discount rate for net periodic benefit cost	6.00%	6.75%	7.25%	6.00%	6.75%	7.25%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Expected return on plan assets	7.50%	8.50%	9.00%	NA	NA	NA

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the present portfolio. This resulted in the selection of the 7.5% long-term rate of return on asset assumption.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that the prescription drug benefits available under its plan to certain retirees over age 65 are at least actuarially equivalent to the benefits provided under Medicare Part D and thus qualify for the subsidy under the Act beginning in 2006. This subsidy will reduce the Company’s share of the cost of underlying post-retirement prescription drug coverage on which the subsidy is based. The expected effect of the subsidy is as follows:

Reduction in accumulated post-retirement benefit obligation at January 1, 2004	$1,359
Effect on net periodic post-retirement benefit cost for 2004
Reduction in service cost	32
Reduction in interest cost	82

In 2003, the Company recorded a post-employment benefit curtailment gain of $7,216 and a pension plan curtailment charge of $1,835 related to restructuring activities. For more information, see Note 5.

In 2002, the Company recorded a post-employment benefit curtailment gain of $4,916 and a pension plan curtailment charge of $541 related to restructuring activities in 2001. For more information, see Note 5.

The Company’s investment strategies with respect to pension assets are:

1.	The assets are managed in compliance with provisions of the Employee Retirement Income Security Act.

2.	The assets are to be invested with expectations of achieving real growth with respect to inflation, the belief that the U.S capital markets will remain viable, maintaining a level of liquidity to meet timely payment of benefits to participants and minimizing risk and achieving growth through prudent diversification of assets among investment categories.

The target plan asset allocation is:

Target Allocation
Equity Investments	60% – 70%
Fixed Income Investments	30% – 40%
Cash and Short Term Investments	0% – 10%

	2004		2003
Asset Allocation for Plan Assets
Interest-bearing cash	$384	1.5%	$257	1.2%
Bond Mutual Funds	9,476	35.7%	8,317	37.2%
Equity Mutual Funds	16,555	62.4%	13,683	61.3%
Receivables	111	0.4%	62	0.3%
Total plan assets	$26,526	100.0%	$22,319	100.0%

Accumulated Benefit Obligation	$40,038		$35,393

Assumed Health Care Cost Trend Rates
Health care cost trend rate assumed for next year	11.00%		12.00%
Rate to which the cost trend is expected to decline	5.00%		5.00%
Year that the rate reaches the ultimate trend rate	2010		2010

Sensitivity Analysis

An increase and decrease of one-percentage-point in the assumed health care trends would have the following effects in the year ended December 31, 2004:

	1% Increase	1% decrease
Effect on total of service and interest cost components of net periodic post-retirement health care benefit cost	$208	$(167)
Effect on the health care component of the accumulated post-retirement benefit obligation	$2,841	$(2,299)

Cash Flows

In 2005, the Company plans to contribute between $3,900 and $5,000 to its pension plans. The benefits of the post-retirement health care plan are funded on a pay as you go basis and are funded on a cash basis as benefits are paid.

The following reflects the estimated future benefit payments to be paid:

	Pension	Other
2005	$2,269	$695
2006	2,274	780
2007	2,401	861
2008	2,343	956
2009	2,300	1,047
Years 2010-2014	12,749	5,954

Defined Contribution Plans

The Company sponsors two voluntary savings plans. One plan is for eligible salaried employees and the other plan is for UAW hourly employees. These plans allow participants to make contributions pursuant to section 401(k) of the Internal Revenue Code. The salaried plan has Company matching contribution provisions, while the hourly UAW plan does not. Charges to operations were $1,900, $1,847, and $1,910 for the years ending December 31, 2004, 2003, and 2002 respectively.

Profit Sharing Plans

RI sponsors a profit sharing plan covering UAW union employees. Distributions are determined based upon formulas established by management and are made annually. Profit sharing expense for the years ended December 31, 2004, 2003 and 2002, was $0, $0, and $198, respectively.

11.    INCOME TAXES

The following is a summary of the components of the provision for income tax expense:

	2004	2003	2002
Current:
Federal	$—	$—	$—
State and local	369	238	923
Foreign	2,043	12,800	6,466
Deferred:
Federal	—	20,896	(5,026)
State and local	—	3,697	(918)
Foreign	2,955	(949)	6,781
Income tax expense	$5,367	$36,682	$8,226

Income (loss) from continuing operations before income taxes, minority interest and loss from unconsolidated joint ventures, was taxed in the following jurisdictions:

	2004	2003	2002
Domestic	$(2,812)	$(160,413)	$(18,172)
Foreign	22,924	22,453	30,642
	$20,112	$(137,960)	$12,470

A reconciliation of income taxes at the United States federal statutory rate to the effective income tax rate follows:

	2004	2003	2002
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal tax benefit, if applicable	1.8	(0.2)	—
Foreign operations	(15.0)	(2.9)	(6.9)
Goodwill	—	—	—
Provision for valuation allowance for deferred tax assets	—	(58.4)	—
Settlement of IRS audit	—	—	(7.5)
Sub part F and other permanent items	.3	—	24.2
Other items	4.6	(.1)	21.2
Effective income tax rate	26.7%	(26.6)%	66.0%

State and local income taxes may include provisions for Indiana and Michigan, which do not provide proportional benefit in loss years.

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	2004	2003
Deferred tax assets:
Restructuring charges	$4,356	$10,689
Employee benefits	12,383	12,061
Inventories	3,876	4,984
Warranty	5,483	4,499
Alternative minimum tax credits	3,101	2,905
Foreign deferred assets	2,176	3,113
Net operating loss carryforwards	94,307	108,747
Other	14,181	23,933
Total deferred tax assets	139,863	170,931
Valuation allowance	(114,404)	(140,645)
Deferred tax assets net of valuation allowance	25,459	30,286
Deferred tax liabilities:
Depreciation	(2,284)	(2,342)
Foreign deferred liabilities	(5,241)	(3,758)
Research expenses	(3,846)	(5,054)
Other	(17,153)	(19,776)
Total deferred tax liabilities	(28,524)	(30,930)
Net deferred tax liability	$(3,065)	$(644)

At December 31, 2004, the Company had unused Federal net operating loss carryforwards of approximately $208,930 that expire during 2019 through 2023. The Company also had unused alternative minimum tax credit carryforwards of $3,101 that may be carried forward indefinitely. Income tax payments, including state taxes, for the years ended December 31, 2004, 2003 and 2002 were $5,957, $9,397 and $5,332, respectively.

No provision has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries ($105,668 at December 31, 2004) because it is expected that such earnings will be reinvested in these foreign operations indefinitely. It is not practical to estimate the amount of taxes that might be payable on the eventual remittances of such earnings.

In the fourth quarter of 2003, the Company recorded a charge of $28,320 for a deferred tax valuation allowance for substantially all unreserved domestic income tax assets established prior to 2003. Of this total, $24,685 was charged to income tax provision and $3,635 was charged to other comprehensive loss.

In March 2003, the Company filed a request for a bilateral advance pricing agreement between Remy International, Inc and Remy Korea Ltd. In 2003 and 2004 the Company operated under this proposal and recorded income tax provision in Korea on its terms. The Company expects the United States and Korean authorities to finalize this transfer pricing matter in 2005.

12.    STOCKHOLDERS’ EQUITY

2004 Corporate Reorganization

Effective September 30, 2004, the stockholders of the Company formed a new holding company, Remy Worldwide Holdings, Inc. (“RWH”), to own all of the outstanding stock of Remy International, Inc. The Company’s stockholders exchanged all of their stock for identical shares in RWH with the same number and class of shares and percentage ownership of RWH and the same relative rights and preferences in the equity value of RWH, as they previously held in the Company. As a result, the Company is now a wholly owned subsidiary of RWH and the stockholders of the Company became stockholders of RWH. The Company will continue to be the issuer of its outstanding notes and the reporting company with the Securities and Exchange Commission.

In conjunction with the formation of the new holding company, all of the outstanding shares of the Company’s Series A Preferred Stock were cancelled. The cancellation is reflected in the condensed consolidated balance sheet as a reclassification of the Preferred Stock to Paid-in Capital, which increased stockholders’ equity by $334,336 and was the amount attributable to the outstanding Series A Preferred Stock as of September 30, 2004. Since the Company’s Preferred Stock was cancelled, the accretion of Preferred Stock dividends will no longer be reflected in the Company’s financial statements, effective October 1, 2004. Although the Company’s Series A preferred stock was cancelled, the Company’s former stockholders now hold preferred stock in RWH that continues to accrete at 12.0%. RWH has no assets or operations other than its 100% ownership of the Company.

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

As a result of the reorganization the Company’s Class A and Class C Common Stock were converted into the same number of shares of Class B Common Stock. Accordingly, as of December 31, 2004, the Company had an aggregate of 2,503,024.48 shares of Class B Common Stock outstanding, consisting of 1,000.00 shares of converted Class A Common Stock, 16,687.00 shares of converted Class C Common Stock, and 2,485,337.48 shares of Class B Common Stock previously outstanding. All of the outstanding shares are owned by RWH.

The holders of Class A Common Stock were entitled to vote on all matters submitted to a vote of the stockholders. The number of votes to be cast by the holder of Class A Common Stock may vary and is determined, in each instance, prior to a vote of stockholders. If at any time the aggregate principal amount of indebtedness outstanding under the Indenture dated December 22, 1997 among the Company, certain of the Company’s subsidiary guarantors and United States Trust Company of New York is less than $50,000,000, the holder of Class A Common Stock will be entitled to one vote for each share of Class A Common Stock held. So long as the holders of the Class A Common Stock are entitled to more than one vote per share, in any election of Company directors, 21% (rounded up to the nearest whole director) of the directors to be elected shall be elected by a majority of the votes cast by the holders of shares of outstanding Class B Common Stock other than Court Square or any person that is or is deemed to be in the consolidated tax group of which Court Square is a member.

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

2001 Going Private Transaction

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

Redeemable Preferred Stock

Effective as of July 1, 2003, holders of substantially all of the Company’s common stock and preferred stock agreed to amend the terms of the Company’s outstanding preferred stock. The Company’s Second Amended and Restated Certificate of Incorporation provided for the issuance of 3,500,000 shares of preferred stock, all of which are designated as 12% Series A Accreting Preferred Stock. The preferred stock had a stated value of $100 per share and was entitled to receive dividends when, as and if declared by the Board of Directors in such amounts as the Board of Directors may determine at the time of declaration, provided that the aggregate amount of dividends per share do not exceed the compounded annual rate of 12% of the stated value per share from the date of original issue. As indicated above the Company’s Series A Accreting Preferred Stock was cancelled in connection with the 2004 corporate reorganization.

The amount accreted on the preferred stock from the issue date through September 30, 2004 (the cancellation date) is reported as “Accretion for redemption of preferred stock” on the Consolidated Statements of Operations. The dividends accrued on the preferred stock prior to the adoption of the restated terms were never declared or paid to the holders of the preferred stock and are also reported as “Accretion for redemption of preferred stock.”

Dividends

The Company’s ability to pay cash dividends is subject to restrictions contained in the senior credit facility, the 8 5/8% Senior Notes due 2007, the 11% Senior Subordinated Notes due 2009, the Floating Rate Notes due 2009, and the 9 3/8% Senior Subordinated Notes due 2012.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company’s other comprehensive loss consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency instruments and interest rate swaps and minimum pension liability adjustments. The before tax income (loss), related income tax effect and accumulated balance are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains/(Losses) on Derivative Instruments	Unrealized Losses on Interest Rate Swaps	Minimum Pension Liability Adjustments		Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2001	$(18,208)	$—	$(2,497)	$(2,735)		$(23,440)
Before tax income (loss)	7,739 (1)	398	4,027	(5,159)		7,005
Income tax effect	—	(63)	(1,530)	1,960		367
Other comprehensive income (loss)	7,739	335	2,497	(3,199)		7,372

Balances at December 31, 2002	(10,469)	335	—	(5,934)		(16,068)
Before tax income (loss)	2,593	(905)	—	1,997		3,685
Income tax effect	—	214	—	(3,635	)(2)	(3,421)
Other comprehensive income (loss)	2,593	(691)	—	(1,638)		264

Balances at December 31, 2003	(7,876)	(356)	—	(7,572)		(15,804)
Before tax income (loss)	9,840	1,201	—	(634)		10,407
Income tax effect	—	(406)	—	—		(406)
Other comprehensive income (loss)	9,840	795	—	(634)		10,001

Balances at December 31, 2004.	$1,964	$439	$—	$(8,206)		$(5,803)
(1)	Includes a loss of $3,394 associated with the substantial liquidation of the discontinued retail aftermarket gas engine business.
(2)	Reflects the establishment of a valuation allowance for domestic income tax assets. See Note 11.

The Company’s total comprehensive income (loss) is as follows:

	2004	2003	2002
Net income (loss)	$56,424	$(186,625)	$(132,536)
Other comprehensive income	10,001	264	7,372
Comprehensive income (loss)	$66,425	$(186,361)	$(125,164)

14.    TRANSACTIONS WITH GM

The Company has entered into several transactions and agreements with GM and certain of its subsidiaries related to their respective businesses. In addition to the transactions disclosed elsewhere in the accompanying consolidated financial statements and related notes, the Company entered into the following transactions with GM and certain of its subsidiaries:

	2004	2003	2002
Sales	$291,525	$245,419	$241,475
Material purchases and costs for services	18,749	9,394	6,604

In addition, the Company had the following balances with GM:

	2004	2003
Trade accounts receivable	$20,148	$15,479

15.    LEASE COMMITMENTS

The Company occupies space and uses certain equipment under lease arrangements. Rent expense was $10,775 for 2004, $16,167 for 2003, and $11,012 for 2002. Rental commitments at December 31, 2004 for long-term non-cancelable operating leases (not reflected as a restructuring reserve) were as follows:

Year ending 2005	$10,351
Year ending 2006	9,715
Year ending 2007	9,090
Year ending 2008	7,910
Year ending 2009	7,199
Thereafter	18,219
Total payments	$62,484

16.    COMMITMENTS AND CONTINGENCIES

The Company is party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. The Company believes that the ultimate liability, if any, in excess of amounts already provided for in the financial statements or covered by insurance on the disposition of these matters and the matters discussed below will not have a material adverse effect on the financial position, results of operations or cash flows of the Company except as otherwise indicated.

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

RMH and GCID signed a letter of intent on or about May 3, 2000, whereby GCID agreed to terminate certain of the agreements with RMH and to sell its partnership interest to RMH in exchange for a $13,000 termination payment by RMH to GCID, but the transaction was never finalized. In June 2001, GCID declared RMH in default under the partnership agreement, alleging that RMH had failed to conduct the business of the partnership in accordance with that agreement. In August 2001, GCID instituted an arbitration proceeding before the American Arbitration Association against RMH and later added RC and our wholly owned subsidiary, Remy, Inc. (formerly Delco Remy America, Inc.), who together with RMH and RC are referred to as the named parties. GCID and its affiliates sought damages for the alleged (i) breaches of the partnership agreement, including a requirement under the partnership that RMH buy out GCID’s partnership interest; (ii) breaches of fiduciary duty; (iii) breaches of various other contracts between and among the various parties and (iv) tortious interference with contractual relations. RM terminated the lease agreement as of September 27, 2003. RM and RC relocated all operations to another facility in San Luis Potosi, Mexico as of April 30, 2004. In accordance with an interim award from the arbitration panel on March 10, 2004, RM and RC hired the employees previously provided by GCID’s affiliate under the services agreement as of April 3, 2004.

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

UAW Litigation

On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”) and its Local Union 662 filed suit against the Company and Remy, Inc. (“RI”) (formerly Delco Remy America, Inc.), in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits plan (“SUB plan”). The plaintiffs allege that the SUB plan provides supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20,000 for employees who were terminated as a result of the closure of RI’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also seek to enforce terminated provisions of a health care program which the plaintiffs allege provides the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify RI’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003 to which the Company filed an answer on July 24, 2003. The trial was previously expected to begin in January 2005, however, that date was continued and has not been reset as of this time. The Company denies the material allegations of the complaint, denies any wrongdoing and intends to defend itself vigorously, but is unable to predict whether the proceedings will have a material adverse effect on the Company.

Prison Labor Matter

In January 2004, a class action on behalf of all prisoners who worked in a South Carolina Department of Corrections (“SCDC”) Services Training Program at Lieber Correctional Institute was brought against our former subsidiary Williams, which was sold to Caterpillar, Inc in September 2004, and the SCDC. The plaintiffs claim they should have been paid industry prevailing wage under a South Carolina prison industries authorization statute, that the SCDC and Williams violated the Payment of Wages Act and that the SCDC and Williams committed at tort under the South Carolina Tort Claims Act. Under the terms of the sale, the Company retained liability and responsibility for this claim. The Company denies the material allegations of the complaint, denies any wrongdoing and intends to defend itself vigorously, but is unable to predict whether the proceedings will have a material adverse effect on the Company.

Import/Export Matters

During 2004 the Company continued to expand globally to take advantage of global economic conditions and related cost structures. The Company is subject to various duties and import/export taxes. The Company is in the process of reviewing its import/export processes in North America, Europe and parts of Asia to verify the appropriate import duty classification, value and duty rate, including import value added tax.

Remy Reman Facilities

The Remy Reman facilities in Mississippi identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. The Mississippi Department of Environmental Quality (MDEQ) issued Notices of Violation regarding alleged violations of state air laws by two of the Remy Reman facilities in Mississippi. Remy Reman resolved this liability through payment in January 2005 of approximately $170.

Franklin Power Products Facility

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. has installed wastewater treatment equipment and is in compliance with the terms of the Order and has eliminated the discharge. In July 2004, the Company and Franklin Power Products, Inc. entered into an agreement with the U.S. Department of Justice on behalf of the EPA, which tolled the statute of limitations on the EPA’s potential claim for penalties. Since that time, the Company has been cooperating with the EPA by providing additional information and has entered into settlement negotiations with EPA and the Department of Justice.

17.    BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

The Company is a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor, and a provider of core exchange services. Products include starters, alternators, remanufactured engines, and fuel systems which are principally sold or distributed to OEMs for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. It manages its business and operates in a single reportable business segment. Because of the similar economic characteristics of the operations, including the nature of products, production processes, customers and methods of distribution, those operations have been aggregated following the provisions of SFAS No. 131 for segment reporting purposes.

The Company is a multi-national corporation with operations in many countries, including the United States, Canada, Mexico, Brazil, China, Hungary, Poland, Germany, South Korea, the United Kingdom, Belgium, Tunisia and the Netherlands. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company’s operating results are exposed to changes in exchange rates between the U.S. dollar and the South Korean Won, the Chinese Yuan, the Mexican Peso and various European currencies. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both denominated in the local currency. From time to time, the Company enters into exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. Sales are attributed to geographic locations based on the point of sale.

	2004	2003	2002
Net sales to external customers:
United States	$840,303	$792,909	$793,280
Europe	106,461	99,135	80,212
Canada	705	2,165	3,655
Asia Pacific	51,376	41,436	22,210
Mexico and Brazil	52,320	37,149	33,279
Total net sales	$1,051,165	$972,794	$932,636

	2004	2003
Long-lived assets:
United States	$161,897	$149,633
Europe	37,093	35,690
Canada	320	239
Asia Pacific	40,384	36,487
Mexico and Brazil	50,607	42,966
Total long-lived assets	$290,301	$265,015

Customers that accounted for a significant portion of consolidated net sales were as follows:

	2004	2003	2002
General Motors Corporation	$291,525	$245,419	$241,475
International Truck and Engine Corporation	109,393	94,013	84,584

Following is a summary of the composition by product category of the Company’s sales to external customers. Third-party sales for core exchange services are included in the “Other” category.

	2004	2003	2002
Electrical systems	$913,630	$841,950	$818,977
Powertrain	78,741	65,650	58,792
Core services	58,794	65,194	54,867
Total	$1,051,165	$972,794	$932,636

18.    SUPPLEMENTAL CASH FLOW INFORMATION

	2004		2003	2002
Cash paid for interest	$60,232		$58,097	$63,298
Cash paid for income taxes, net of refunds received	5,957		9,397	5,332
Detail of acquisitions:
Fair value of assets acquired	$1,789		$12,524	$1,774
Liabilities assumed	—		(3,641)	—
Notes paid (issued)	4,786		6,759	(11,439)
Prepayments	(5,930)		—	—
Goodwill recorded	18,555	(1)	4,052	9,918
Minority interest	6,317		2,825	16,508
Cash acquired	—		(3,600)	—
Net cash paid for acquisitions	$25,517		$18,919	$16,761
(1)	Includes $13,500 recorded in 2003 for accrual of the contingent earn-out liability relative to the acquisition of Knopf.

19.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES

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

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002.

The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

The following table sets forth the Guarantor and direct Non-Guarantor Subsidiaries:

Subsidiary Guarantors	Non-Guarantor Subsidiaries

•   Ballantrae Corporation

•   Franklin Power Products, Inc.

•   International Fuel Systems, Inc.

•   M & M Knopf Auto Parts, L.L.C.

•   Marine Corporation of America

•   Nabco, Inc.

•   Power Investments, Inc.

•   Power Investments Marine, Inc.

•   Powrbilt Products, Inc.

•   Reman Holdings, L.L.C.

•   Remy Inc. (fka Delco Remy America, Inc.)

•   Remy International Holdings, Inc. (fka Remy International, Inc.)

•   Remy Powertrain, L.P.

•   Remy Reman, L.L.C.

•   World Wide Automotive, L.L.C.

• AutoMatic Transmission International A/S
• Central Precision Limited
• Remy Automotive Germany GmbH (fka Delco Remy Germany GmbH)
• Delco Remy International (Europe) GmbH, iL
• Electro Diesel Rebuild BVBA
• Electro-Rebuild Tunisia S.A.R.L.
• Magnum Power Products, L.L.C.
• Publitech, Inc.
• Remy Automotive Brasil Ltda. (fka Delco Remy Brasil Ltda.)
• Remy Automotive Europe BVBA (fka Delco Remy Belgium BVBA)
• Remy Automotive Mexico, S. de R.L. de C.V. (fka Delco Remy Mexico, S. de R.L. de C.V.)
• Remy Automotive Poland, Sp.zo.o.
• Remy Automotive UK Limited (fka Delco Remy UK Limited)
• Remy Componentes S. de R. L. de C. V.
• Remy Automotive Hungary kft (fka Delco Remy Hungary kft.)
• Remy India Holdings, Inc.
• Remy Korea Holdings, Inc.
• Remy Remanufacturing de Mexico, S. de R.L. de C.V. (fka Delco Remy Remanufacturing de Mexico, S. de R.L. de C.V.)
• World Wide Automotive Distributors, Inc.
• Remy Electricals Hubei Company Limited

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

IN THOUSANDS, December 31, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$40,740	$689	$21,116	$—		$62,545
Trade accounts receivable, net	—	109,923	44,410	—		154,333
Other receivables	1,685	3,584	13,828	—		19,097
Inventories	—	149,338	69,925	(1,351	)(c)	217,912
Assets of discontinued operations	—	(7)	363	—		356
Other current assets	1,700	1,919	7,595	—		11,214
Total current assets	44,125	265,446	157,237	(1,351)		465,457

Property, plant and equipment	2,610	181,525	145,502	—		329,637
Less accumulated depreciation	203	134,842	57,299	—		192,344
Property, plant and equipment, net	2,407	46,683	88,203	—		137,293
Deferred financing costs, net	14,842	—	—	—		14,842
Goodwill, net	(12)	94,255	12,157	—		106,400
Investment in subsidiaries and joint ventures	426,358	—	—	(420,652	)(a)	5,706
Other assets	4,531	12,456	9,073	—		26,060
Total assets	$492,251	$418,840	$266,670	$(422,003)		$755,758
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$1,583	$110,434	$58,759	$—		$170,776
Intercompany accounts	64,243	(92,507)	28,865	(601	)(c)	—
Accrued interest	8,105	—	105	—		8,210
Accrued restructuring	—	6,074	377	—		6,451
Liabilities of discontinued operations	—	436	2,363	—		2,799
Deferred income taxes	—	—	3,065	—		3,065
Other liabilities and accrued expenses	8,010	62,289	13,858	—		84,157
Current maturities of long-term debt	—	1,455	21,435	—		22,890
Total current liabilities	81,941	88,181	128,827	(601)		298,348

Long-term debt, net of current portion	583,857	15,249	11,224	—		610,330
Post-retirement benefits other than pensions	16,302	—	—	—		16,302
Accrued pension benefits	13,510	—	1	—		13,511
Accrued restructuring	—	4,407	—	—		4,407
Other non-current liabilities	1,561	2,370	1,031	—		4,962
Minority interest	—	2,055	8,443	—		10,498
Redeemable preferred stock	—	—	—	—		—

Stockholders’ (deficit) equity:
Common stock:
Class B Shares	3	—	—	—		3
Paid-in-capital	334,336	—	—	—		334,336
Retained (deficit) earnings	(531,136)	37,002	(981)	(36,021	)(b)	(531,136)
Subsidiary investment	—	270,048	115,333	(385,381	)(a)	—
Accumulated other comprehensive loss	(8,123)	(472)	2,792	—		(5,803)
Total stockholders’ (deficit) equity	(204,920)	306,578	117,144	(421,402)		(202,600)
Total liabilities and stockholders’ (deficit) equity	$492,251	$418,840	$266,670	$(422,003)		$755,758
(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

IN THOUSANDS, For the Year Ended December 31, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
NET SALES	$—	$975,284	$447,797	$(371,916	)(a)	$1,051,165
Cost of goods sold	630	810,135	411,823	(371,916	)(a)	850,672
Gross profit	(630)	165,149	35,974	—		200,493

Selling, general and administrative expenses	18,768	69,278	25,217	—		113,263
Restructuring charges (credits)	250	(73)	765	—		942
OPERATING (LOSS) INCOME	(19,648)	95,944	9,992	—		86,288

Interest expense, net	54,475	2,458	1,304	—		58,237
Loss on early extinguishment of debt	7,939	—	—	—		7,939
Income (loss) from continuing operations before income taxes (benefit), minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(82,062)	93,486	8,688	—		20,112

Income tax (benefit) expense	(1,146)	1,455	5,058	—		5,367
Minority interest	—	2,073	725	—		2,798
Loss from unconsolidated joint ventures	—	—	588	—		588
Equity in earnings of subsidiaries	(92,206)	—	—	92,206	(b)	—
Net income (loss) from continuing operations	11,290	89,958	2,317	(92,206)		11,359

Discontinued Operations:
Income (loss) from discontinued operations, net of tax	—	1,821	(667)	—		1,154
Gain (loss) on disposal of discontinued operations, net of tax	45,134	1,023	(2,246)	—		43,911
Income (loss) from discontinued operations, net of tax	45,134	2,844	(2,913)	—		45,065
NET INCOME (LOSS)	56,424	92,802	(596)	(92,206)		56,424

Accretion for redemption of preferred stock	27,367	—	—	—		27,367
Net income (loss) attributable to common stockholders	$29,057	$92,802	$(596)	$(92,206)		$29,057
(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net loss of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

IN THOUSANDS, For the Year Ended December 31, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to common stockholders	$29,057	$92,802	$(596)	$(92,206)(a)	$29,057
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Discontinued operations	(45,134)	(2,844)	2,913	—	(45,065)
Depreciation and amortization	1,252	10,462	11,332	—	23,046
Non-cash interest expense	3,855	—	—	—	3,855
Loss on early extinguishment of debt	7,939	—	—	—	7,939
Accretion for redemption of preferred stock	27,367	—	—	—	27,367
Minority interest and loss from unconsolidated joint ventures, net	—	2,073	1,313	—	3,386
Equity in earnings of subsidiaries	(92,206)	—	—	92,206(a)	—
Deferred income taxes	—	—	2,592	—	2,592
Post-retirement benefits other than pensions and accrued pension benefits, net	307	—	1	—	308
Restructuring charges	250	(73)	765	—	942
Cash payments for restructuring charges	(250)	(7,775)	(1,002)	—	(9,027)
Mexico arbitration settlement	—	—	(13,622)		(13,622)
Changes in operating assets and liabilities, net of acquisitions and restructuring:
Accounts receivable	—	(3,390)	(7,376)	—	(10,766)
Inventories	—	(18,445)	(1,087)	—	(19,532)
Accounts payable	(1,188)	36,406	(19,906)	—	15,312
Intercompany accounts	51,717	(121,324)	69,607	—	—
Other current assets and liabilities	2,500	(19,324)	(5,381)	—	(22,205)
Other non-current assets and liabilities, net	(48,882)	58,550	(12,606)	—	(2,938)
Net cash (used in) provided by operating activities of continuing operations	(63,416)	27,118	26,947	—	(9,351)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(5,488)	(14,435)	(5,594)	—	(25,517)
Net proceeds on sale of businesses	104,269	384	—	—	104,653
Purchases of property, plant and equipment	(2,553)	(12,543)	(10,251)	—	(25,347)
Investments in joint ventures	—	—	—	—	—
Net cash provided by (used in) investing activities of continuing operations	96,228	(26,594)	(15,845)	—	53,789

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	275,000	—	—	—	275,000
Retirement of long-term debt	(200,000)	—	—	—	(200,000)
Net (repayments) borrowings under revolving line of credit and other	(52,041)	(1,159)	(9,454)	—	(62,654)
Deferred financing costs	(15,032)	—	—	—	(15,032)
Distributions to minority interests	—	—	(1,010)	—	(1,010)
Net cash provided by (used in) financing activities of continuing operations	7,927	(1,159)	(10,464)	—	(3,696)

Effect of exchange rate changes on cash	—	—	1,510	—	1,510

Cash flows of discontinued operations	—	1,075	(1,989)	—	(914)
Net increase in cash and cash equivalents	40,739	440	159	—	41,338

Cash and cash equivalents at beginning of year	1	249	20,957	—	21,207
Cash and cash equivalents at end of year	$40,740	$689	$21,116	$—	$62,545
(a)	Elimination of equity in earnings of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

IN THOUSANDS, December 31, 2003	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$1	$249	$20,957	$—		$21,207
Trade accounts receivable, net	—	106,532	36,907	—		143,439
Other receivables	—	2,982	11,824	—		14,806
Inventories	—	130,893	68,776	(1,269	)(c)	198,400
Assets of discontinued operations	—	67,151	246	—		67,397
Other currents assets	5,529	1,702	6,481	—		13,712
Total current assets	5,530	309,509	145,191	(1,269)		458,961

Property, plant and equipment	57	172,683	119,592	—		292,332
Less accumulated depreciation	47	126,077	41,405	—		167,529
Property, plant and equipment, net	10	46,606	78,187	—		124,803
Deferred financing costs, net	13,968	—	—	—		13,968
Goodwill, net	—	93,854	7,008	—		100,862
Investment in subsidiaries and joint ventures	348,934	—	—	(343,213	)(a)	5,721
Other assets	5,326	5,658	8,677	—		19,661
Total assets	$373,768	$455,627	$239,063	$(344,482)		$723,976
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$2,771	$74,028	$77,551	$—		$154,350
Intercompany accounts	12,526	28,817	(40,742)	(601	)(c)	—
Accrued interest	9,750	—	87	—		9,837
Accrued restructuring	—	9,787	615	—		10,402
Liabilities of discontinued operations	—	10,154	1,299	—		11,453
Deferred income taxes	—	—	644	—		644
Other liabilities and accrued expenses	15,325	75,349	30,825	—		121,499
Current maturities of long-term debt	684	1,170	29,543	—		31,397
Total current liabilities	41,056	199,305	99,822	(601)		339,582

Long-term debt, net of current portion	560,214	16,692	16,097	—		593,003
Post-retirement benefits other than pensions	16,431	—	—	—		16,431
Accrued pension benefits	13,073	—	—	—		13,073
Accrued restructuring	—	8,801	—	—		8,801
Other non-current liabilities	3,788	1,804	1,326	—		6,918
Minority interest	—	11	15,182	—		15,193
Redeemable preferred stock	306,969	—	—	—		306,969
Stockholders’ (deficit) equity:
Common stock:
Class A Shares	—	—	—	—		—
Class B Shares	3	—	—	—		3
Class C Shares	—	—	—	—		—
Retained (deficit) earnings	(560,193)	(55,800)	(385)	56,185	(b)	(560,193)
Subsidiary investment	—	286,316	113,750	(400,066	)(a)	—
Accumulated other comprehensive loss	(7,573)	(1,502)	(6,729)	—		(15,804)
Total stockholders’ (deficit) equity	(567,763)	229,014	106,636	(343,881)		(575,994)
Total liabilities and stockholders’ (deficit) equity	$373,768	$455,627	$239,063	$(344,482)		$723,976
(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

IN THOUSANDS, For the Year Ended December 31, 2003	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
NET SALES	$—	$981,813	$514,823	$(523,842	)(a)	$972,794
Cost of goods sold	—	847,882	467,282	(523,842	)(a)	791,322
Cost of goods sold – special charges:
Core inventory valuation	—	102,296	1,634	—		103,930
Mexican arbitration award	—	—	14,310	—		14,310
Gross profit	—	31,635	31,597	—		63,232

Selling, general and administrative expenses	11,215	67,153	18,402	—		96,770
Restructuring charges	—	48,235	733	—		48,968
OPERATING (LOSS) INCOME	(11,215)	(83,753)	12,462	—		(82,506)

Interest expense, net	50,824	2,818	1,812	—		55,454
Income (loss) from continuing operations before income taxes (benefit), minority interest, loss from unconsolidated joint ventures and equity in earnings of subsidiaries	(62,039)	(86,571)	10,650	—		(137,960)

Income tax expense (benefit)	37,115	(9,915)	9,482	—		36,682
Minority interest	—	(2,332)	2,189	—		(143)
Loss from unconsolidated joint ventures	67	—	6,360	—		6,427
Equity in earnings of subsidiaries	87,404	—	—	(87,404	)(b)	—
Net (loss) income from continuing operations	(186,625)	(74,324)	(7,381)	87,404		(180,926)

Discontinued Operations:
Loss from discontinued operations, net of tax	—	(6,464)	(1,555)	—		(8,019)
Gain on disposal of discontinued operations, net of tax	—	2,320	—	—		2,320
Loss from discontinued operations, net of tax	—	(4,144)	(1,555)	—		(5,699)
NET (LOSS) INCOME	(186,625)	(78,468)	(8,936)	87,404		(186,625)

Accretion for redemption of preferred stock	32,895	—	—	—		32,895
Net (loss) income attributable to common stockholders	$(219,520)	$(78,468)	$(8,936)	$87,404		$(219,520)
(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net loss of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

IN THOUSANDS, For the Year Ended December 31, 2003	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to common stockholders	$(219,520)	$(78,468)	$(8,936)	$87,404	(a)	$(219,520)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Discontinued operations	—	4,144	1,555	—		5,699
Depreciation and amortization	1,007	12,109	9,465	—		22,581
Non-cash interest expense	4,473	—	—	—		4,473
Accretion for redemption of preferred stock	32,895	—	—	—		32,895
Minority interest and loss from unconsolidated joint ventures, net	67	(2,332)	8,549	—		6,284
Equity in earnings of subsidiaries	87,404	—	—	(87,404	)(a)	—
Deferred income taxes	28,800	—	(715)	—		28,085
Post-retirement benefits other than pensions and accrued pension benefits, net	(4,801)	(3,675)	—	—		(8,476)
Restructuring charges	—	48,235	733	—		48,968
Cash payments for restructuring charges	(514)	(14,090)	(729)	—		(15,333)
Special charges	—	102,296	15,944	—		118,240
Changes in operating assets and liabilities, net of acquisitions, restructuring and non-cash special charges:
Accounts receivable	—	(4,250)	(4,331)	—		(8,581)
Inventories	—	(11,670)	(16,608)	—		(28,278)
Accounts payable	1,982	(4,912)	27,468	—		24,538
Intercompany accounts	20,355	(22,188)	1,833	—		—
Other current assets and liabilities	8,648	8,562	3,629	—		20,839
Other non-current assets and liabilities, net	49,111	(38,454)	(17,982)	—		(7,325)
Net cash provided by (used in) operating activities of continuing operations	9,907	(4,693)	19,875	—		25,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(12,160)	(6,759)	—		(18,919)
Net proceeds on sale of businesses	—	30,058	—	—		30,058
Purchases of property, plant and equipment	—	(6,316)	(9,989)	—		(16,305)
Investments in joint ventures	(115)	—	—	—		(115)
Net cash (used in) provided by investing activities of continuing operations	(115)	11,582	(16,748)	—		(5,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	—	—	10,297	—		10,297
Net (repayments) borrowings under revolving line of credit and other	(7,812)	(988)	(3,747)	—		(12,547)
Deferred financing costs	(1,980)	—	—	—		(1,980)
Net cash (used in) provided by financing activities of continuing operations	(9,792)	(988)	6,550	—		(4,230)

Effect of exchange rate changes on cash	—	—	967	—		967

Cash flows of discontinued operations	—	(5,808)	(1,845)	—		(7,653)
Net increase in cash and cash equivalents	—	93	8,799	—		8,892

Cash and cash equivalents at beginning of year	1	156	12,158	—		12,315
Cash and cash equivalents at end of year	$1	$249	$20,957	$—		$21,207
(a)	Elimination of equity in earnings of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

IN THOUSANDS, For the Year Ended December 31, 2002	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
NET SALES	$—	$947,184	$388,345	$(402,893	)(a)	$932,636
Cost of goods sold	—	835,240	346,629	(402,893	)(a)	778,976
Gross profit	—	111,944	41,716	—		153,660

Selling, general and administrative expenses	18,664	62,746	13,626	—		95,036
Restructuring credits	—	(4,375)	—	—		(4,375)
OPERATING (LOSS) INCOME	(18,664)	53,573	28,090	—		62,999

Interest expense, net	33,407	14,737	2,385	—		50,529
Income (loss) from continuing operations before income taxes (benefit), minority interest, loss from unconsolidated joint ventures, equity in earnings of subsidiaries and cumulative effect of change in accounting principle	(52,071)	38,836	25,705	—		12,470

Income tax (benefit) expense	(9,773)	6,736	11,263	—		8,226
Minority interest	—	2,169	2,076	—		4,245
Loss from unconsolidated joint ventures	—	—	3,830	—		3,830
Equity in earnings of subsidiaries	90,238	—	—	(90,238	)(b)	—
Net (loss) income from continuing operations before cumulative effect of change in accounting principle	(132,536)	29,931	8,536	90,238		(3,831)

Discontinued operations:
Loss from discontinued operations, net of tax	—	(11,589)	(14,692)	—		(26,281)
Loss on disposal of discontinued operations, net of tax	—	(11,569)	(16,679)	—		(28,248)
Loss from discontinued operations	—	(23,158)	(31,371)	—		(54,529)

Cumulative effect of change in accounting principal, net	—	(54,890)	(19,286)	—		(74,176)
NET (LOSS) INCOME	(132,536)	(48,117)	(42,121)	90,238		(132,536)

Accretion for redemption of preferred stock	29,375	—	—	—		29,375
Net (loss) income attributable to common stockholders	$(161,911)	$(48,117)	$(42,121)	$90,238		$(161,911)
(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net loss of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

IN THOUSANDS, For the Year Ended December 31, 2002	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(161,911)	$(48,117)	$(42,121)	$90,238	(a)	$(161,911)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principal	—	54,890	19,286	—		74,176
Discontinued operations	—	23,158	31,371	—		54,529
Depreciation and amortization	1,011	16,355	7,845	—		25,211
Non-cash interest expense	3,754	339	—	—		4,093
Accretion for redemption of preferred stock	29,375	—	—	—		29,375
Minority interest and loss from unconsolidated joint ventures, net	—	2,169	5,906	—		8,075
Equity in earnings of subsidiaries	90,238	—	—	(90,238	)(a)	—
Deferred income taxes	(1,187)	705	5,278	—		4,796
Post-retirement benefits other than pensions and accrued pension benefits, net	323	2,810	(1,181)	—		1,952`
Restructuring credits	—	(4,375)	—	—		(4,375)
Cash payments for restructuring charges	—	(15,044)	(771)	—		(15,815)
Changes in operating assets and liabilities, net of acquisitions and restructuring:
Accounts receivable	—	12,129	(6,664)	—		5,465
Inventories	—	5,540	(10,404)	—		(4,864)
Accounts payable	(514)	(3,784)	19,510	—		15,212
Intercompany accounts	51,941	(24,384)	(27,557)	—		—
Other current assets and liabilities	(1,323)	15,029	(8,958)	—		4,748
Other non-current assets and liabilities, net	(20,917)	18,005	260	—		(2,652)
Net cash (used in) provided by operating activities of continuing operations	(9,210)	55,425	(8,200)	—		38,015

Cash Flows from Investing activities:
Acquisitions, net of cash acquired	—	(11,023)	(5,738)	—		(16,761)
Purchases of property, plant and equipment	—	(11,337)	(7,164)	—		(18,501)
Investments in joint ventures	(3,000)	—	—	—		(3,000)
Net cash used in investing activities of continuing operations	(3,000)	(22,360)	(12,902)	—		(38,262)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	144,769	—	—	—		144,769
Retirement of long-term debt	(144,769)	—	—	—		(144,769)
Net borrowings (repayments) under revolving line of credit and other	20,027	(16,386)	11,595	—		15,236
Deferred financing costs	(7,816)	—	—	—		(7,816)
Distributions to minority interests	—	—	(1,800)	—		(1,800)
Net cash provided by (used in) financing activities of continuing operations	12,211	(16,386)	9,795	—		5,620

Effect of exchange rate changes on cash	—	186	2,031	—		2,217

Cash flows of discontinued operations	—	(16,817)	(1,012)	—		(17,829)
Net increase (decrease) in cash and cash equivalents	1	48	(10,288)	—		(10,239)

Cash and cash equivalents at beginning of year	—	108	22,446	—		22,554
Cash and cash equivalents at end of year	$1	$156	$12,158	$—		$12,315
(a)	Elimination of equity in earnings of consolidated subsidiaries.

20.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarter Ended:	3/31/04	6/30/04	9/30/04	12/31/04	Total Year
Net sales	$269,028	$272,032	$254,271	$255,834	$1,051,165
Gross profit	50,270	54,293	50,032	45,898	200,493
Income (loss) from continuing operations	5,700	(85)	3,885	1,859	11,359
Income (loss) from discontinued operations, net of tax	(552)	1,543	(25)	188	1,154
Gain on disposal of businesses, net of tax	108	107	43,162	534	43,911
Net income	5,256	1,565	47,022	2,581	56,424

Quarter Ended:	3/31/03	6/30/03	9/30/03	12/31/03	Total Year
Net sales	$230,888	$251,133	$246,677	$244,096	$972,794
Gross profit (loss)	39,480	48,741	47,662	(72,651)	63,232
Income (loss) from continuing operations	(49,209)	(1,250)	3,474	(133,941)	(180,926)
Loss from discontinued operations, net of tax	(2,292)	(756)	(833)	(4,138)	(8,019)
Gain (loss) on disposal of businesses, net of tax	2,417	—	—	(97)	2,320
Net income (loss)	(49,084)	(2,006)	2,641	(138,176)	(186,625)

The Company restated its statements of operations in 2003 and the first and second quarters of 2004 to give effect to the classification of the Company’s transmission remanufacturing businesses as discontinued operations effective with the sale and planned sale of those businesses in the third quarter of 2004.

21.    RELATED PARTY TRANSACTIONS

In 2002 the Company entered into an advisory agreement with CVC Management LLC (the “Advisor”), an affiliate of Court Square and CVC Equity Partners. Under the terms of the agreement, the Advisor is required to provide executive, management, consulting and support services to the Company and certain of its subsidiaries. The Advisor is entitled to receive an initial advisory fee of $1.0 million for 2002 and an advisory fee of $1.0 million for each year thereafter, payable in equal quarterly installments. The Company made payments to the Advisor for the advisory fee in 2004 of $2.75 million for the period 2002 through the third quarter of 2004. The advisory agreement continues until December 31, 2006 and is automatically renewed from year to year thereafter unless terminated by either of the parties. The Advisor was also entitled to receive a transaction fee of $2.5 million for services provided in connection with the refinancing of the Company’s senior credit facilities in 2002. The Company paid the Advisor the $2.5 million transaction fee in 2004. The Advisor may receive additional transaction fees under the advisory agreement in amounts to be agreed upon by the parties for services provided in connection with future financings, acquisitions and divestitures.

22.    SUBSEQUENT EVENTS

On March 18, 2005 the Company acquired substantially all of the assets and assumed certain liabilities of UPC, based in Oklahoma City. UPC is a major supplier to the automotive aftermarket for new and remanufactured starters and alternators, offering custom branding, packaging and logistics solutions as well as complete engineering and support services. The purchase price consisted of approximately $54 million in cash, the assumption of certain liabilities and a contingent earn out to be paid over a four-year period if incremental financial performance objectives above the current performance of the combined electrical aftermarket business are attained. The Company funded this acquisition with cash on hand and borrowings available under its existing revolving credit facility. In connection with this acquisition the Company entered into an Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement.

ITEM 9	DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the independent accountants.

ITEM 9A    CONTROLS AND PROCEDURES

(a) Within 90 days prior to the date of the filing of this report, we carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in timely alerting us to material information required to be included in our periodic SEC reports.

(b) In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Harold K. Sperlich, Chairman of the Board of Directors. Mr. Sperlich has been Chairman of the Board of Directors since our inception in 1994. Since retiring from Chrysler Corporation in 1988, having served as its President, Mr. Sperlich has served as a consultant to the automotive industry. Before joining Chrysler in 1977, Mr. Sperlich held several senior administrative and operating posts with Ford Motor Company. Age: 75

Thomas J. Snyder, President, Chief Executive Officer and Director. Mr. Snyder was elected Chief Executive Officer effective January 1, 2000. He was elected President, Chief Operating Officer and Director when we were founded in 1994. From 1973 to 1994, he held a variety of managerial and executive positions with the Delco Remy Division of GM. He is a member of the Board of the Indiana Chamber of Commerce and of Saint John’s Health Systems. He is a member of the Board of Visitors of Hudson Institute and of Indiana University’s Kelley School of Business in Indianapolis. Age: 60

E.H. Billig, Vice Chairman of the Board of Directors. Mr. Billig has been Vice Chairman of the Board of Directors since our inception in 1994. Mr. Billig has been Chairman of the Board of MSX International, Inc. since 1997, where he was also Chief Executive Officer until January 2000. He was formerly President and Chief Operating Officer of MascoTech, Inc. He is also a director of Titan Wheel International, Inc. Age: 77

Richard M. Cashin, Jr., Director. Mr. Cashin has been a director since our inception in 1994. Mr. Cashin was President from 1994 to April 2000 and a Managing Director for more than five years of Citicorp Venture Capital Ltd., which we refer to as CVC. From April 2000 to April 2001, he was a partner of Cashin Capital Partners, a private equity investment firm. Since April 2001, he has been the Managing Partner of One Equity Partners, the private equity arm of Bank One. In addition, Mr. Cashin serves as a director of Fairchild Semiconductor Corporation, Titan Wheel International, Inc., and Quintiles Transnational Corp. Age: 51

John P. Civantos, Director. Mr. Civantos became a director in 2004. Mr. Civantos joined CVC as a Principal in 2004 after serving as a Principal for several years with the leveraged buyout firm Hicks, Muse, Tate & Furst. Prior to Hicks Muse, he was with Morgan Stanley & Co. Age: 37

Alexander P. Coleman, Director. Mr. Coleman has been a director since 2001. Mr. Coleman is a Managing Investment Partner of Dresdner Kleinwort Benson Private Equity LLC, Dresdner Bank A.G.’s U.S. private equity arm, and a Managing Director of Dresdner Kleinwort Wasserstein. Mr. Coleman joined Dresdner Kleinwort Benson in January 1996. Mr. Coleman is a director of KMC Telecom, Inc. and Gardenburger, Inc. Age: 38

Michael A. Delaney, Director. Mr. Delaney has been a director since our inception in 1994. Mr. Delaney has been a Managing Director of CVC since 1995 and a Vice President for the past six years. Mr. Delaney is Vice President and Managing Director of Court Square. He is also a director of Strategic Industries LLC, Palomar Technological Companies, IWCO Corporation, MSX International, Inc., ERICO International Corporation, and Arizant, Inc. Age: 50

James R. Gerrity, Director. Mr. Gerrity has been a director since our inception in 1994. From 1986 to 1993, Mr. Gerrity was President and a director of Dyneer Corporation. Mr. Gerrity currently is a director of Keystone Automotive Industries and Flender AG. Age: 63

Robert J. Schultz, Director. Mr. Schultz became a director in 1997. Mr. Schultz retired as Vice Chairman and a member of the Board of Directors of GM in 1993. Mr. Schultz joined GM in 1955 and served as General Manger of GM’s Delco Electronics Division and Group Executive of Chevrolet-Pontiac-GM of Canada. Mr. Schultz is also Chairman of the Board of Advanced Electron Beams, Inc., a director of MCT Corporation, and was Chairman of the Board of OEA, Inc. until its sale in 2002. He is also a member of the Board of Trustees of California Institute of Technology. Age: 74

Rajesh K. Shah, Executive Vice President, Chief Financial Officer. Mr. Shah has been our Chief Financial Officer since March 2002. Prior to joining us, Mr. Shah was the Chief Financial Officer and Executive Vice President of Finance for Collins & Aikman Corp. since 1999, and prior to that he served as Vice President of Finance for United Technologies Automotive Division since 1994. Age: 53

Roderick English, Senior Vice President, Human Resources and Communications. Mr. English has been Senior Vice President of Human Resources and Communications since November 1997. Prior to that Mr. English had been Senior Vice President of Human Resources and Communications at Remy Inc. since our inception in 1994. Mr. English joined the Delco Remy Division of GM in 1976 and became Plant Manager of plant 17 in 1992. Prior to that, Mr. English served as Divisional Manager of Labor Relations since 1989. Age: 53

Amitabh Rai, Vice President and Corporate Controller. Mr. Rai has been Vice President and Corporate Controller since July 2003. Before joining us, Mr. Rai was with Sensient Technologies Corporation since November 1990 in financial roles of increasing responsibility, most recently as Director of Accounting and Finance, Sensient Flavors Group. Age: 44

Patrick C. Mobouck, Vice President-Managing Director, Europe. Mr. Mobouck has been Vice President-Managing Director, Europe since July 1997. He has also been Chairman of Autovill since August 1997. Before joining us, Mr. Mobouck was with Monroe Auto Equipment since 1987, most recently as Managing Director-Europe, Middle East and Africa. Age: 50

Richard L. Stanley, President, Remy America. Mr. Stanley has been President of Remy Inc. since November 1998. Prior to that, Mr. Stanley had been Senior Vice President, Automotive Systems since our inception in 1994. Mr. Stanley joined the Delco Remy Division of GM in 1978, serving most recently as Director of Customer Programs since 1992 and as European Chief Engineer since 1988. Age: 48

Audit Committee Financial Expert

The Board of Directors believes that its audit committee members are financially literate and are capable of analyzing and evaluating the Company’s financial statements. However, the Board has determined that none of the audit committee members currently meet the technical requirements for being an “audit committee financial expert” as that term is defined under applicable rules of the Securities and Exchange Commission. As the Board of Directors believes that the current audit committee members are qualified to carry out all of the duties and responsibilities of an audit committee, the Board does not believe that it is necessary at this time to actively search for another person to serve on the audit committee who would qualify as an audit committee financial expert.

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

Executive Compensation

The following table sets forth, for the years ending December 31, 2004, 2003 and 2002, the information regarding the cash compensation paid by us, as well as other compensation paid or accrued for that period, to each of our executive officers named below, in all capacities in which they served.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)		All Other Compensation($)
(dollars in thousands)
Thomas J. Snyder President and Chief Executive Officer	2004 2003 2002	516.7 500.0 481.2	269.6 434.9 352.3	70.9 — —	(1) (1) (1)	128.1 51.4 50.3	(1) (1) (1)

Rajesh K. Shah Executive Vice President and Chief Financial Officer	2004 2003 2002	441.7 425.0 336.4	139.7 229.4 267.8	0.8 20.1 10.0	(2) (2) (2)	25.5 24.9 23.3	(2) (2) (2)

Patrick C. Mobouck Vice President and Managing Director, Europe	2004 2003 2002	376.0 347.9 347.9	101.9 134.9 103.6	— — —		— — —

Richard L. Stanley President, Remy Inc.	2004 2003 2002	330.7 321.0 306.2	102.9 167.5 155.9	9.3 — —	(3)	29.0 28.2 27.1	(3) (3) (3)

Roderick English Senior Vice President, Human Resources and Communications	2004 2003 2002	288.5 281.0 271.7	89.3 149.2 139.9	5.5 — —	(4) (4) (4)	23.0 25.0 26.1	(4) (4) (4)

(1)	Includes the following in fiscal years 2004, 2003 and 2002, respectively: (i) Other Annual Compensation reflects amount reimbursed for payment of taxes; (ii) All Other Compensation reflects $116.3, $40.6 and $41.8 in life insurance premiums paid, the remainder reflects matching contributions under our 401(k) Plan.

(2)	Includes the following in fiscal years 2004, 2003 and 2002, respectively: (i) Other Annual Compensation reflects amount reimbursed for payment of taxes in 2004, and reflects relocation benefits in 2003 and 2002; (ii) All Other Compensation reflects $24.8, $24.9 and $23.3 in life insurance premiums paid, the remainder reflects matching contributions under our 401(k) Plan.

(3)	Includes the following in fiscal years 2004, 2003 and 2002, respectively: (i) Other Annual Compensation reflects amount reimbursed for payment of taxes; (ii) All Other Compensation reflects $18.5, $18.6 and $19.1 in life insurance premiums paid, the remainder reflects matching contributions under our 401(k) Plan.

(4)	Includes the following in fiscal years 2004, 2003 and 2002, respectively: (i) Other Annual Compensation reflects amount reimbursed for payment of taxes; (ii) All Other Compensation reflects $16.9, $16.9 and $18.4 in life insurance premiums paid, the remainder reflects matching contributions under our 401(k) Plan.

Stock Options

There are currently no options outstanding to purchase our securities. See Item 13, “Certain Relationships and Related Transactions”, for a description of other agreements entered into between us and our executive officers and directors as a result of the going private transaction and the merger.

Retirement Plans

Remy Inc., our wholly owned subsidiary, established the Remy Inc. Salaried Retirement Plan, which we refer to as the retirement plan, primarily to provide eligible salaried employees with a monthly pension benefit after retirement for life. As of December 31, 2004, our named executive officers have been credited with the following amounts of service under the retirement plan: Thomas J. Snyder – 42.4 years; and Richard L. Stanley – 26.8 years.

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

Payments and other benefits received by Mr. Snyder will be subject to gross-up tax treatment so that we will compensate Mr. Snyder for any excise taxes applicable to payments and other benefits, including the gross-up payment, received by him upon a change of control. Payments and other benefits received by the other eligible executives will be subject to cutback treatment so that any payments or other benefits to be received by any of them will be reduced to a level, which eliminates any excise taxes. Under some circumstances, the present value of the payments and other benefits to be provided to the executives in connection with a change of control will not be deductible by us.

Amendments to Benefit Plans

As a condition to the execution of the change of control agreements, we required the applicable executive officers to agree to amendments to our benefit plans. We amended the definition of “change in control” in the Remy International, Inc. Supplemental Executive Retirement Plan, which we refer to as the executive retirement plan, to conform to the definition contained in the change of control agreements. In addition, we amended the executive retirement plan to provide that, upon a change in control, we will not be required to place any funds in trust unless the board of directors determines in good faith that the change in control or any related or contemplated financing transaction will impair in any material respect our financial condition or creditworthiness or any other surviving successor or entity. We further amended the executive retirement plan to remove the provision providing for accelerated vesting of benefits upon a change in control. All affected persons consented to the amendments.

Split-Dollar Insurance Agreements

We entered into Collateral Assignment Split-Dollar Insurance Agreements, effective as of August 1, 2000, with certain key management employees. The employees own the life insurance policies. However, they have assigned the policies to us as security for the repayment of premiums paid by us. Our interest in the cash value of the policy is equal to the premium paid by us, and the employees have a remaining interest in the cash value. If an employee dies while the collateral assignment is in place, we have a right to receive a portion of the death benefit equal to the amount of the premiums previously paid by us, with any excess payable to designated beneficiaries of the employee. Under the agreements, the employee is provided with life insurance protection under a universal life insurance product, which we refer to as the policy. The collateral assignment will terminate on the first to occur of the following events:

•	total cessation of our business;

•	our bankruptcy, receivership or dissolution;

•	surrender or cancellation of the policy by the employee;

•	employee entering into competition (as defined by the agreements) with us or an affiliated employer;

•	the delivery by the employee of a written notice terminating the agreement;

•	death of the employee;

•	termination of the employee’s employment with us for cause (as defined by the agreements); or

•	as of the date the employee turns 65 or 75, as defined.

Upon the occurrence of any of these events other than death of an employee, the employee has an option to tender an amount equal to the amount of the premiums paid by us under the agreements, and upon receipt of the repayment we will release the assignment of the policy by the employee. Messrs. Snyder, Shah, English and Stanley are parties to the agreements.

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

Employment Agreement

We entered into an employment agreement with Mr. Snyder, which provided for his employment until July 2003. In July 2003, Mr. Snyder’s agreement automatically extended through July 2004 and will continue to automatically extend for successive additional 12-month periods after July 2003 until notice by either us or Mr. Snyder. Mr. Snyder receives an annual base salary of $500,000, subject to merit increases as determined by the Board of Directors, plus annual performance bonuses as determined by the Board of Directors. The agreement provides that Mr. Snyder may not engage in any business competitive with us while employed by us and for a period of one year thereafter. In July 2004, Mr. Snyder’s agreement automatically extended through July 2005.

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

Director Compensation

Mr. Sperlich received $309,184 in director’s fees during 2004 for services related to special projects (in connection with acquisitions and strategic alliances) undertaken by him at the direction of the Board of Directors in their capacity as Directors. Mr. Sperlich’s directors fees above include a fee of $1,200 for each Board of Directors meeting attended and a fee of $1,000 for each meeting of a committee of the Board of Directors attended.

During 2004, Mr. Billig, Mr. Schultz and Mr. Gerrity each received an annual fee of $40,000, and each received a fee of $1,200 for each Board of Directors meeting attended and a fee of $1,000 for each meeting of a committee of the Board of Directors attended. Total directors fees to Mr. Billig, Mr. Schultz and Mr. Gerrity in 2004 were $42,200, $43,600 and $51,000, respectively.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Effective September 30, 2004, our stockholders formed a new holding company, Remy Worldwide Holdings, Inc. (“RWH”), to own all of the outstanding stock of Remy International, Inc. Our stockholders exchanged all of their stock for identical shares in RWH with the same number and class of shares and percentage ownership of RWH and the same relative rights and preferences in the equity value of RWH, as they previously held in us. As a result, we are now a wholly owned subsidiary of RWH and our stockholders became stockholders of RWH. We will continue to be the issuer of our outstanding notes and the reporting company with the Securities and Exchange Commission.

In conjunction with the formation of the new holding company, all of the outstanding shares of our Series A Preferred Stock were cancelled. The cancellation is reflected in the condensed consolidated balance sheet as a reclassification of the Preferred Stock to Paid-in Capital, which increased stockholders’ equity by $334,336 and was the amount attributable to the outstanding Series A Preferred Stock as of September 30, 2004. Since our Preferred Stock was cancelled, the accretion of Preferred Stock dividends will no longer be reflected in our financial statements, effective October 1, 2004. Although our Series A Preferred Stock was cancelled, our former stockholders now hold preferred stock in RWH that continues to accrete at 12.0%. RWH has no assets or operations other than its 100% ownership of us.

The Certificate of Incorporation of RWH provides that it may issue 3,500,000 shares of preferred stock, all of which has been designated as 12% Series A Accreting Preferred Stock. As of December 31, 2004, 2,237,257.23 shares of preferred stock were outstanding. The preferred stock has a stated value of $100 per share and is entitled to receive dividends when, as and if declared by the Board of Directors in such amounts as the Board of Directors may determine at the time of declaration, provided that the aggregate amount of dividends per share do not exceed the compounded annual rate of 12% of the stated value per share from the date of original issue. The vote of a majority of the outstanding shares of the preferred stock is required to authorize or issue any other class or series of stock entitled to a preference prior to the preferred stock or to amend the Certificate of Incorporation if the amendment would adversely affect the relative rights and preferences of the holders of the preferred stock. The vote of not less than 75% of the outstanding shares of the preferred stock is required to amend the Certificate of Incorporation if the amendment changes the maximum dividend amount or accreting amount payable on the preferred stock. Except as described above or as otherwise required by law, the preferred stock is not entitled to vote.

The Certificate of Incorporation of RWH provides that it may issue 12,001,000 shares of common stock, divided into three classes consisting of 1,000 shares of Class A Common Stock, 6,000,000 shares of Class B Common Stock, and 6,000,000 shares of Class C Common Stock. As of the date hereof, 1,000 shares of Class A Common Stock, 2,485,337.48 shares of Class B Common Stock and 16,687 shares of Class C Common Stock were issued and outstanding.

The stockholders of RWH entered into Amendment No. 3 to the Securities Transfer, Recapitalization and Holders Agreement, which we refer to as the securities holders agreement, with RWH, the Company and the stockholders signatory thereto. The securities holders’ agreement is attached hereto as Exhibit 10.8 and the terms of the securities holders’ agreement are incorporated herein by reference. According to the securities holders’ agreement, so long as Court Square and its permitted transferees owns at least 5% of the common stock outstanding, Court Square has the right to designate observers to attend meetings of RWH’s Board of Directors. The securities holders’ agreement contains provisions, which, with certain exceptions, restrict the ability of RWH’s stockholders to transfer any of the common stock or preferred stock. If holders of at least 50% of RWH’s common stock approve the sale of the business, each of RWH’s stockholders has agreed to consent to the sale and, if the sale includes the sale of stock, each of RWH’s stockholders has agreed to sell all of such stockholder’s common stock on the terms and conditions approved by holders of a majority of the common stock then outstanding. Subject to some limitations, certain of RWH’s shareholders may not sell any of their shares of common stock without offering our other stockholders a pro rata opportunity to participate in such sale.

The securities holders agreement also provides for certain additional restrictions on transfer of shares by RWH’s stockholders, including the right to repurchase certain shares from those stockholders employed by RWH or its affiliates, upon termination of such person’s employment prior to 2006 at a formula price, and the grant of a right of first refusal in favor of RWH in the event such person elects to transfer its shares of common stock.

RWH’s stockholders also entered into Amendment No. 3 to the Preferred Stockholders Agreement, which we refer to as the preferred stockholders agreement, containing certain additional agreements among RWH’s stockholders regarding its preferred stock. Subject to some limitations, certain of RWH’s shareholders may not sell any of their shares of preferred stock without offering RWH’s stockholders a pro rata opportunity to participate in such sale. If holders of at least 50% of the common stock approve the sale of the business, each of RWH’s stockholders has agreed to consent to the sale and, if the sale includes the sale of stock, each of RWH’s stockholders has agreed to sell all of such stockholder’s preferred stock on the terms and conditions approved by holders of a majority of RWH’s common stock then outstanding. The preferred stockholders agreement is attached hereto as Exhibit 10.21 and the terms of the preferred stockholders agreement are incorporated herein by reference.

The following table sets forth the ownership of RWH as of March 15, 2005 and the number and percentage of shares of each class of common stock and preferred stock beneficially owned by (i) each person or group that is known to us to be the beneficial owner of more than 5% of each class of Capital stock, (ii) each of our directors and named executive officers and (iii) all of our directors and executive officers as a group.

	Number and Percent of Shares
	Preferred Stock		Class A Stock(1)		Class B Stock(1)		Class C Stock
	Number	Percent	Number	Percent	Number	Percent	Number	Percent
Citicorp Venture Capital(2) Equity Partners, L.P. 399 Park Avenue New York, New York 10043	1,620,406.51	72.43%	—	—	1,735,711.17	69.84%	16,687.00	100%

Harney Investment Trust c/o Berkshire Hathaway Inc. 1440 Kiewit Plaza Omaha, Nebraska 68131	460,404.96	20.58%	—	—	498,098.94	20.04%	—	—

Court Square Capital Limited(3) 399 Park Avenue New York, New York 10043	—	—	1,000	100%	—	—	—	—

Harold K. Sperlich	—	—	—	—	—	—	—	—

Thomas J. Snyder(4)	9,174.56	0.41%	—	—	51,425.69	2.07%	—	—

Rajesh K. Shah	—	—	—	—	—	—	—	—

Roderick English	2,618.84	0.12%	—	—	14,833.25	0.60%	—	—

Richard L. Keister	1,585.09	0.07%	—	—	4,314.86	0.17%	—	—

Patrick C. Mobouck	327.36	0.01%	—	—	13,354.16	0.54%	—	—

Richard Stanley	5,728.72	0.26%	—	—	19,697.73	0.79%	—	—

E.H. Billig	—	—	—	—	—	—	—	—

Richard M. Cashin, Jr.	8,614.61	0.39%	—	—	9,319.90	0.37%	—	—

Alexander P. Coleman	—	—	—	—	—	—	—	—

Michael A. Delaney	—	—	—	—	—	—	—	—

James R. Gerrity(5)	4,307.30	0.19%	—	—	2,559.94	0.10%	—	—

Robert J. Schultz	—	—	—	—	—	—	—	—

John P. Civantos	—	—	—	—	—	—	—	—

All directors and executive officers as a group	32,356.48	1.45%	—	—	115,505.53	4.65%	—	—

(1)	The original holders of the voting Class A Common Stock are entitled to a number of votes equal to 51% of the total number of votes entitled to be cast by the holders collectively owning all of the Class A Common Stock and the Class B Common Stock. The holders of Class B Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Except as required by law, the holders of Class C Common Stock have no voting rights. The Class A Common is convertible into an equal number of shares of Class B Common Stock, the Class B Common Stock is convertible into an equal number of shares of Class C Common Stock and the Class C Common Stock is convertible into an equal number of shares of Class B Common Stock.
(2)	Citicorp Venture Capital Equity Partners, L.P., which we refer to as CVC Equity Partners, is a Delaware limited partnership managed by CVC Management LLC, a Delaware limited liability company. Citicorp Partners LLC, a Delaware limited liability company, which we refer to as Citicorp Partners, is the general manager of CVC Equity Partners. Citicorp Partners is owned 35% by Citigroup Venture Capital GP Holdings Ltd., a Delaware limited partnership, which we refer to as CVC GP, and 65% by certain investment professionals employed by Citigroup Inc., a Delaware corporation, which we refer to as Citigroup. Court Square owns all of the outstanding equity interests of CVC GP.
(3)	Court Square is a Delaware corporation principally engaged in the business of making leveraged acquisitions. Court Square is owned by Citicorp Banking Corporation, a Delaware corporation, which we refer to as Citicorp Banking. Citicorp, a Delaware corporation, owns all of the outstanding capital stock of Citicorp Banking. Citigroup Holdings Company, a Delaware corporation, owns all of the outstanding common stock of Citicorp. Citigroup owns all the outstanding common stock of Citigroup Holdings Company.
(4)	Includes 1,292.19 shares of preferred stock and 14,397.98 shares of Class B Common Stock held by Daisy Farm Limited Partnership of which Mr. Snyder is the general partner.
(5)	Includes 2,093.95 shares of Class B Common Stock and 3,876.57 shares of preferred stock and 465.99 shares of Class B Common Stock and 430.73 shares of preferred stock held by The James R. Gerrity Living Trust and The Susan Gerrity Living Trust, respectively.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Independent Auditor’s Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for the years ended December 31, 2004 and December 31, 2003, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2004	2003
Audit Fees	$1,879,237	$1,694,497
Audit-Related Fees	294,497	287,605
Tax Fees	809,456	710,534
All Other Fees	36,219	158,571

Audit Fees: Fees incurred for professional services rendered by Ernst & Young LLP for auditing our annual financial statements, including Form 10-K, statutory audits of subsidiaries, and reviewing the quarterly financial statements included in our filings on Form 10-Q, and other services normally provided by Ernst & Young in connection with statutory and regulatory filings.

Audit-Related Fees: Fees incurred for professional services rendered by Ernst & Young LLP primarily for acquisitions, dispositions and for auditing our employee pension and benefit plans.

Tax Fees: Fees incurred for professional services rendered by Ernst & Young LLP in connection with global tax planning, the review of the federal and state income tax returns and other compliance filings.

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

All of the audit-related, tax and other services provided by Ernst & Young LLP in fiscal year 2004 (described in the footnotes to the table above) and related fees were approved in advance by the Audit Committee.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents have been filed as a part of this report or, where noted, incorporated by reference:

1.	Financial Statements

The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

2.	Financial Statement Schedules

Financial statement schedules have not been filed because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits

See Item 15(b) below.

(b)	Exhibits

(1)	2.1	Agreement and Plan of Merger dated as of February 7, 2001 by and among Court Square, DRI Acquisition LLC and the Company

(2)	2.2	Amendment No. 1 to Agreement and Plan of Merger

(17)	3.1	Second Amended and Restated Certificate of Incorporation

(2)	3.2	By-laws of the Company

(7)	4.1	Indenture governing 8 5/8% Senior Notes Due 2007 among the Company, the Subsidiary Guarantors named therein and United States Trust Company of New York, as trustee, dated December 22, 1997

(13)	4.2	Indenture governing 11% Senior Subordinated Notes Due 2009 among the Company, the Subsidiary Guarantors named therein and First Union National Bank, as trustee, dated April 26, 2001.

(19)	4.3	Indenture governing Floating Rate Notes among the Company, the Subsidiary Guarantors named therein and Deutsche Bank National Trust Company, as trustee, dated April 23, 2004.

(19)	4.4	Indenture governing 9 3/8% Senior Subordinated Notes among the Company, the Subsidiary Guarantors named therein and Deutsche Bank National Trust Company, as trustee, dated April 23, 2004.

(21)	4.5	Indenture governing 9 3/8% Senior Subordinated Notes due 2012, dated as of April 23, 2004 by and among the Company, the Subsidiary Guarantors named therein, and Deutsche Bank Company.

(21)	4.6	Form of 9 3/8% Senior Subordinated Notes due 2012 (included in Exhibit 4.5).

(21)	4.7	Indenture governing Second-Priority Senior Secured Floating Rate Notes due 2009, dated as of April 23, 2004 by and among the Company, the Subsidiary Guarantors named therein, and Deutsche Bank Company.

(21)	4.8	Form of Second-Priority Senior Secured Floating Rate Notes due 2009 (included in Exhibit 4.7).

(21)	4.9	Registration Rights Agreement, dated as of April 23, 2004 by and among the Company, the Subsidiary Guarantors named therein, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., and Wachovia Capital Markets, LLC.

(6)*	10.1	Light Duty Starter Motor Supply Agreement, dated July 31, 1994, by and between Delco Remy America, Inc. (“DRA”) and GM.

(6)	10.2	Heavy Duty Component Supply Agreement, dated July 31, 1994, by and between DRA and GM

(6)	10.3	Distribution and Supply Agreement, dated July 31, 1994, by and between DRA and GM

(3)	10.4	Trademark License, dated July 31, 1994, by and among DRA, the Company and GM

(3)	10.5	Tradename License Agreement, dated July 31, 1994, by and among DRA, the Company and GM

(3)	10.6	Partnership Agreement of Delco Remy Mexico S. de R.L. de C.V., dated April 17, 1997

(4)	10.7	Joint Venture Agreement by and between Remy Korea Holdings, Inc. and S.C. Kim

(2)	10.8	Securities Transfer, Recapitalization and Holders Agreement dated March 14, 2001 by and among the Company, DRI Acquisition Corporation, Court Square Capital Limited, World Equity Partners, L.P., DRI Group LLC and the Continuing Investors named therein

(2)	10.9	Registration Rights Agreement for Common Stock dated March 14, 2001 by and among the Company, Court Square Capital Limited, World Equity Partners, L.P., DRI Group LLC and the Continuing Investors named therein

(5)	10.10	Employment Agreement, dated July 31, 1994, by and between the Company and Thomas J. Snyder

(16)	10.11	Amended and Restated Loan and Security Agreement by and among Delco Remy International, Inc. and certain Subsidiaries of the Company named therein as Borrowers, Congress Financial Corporation (Central), as Administrative Agent and US Collateral Agent, Wachovia Bank, National Association as Documentation Agent and the Financial Institutions named therein dated October 3, 2003.

(4)	10.15	Lease by and between ANDRA L.L.C. and DRA, dated February 9, 1995

(4)	10.16	Lease by and between Eagle I L.L.C. and DRA, dated August 11, 1995

(8)	10.20	Starter Motor Pricing Agreement, dated March 17, 1999, by and between DRA and GM.

(2)	10.21	Preferred Stockholders Agreement dated March 14, 2001 by and among Court Square Capital Limited, World Equity Partners, L.P., DRI Group LLC and the Continuing Investors named therein

(2)	10.22	Stock Purchase Warrant dated March 14, 2001 issued by the Company to World Equity Partners, L.P.

(9)	10.23	Letter Agreement by and between the Company and Thomas J. Snyder, dated as of February 6, 2001

(10)	10.24	Form of Letter Agreement by and between the Company and each of J. Timothy Gargaro, Joseph P. Felicelli, Richard L. Stanley, Susan E. Goldy, Roderick English and Patrick Mobouck, each dated as of February 6, 2001

(11)	10.25	Amendment Number Two to the Delco Remy International, Inc. Supplemental Executive Retirement Plan, dated as of February 6, 2001

(12)	10.26	Form of Amendment Number Two to the Collateral Assignment Split—Dollar Insurance Agreement by and between the Company and each of Thomas J. Snyder, J. Timothy Gargaro, Joseph P. Felicelli, Richard L. Stanley, Susan E. Goldy and Roderick English

(14)	10.27	Amendment No. 1 to the Securities Transfer, Recapitalization and Holders Agreement, dated June 27, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein and Berkshire Hathaway Inc.

(14)	10.28	Amendment No. 1 to the Registration Rights Agreement, dated June 27, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein and Berkshire Hathaway Inc.

(14)	10.29	Amendment No. 1 to the Preferred Stockholders Agreement, dated June 27, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein and Berkshire Hathaway Inc.

(15)	10.30	Amendment No. 2 to the Securities Transfer, Recapitalization and Holders Agreement, dated November 29, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein, Berkshire Hathaway Inc. and Dresdner Kleinwort Capital Partners 2001 LP

(15)	10.31	Amendment No. 2 to the Registration Rights Agreement, dated November 29, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein, Berkshire Hathaway Inc. and Dresdner Kleinwort Capital Partners 2001 LP

(15)	10.32	Amendment No. 2 to the Preferred Stockholders Agreement, dated November 29, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein, Berkshire Hathaway Inc. and Dresdner Kleinwort Capital Partners 2001 LP

(18)	10.33	Letter Agreement dated March 18, 2002 by and between the Company and Rajesh K. Shah

(18)	10.34	Separation Agreement and Release dated March 18, 2002 by and between the Company and Rajesh K. Shah

(18)	10.35	Advisory Agreement dated December 10, 2002 by and among the Company, certain of the Company’s subsidiaries and CVC Management LLC

(18)	10.36	Side Letter Agreement dated December 10, 2002 by and among the Company, certain of the Company’s subsidiaries and CVC Management LLC

(20)	10.37	Second Amended and Restated Loan and Security Agreement, dated as of April 23, 2004 by and among the Company, certain subsidiaries named therein, Congress Financial Corporation (Central), and certain financial institutions named therein

(21)	10.38	Limited Waiver and Amendment No. 1 to Second Amended and Restated Loan and Security Agreement and the Other Financing Agreements dated September 1, 2004

	21	Subsidiaries of the Registrant

	31.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*		Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(1)		Incorporated by reference to Exhibit (a)(8) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

(2)		Incorporated by reference to the Exhibit of the same number to the Company’s Form 10-K for the transition period from August 1, 2000 to December 31, 2000 filed by the Company on March 30, 2001

(3)		Incorporated by reference to the Exhibit of the same number to the Registration Statement on Form S-1 previously filed by the Company on October 10, 1997, registering the issuance of the Company’s Class A Common Stock, par value $.01 per share (the “Equity Registration Statement”)

(4)		Incorporated by reference to the Exhibit of the same number to Amendment No. 1 to the Equity Registration Statement which was filed by the Company on October 22, 1997
(5)		Incorporated by reference to the Exhibit of the same number to Amendment No. 2 to the Equity Registration Statement which was filed by the Company on November 21, 1997

(6)	Incorporated by reference to the Exhibit of the same number to Amendment No. 3 to the Equity Registration Statement which was filed by the Company on November 26, 1997

(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended January 31, 1998

(8)	Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended July 31, 1999

(9)	Incorporated by reference to Exhibit (e)(4) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

(10)	Incorporated by reference to Exhibit (e)(5) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

(11)	Incorporated by reference to Exhibit (e)(6) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

(12)	Incorporated by reference to Exhibit (e)(7) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

(13)	Incorporated by reference to the Exhibit of the same number to the Registration Statement on Form S-4 previously filed by the Company on July 20, 2001

(14)	Incorporated by reference to the Exhibit of the same number to Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company on July 31, 2001

(15)	Incorporated by reference to the Exhibit of the same number to the Company’s Form 10-K for the year ended December 31, 2001

(16)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 8, 2003

(17)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003

(18)	Incorporated by reference to the Exhibit of the same number to the Company’s Form 10-K for the year ended December 31, 2002

(19)	Incorporated by reference to Exhibits 4.4 and 4.5 of the Registration Statement on Form S-4 filed by the Company on April 23, 2004.

(20)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 4.4, 4.5 and 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2004.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMY INTERNATIONAL, INC.

By:	/S/ Thomas J. Snyder
Thomas J. Snyder President, Chief Executive Officer and Director

Dated: March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/S/ Harold K. Sperlich Harold K. Sperlich Chairman of the Board	By:	/S/ Thomas J. Snyder Thomas J. Snyder President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/S/ Rajesh K. Shah Rajesh K. Shah Executive Vice President and Chief Financial Officer (Principal Financial Officer)	By:	/S/ Amitabh Rai Amitabh Rai Vice President and Corporate Controller (Principal Accounting Officer)

By:	/S/ E.H. Billig E.H. Billig Vice Chairman of the Board of Directors		Date: March 29, 2005

By:	/S/ Richard M. Cashin, Jr. Richard M. Cashin, Jr. Director

By:	/S/ Alexander P. Coleman Alexander P. Coleman Director

By:	/S/ Michael A. Delaney Michael A. Delaney Director

By:	/S/ James R. Gerrity James R. Gerrity Director

By:	/S/ Robert J. Schultz Robert J. Schultz Director

By:	/S/ John P. Civantos John P. Civantos Director

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