Form 10-Q
period 2005-03-31
REMY INTERNATIONAL, INC.
filed 2005-05-16
CIK 1046859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Outstanding as of May 1, 2005
Common Stock – Class B	2,503,024.48

Remy International, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Remy International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

IN THOUSANDS, At	March 31, 2005	December 31, 2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$23,085	$62,545
Trade accounts receivable, net	176,097	154,333
Other receivables	22,219	19,097
Inventories	284,041	217,912
Assets of discontinued operations	296	356
Other current assets	10,274	11,214

Total current assets	516,012	465,457

Property, plant and equipment	355,305	329,637
Less accumulated depreciation	195,015	192,344

Property, plant and equipment, net	160,290	137,293

Deferred financing costs, net	14,257	14,842
Goodwill, net	168,245	106,400
Investments in joint ventures	5,790	5,706
Other assets	38,079	26,060

Total assets	$902,673	$755,758

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$206,483	$170,776
Accrued interest	19,515	8,210
Accrued restructuring	11,553	6,451
Liabilities of discontinued operations	2,525	2,799
Deferred income taxes	2,611	3,065
Other liabilities and accrued expenses	116,499	84,157
Current maturities of long-term debt	28,539	22,890

Total current liabilities	387,725	298,348

Long-term debt, net of current portion	629,856	610,330
Post-retirement benefits other than pensions	16,537	16,302
Accrued pension benefits	13,831	13,511
Accrued restructuring	3,158	4,407
Other non-current liabilities	50,283	4,962
Commitments and contingencies
Minority interest	10,985	10,498

Stockholders’ deficit:
Common stock:
Class B shares	3	3
Paid-in capital	334,336	334,336
Retained deficit	(534,033)	(531,136)
Accumulated other comprehensive loss	(10,008)	(5,803)

Total stockholders’ deficit	(209,702)	(202,600)

Total liabilities and stockholders’ deficit	$902,673	$755,758

See notes to the condensed consolidated financial statements.

Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

IN THOUSANDS, For the three months ended March 31,	2005	2004
Net sales	$281,568	$269,028
Cost of goods sold	236,209	218,758

Gross profit	45,359	50,270

Selling, general and administrative expenses	31,257	26,914
Restructuring (credit) charge	(799)	813

Operating income	14,901	22,543

Interest expense	15,392	14,601

Income (loss) from continuing operations before income taxes, minority interest and loss from unconsolidated joint ventures	(491)	7,942

Income tax expense	1,350	1,240
Minority interest	1,093	548
Loss (income) from unconsolidated joint ventures	(83)	454

Net (loss) income from continuing operations	(2,851)	5,700

Discontinued operations:
Loss from discontinued operations, net of tax	(201)	(552)
Gain on disposal of discontinued operations, net of tax	155	108

Net loss from discontinued operations, net of tax	(46)	(444)

Net (loss) income	(2,897)	5,256

Accretion for redemption of preferred stock	—	8,552

Net loss attributable to common stockholders	$(2,897)	$(3,296)

See notes to the condensed consolidated financial statements.

Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

IN THOUSANDS, For the three months ended March 31,	2005	2004
Cash Flows from Operating Activities:
Net loss attributable to common stockholders	$(2,897)	$(3,296)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Discontinued operations	46	444
Depreciation and amortization	6,534	5,393
Non-cash interest expense	852	1,028
Accretion for redemption of preferred stock	—	8,552
Minority interest and loss from unconsolidated joint ventures	1,010	1,002
Deferred income taxes	(427)	2
Accrued pension and post-retirement benefits, net	555	325
Restructuring (credit) charge	(799)	813
Cash payments for restructuring charges	(509)	(6,409)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	(11,182)	(19,041)
Inventories	(11,816)	(15,481)
Accounts payable	17,944	15,479
Other current assets and liabilities	7,031	2,068
Other non-current assets and liabilities, net	(3,775)	984

Net cash provided by (used in) operating activities of continuing operations	2,567	(8,137)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(56,014)	—
Net proceeds on sale of businesses	156	108
Purchases of property, plant and equipment	(10,860)	(5,915)

Net cash used in investing activities of continuing operations	(66,718)	(5,807)

Cash Flows from Financing Activities:
Net borrowings under revolving line of credit and other	25,176	11,678
Distributions to minority interests	—	(1,010)

Net cash provided by financing activities of continuing operations	25,176	10,668

Effect of exchange rate changes on cash	(252)	244

Cash flows of discontinued operations	(233)	(1,050)

Net decrease in cash and cash equivalents	(39,460)	(4,082)
Cash and cash equivalents at beginning of year	62,545	21,207

Cash and cash equivalents at end of period	$23,085	$17,125

See notes to the condensed consolidated financial statements.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMOUNTS IN THOUSANDS, EXCEPT AS INDICATED

Quarters Ended March 31, 2005 and 2004

(Unaudited)

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Company reclassified operating results and cash flows in 2004 to reflect the classification of the Company’s transmission remanufacturing businesses, Williams Technologies, Inc. (“Williams”), JAX Reman, L.L.C. (“JAX”) and AutoMatic Transmission International A/S (“AMT”), as discontinued operations.

Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2004.

2. Additional Balance Sheet Information

Inventories

The components of inventory were as follows:

	March 31, 2005	December 31, 2004
Raw material	$141,639	$116,807
Work-in-process	6,785	7,577
Finished goods	135,617	93,528

Total	$284,041	$217,912

Warranty

The Company provides an allowance for the estimated future cost of product warranties and other defective product returns based on management’s estimate of product failure rates and customer eligibility. If these factors differ from management’s estimates, revisions to the estimated warranty liability may be required. The specific terms and conditions of the warranties vary depending upon the customer and the product sold. The Company’s warranty liability is reflected in “Other liabilities and accrued expenses” in the accompanying condensed consolidated balance sheet. Changes to the Company’s warranty liability, excluding discontinued operations, are summarized as follows:

	Quarter Ended March 31, 2005	Year Ended December 31, 2004
Balance at beginning of period	$17,633	$20,471
Provision for warranty	10,575	39,665
Payments and charges against the accrual	(10,571)	(42,503)
Other (including acquisitions)	4,767	—

Balance at end of period	$22,404	$17,633

3. Acquisitions

On March 18, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of Unit Parts Company (“UPC”). UPC is a major supplier to the automotive aftermarket for new and remanufactured starters and alternators, offering custom branding, packaging and logistics solutions as well as complete engineering and support services. The purchase price consisted of approximately $55,300 in cash and the assumption of approximately $69,200 in liabilities (including a preliminary estimate of $5,300 in exit costs). Additionally, the purchase agreement contains a contingent earn out to be paid over a four-year period if incremental financial performance objectives above the current performance of the combined electrical aftermarket business are attained. Contingent consideration earned and paid will increase the purchase price and result in additional goodwill. The Company funded this acquisition with cash on hand and borrowings available under its existing revolving credit facility.

Liabilities assumed include customer obligations related to several customer contracts acquired through the acquisition. These liabilities are reflected in “Other liabilities and accrued expenses” in the accompanying condensed consolidated balance sheet. These contracts designate the Company as the exclusive supplier to the respective customer and require the Company to issue credit memos to each respective customer over several years. The following table summarizes the net present value, as of March 31, 2005, of future payments due over the next five years under the customer obligation contracts:

2005	$14,887
2006	13,719
2007	8,312
2008	6,596
2009	6,243
Thereafter	11,380

Total	$61,137

In connection with this acquisition the Company entered into Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement, more fully described in Note 7.

UPC’s results of operations are included in the Company’s statement of operations beginning March 18, 2005. The Company recorded approximately $5,000 in incremental revenue and approximately $300 in incremental operating income during the quarter ended March 31, 2005. The purchase price allocation has not been finalized. The preliminary purchase price allocation is summarized as follows:

Current assets	$65,548
Intangible assets and goodwill	68,885
Other assets	23,070

Total assets	$157,503

Total liabilities	$102,225

Cash paid	$55,278

The Company made no acquisitions during the three months ended March 31, 2004.

4. Accounts Receivable Programs

The Company participates in two programs that accelerate the collection of accounts receivable. Under one program, the Company sells the accounts of certain of its aftermarket customers to a bank, on a non-recourse basis, at a discount. At March 31, 2005 and 2004, the amount of receivables under this program was approximately $32,200 and $35,800, respectively. The second program is an early pay plan under which a third party acts as paying agent for one of the Company’s customers. The accounts are paid, at a discounted rate, in five to seven days after shipment instead of the regular terms. This program is also without recourse. The amount covered by this plan at March 31, 2005 and 2004 was approximately $10,100 and $13,600, respectively.

5. Discontinued Operations

Selected financial information for discontinued operations for the three months ended March 31 is as follows:

	2005	2004
Net sales	$625	$24,170
Interest expense	3	1,601
Loss before tax	(201)	(355)
Income tax expense	—	197

Net loss	$(201)	$(552)

6. Restructuring Charges

The Company’s restructuring activities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) and the Emerging Issues Task Force (“EITF”) Issue 95-03, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-03”).

Continuing Operations

In the first quarter of 2005, the Company completed plans for the closure of a manufacturing facility in Europe. This action will result in a workforce reduction of sixteen employees.

The net restructuring credit of $799 in the first quarter of 2005 consisted of a $1,066 credit for the reversal of accrued maintenance expenses reflecting the Company’s utilization of a previously idled Anderson, Indiana facility and the renegotiation of other maintenance agreements. In addition, charges totaling $267 were recorded relative to the closure of operations in Anderson, Indiana in 2003 and the consolidation of operations in Europe.

The following table summarizes the activity in the restructuring accrual of continuing operations in the first quarter of 2005:

	Termination Benefits		Exit/ Impairment Costs	Total
Reserve at December 31, 2004	$5,285		$5,573	$10,858
Provision	182		(1,066)	(884	)(b)
Payments	(289)		(221)	(510)
Other	5,254	(a)	(7)	5,247

Reserve at March 31, 2005	$10,432		$4,279	$14,711

(a)	Includes a preliminary estimate of $5,250 for exit costs established in connection with the acquisition of UPC.
(b)	Excludes a charge of $85 for the write-down of fixed assets.

Discontinued Operations

The restructuring charges, payments and liabilities relative to discontinued operations are classified as discontinued operations in the Company’s condensed consolidated financial statements.

The following table summarizes the activity in the restructuring accrual of discontinued operations in the first quarter of 2005 which relates to exit/impairment costs:

	Termination Benefits	Exit/ Impairment Costs	Total
Reserve at December 31, 2004	$—	$294	$294
Provision	—	—	—
Payments	—	(79)	(79)
Other	—	—	—

Reserve at March 31, 2005	$—	$215	$215

7. Long-Term Debt

In March 2005 the Company entered into Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement (“Amendment”) to reflect, among other matters, the acquisition of substantially all of the assets and the assumption of certain liabilities of UPC. Additionally, the Amendment increases the maximum draw available (subject to a borrowing base calculation) under the asset based Senior Credit Facility from $120,000 to $145,000, eliminates the Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Fixed Charge covenants from the facility and extends the maturity of the facility to June 30, 2008 with provisions for annual extensions thereafter.

8. Employee Benefit Plans

The components of expense for the plans as of March 31 are as follows:

	Pension Benefits		Post-Retirement Health Care and Life Insurance Plans
Components of expense	2005	2004	2005	2004
Service costs	$499	$471	$90	$118
Interest costs	631	624	268	269
Expected return on plan assets	(482)	(448)	—	—
Amortization of prior service cost	56	24	—	—
Recognized net actuarial loss	101	97	17	36
Curtailments	—	—	—	—

Net periodic pension cost	$805	$768	$375	$423

Cash Flows

The Company contributed $775 in the first quarter of 2005 and plans to contribute between $3.9 and $5.0 million to its pension plans for all of 2005. The post-retirement health care plan is funded as benefits are paid.

9. Income Taxes

Income tax expense of $1,350 in the first quarter of 2005 consisted of provision for U.S. federal alternative minimum tax of $27, domestic state and local taxes of $134 and taxes in various foreign jurisdictions of $1,189. Income tax expense of $1,240 in the first quarter of 2004 consisted of provisions for domestic state and local taxes of $6 and taxes in various foreign jurisdictions of $1,234. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company established a valuation allowance for domestic U.S. deferred tax assets in 2003, which resulted in no U.S. ordinary tax provision on first quarter 2005 domestic loss. Accordingly, the Company has recorded a valuation allowance related to the domestic net operating loss generated in the three months ended March 31, 2005.

10. Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency instruments and minimum pension liability adjustments. The before tax income (loss), related income tax effect and accumulated balance for the first quarter of 2005 are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains on Derivative Instruments	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Loss
Balances at December 31, 2004	$1,964	$439	$(8,206)	$(5,803)
Before tax income (loss)	(4,300)	101	—	(4,199)
Income tax effect	—	6	—	6

Other comprehensive income (loss)	(4,300)	95	—	(4,205)

Balances at March 31, 2005	$(2,336)	$534	$(8,206)	$(10,008)

The Company’s total comprehensive income (loss) was as follows:

Three months ended March 31, 2005	$(7,102)
Three months ended March 31, 2004	$7,841

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

UAW Litigation

On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”) and its Local Union 662 filed suit against the Company and Remy, Inc. (“RI”), in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits plan (“SUB plan”). The plaintiffs allege that the SUB plan provides supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20,000 for employees who were terminated as a result of the closure of RI’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also seek to enforce terminated provisions of a health care program, which the plaintiffs allege provides the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify RI’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003 to which the Company filed an answer on July 24, 2003. The trial was previously expected to begin in January 2005, however, that date was continued and has been reset for October 10, 2005. The Company denies the material allegations of the complaint, denies any wrongdoing and intends to defend itself vigorously, but is unable to predict whether the proceedings will have a material adverse effect on the Company.

Prison Labor Matter

In January 2004, a class action on behalf of all prisoners who worked in a South Carolina Department of Corrections (“SCDC”) Services Training Program at Lieber Correctional Institute was brought against the SCDC and our former subsidiary Williams Technologies, Inc. (“Williams”), which was sold to Caterpillar, Inc., in September 2004. The Plaintiffs claim that (a) they should have been paid industry prevailing wage under a South Carolina prison industries authorization statute, (b) the SCDC and Williams violated the Payment of Wages Act and (c) the SCDC and Williams committed a tort under the South Carolina Tort Claims Act. Under the terms of the sale, the Company retained liability and responsibility for this claim. The Circuit Court for Dorchester County granted summary judgment to the Company on April 21, 2005, and decertified the Plaintiff class. Plaintiff’s time to appeal or ask for reconsideration has not yet run. The Company continues to deny the material allegations of the complaint and any wrongdoing and intends to defend itself vigorously. However, at this time, the Company is unable to predict whether the proceedings will have a material adverse effect on the Company.

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

12. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

The Company conducts a significant portion of its business through its subsidiaries. The Company’s 8 5/8% Senior Notes Due 2007, 11% Senior Subordinated Notes Due 2009, Second Priority Senior Floating Rate Notes, and the 9 3/8% Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by certain direct and indirect subsidiaries of the Company (the “Subsidiary Guarantors”). Certain of the Company’s subsidiaries do not guarantee the notes (the “Non-Guarantor Subsidiaries”). The claims of creditors of Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at March 31, 2005 and December 31, 2004 and for the three-month periods ended March 31, 2005 and 2004.

The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

The following table sets forth the Subsidiary Guarantors and direct Non-Guarantor Subsidiaries:

Subsidiary Guarantors	Non-Guarantor Subsidiaries
• Ballantrae Corporation	• AutoMatic Transmission International A/S

• Franklin Power Products, Inc.	• Central Precision Limited

• International Fuel Systems, Inc.	• Remy Automotive Germany GmbH

• M & M Knopf Auto Parts, L.L.C.	• Delco Remy International (Europe) GmbH, iL

• Marine Corporation of America	• Electro Diesel Rebuild BVBA

• Nabco, Inc.	• Electro-Rebuild Tunisia S.A.R.L.

• Power Investments, Inc.	• Magnum Power Products, L.L.C.

• Power Investments Marine, Inc.	• Publitech, Inc.

• Powrbilt Products, Inc.	• Remy Automotive Brasil Ltda.

• Reman Holdings, L.L.C.	• Remy Automotive Europe BVBA

• Remy Inc.	• Remy Automotive Mexico, S. de R.L. de C.V.

• Remy International Holdings, Inc.	• Remy Automotive Poland, Sp.zo.o.

• Remy Powertrain, L.P.	• Remy Automotive UK Limited

• Remy Reman, L.L.C.	• Remy Componentes S. de R. L. de C. V.

• Unit Parts Company	• Remy Automotive Hungary kft

• World Wide Automotive, L.L.C.	• Remy India Holdings, Inc.

• Remy Korea Holdings, Inc.

• Remy Remanufacturing de Mexico, S. de R.L. de C.V.

• World Wide Automotive Distributors, Inc.

• Remy Electricals Hubei Company Limited

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

(unaudited)

IN THOUSANDS, At March 31, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$273	$674	$22,138	$—		$23,085
Trade accounts receivable, net	—	132,584	43,513	—		176,097
Other receivables	1,589	4,568	16,062	—		22,219
Inventories	—	214,650	70,742	(1,351	)(c)	284,041
Assets of discontinued operations	—	—	296	—		296
Other currents assets	859	2,399	7,016	—		10,274

Total current assets	2,721	354,875	159,767	(1,351)		516,012

Property, plant and equipment	23,766	182,228	149,311	—		355,305
Less accumulated depreciation	20,099	115,892	59,024	—		195,015

Property, plant and equipment, net	3,667	66,336	90,287	—		160,290
Deferred financing costs, net	14,257	—	—	—		14,257
Goodwill, net	—	156,100	12,145	—		168,245
Investments in subsidiaries and joint ventures	503,294	—	—	(497,504	)(a)	5,790
Other assets	3,247	25,621	9,211	—		38,079

Total assets	$527,186	$602,932	$271,410	$(498,855)		$902,673

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$1,899	$142,050	$62,534	$—		$206,483
Intercompany accounts	69,194	(91,377)	22,784	(601	)(c)	—
Accrued interest	19,390	—	125	—		19,515
Accrued restructuring	—	11,224	329	—		11,553
Liabilities of discontinued operations	—	338	2,187	—		2,525
Deferred income taxes	—	(144)	2,755	—		2,611
Other liabilities and accrued expenses	9,404	93,798	13,297	—		116,499
Current maturities of long-term debt	—	1,571	26,968	—		28,539

Total current liabilities	99,887	157,460	130,979	(601)		387,725

Long-term debt, net of current portion	604,023	14,806	11,027	—		629,856
Post-retirement benefits other than pensions	16,246	—	291	—		16,537
Accrued pension benefits	13,540	—	291	—		13,831
Accrued restructuring	—	3,158	—	—		3,158
Other non-current liabilities	1,390	47,945	948	—		50,283
Minority interest	—	3,127	7,858	—		10,985

Stockholders’ (deficit) equity:
Common stock:
Class B Shares	3	—	—	—		3
Paid-in capital	334,336	—	—	—		334,336
Retained (deficit) earnings	(534,033)	49,592	3,060	(52,652	)(b)	(534,033)
Subsidiary investment	—	327,325	118,277	(445,602	)(a)	—
Accumulated other comprehensive loss	(8,206)	(481)	(1,321)	—		(10,008)

Total stockholders’ (deficit) equity	(207,900)	376,436	120,016	(498,254)		(209,702)

Total liabilities and stockholders’ (deficit) equity	$527,186	$602,932	$271,410	$(498,855)		$902,673

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

IN THOUSANDS, December 31, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$40,740	$689	$21,116	$—		$62,545
Trade accounts receivable, net	—	109,923	44,410	—		154,333
Other receivables	1,685	3,584	13,828	—		19,097
Inventories	—	149,338	69,925	(1,351	)(c)	217,912
Assets of discontinued operations	—	(7)	363	—		356
Other currents assets	1,700	1,919	7,595	—		11,214

Total current assets	44,125	265,446	157,237	(1,351)		465,457

Property, plant and equipment	2,610	181,525	145,502	—		329,637
Less accumulated depreciation	203	134,842	57,299	—		192,344

Property, plant and equipment, net	2,407	46,683	88,203	—		137,293
Deferred financing costs, net	14,842	—	—	—		14,842
Goodwill, net	(12)	94,255	12,157	—		106,400
Investment in subsidiaries and joint ventures	426,358	—	—	(420,652	)(a)	5,706
Other assets	4,531	12,456	9,073	—		26,060

Total assets	$492,251	$418,840	$266,670	$(422,003)		$755,758

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$1,583	$110,434	$58,759	$—		$170,776
Intercompany accounts	64,243	(92,507)	28,865	(601	)(c)	—
Accrued interest	8,105	—	105	—		8,210
Accrued restructuring	—	6,074	377	—		6,451
Liabilities of discontinued operations	—	436	2,363	—		2,799
Deferred income taxes	—	—	3,065	—		3,065
Other liabilities and accrued expenses	8,010	62,289	13,858	—		84,157
Current maturities of long-term debt	—	1,455	21,435	—		22,890

Total current liabilities	81,941	88,181	128,827	(601)		298,348

Long-term debt, net of current portion	583,857	15,249	11,224	—		610,330
Post-retirement benefits other than pensions	16,302	—	—	—		16,302
Accrued pension benefits	13,510	—	1	—		13,511
Accrued restructuring	—	4,407	—	—		4,407
Other non-current liabilities	1,561	2,370	1,031	—		4,962
Minority interest	—	2,055	8,443	—		10,498

Stockholders’ (deficit) equity:
Common stock:
Class B Shares	3	—	—	—		3
Paid-in-capital	334,336	—	—	—		334,336
Retained (deficit) earnings	(531,136)	37,002	(981)	(36,021	)(b)	(531,136)
Subsidiary investment	—	270,048	115,333	(385,381	)(a)	—
Accumulated other comprehensive loss	(8,123)	(472)	2,792	—		(5,803)

Total stockholders’ (deficit) equity	(204,920)	306,578	117,144	(421,402)		(202,600)

Total liabilities and stockholders’ (deficit) equity	$492,251	$418,840	$266,670	$(422,003)		$755,758

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(unaudited)

IN THOUSANDS, For the three months Ended March 31, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$259,301	$125,476	$(103,209	)(a)	$281,568
Cost of goods sold	(377)	226,592	113,203	(103,209	)(a)	236,209

Gross profit	377	32,709	12,273	—		45,359

Selling, general and administrative expenses	5,224	19,467	6,566	—		31,257
Restructuring charges	28	(976)	149	—		(799)

Operating (loss) income	(4,875)	14,218	5,558	—		14,901

Interest expense	14,392	579	421	—		15,392

Income (loss) from continuing operations before income taxes, minority interest and income from unconsolidated joint ventures	(19,267)	13,639	5,137	—		(491)

Income tax expense	261	167	922	—		1,350
Minority interest	—	1,071	22	—		1,093
Income from unconsolidated joint ventures	—	—	(83)	—		(83)
Equity in earnings of subsidiaries	(16,631)	—	—	16,631	(b)	—

Net (loss) income from continuing operations	(2,897)	12,401	4,276	(16,631)		(2,851)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	34	(235)	—		(201)
Gain on disposal of discontinued operations, net of tax	—	155	—	—		155

Income (loss) from discontinued operations, net of tax	—	189	(235)	—		(46)

Net (loss) income	(2,897)	12,590	4,041	(16,631)		(2,897)

Accretion for redemption of preferred stock	—	—	—	—		—

Net (loss) income attributable to common stockholders	$(2,897)	$12,590	$4,041	$(16,631)		$(2,897)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net loss of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(unaudited)

IN THOUSANDS, For the three months Ended March 31, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$251,906	$115,167	$(98,045	)(a)	$269,028
Cost of goods sold	—	211,766	105,037	(98,045	)(a)	218,758

Gross profit	—	40,140	10,130	—		50,270

Selling, general and administrative expenses	4,400	16,641	5,873	—		26,914
Restructuring charges	—	579	234	—		813

Operating (loss) income	(4,400)	22,920	4,023	—		22,543

Interest expense	13,315	631	655	—		14,601

Income (loss) from continuing operations before income taxes, minority interest and loss from unconsolidated joint ventures	(17,715)	22,289	3,368	—		7,942

Income tax expense	536	(470)	1,174	—		1,240
Minority interest	—	248	300	—		548
Loss from unconsolidated joint ventures	—	—	454	—		454
Equity in earnings of subsidiaries	(23,507)	—	—	23,507	(b)	—

Net income (loss) from continuing operations	5,256	22,511	1,440	(23,507)		5,700

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	168	(720)	—		(552)
Gain on disposal of discontinued operations, net of tax	—	108	—	—		108

Income (loss) from discontinued operations, net of tax	—	276	(720)	—		(444)

Net income (loss)	5,256	22,787	720	(23,507)		5,256

Accretion for redemption of preferred stock	8,552	—	—	—		8,552

Net (loss) income attributable to common stockholders	$(3,296)	$22,787	$720	$(23,507)		$(3,296)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net loss of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(unaudited)

IN THOUSANDS, For the three months Ended March 31, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(2,897)	$12,590	$4,041	$(16,631)	$(2,897)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Discontinued operations	—	(189)	235	—	46
Depreciation and amortization	500	2,792	3,242	—	6,534
Non-cash interest expense	852	—	—	—	852
Minority interest and loss from unconsolidated joint ventures, net	—	1,071	(61)	—	1,010
Equity in earnings of subsidiaries	(16,631)	—	—	16,631	—
Deferred income taxes	—	(144)	(283)	—	(427)
Post retirement benefits other than pensions and accrued pension benefits, net	(27)	—	582	—	555
Restructuring charges (credits)	28	(976)	149	—	(799)
Cash payments for restructuring charges	(28)	(379)	(102)	—	(509)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	—	(12,079)	897	—	(11,182)
Inventories	—	(11,000)	(816)	—	(11,816)
Accounts payable	315	13,854	3,775	—	17,944
Intercompany accounts	4,951	1,130	(6,081)	—	—
Other current assets and liabilities	14,355	(5,116)	(2,208)	—	7,031
Other non-current assets and liabilities, net	(5,441)	5,182	(3,516)	—	(3,775)

Net cash (used in) provided by operating activities of continuing operations	(4,023)	6,736	(146)	—	2,567

Cash Flows from Investing Activities:

Acquisitions, net of cash acquired	(56,014)	—	—	—	(56,014)

Net proceeds on sale of businesses	—	156	—	—	156

Purchases of property, plant and equipment	(596)	(6,403)	(3,861)	—	(10,860)

Net cash used in investing activities of continuing operations	(56,610)	(6,247)	(3,861)	—	(66,718)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving line of credit and other	20,166	(326)	5,336	—	25,176

Net cash provided by (used in) financing activities of continuing operations	20,166	(326)	5,336	—	25,176

Effect of exchange rate changes on cash	—	—	(252)	—	(252)
Cash flows of discontinued operation	—	(178)	(55)	—	(233)

Net (decrease) increase in cash and cash equivalents	(40,467)	(15)	1,022	—	(39,460)
Cash and cash equivalents at beginning of year	40,740	689	21,116	—	62,545

Cash and cash equivalents at end of period	$273	$674	$22,138	$—	$23,085

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(unaudited)

IN THOUSANDS, For the three months Ended March 31, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(3,296)	$22,787	$720	$(23,507	)(a)	$(3,296)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Discontinued operations	—	(276)	720	—		444
Depreciation and amortization	251	2,591	2,551	—		5,393
Non-cash interest expense	1,028	—	—	—		1,028
Accretion for redemption of preferred stock	8,552	—	—	—		8,552
Minority interest and loss from unconsolidated joint ventures, net	—	248	754	—		1,002
Equity in earnings of subsidiaries	(23,507)	—	—	23,507	(a)	—
Deferred income taxes	—	—	2	—		2
Post retirement benefits other than pensions and accrued pension benefits, net	325	—	—	—		325
Restructuring charges	—	579	234	—		813
Cash payments for restructuring charges	—	(6,171)	(238)	—		(6,409)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	—	(12,973)	(6,068)	—		(19,041)
Inventories	—	(19,742)	4,261	—		(15,481)
Accounts payable	(1,881)	38,513	(21,153)	—		15,479
Intercompany accounts	10,076	(45,585)	35,509	—		—
Other current assets and liabilities	8,349	(1,700)	(4,581)	—		2,068
Other non-current assets and liabilities, net	(14,138)	24,954	(9,832)	—		984

Net cash (used in) provided by operating activities of continuing operations	(14,241)	3,225	2,879	—		(8,137)

Cash Flows from Investing Activities:

Net proceeds on sale of business	—	108	—	—		108

Purchases of property, plant and equipment	(70)	(2,958)	(2,887)	—		(5,915)

Net cash used in investing activities of continuing operations	(70)	(2,850)	(2,887)	—		(5,807)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving line of credit and other	14,311	(274)	(2,359)	—		11,678
Distributions to minority interests	—	—	(1,010)	—		(1,010)

Net cash provided by (used in) financing activities of continuing operations	14,311	(274)	(3,369)	—		10,668

Effect of exchange rate changes on cash	—	—	244	—		244
Cash flows of discontinued operation	—	(277)	(773)	—		(1,050)

Net decrease in cash and cash equivalents	—	(176)	(3,906)	—		(4,082)
Cash and cash equivalents at beginning of year	1	249	20,957	—		21,207

Cash and cash equivalents at end of period	$1	$73	$17,051	$—		$17,125

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Item 2.	REMY INTERNATIONAL, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three month periods ended March 31, 2005 and 2004

Introduction

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004, including the financial statements and accompanying notes.

On March 18, 2005, we acquired substantially all of the assets and assumed certain liabilities of Unit Parts Company, which we refer to as UPC (see Note 3 to our financial statements in Item 1). The assets and liabilities of UPC are included in our condensed consolidated balance sheet at March 31, 2005. The operating results of UPC for the period March 18 through March 31, 2005 are included in our condensed consolidated statements of operations and cash flows for the quarter ended March 31, 2005 and are reflected in the Electrical aftermarket discussion of net sales and gross profit below. The operating results of UPC did not have a material effect on our results of operations and cash flows in the first quarter of 2005.

Results of operations and cash flows for 2005 and 2004 also reflect the classification of our remanufactured transmission business, retail gas engine business and contract remanufacturing gas engine business as discontinued operations.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Product Categories	2005	2004	Increase/ (Decrease)	%Change
Automotive OEM	$72.6	$78.9	$(6.3)	(8.0)%
Heavy duty OEM	51.1	43.1	8.0	18.6
Electrical aftermarket	107.6	110.7	(3.1)	(2.8)
Powertrain	34.7	22.9	11.8	51.5
Core services	15.6	13.4	2.2	16.4

Total Net Sales	$281.6	$269.0	$12.6	4.7%

Net Sales

Net sales to Automotive Original Equipment Manufacturers, which we refer to as OEMs, declined due primarily to lower customer demand as a result of reduced production levels, particularly in North America. Heavy-duty OEM sales increased due to strong demand from Class 5 – 8 truck customers. Year over year OEM sales were also favorably impacted by the weak U.S. dollar. Electrical aftermarket sales were down due to a continuation of the soft market conditions experienced in 2004 and the loss of a U.S. retail customer in mid 2004, partially offset by the inclusion of sales from UPC ($5.0 million). Powertrain sales increased due to higher diesel engine, parts and locomotive product volume. Third party sales in the core services business increased due to general market conditions.

Gross Profit

Gross profit of $45.4 million in the first quarter of 2005 declined $4.9 million, or 9.8%, compared with the first quarter of 2004, and as a percentage of net sales was 16.1% in 2005 compared with 18.7% in 2004. Automotive OEM gross profit declined $10.9 million due to lower sales volume, higher material and fuel costs, price reductions and costs associated with new alternator product lines. Heavy-duty OEM gross profit increased $5.5 million primarily due to higher sales volume, partially offset by higher material and fuel costs. Electrical aftermarket gross profit declined $1.9 million primarily due to the decrease in sales volume. Powertrain gross profit increased $2.6 million as a result of higher sales and continued cost improvements. Gross profit on core services decreased $0.2 million due to unfavorable product mix, largely offset by higher sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative, which we refer to as SG&A, expenses of $31.3 million in the first quarter of 2005 increased $4.3 million, or 16.1%, from $26.9 million in the first quarter of 2004. As a percentage of net sales, SG&A expenses were 11.1% in the first quarter of 2005 compared with 10.0% in the first quarter of 2004. The year over year increase in SG&A expenses reflects higher expenditures on product engineering, systems and marketing expenses, in part required to support future business including new hybrid technology and expansion in China.

Restructuring (Credit) Charge

A restructuring credit of $0.8 million in the first quarter of 2005 consisted of a $1.1 million credit for the reversal of accrued maintenance expenses reflecting our utilization of a previously idled Anderson, Indiana facility and the renegotiation of other maintenance agreements. Also, additional charges totaling $0.3 million were recorded relative to the closure of our starter and alternator manufacturing operations in Anderson, Indiana in 2003 and the consolidation of operations in Europe.

In the first quarter of 2004, we recorded a restructuring charge of $0.8 million relative to (i) the closure of our starter and alternator manufacturing operations in Anderson, Indiana; (ii) the closure of our electrical aftermarket remanufacturing and distribution facilities in Reed City, Michigan; (iii) the consolidation of our alternator and starter remanufacturing operations in Mississippi; (iv) the consolidation of certain operations in Europe; and (v) the closure and consolidation of certain manufacturing and distribution facilities at our operations in Mexico.

Operating Income

Operating income of $14.9 million in the first quarter of 2005 compares with operating income of $22.5 million in the first quarter of 2004 and reflects the net sales, gross profit, SG&A expense and restructuring charge factors discussed above.

Interest Expense

Interest expense of $15.4 million in the first quarter of 2005 increased $0.8 million from $14.6 million in the first quarter of 2004. This increase reflected $1.6 million of interest expense charged to continuing operations in 2005 that was charged to discontinued operations in 2004 and $2.0 million of interest on our Second Priority Senior Secured Floating Rate Notes issued in the second quarter of

2004, offset by a $1.9 million decrease in interest on our senior credit facility which was paid down in connection with the sale of Williams Technologies, Inc., which we refer to as Williams, and JAX Reman, L.L.C., which we refer to as JAX, in the third quarter of 2004 and a decrease in deferred amortization expense and other items totaling $0.9 million.

Income Taxes

Income tax expense of $1.4 million in the first quarter of 2005 consisted of provisions for U.S. federal alternative minimum tax of $0.02 million, domestic state and local taxes of $0.13 million and taxes in various foreign jurisdictions of $1.2 million. Income tax expense of $1.2 million in the first quarter of 2004 consisted primarily of taxes in various foreign jurisdictions. We established a valuation allowance for domestic U.S. deferred tax assets in 2003, which resulted in no domestic U.S. tax provision on first quarter 2005 domestic loss. Accordingly, we recorded a valuation allowance related to the domestic net operating loss generated in the three months ended March 31, 2005.

Minority Interest

Minority interest in income of subsidiaries of $1.1 million in the first quarter of 2005 consisted of minority shareholders’ interests in the earnings of our joint venture with International Truck and Engine Corporation and earnings of Hubei Delphi Automotive Generators Company, Ltd., which we refer to as Hubei. Minority interest in the first quarter of 2004 of $0.5 million included minority shareholders’ interests in the earnings of our joint venture with International Truck and Engine Corporation and earnings of Hubei and Remy Mexico, S. de R.L. de C.V., which we refer to as RM. We purchased the remaining minority shareholders’ interest in RM effective in the second quarter of 2004 after finalization of the Mexico arbitration.

Loss (Income) From Unconsolidated Joint Ventures

The income from unconsolidated joint ventures of $0.1 million in the first quarter of 2005 consisted of our share of income recorded by Sahney Paris Rhone Ltd., which we refer to as SPR. The loss from unconsolidated joint ventures of $0.5 million in the first quarter of 2004 consisted of our share of losses recorded by Hitachi Remy Automotive GmbH, which we refer to as Hitachi, and iPower Technologies, L.L.C., which we refer to as iPower, partially offset by income recorded by SPR. Our share of losses for Hitachi and iPower recorded in 2004 reduced the carrying value of these investments to zero. Accordingly, we discontinued recognition of losses related to these joint ventures effective in the fourth quarter of 2004. The business operations of iPower were assumed by our joint venture partner in 2004.

Discontinued Operations

The loss from discontinued operations of $0.2 million and $0.6 million in the first quarter of 2005 and 2004, respectively, consisted of losses recorded by our remanufactured transmission business in both years and, in 2004, expenses recorded by our contract and retail gas engine businesses. We recorded an additional gain of $0.2 million in 2005 and $0.1 million in 2004 relative to the sale of Tractech, Inc. and Kraftube, Inc. in 2003.

Liquidity and Capital Resources

Our short-term liquidity needs include required debt service (including capital lease payments), day-to-day operating expenses, working capital requirements, the funding of capital expenditures, acquisition payments (primarily related to machinery and equipment) for previously completed business acquisitions and restructuring actions. Long-term liquidity requirements consist primarily of principal payments of long-term debt and payments for contingent earn out arrangements relative to the acquisition of UPC. These contingent earn out payments are based on incremental financial performance objectives above the current performance of the combined electrical aftermarket business and are to be paid over a four-year period. The amount of contingent consideration, if any, is not currently determinable. Our contractual obligations are provided in the table under the section “Contractual Obligations, Contingent Liabilities and Commitments” appearing below. Our principal payments on long-term capital lease obligations are presented in Note 9 to our consolidated financial statements under Item 8 of our 2004 Form 10-K.

Our principal sources of cash to fund our short-term liquidity needs consist of cash generated by operations and borrowings under our senior credit facility. The senior credit facility is collateralized by liens on substantially all of our assets and substantially all of the assets of our domestic and certain of our foreign subsidiaries and by the capital stock of such subsidiaries. In connection with the acquisition of UPC on March 18, 2005, we entered into Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement, which we refer to as the Amendment. Among other matters, the Amendment increases the maximum draw available (subject to a borrowing base calculation) under our senior credit facility from $120.0 million to $145.0 million, eliminates the Earnings Before Interest, Taxes, Depreciation and Amortization, which we refer to as EBITDA, and Fixed Charge covenants from the facility and extends the maturity of the facility to June 30, 2008 with provisions for annual extensions thereafter. At March 31, 2005, the rate for the revolving credit facility was 4.85%, borrowings were $20.1 million, and letters of credit totaled $7.2 million. Based on the collateral supporting the senior credit facility at March 31, 2005, $117.7 million was available, net of letters of credit.

We participate in two programs that accelerate the collection of accounts receivable. Under one program, we sell the accounts of certain of our aftermarket customers to banks, on a non-recourse basis, at a discount. At March 31, 2005, the amount of receivables under this program was approximately $32.2 million. The second program is an early pay plan under which a third party acts as paying agent for one of our customers. The accounts are paid, at a discounted rate, in five to seven days after shipment instead of the regular terms. This program is also without recourse. The amount covered by this plan at March 31, 2005 was approximately $10.1 million.

We believe that cash generated from operations, together with the amounts available under the senior credit facility and other borrowings, will be adequate to meet our debt service, capital expenditure, prior acquisition payments, restructuring and working capital requirements for at least the next twelve months, although no assurance can be given in this regard. We also continue to explore additional financing options, both in the U.S. and abroad, in an effort to further enhance liquidity.

Cash provided by operating activities of continuing operations of $2.6 million in the first quarter of 2005 reflected a $2.0 million decrease in net working capital (consisting of accounts receivable, inventory, accounts payable and other current assets and liabilities) from year end 2004 and cash restructuring payments of $0.5 million. Accounts receivable increased $11.2 million in the first quarter of 2005 due primarily to stronger first quarter heavy duty OEM, diesel engine and locomotive shipments, partially offset by an increase in accelerated collections under the receivables programs discussed above. Inventories increased $11.8 million in the first quarter of 2005 due primarily to builds in support of anticipated higher Electrical Aftermarket sales in the second and third quarters. The $18.0 million increase in accounts payable reflected timing of vendor payments. The net decrease in other current assets and liabilities of $7.0 million primarily reflected timing of interest payments. Cash restructuring payments of $0.5 million in the first quarter of 2005 consisted of $0.3 million of employee termination benefits relative to the 2003, 2004 and 2005 restructuring actions and $0.2 million of other items. All other non-cash and reconciling items totaled $1.1 million.

Cash used in operating activities of continuing operations in the first quarter of 2004 of $8.1 million reflected a $17.0 million increase in net working capital from year end 2003 and cash restructuring payments of $6.4 million. Accounts receivable increased $19.0 million due primarily to strong first quarter shipments, partially offset by an increase in collections under the receivables programs. Inventories increased $15.5 million in the first quarter of 2004 due primarily to increases in support of anticipated higher future retail aftermarket and heavy-duty OEM sales. Accounts payable increased $15.5 million due primarily to higher productions levels and timing of vendor payments. Cash restructuring payments of $6.4 million consisted of $4.7 million and $1.1 million of employee termination benefits relative to the 2001 and 2003 restructuring actions, respectively, and $0.6 million of other items. All other non-cash and reconciling items totaled $15.3 million.

Cash used in investing activities of continuing operations of $66.7 million in the first quarter of 2005 compares with cash used of $5.8 million in the first quarter of 2004. Acquisition payments in the first quarter of 2005 consisted entirely of payments for the acquisition of UPC, including costs related thereto. Cash proceeds on the sale of Tractech and Kraftube of $0.2 million and $0.1 million were recorded in the first quarter of 2005 and 2004, respectively. Capital expenditures in both 2005 and 2004 were primarily for production, engineering and distribution equipment and include investments associated with the launch of new products and establishment of new technology centers.

Cash provided by financing activities of continuing operations of $25.2 million and $10.7 million in the first quarter of 2005 and 2004, respectively, consisted primarily of borrowings under our senior credit facility. Also during the first quarter of 2004, $1.0 million in cash dividends were paid to the minority shareholders of Hubei.

Contingencies

We are a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. For a description of certain of our legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements in Item 1 of Part I.

Contractual Obligations, Contingent Liabilities and Commitments

Our contractual obligations as of March 31, 2005 are provided in the following table (dollars in millions):

	Payments Due by Period
Contractual Obligations	Total	Balance of 2005		2006 - 2008	2009 - 2010	After 2010
Long-Term Debt (1)	$643	$19	(2)	$182	$292	$150
Customer Obligations(3)	68	21		29	11	7
Capital Lease Obligations	16	1		7	5	3
Pension Funding (4)	4	4		—	—	—
Other Post Retirement Benefits Funding	10	—		3	2	5
Operating Leases	61	8		27	13	13
Acquisition Payments (5)	6	4		2	—	—
Employee Termination Benefits	10	5		5	—	—
Other	5	1		3	—	1

Total Contractual Cash Obligations	$823	$63		$258	$323	$179

(1)	These amounts include indebtedness outstanding under our senior notes, senior subordinated notes, senior secured floating rate notes and other debt.
(2)	Includes $3 million related to foreign revolving credit agreements which will be renewed in 2005 with maturity dates of one year.
(3)	Reported at present value; $61 million relates to the UPC acquisition.
(4)	Amounts beyond 2005 are not currently estimable.
(5)	Payments in connection with the acquisition of Delphi Corporation’s light vehicle alternator business, including purchasing its machinery and equipment.

In addition to the contractual obligations disclosed above, we have a variety of other contractual agreements related to the procurement of materials and other commitments. With respect to these agreements, we are not subject to any contracts that commit us to significant non-cancelable commitments. With respect to agreements related to the procurement of inventory used in our manufacturing and remanufacturing processes, we had approximately $70 million to $80 million of open purchase orders at March 31, 2005.

Seasonality

Our business is seasonal, as our major OEM customers historically have one to two week shutdowns of operations during July and December. Our sales results in the third and fourth quarters reflect the effects of these shutdowns. Our working capital requirements also are affected by seasonality, as we build inventory for the summer sales months in the aftermarket. Typically our working capital requirements are highest from April through August and the change from the highest month to the lowest month (typically December) for accounts receivable, inventory and accounts payable has averaged approximately $40.0 million over the past three years, excluding UPC.

Foreign Operations

Approximately 26% of our net sales in the three months ending March 31, 2005 were derived from net sales made in foreign countries. We also have manufacturing and other operations located in certain foreign countries. Because of these foreign sales and operations, our business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, transportation and delivery risks, compliance with foreign laws and other economic and political uncertainties.

Forward-Looking Statements

From time to time, we make oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, which we refer to as the Act, or by the Securities and Exchange Commission, which we refer to as the SEC, in its rules, regulations and releases. We desire to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to our future performance contained in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2004, and in other filings with the SEC. Any statements set forth in writing or orally by us, other than statements of current or historical fact, may constitute forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will” and similar expressions. We caution readers that forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results and performance to differ materially from any future results or performance expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

•	uncertainty of future financial results;

•	acquisitions;

•	additional financing requirements;

•	development of new products and services;

•	the effect of competitive products or pricing;

•	costs and difficulties related to integrations of acquired businesses;

•	pending and future legal proceedings, including environmental regulatory matters;

•	reliance upon or loss of a major customer;

•	international operating and supply risks;

•	weather conditions, including their impact on demand for our aftermarket products;

•	raw material and energy costs, including the cost of steel and availability;

•	foreign exchange rate changes;

•	transportation and related fuel costs;

•	effectiveness of restructuring and cost saving initiatives;

•	labor relations;

•	the ability to obtain and maintain adequate prices for our products;

•	our substantial indebtedness and limitations under debt agreements;

•	costs for pension and post retirement benefit plans; and

•	the effect of economic conditions and other uncertainties, including the current conditions in the Light-Duty OEM Market.

Due to these uncertainties, we cannot assure readers that any forward-looking statements will prove to have been correct. Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that May Affect Future Results

We believe that results for the remainder of 2005 will continue to be negatively impacted by year over year softness in the North American car and truck market, pricing pressures, higher commodity and fuel costs, adverse currency fluctuations and investments in engineering and systems.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2005, there have been no material changes in our market risk exposure as described in Item 7A contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

(a)	The Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting it to material information required to be included in the Company’s periodic SEC reports.

(b)	In addition, the Company reviewed its internal controls, and, other than as described below, there have been no significant changes during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently implementing a global Enterprise Resource Planning system. In the quarter ended March 31, 2005 the Company began the implementation at its facilities in Mexico.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal actions in the normal course of our business, including those related to commercial transactions, product liability, safety, health, taxes, environmental and other matters.

UAW Litigation

On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”) and its Local Union 662 filed suit against the Company and Remy, Inc. (“RI”), in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits plan (“SUB plan”). The plaintiffs allege that the SUB plan provides supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20 million for employees who were terminated as a result of the closure of RI’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also seek to enforce terminated provisions of a health care program, which the plaintiffs allege provides the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify RI’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003 to which the Company filed an answer on July 24, 2003. The trial was previously expected to begin in January 2005, however, that date was continued and has been reset for October 10, 2005. The Company denies the material allegations of the complaint, denies any wrongdoing and intends to defend itself vigorously, but is unable to predict whether the proceedings will have a material adverse effect on the Company.

Prison Labor Matter

In January 2004, a class action on behalf of all prisoners who worked in a South Carolina Department of Corrections (“SCDC”) Services Training Program at Lieber Correctional Institute was brought against the SCDC and our former subsidiary Williams Technologies, Inc. (“Williams”), which was sold to Caterpillar, Inc., in September 2004. The Plaintiffs claim that (a) they should have been paid industry prevailing wage under a South Carolina prison industries authorization statute, (b) the SCDC and Williams violated the Payment of Wages Act and (c) the SCDC and Williams committed a tort under the South Carolina Tort Claims Act. Under the terms of the sale, the Company retained liability and responsibility for this claim. The Circuit Court for Dorchester County granted summary judgment to the Company on April 21, 2005, and decertified the Plaintiff class. Plaintiff’s time to appeal or ask for reconsideration has not yet run. The Company continues to deny the material allegations of the complaint and any wrongdoing and intends to defend itself vigorously. However, at this time, the Company is unable to predict whether the proceedings will have a material adverse effect on the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Asset Purchase Agreement, dated as of February 25, 2005, by and among the Company, UPC Acquisition Corporation, the Sellers Representative and each of the other signatories thereto.

10.2	Amendment No. 1 to the Asset Purchase Agreement, dated as of March 16, 2005, by and among the Company, UPC Acquisition Corporation and Jack Vollbrecht, as Sellers Representative.

10.3	Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement, dated as of March 16, 2005, by and among the Company, certain subsidiaries of the Company, Congress Financial Corporation (Central), as agent, and the financial institutions party thereto.

31.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMY INTERNATIONAL, INC.
(Registrant)

Date: May 16, 2005	By:	/s/ Rajesh K. Shah
Rajesh K. Shah
Executive Vice President and
Chief Financial Officer

Date: May 16, 2005	By:	/s/ Amitabh Rai
Amitabh Rai
Vice President and Corporate Controller
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Asset Purchase Agreement, dated as of February 25, 2005, by and among the Company, UPC Acquisition Corporation, the Sellers Representative and each of the other signatories thereto.

10.2	Amendment No. 1 to the Asset Purchase Agreement, dated as of March 16, 2005, by and among the Company, UPC Acquisition Corporation and Jack Vollbrecht, as Sellers Representative.

10.3	Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement, dated as of March 16, 2005, by and among the Company, certain subsidiaries of the Company, Congress Financial Corporation (Central), as agent, and the financial institutions party thereto.

31.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rajesh K. Shah, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.