Form 10-Q
period 2005-06-30
REMY INTERNATIONAL, INC.
filed 2005-08-08
CIK 1046859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Outstanding as of July 29, 2005
Common Stock – Class B	2,503,024.48

Remy International, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Remy International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

IN THOUSANDS, At	June 30, 2005	December 31, 2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$21,648	$62,545
Trade accounts receivable, net	187,053	154,333
Other receivables	17,017	19,097
Inventories	281,270	217,912
Assets of discontinued operations	18	356
Other current assets	6,718	11,214

Total current assets	513,724	465,457

Property, plant and equipment	361,155	329,637
Less accumulated depreciation	200,124	192,344

Property, plant and equipment, net	161,031	137,293

Deferred financing costs, net	13,398	14,842
Goodwill, net	169,071	106,400
Investments in joint ventures	5,838	5,706
Other assets	36,599	26,060

Total assets	$899,661	$755,758

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$188,178	$170,776
Accrued interest	8,449	8,210
Accrued restructuring	11,816	6,451
Liabilities of discontinued operations	1,281	2,799
Deferred income taxes	2,535	3,065
Other liabilities and accrued expenses	119,381	84,157
Current maturities of long-term debt	27,525	22,890

Total current liabilities	359,165	298,348

Long-term debt, net of current portion (Note 6)	680,220	610,330
Post-retirement benefits other than pensions	16,340	16,302
Accrued pension benefits	13,875	13,511
Accrued restructuring	3,006	4,407
Other non-current liabilities	48,291	4,962
Commitments and contingencies
Minority interest	12,491	10,498

Stockholders’ deficit:
Common stock:
Class B shares	3	3
Paid-in capital	334,336	334,336
Retained deficit	(555,420)	(531,136)
Accumulated other comprehensive loss	(12,646)	(5,803)

Total stockholders’ deficit	(233,727)	(202,600)

Total liabilities and stockholders’ deficit	$899,661	$755,758

See notes to the condensed consolidated financial statements.

Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months		Six Months
IN THOUSANDS, For the three & six months ended June 30,	2005	2004	2005	2004
Net sales	$312,341	$272,032	$593,909	$541,060
Cost of goods sold	281,831	217,739	518,040	436,497

Gross profit	30,510	54,293	75,869	104,563

Selling, general and administrative expenses	32,336	29,329	63,593	56,243
Restructuring charges	1,299	561	500	1,374

Operating (loss) income	(3,125)	24,403	11,776	46,946

Interest expense	17,495	15,569	32,887	30,170
Loss on early extinguishment of debt (Note 6)	—	7,939	—	7,939

Income (loss) from continuing operations before income taxes, minority interest and loss (income) from unconsolidated joint ventures	(20,620)	895	(21,111)	8,837

Income tax expense (benefit)	221	(156)	1,571	1,084
Minority interest	1,025	822	2,118	1,370
Loss (income) from unconsolidated joint ventures	(48)	314	(131)	768

Net (loss) income from continuing operations	(21,818)	(85)	(24,669)	5,615

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(93)	1,543	(294)	991
Gain on disposal of discontinued operations, net of tax	524	107	679	215

Net income from discontinued operations, net of tax	431	1,650	385	1,206

Net (loss) income	(21,387)	1,565	(24,284)	6,821

Accretion for redemption of preferred stock	—	9,356	—	17,908

Net loss attributable to common stockholders	$(21,387)	$(7,791)	$(24,284)	$(11,087)

See notes to the condensed consolidated financial statements.

Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

IN THOUSANDS, For the six months ended June 30,	2005	2004
Cash Flows from Operating Activities:
Net loss attributable to common stockholders	$(24,284)	$(11,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	(385)	(1,206)
Depreciation and amortization	14,519	11,272
Non-cash interest expense	2,510	2,263
Loss on early extinguishment of debt (Note 6)	—	7,939
Accretion for redemption of preferred stock	—	17,908
Minority interest and loss from unconsolidated joint ventures	1,987	2,138
Deferred income taxes	(526)	(2,545)
Accrued pension and post-retirement benefits, net	401	430
Restructuring charges	500	1,374
Cash payments for restructuring charges	(1,618)	(7,234)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	(22,138)	(19,129)
Inventories	(4,699)	(14,913)
Accounts payable	4,024	11,889
Other current assets and liabilities	3,194	(7,163)
Other non-current assets and liabilities, net	(11,441)	(2,263)

Net cash used in operating activities of continuing operations	(37,956)	(10,327)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(56,994)	(19,263)
Net proceeds on sale of businesses	503	216
Purchases of property, plant and equipment	(19,764)	(9,296)

Net cash used in investing activities of continuing operations	(76,255)	(28,343)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	275,000
Retirement of long-term debt	—	(200,000)
Net borrowings (repayments) under revolving line of credit and other	74,497	(23,241)
Financing costs	(325)	(11,491)
Distributions to minority interests	—	(1,010)

Net cash provided by financing activities of continuing operations	74,172	39,258

Effect of exchange rate changes on cash	(678)	193

Cash flows of discontinued operations	(180)	1,035

Net (decrease ) increase in cash and cash equivalents	(40,897)	1,816
Cash and cash equivalents at beginning of year	62,545	21,207

Cash and cash equivalents at end of period	$21,648	$23,023

See notes to the condensed consolidated financial statements.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMOUNTS IN THOUSANDS, EXCEPT AS INDICATED

For the three month and six month periods ended June 30, 2005 and 2004

(Unaudited)

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year’s presentation. The Company reclassified operating results and cash flows in 2004 to reflect the classification of the Company’s transmission remanufacturing businesses, Williams Technologies, Inc. (“Williams”), JAX Reman, L.L.C. (“JAX”) and AutoMatic Transmission International A/S (“AMT”), as discontinued operations. For more information on this matter refer to Note 4.

Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2004.

2. Additional Balance Sheet Information

Inventories

The components of inventory were as follows at:

	June 30, 2005	December 31, 2004
Raw material	$144,405	$116,807
Work-in-process	8,075	7,577
Finished goods	128,790	93,528

Total	$281,270	$217,912

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

	June 30, 2005	December 31, 2004
Balance at beginning of year	$17,633	$20,471
Provision and other	22,232	39,665
Payments and charges against the accrual	(22,928)	(42,503)
Other (including acquisitions)	4,533	—

Balance at end of period	$21,470	$17,633

3. Acquisitions

2005 Acquisition

On March 18, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of Unit Parts Company (“UPC”). UPC is a major supplier to the automotive aftermarket for new and remanufactured starters and alternators, offering custom branding, packaging and logistics solutions as well as complete engineering and support services. The purchase price consisted of approximately $55,300 in cash, including costs, and the assumption of approximately $69,500 in liabilities (including a preliminary estimate of $5,300 in exit costs). Additionally, the purchase agreement contains a contingent earn out to be paid over a four-year period if incremental financial performance objectives above the current performance of the combined electrical aftermarket business are attained. Contingent consideration earned and paid will increase the purchase price and result in additional goodwill. The Company funded this acquisition with cash on hand and borrowings available under its existing revolving credit facility.

Liabilities assumed include customer obligations related to several customer contracts acquired through the acquisition. These liabilities are reflected in “Other liabilities and accrued expenses” and “Other non-current liabilities” in the accompanying condensed consolidated balance sheet. These contracts designate the Company as the exclusive supplier to the respective customer and require the Company to issue credits to each respective customer over several years. The following table summarizes the net present value, as of June 30, 2005, of future payments due over the next five years under the customer obligation contracts:

2005	$8,987
2006	15,777
2007	9,832
2008	6,697
2009	7,074
Thereafter	14,901

Total	$63,268

In connection with this acquisition the Company entered into Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement, more fully described in Note 6.

UPC’s results of operations are included in the Company’s statement of operations beginning March 18, 2005. The purchase price allocation has not been finalized. The preliminary purchase price allocation is summarized as follows:

Current assets	$64,725
Intangible assets and goodwill	69,558
Other assets	22,595

Total assets	$156,878

Total liabilities	$101,600

Cash paid	$55,278

Other

In the second quarter of 2005, the Company made a final cash earn-out payment of approximately $400 relative to the 2000 acquisition of M&M Knopf Auto Parts, L.L.C. (“Knopf”).

2004 Acquisitions

In the second quarter of 2004, the Company made cash earn-out payments totaling $13,454 relative to the 2000 acquisition of Knopf. These payments were based on the achievement of certain earnings goals by Knopf during the period August 2000 to December 2003. In December 2003, $13,500 was accrued and recorded as an adjustment to the purchase price of Knopf, resulting in an increase in goodwill.

During the second quarter of 2004, the Company made a final cash payment of $4,786 on notes issued in 2002 in connection with the Company’s acquisition of the remaining shares from the minority shareholders of Remy Korea Limited, which was acquired in 1999.

The Company made cash payments totaling $1,023 during the second quarter of 2004 relative to the acquisition of Delphi Corporation’s (“Delphi”) light vehicle alternator business.

During the second quarter of 2004, in connection with settlement of the arbitration between certain of the Company’s affiliates and its former partner at its operations in Mexico, the Company accrued the purchase of the remaining shares of the Mexico joint venture from the minority shareholders. The purchase portion of the arbitration award, which was paid in July 2004, resulted in a $5,101 increase in goodwill.

4. Discontinued Operations

In the second quarter of 2005, the Company completed the sale of substantially all assets and the assignment of certain liabilities of its automatic transmission remanufacturing business, AutoMatic Transmission International A/S (“AMT”), based in Soborg, Denmark, for approximately $240 in cash. The estimated loss on disposal of $2,246 recorded in 2004 was reduced by $416 in the second quarter of 2005 as a result of the sale. The cash proceeds and loss on disposal are subject to future adjustment. This business was classified as a discontinued operation in the Company’s consolidated financial statements effective in the third quarter of 2004 upon completion of the plan of disposal.

Selected financial information for discontinued operations for the three months and six months ended June 30 is as follows:

	Three Months		Six Months
	2005	2004	2005	2004
Net sales	$348	$23,551	$973	$47,721
Interest expense	2	1,645	5	3,246
Income (loss) before tax	(93)	1,409	(294)	1,054
Income tax expense(benefit)	—	(134)	—	63

Net income (loss)	$(93)	$1,543	$(294)	$991

5. Restructuring Charges

The Company’s restructuring activities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) and Emerging Issues Task Force (“EITF”) Issue 95-03, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-03”).

Continuing Operations

In connection with the acquisition of UPC in the first quarter of 2005, the Company developed a plan for the consolidation and integration of the operations of UPC with the Company’s then existing electrical aftermarket remanufacturing operations. This plan included provisions for various voluntary and involuntary employee termination programs for both salary and hourly employees. A liability of $5,250, consisting entirely of employee termination benefits, was established in the opening balance sheet of UPC for the estimated cost of the plan. This estimate is subject to change as the plan is finalized. The Company currently estimates that payments, of which $18 were charged to the liability in the second quarter of 2005, will be made over the next eighteen to twenty-four months. Additional costs relative to this plan, the amount of which is not currently determinable, may be incurred in future periods. The Company plan to finalize exit plans at UPC not later than March 2006.

In the first quarter of 2005, the Company completed plans for the closure of a manufacturing facility in Europe. This action resulted in a workforce reduction of sixteen employees.

In the second quarter of 2005, the Company completed plans for the consolidation of certain of its electrical aftermarket remanufacturing operations in Michigan and a reduction in force subsequent to the ramp up of insourcing activities and continued implementation of lean manufacturing initiatives in its OE operations in Mexico. These actions will result in a workforce reduction totaling approximately sixty-five employees.

The net restructuring charge of $500 for the six months ended June 30, 2005 consisted of a $1,066 credit for the reversal of accrued maintenance expenses reflecting the Company’s utilization of a previously idled Anderson, Indiana facility and the renegotiation of other maintenance agreements. In addition, charges totaling $1,566 were recorded relative to the closure of operations in Anderson, Indiana in 2003 and the actions initiated in 2005 described above.

The following table summarizes the activity in the restructuring accrual of continuing operations, including the accrual established relative to the acquisition of UPC, for the six months ended June 30, 2005:

	Termination Benefits		Exit/ Impairment Costs	Total
Reserve at December 31, 2004	$5,285		$5,573	$10,858
Provision(credit)	1,328		(1,001)	327	(b)
Payments	(727)		(891)	(1,618)
Other	5,251	(a)	4	5,255

Reserve at June 30, 2005	$11,137		$3,685	$14,822

(a)	Includes a preliminary estimate of $5,250 for exit costs established in connection with the acquisition of UPC.
(b)	Excludes a charge of $173 for the write-down of fixed assets.

Discontinued Operations

The restructuring charges, payments and liabilities relative to discontinued operations are classified as discontinued operations in the Company’s condensed consolidated financial statements.

The following table summarizes the activity in the restructuring accrual of discontinued operations for the six months ended June 30, 2005:

	Termination Benefits	Exit/ Impairment Costs	Total
Reserve at December 31, 2004	$—	$294	$294
Provision	—	—	—
Payments	—	(182)	(182)
Other	—	(112)	(112)

Reserve at June 30, 2005	$—	$—	$—

6. Long-Term Debt

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

On April 23, 2004, the Company issued $125,000 principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Floating Rate Notes” ), bearing an interest rate of LIBOR plus 4.00%, and $150,000 principal amount of 9  3/8% Senior Subordinated Notes due 2012 (the “9  3/8% Senior Subordinated Notes”). The net proceeds from the issuance of these notes were used to pay down existing indebtedness under the Company’s Senior credit facilities, including repayment of the $60,000 term loan and relevant prepayment premium, and to finance the redemption of the Company’s outstanding 10  5/8% senior subordinated notes due 2006 issued on August 1, 1996, including the call premium and accrued interest. The 10  5/8% notes were called for redemption in their entirety on April 23, 2004 at a redemption price of 101.771% of their face amount plus accrued but unpaid interest up to, but not including, the redemption date of May 24, 2004.

In the second quarter of 2004, in connection with the above debt redemption, repayment and amendment, the Company recorded a loss on early extinguishment of debt of $7,939. This charge consisted of: (i) a call premium of $2,479 and the write off of deferred financing costs of $1,391 on redemption of the 10  5/8% Senior Subordinated Notes; (ii) a prepayment penalty of $1,800 and the write off of deferred financing costs of $743 on repayment of the term loan; and (iii) write off of deferred financing costs of $1,226 and an amendment fee of $300 on the amendment and pay down of the senior credit facility. Also during the second quarter of 2004, the Company recorded additional interest for the period between the call and redemption dates of $1,281 relative to redemption of the 10  5/8% Senior Subordinated Notes.

7. Employee Benefit Plans

The components of expense for the three-month and six-month periods ended June 30, 2005 and 2004 for the plans are as follows:

Pension Benefits

	Three Months		Six Months
	2005	2004	2005	2004
Components of expense
Service costs	$499	$471	$998	$942
Interest costs	631	583	1,262	1,165
Expected return on plan assets	(482)	(448)	(965)	(896)
Amortization of prior service cost	56	24	112	48
Recognized net actuarial loss	101	97	203	195
Curtailments	—	—	—	—

Net periodic pension cost	$805	$727	$1,610	$1,454

Post-Retirement Health Care and Life Insurance Plans

	Three Months		Six Months
	2005	2004	2005	2004
Components of expense
Service costs	$90	$118	$179	$236
Interest costs	268	294	537	588
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	17	36	33	71
Curtailments	—	—	—	—

Net periodic pension cost	$375	$448	$749	$895

Cash Flows

The Company contributed $1,807 in the first six months of 2005 and plans to contribute between $3.9 and $5.0 million to its pension plans for all of 2005. The post-retirement health care plan is funded as benefits are paid.

8. Income Taxes

Income tax expense on continuing operations of $1,571 for the six months ended June 30, 2005 consisted of provisions for domestic state and local taxes of $366 and taxes in various foreign jurisdictions of $1,205. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company established a valuation allowance for domestic U.S. deferred tax assets in 2003, which resulted in no domestic U.S. tax benefit on the Company’s 2005 domestic tax loss. Income tax expense on continuing operations of $1,084 for the six months ended June 30, 2004 consisted of provisions for domestic and state local taxes of $344 and in foreign jurisdictions of $740.

9. Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency instruments and minimum pension liability adjustments. The before tax income (loss), related income tax effect and accumulated balance for the first and second quarters of 2005 are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Currency Instruments	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Loss
Balances at December 31, 2004	$1,964	$439	$(8,206)	$(5,803)
Before tax (loss) income	(4,300)	101	—	(4,199)
Income tax effect	—	6	—	6

Other comprehensive (loss) income	(4,300)	95	—	(4,205)

Balances at March 31, 2005	(2,336)	534	(8,206)	(10,008)
Before tax loss	(2,477)	(270)	—	(2,747)
Income tax effect	—	(109)	—	(109)

Other comprehensive loss	(2,477)	(161)	—	(2,638)

Balances at June 30, 2005	$(4,813)	$373	$(8,206)	$(12,646)

The Company’s total comprehensive income (loss) was as follows:

Three months ended June 30, 2005	$(24,025)
Three months ended June 30, 2004	43
Six months ended June 30, 2005	(31,127)
Six months ended June 30, 2004	7,884

10. Commitments and Contingencies

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

Prison Labor Matter

In January 2004, a class action on behalf of all prisoners who worked in a South Carolina Department of Corrections (“SCDC”) Services Training Program at Lieber Correctional Institute was brought against the SCDC and our former subsidiary Williams Technologies, Inc. (“Williams”), which was sold to Caterpillar, Inc., in September 2004. The Plaintiffs claim that (a) they should have been paid industry prevailing wage under a South Carolina prison industries authorization statute, (b) the SCDC and Williams violated the Payment of Wages Act and (c) the SCDC and Williams committed a tort under the South Carolina Tort Claims Act. Under the terms of the sale, the Company retained liability and responsibility for this claim. The Circuit Court for Dorchester County granted summary judgment to the Company on April 21, 2005, and decertified the Plaintiff class. Plaintiffs filed a Notice of Appeal with the Court on May 24, 2005, and a due date for filling their Appeal Brief has not yet been set. The Company continues to deny the material allegations of the complaint and any wrongdoing and intends to defend itself vigorously. However, at this time, the Company is unable to predict whether the proceedings will have a material adverse effect on the Company.

Import/Export Matters

The Company continues to expand globally to take advantage of global economic conditions and related cost structures. The Company is subject to various duties and import/export taxes. The Company is in the process of reviewing its import/export processes in North America, Europe and parts of Asia to verify the appropriate import duty classification, value and duty rate, including import value added tax. As part of this review process the Company identified a potential exposure related to customs duties in the United States. On resolution of these interpretations, duties due from the Company will range from $0 to $12,200. The Company has accrued approximately $8,100 related to this issue.

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

Franklin Power Products Facility

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance (the “Order”) from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. has installed wastewater treatment equipment and is in compliance with the terms of the Order and has eliminated the discharge. In July 2004, the Company and Franklin Power Products, Inc. entered into an agreement with the U.S. Department of Justice on behalf of the EPA, which tolled the statute of limitations on the EPA’s potential claim for penalties. Since that time, the Company has been cooperating with the EPA by providing additional information and has entered into settlement negotiations with the EPA and the Department of Justice. On resolution of these negotiations, the amount due from the Company will range from $200 to $2,400. The accompanying condensed consolidated financial statements reflect an estimated liability of approximately $200 related to this issue.

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

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at June 30, 2005 and December 31, 2004 and for the three and six-month periods ended June 30, 2005 and 2004.

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

• Remy Korea Holdings, Inc.

• Remy Remanufacturing de Mexico, S. de R.L. de C.V.

• World Wide Automotive Distributors, Inc.

• Remy Electrical Hubei Company Limited

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

(Unaudited)

IN THOUSANDS, At June 30, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Assets:
Current assets:
Cash and cash equivalents	$1	$283	$21,364	$—		$21,648
Trade accounts receivable, net	—	143,056	43,997	—		187,053
Other receivables	542	4,038	12,437	—		17,017
Inventories	—	210,100	72,522	(1,352	)(c)	281,270
Assets of discontinued operations	—	—	18	—		18
Other currents assets	1,044	1,938	3,736	—		6,718

Total current assets	1,587	359,415	154,074	(1,352)		513,724

Property, plant and equipment	24,942	183,486	152,727	—		361,155
Less accumulated depreciation	20,383	119,169	60,572	—		200,124

Property, plant and equipment, net	4,559	64,317	92,155	—		161,031
Deferred financing costs, net	13,398	—	—	—		13,398
Goodwill, net	—	156,926	12,145	—		169,071
Investments in subsidiaries and joint ventures	505,220	—	—	(499,382	)(a)	5,838
Other assets	2,979	24,430	9,190	—		36,599

Total assets	$527,743	$605,088	$267,564	$(500,734)		$899,661

Liabilities and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$4,858	$130,470	$52,850	$—		$188,178
Intercompany accounts	51,723	(78,295)	27,173	(601	)(c)	—
Accrued interest	8,350	—	99	—		8,449
Accrued restructuring	—	10,652	1,164	—		11,816
Liabilities of discontinued operations	—	181	1,100	—		1,281
Deferred income taxes	—	(194)	2,729	—		2,535
Other liabilities and accrued expenses	4,164	94,642	20,575	—		119,381
Current maturities of long-term debt	73	1,719	25,733	—		27,525

Total current liabilities	69,168	159,175	131,423	(601)		359,165

Long-term debt, net of current portion (Note 6)	655,989	14,338	9,893	—		680,220
Post-retirement benefits other than pensions	16,332	—	8	—		16,340
Accrued pension benefits	13,313	—	562	—		13,875
Accrued restructuring	—	3,006	—	—		3,006
Other non-current liabilities	1,428	45,980	883	—		48,291
Minority interest	—	3,989	8,502	—		12,491
Stockholders’ (deficit) equity:
Common stock:
Class B Shares	3	—	—	—		3
Paid-in capital	334,336	—	—	—		334,336
Retained (deficit) earnings	(554,620)	51,739	(1,023)	(51,516	)(b)	(555,420)
Subsidiary investment	—	327,338	121,279	(448,617	)(a)	—
Accumulated other comprehensive loss	(8,206)	(477)	(3,963)	—		(12,646)

Total stockholders’ (deficit) equity	(228,487)	378,600	116,293	(500,133)		(233,727)

Total liabilities and stockholders’ (deficit) equity	$527,743	$605,088	$267,564	$(500,734)		$899,661

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

IN THOUSANDS, At December 31, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$40,740	$689	$21,116	$—		$62,545
Trade accounts receivable, net	—	109,923	44,410	—		154,333
Other receivables	1,685	3,584	13,828	—		19,097
Inventories	—	149,338	69,925	(1,351	)(c)	217,912
Assets of discontinued operations	—	(7)	363	—		356
Other currents assets	1,700	1,919	7,595	—		11,214

Total current assets	44,125	265,446	157,237	(1,351)		465,457

Property, plant and equipment	2,610	181,525	145,502	—		329,637
Less accumulated depreciation	203	134,842	57,299	—		192,344

Property, plant and equipment, net	2,407	46,683	88,203	—		137,293
Deferred financing costs, net	14,842	—	—	—		14,842
Goodwill, net	(12)	94,255	12,157	—		106,400
Investments in subsidiaries and joint ventures	426,358	—	—	(420,652	)(a)	5,706
Other assets	4,531	12,456	9,073	—		26,060

Total assets	$492,251	$418,840	$266,670	$(422,003)		$755,758

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$1,583	$110,434	$58,759	$—		$170,776
Intercompany accounts	64,243	(92,507)	28,865	(601	)(c)	—
Accrued interest	8,105	—	105	—		8,210
Accrued restructuring	—	6,074	377	—		6,451
Liabilities of discontinued operations	—	436	2,363	—		2,799
Deferred income taxes	—	—	3,065	—		3,065
Other liabilities and accrued expenses	8,010	62,289	13,858	—		84,157
Current maturities of long-term debt	—	1,455	21,435	—		22,890

Total current liabilities	81,941	88,181	128,827	(601)		298,348

Long-term debt, net of current portion (Note 6)	583,857	15,249	11,224	—		610,330
Post-retirement benefits other than pensions	16,302	—	—	—		16,302
Accrued pension benefits	13,510	—	1	—		13,511
Accrued restructuring	—	4,407	—	—		4,407
Other non-current liabilities	1,561	2,370	1,031	—		4,962
Minority interest	—	2,055	8,443	—		10,498

Stockholders’ (deficit) equity:
Common stock:
Class B Shares	3	—	—	—		3
Paid-in-capital	334,336	—	—	—		334,336
Retained (deficit) earnings	(531,136)	37,002	(981)	(36,021	)(b)	(531,136)
Subsidiary investment	—	270,048	115,333	(385,381	)(a)	—
Accumulated other comprehensive loss	(8,123)	(472)	2,792	—		(5,803)

Total stockholders’ (deficit) equity	(204,920)	306,578	117,144	(421,402)		(202,600)

Total liabilities and stockholders’ (deficit) equity	$492,251	$418,840	$266,670	$(422,003)		$755,758

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the three months ended June 30, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$283,634	$121,161	$(92,454	)(a)	$312,341
Cost of goods sold	—	256,191	118,094	(92,454	)(a)	281,831

Gross profit	—	27,443	3,067	—		30,510

Selling, general and administrative expenses	4,494	23,178	4,664	—		32,336
Restructuring charges	25	222	1,052	—		1,299

Operating (loss) income	(4,519)	4,043	(2,649)	—		(3,125)

Interest expense	15,590	1,467	438	—		17,495

Income (loss) from continuing operations before income taxes, minority interest, income from unconsolidated joint ventures	(20,109)	2,576	(3,087)	—		(20,620)

Income tax expense	(1,036)	51	1,206	—		221
Minority interest	—	862	163	—		1,025
Income from unconsolidated joint ventures	—	—	(48)	—		(48)
Equity in earnings of subsidiaries	2,314	—	—	(2,314	)(b)	—

Net (loss) income from continuing operations	(21,387)	1,663	(4,408)	2,314		(21,818)

Discontinued operations:
Loss from discontinued operations, net of tax	—	(1)	(92)	—		(93)
Gain on disposal of discontinued operations, net of tax	—	108	416	—		524

Net income from discontinued operations, net of tax	—	107	324	—		431

Net (loss) income	(21,387)	1,770	(4,084)	2,314		(21,387)

Accretion for redemption of preferred stock	—	—	—	—		—

Net (loss) income attributable to common stockholders	$(21,387)	$1,770	$(4,084)	$2,314		$(21,387)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the three months ended June 30, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$254,785	$110,779	$(93,532	)(a)	$272,032
Cost of goods sold	—	199,132	112,139	(93,532	)(a)	217,739

Gross profit (loss)	—	55,653	(1,360)	—		54,293

Selling, general and administrative expenses	5,436	17,972	5,921	—		29,329
Restructuring charges	—	494	67	—		561

Operating (loss) income	(5,436)	37,187	(7,348)	—		24,403
Interest expense	14,418	626	525	—		15,569
Loss on early extinguishment of debt (Note6)	7,939	—	—	—		7,939

Income (loss) from continuing operations before income taxes, minority interest, and loss from unconsolidated joint ventures	(27,793)	36,561	(7,873)	—		895

Income tax expense (benefit)	447	1,703	(2,306)	—		(156)
Minority interest	—	628	194	—		822
Loss from unconsolidated joint ventures	—	—	314	—		314
Equity in earnings of subsidiaries	(29,805)	—	—	29,805	(b)	—

Net income(loss) from continuing operations	1,565	34,230	(6,075)	(29,805)		(85)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	1889	(346)	—		1543
Gain on disposal of discontinued operations, net of tax	—	107	—	—		107

Income (loss) from discontinued operations, net of tax	—	1996	(346)	—		1650

Net income (loss)	1,565	36,226	(6,421)	(29,805)		1,565

Accretion for redemption of preferred stock	9,356	—	—	—		9,356

Net (loss) income attributable to common stockholders	$(7,791)	$36,226	$(6,421)	$(29,805)		$(7,791)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in earnings of subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the six months ended June 30, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$542,934	$246,637	$(195,662	)(a)	$593,909
Cost of goods sold	—	482,406	231,296	(195,662	)(a)	518,040

Gross profit	—	60,528	15,341	—		75,869

Selling, general and administrative expenses	9,718	42,645	11,230	—		63,593
Restructuring charges (credit)	53	(754)	1,201	—		500

Operating (loss) income	(9,771)	18,637	2,910	—		11,776

Interest expense	29,983	2,045	859	—		32,887

Income (loss) from continuing operations before income taxes, minority interest and income from unconsolidated joint ventures	(39,754)	16,592	2,051	—		(21,111)
Income tax expense	(775)	218	2,128	—		1,571
Minority interest	—	1,933	185	—		2,118
Income from unconsolidated joint ventures	—	—	(131)	—		(131)
Equity in earnings of subsidiaries	(14,695)	—	—	14,695	(b)	—

Net (loss) income from continuing operations	(24,284)	14,441	(131)	(14,695)		(24,669)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	33	(327)	—		(294)
Gain on disposal of discontinued operations, net of tax	—	263	416	—		679

Net income from discontinued operations, net of tax	—	296	89	—		385

Net (loss) income	(24,284)	14,737	(42)	(14,695)		(24,284)

Accretion for redemption of preferred stock	—	—	—	—		—

Net (loss) income attributable to common stockholders	$(24,284)	$14,737	$(42)	$(14,695)		$(24,284)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in earnings of subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the six months ended June 30, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$506,692	$225,946	$(191,578	)(a)	$541,060
Cost of goods sold	—	410,899	217,176	(191,578	)(a)	436,497

Gross profit	—	95,793	8,770	—		104,563

Selling, general and administrative expenses	9,839	34,610	11,794	—		56,243
Restructuring charges	—	1,073	301	—		1,374

Operating (loss) income	(9,839)	60,110	(3,325)	—		46,946
Interest expense	27,733	1,257	1,180			30,170
Loss on early extinguishment of debt (Note 6)	7,939	—	—	—		7,939

Income (loss) from continuing operations before income taxes, minority interest and loss from unconsolidated joint ventures	(45,511)	58,853	(4,505)	—		8,837

Income tax expense (benefit)	984	1,232	(1,132)	—		1,084
Minority interest	—	876	494	—		1,370
Loss from unconsolidated joint ventures	—	—	768	—		768
Equity in earnings of subsidiaries	(53,316)	—	—	53,316	(b)	—

Net income (loss) from continuing operations	6,821	56,745	(4,635)	(53,316)		5,615

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	2,056	(1,065)	—		991
Gain on disposal of discontinued operations, net of tax	—	215	—	—		215

Net income (loss) from discontinued operations, net of tax	—	2,271	(1,065)	—		1,206

Net income (loss)	6,821	59,016	(5,700)	(53,316)		6,821

Accretion for redemption of preferred stock	17,908	—	—	—		17,908

Net (loss) income attributable to common stockholders	$(11,087)	$59,016	$(5,700)	$(53,316)		$(11,087)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in earnings of subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(Unaudited)

IN THOUSANDS, For the six months ended June 30, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(24,284)	$14,737	$(42)	$(14,695	)(a)	$(24,284)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Discontinued operations	—	(296)	(89)	—		(385)
Depreciation and amortization	1,114	7,004	6,401	—		14,519
Non-cash interest expense	1,710	800	—	—		2,510
Minority interest and loss from unconsolidated joint ventures, net	—	1,933	54	—		1,987
Equity in earnings of subsidiaries	(14,695)	—	—	14,695	(a)	—
Deferred income taxes	—	(195)	(331)	—		(526)
Post retirement benefits other than pensions and accrued pension benefits, net	(168)	—	569	—		401
Restructuring charges (credit)	53	(754)	1,201	—		500
Cash payments for restructuring charges	(53)	(1,326)	(239)	—		(1,618)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	—	(22,551)	413	—		(22,138)
Inventories	—	(3,467)	(1,232)	—		(4,699)
Accounts payable	3,274	2,367	(1,617)	—		4,024
Intercompany accounts	(12,520)	14,212	(1,692)	—		—
Other current assets and liabilities	(495)	(2,604)	6,293	—		3,194
Other non-current assets and liabilities, net	(7,826)	2,504	(6,119)	—		(11,441)

Net cash (used in) provided by operating activities of continuing operations	(53,890)	12,364	3,570	—		(37,956)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(56,994)	—	—	—		(56,994)
Net proceeds on sale of businesses	—	263	240	—		503
Purchases of property, plant and equipment	(1,736)	(12,014)	(6,014)	—		(19,764)

Net cash used in investing activities of continuing operations	(58,730)	(11,751)	(5,774)	—		(76,255)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving line of credit and other	72,206	(647)	2,938	—		74,497
Financing costs	(325)	—	—	—		(325)

Net cash provided by (used in) financing activities of continuing operations	71,881	(647)	2,938	—		74,172

Effect of exchange rate changes on cash	—	—	(678)	—		(678)

Cash flows of discontinued operations	—	(372)	192	—		(180)

Net (decrease) increase in cash and cash equivalents	(40,739)	(406)	248	—		(40,897)
Cash and cash equivalents at beginning of year	40,740	689	21,116	—		62,545

Cash and cash equivalents at end of period	$1	$283	$21,364	$—		$21,648

(a)	Elimination of equity in earnings of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(Unaudited)

IN THOUSANDS, For the six months ended June 30, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(11,087)	$59,016	$(5,700)	$(53,316	)(a)	$(11,087)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Discontinued operations	—	(2,271)	1,065	—		(1,206)
Depreciation and amortization	507	5,566	5,199	—		11,272
Non-cash interest expense	2,263	—	—	—		2,263
Loss on early extinguishment of debt (Note 6)	7,939	—	—	—		7,939
Accretion for redemption of preferred stock	17,908	—	—	—		17,908
Minority interest and loss from unconsolidated joint ventures, net	—	875	1,263	—		2,138
Equity in earnings of subsidiaries	(53,316)	—	—	53,316	(a)	—
Deferred income taxes	2,131	973	(5,649)	—		(2,545)
Post retirement benefits other than pensions and accrued pension benefits, net	430	—	—	—		430
Restructuring charges	—	1,073	301	—		1,374
Cash payments for restructuring charges	—	(6,811)	(423)	—		(7,234)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	—	(14,493)	(4,636)	—		(19,129)
Inventories	—	(18,731)	3,818	—		(14,913)
Accounts payable	(385)	40,801	(28,527)	—		11,889
Intercompany accounts	(84,601)	20,450	64,151	—		—
Other current assets and liabilities	1,720	(4,817)	(4,066)	—		(7,163)
Other non-current assets and liabilities, net	71,777	(64,849)	(9,191)	—		(2,263)

Net cash (used in) provided by operating activities of continuing operations	(44,714)	16,782	17,605	—		(10,327)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(13,669)	(5,594)	—		(19,263)
Net proceeds on sale of businesses	—	216	—	—		216
Purchases of property, plant and equipment	(190)	(4,928)	(4,178)	—		(9,296)

Net cash used in investing activities of continuing operations	(190)	(18,381)	(9,772)	—		(28,343)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	275,000	—	—	—		275,000
Retirement of long-term debt	(200,000)	—	—	—		(200,000)
Net repayments under revolving line of credit and other	(18,605)	(557)	(4,079)	—		(23,241)
Financing costs	(11,491)	—	—	—		(11,491)
Distributions to minority interests	—	—	(1,010)	—		(1,010)

Net cash provided by (used in) financing activities of continuing operations	44,904	(557)	(5,089)	—		39,258

Effect of exchange rate changes on cash	—	—	193	—		193
Cash flows of discontinued operations	—	2,411	(1,376)	—		1,035

Net increase in cash and cash equivalents	—	255	1,561	—		1,816
Cash and cash equivalents at beginning of year	1	249	20,957	—		21,207

Cash and cash equivalents at end of period	$1	$504	$22,518	$—		$23,023

(a)	Elimination of equity in earnings of consolidated subsidiaries.

12. Subsequent Events

Restructuring Actions

In July 2005, the Company determined that it will restructure certain of its operations and expects to record a restructuring charge of approximately $4,000 in the second half of 2005 relative to these actions.

Item 2. REMY INTERNATIONAL, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 2005 and 2004

Introduction

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004, including the financial statements and accompanying notes.

On March 18, 2005, we acquired substantially all of the assets and assumed certain liabilities of Unit Parts Company, which we refer to as UPC (see Note 3 to our condensed consolidated financial statements in Item 1). The assets and liabilities of UPC are included in our condensed consolidated balance sheet at June 30, 2005. The operating results of UPC for the period March 18 through June 30, 2005 are included in our condensed consolidated statements of operations and cash flows for the periods ended June 30, 2005 and are reflected in the Electrical aftermarket discussion of net sales and gross profit below.

Results of operations and cash flows for 2005 and 2004 also reflect the classification of our remanufactured transmission, retail gas engine and contract remanufacturing gas engine businesses as discontinued operations.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Sales

Product Categories	2005	2004	Increase	% Change
Automotive OEM	$79.4	$77.6	$1.8	2.3%
Heavy duty OEM	50.2	46.0	4.2	9.1
Electrical aftermarket	130.6	109.9	20.7	18.8
Powertrain	36.9	23.8	13.1	55.0
Core services	15.2	14.7	0.5	3.4

Total Net Sales	$312.3	$272.0	$40.3	14.8%

Automotive OEM net sales increased marginally due primarily to the ramp up of the alternator business and the impact of new business awards received in 2004, largely offset by lower customer demand as a result of reduced production levels, particularly in North America. Heavy-duty OEM sales increased due to continued strong demand from Class 5 – 8 truck customers. Year over year sales were also favorably impacted by the weak U.S. dollar. Electrical aftermarket sales increased as a result of the acquisition of UPC near the end of the first quarter of 2005, partially offset by soft market conditions and the loss of a U.S. retail customer in mid 2004. Net sales of UPC for the three months ended June 30, 2004, which were not included in our consolidated net sales for this period, were approximately $32.7 million. Powertrain sales increased due to higher diesel engine, parts and locomotive product volume. Third party sales in the core services business increased marginally due to general market conditions.

Gross Profit

Gross profit of $30.5 million in the second quarter of 2005 declined $23.8 million, or 43.8%, compared with the second quarter of 2004, and as a percentage of net sales was 9.8% in 2005 compared with 20.0% in 2004. Automotive OEM gross profit declined $13.2 million due to lower customer demand, higher material and fuel costs, price reductions and adverse currency fluctuations, partially offset by the ramp up of the alternator business and the impact of new business awards received in 2004. Heavy-duty OEM gross profit declined $4.3 million due to higher material and fuel costs, partially offset by increased sales volume. OEM gross profit was also negatively impacted by launch costs associated with initial insourcing of components from Korean suppliers to our Mexican operations. Electrical aftermarket gross profit declined $7.1 million due to a charge of $6.0 million recorded in the second quarter of 2005 relative to a probable underpayment of US. duties on remanufactured starters and alternators imported into the U.S. in the years 2000 to 2004, start up and integration costs associated with the relocation of certain UPC assembly operations and lower sales volume (excluding the impact of the UPC acquisition). Powertrain gross profit increased $1.1 million as a result of higher sales. Gross profit on core services decreased $0.3 million due to unfavorable product mix, largely offset by higher sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative, which we refer to as SG&A, expenses of $32.3 million in the second quarter of 2005 increased $3.0 million, or 10.3%, from $29.3 million in the second quarter of 2004. As a percentage of net sales, SG&A expenses improved to 10.4% in the second quarter of 2005 compared with 10.8% in the second quarter of 2004. The year over year increase in SG&A expenses reflects the inclusion of the SG&A expenses of UPC and higher expenditures on product engineering, systems and marketing expenses, in part required to support future business including new hybrid technology and expansion in China, partially offset by lower incentive compensation expense.

Restructuring Charges

In the second quarter of 2005, we recorded a restructuring charge of $1.3 million relative to: (i) the 2003 closure of our starter and alternator manufacturing operations in Anderson, Indiana; (ii) the closure and consolidation of our electrical aftermarket remanufacturing and distribution facilities in Reed City, Michigan; (iii) the consolidation of certain operations in Europe; and (iv) a reduction in force subsequent to the ramp up of the insourcing activities mentioned above and continued implementation of lean manufacturing initiatives at our OE operations in Mexico. This charge consisted of employee termination benefits totaling $1.1 million and other costs of $0.2 million.

In the second quarter of 2004, we recorded a restructuring charge of $0.6 million relative to the above actions, excluding Mexico, and the consolidation of our alternator and starter remanufacturing operations in Mississippi, consisting of employee termination benefits of $0.2 million and other costs of $0.4 million.

Operating (Loss) Income

An operating loss of $3.1 million in the second quarter of 2005 compares with operating income of $24.4 million in the second quarter of 2004 and reflects the net sales, gross profit, SG&A expense and restructuring charge factors discussed above.

Interest Expense

Interest expense of $17.5 million in the second quarter of 2005 increased $1.9 million from $15.6 million in the second quarter of 2004. This increase reflected $1.6 million of interest expense charged to continuing operations in 2005 that was charged to discontinued operations in 2004, the impact of a full quarter of interest on our $125.0 million Second Priority Senior Secured Floating Rate Notes and $150.0 million Senior Subordinated Notes issued in the second quarter of 2004 of $1.0 million and $0.9 million, respectively, and imputed interest of $0.8 million associated with our customer obligation liabilities, primarily related to the acquisition of UPC, recorded in the second quarter of 2005. These items were partially offset by the retirement of our $140.0 million Senior Subordinated Notes in the second quarter of 2004 ($2.2 million of interest recorded in the second quarter of 2004, including $1.3 million incurred for the period between the call and redemption dates) and other items, net, of $0.2 million.

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

Income Taxes

Income tax expense of $0.2 million in the second quarter of 2005 consisted primarily of provisions for domestic state and local taxes. An income tax net credit of $0.2 million in the second quarter of 2004 consisted of provisions for domestic state and local taxes of $0.3 million and tax credits in various foreign jurisdictions totaling $0.5 million. We established a valuation allowance for domestic U.S. deferred tax assets in 2003 which resulted in no domestic U.S. tax provision on second quarter 2004 domestic income. For the second quarter 2005, we recorded a valuation allowance related to the domestic net operating losses generated in the three months ended June 30, 2005.

Minority Interest

Minority interest in income of subsidiaries of $1.0 million in the second quarter of 2005 and $0.8 million in the second quarter of 2004 consisted of minority shareholders’ interests in the earnings of our joint venture with International Truck and Engine Corporation and earnings of Hubei Delphi Automotive Generators Company, Ltd., which we refer to as Hubei.

Loss (Income) From Unconsolidated Joint Ventures

The income from unconsolidated joint ventures of $0.1 million in the second quarter of 2005 consisted of our share of income recorded by Sahney Paris Rhone Ltd., which we refer to as SPR. The loss from unconsolidated joint ventures of $0.3 million in the second quarter of 2004 consisted of our share of losses recorded by iPower Technologies, L.L.C., which we refer to as iPower, partially offset by income recorded by SPR. Our share of losses for iPower recorded in 2004 reduced the carrying value of this investment to zero. Accordingly, we discontinued recognition of losses related to this joint venture effective in the fourth quarter of 2004. The business operations of iPower were assumed by our joint venture partner in 2004.

Discontinued Operations

The loss from discontinued operations of $0.1 million in the second quarter of 2005 and income from discontinued operations of $1.5 million in the second quarter of 2004 consisted of operating results recorded by our remanufactured transmission and contract and retail gas engine businesses. In the second quarter of 2005, we completed the sale of our automatic transmission remanufacturing business, AutoMatic Transmission International A/S, which we refer to as AMT. The estimated loss on the sale of this business of $2.2 million recorded in 2004 was reduced by $0.4 million in the second quarter of 2005 as a result of the sale. We recorded an additional gain of $0.1 million in the second quarters of both 2005 and 2004 relative to the sale of Tractech, Inc. and Kraftube, Inc. in 2003.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net Sales

Product Categories	2005	2004	Increase/ (Decrease)	% Change
Automotive OEM	$152.1	$156.6	$(4.5)	(2.9)%
Heavy duty OEM	101.2	89.1	12.1	13.6
Electrical aftermarket	238.2	220.6	17.6	8.0
Powertrain	71.6	46.6	25.0	53.6
Core services	30.8	28.2	2.6	9.2

Total Net Sales	$593.9	$541.1	$52.8	9.8%

Automotive OEM net sales decreased due primarily to lower customer demand as a result of reduced production levels, particularly in North America, partially offset by the ramp up of the alternator business and the impact of new business awards received in 2004. Heavy-duty OEM sales increased due to strong demand from Class 5 – 8 truck customers. Year over year sales were also favorably impacted by the weak U.S. dollar. Electrical aftermarket sales increased as a result of the acquisition of UPC on March 18, 2005, partially offset by soft market conditions and the loss of a U.S. retail customer in mid 2004. Net sales of UPC for the six months ended June 30, 2004, which were not included in our consolidated net sales for this period, were approximately $65.5 million. Powertrain sales increased due to higher diesel engine, parts and locomotive product volume. Third party sales in the core services business increased due to general market conditions.

Gross Profit

Gross profit of $75.9 million in the first six months of 2005 declined $28.7 million, or 27.4%, compared with the first six months of 2004, and as a percentage of net sales was 12.8% in 2005 compared with 19.3% in 2004. Automotive OEM gross profit declined $23.7 million due to lower sales volume, higher material and fuel costs, price reductions and adverse currency fluctuations, partially offset by the ramp up of the alternator business and the impact of new business awards received in 2004. Heavy-duty OEM gross profit increased $0.8 million due to sales volume growth, largely offset by higher material and fuel costs. OEM gross profit was also negatively impacted by launch costs associated with initial insourcing of components from Korean suppliers to our Mexican operations during the second quarter of 2005. Electrical aftermarket gross profit declined $9.0 million due to a charge of $6.0 million recorded in the second quarter of 2005 relative to a probable underpayment of US. duties on remanufactured starters and alternators imported into the U.S. in the years 2000 to 2004, start up and integration costs associated with the relocation of certain UPC assembly operations and lower sales volume (excluding the impact of the UPC acquisition). Powertrain gross profit increased $3.7 million as a result of higher sales and cost improvements. Gross profit on core services decreased $0.5 million due to unfavorable product mix, largely offset by higher sales volume.

Selling, General and Administrative Expenses

SG&A expenses of $63.6 million in the first six months of 2005 increased $7.4 million, or 13.1%, from $56.2 million in the first six months of 2004. As a percentage of net sales, SG&A expenses were 10.7% in the first half of 2005 compared with 10.4% in the first half of 2004. The year over year increase in SG&A expenses reflects the inclusion of the SG&A expenses of UPC and higher expenditures on product engineering, systems and marketing expenses, in part required to support future business including new hybrid technology and expansion in China, partially offset by lower incentive compensation expense.

Restructuring Charges

In the first six months of 2005, we recorded a net restructuring charge of $0.5 million relative to: (i) the 2003 closure of our starter and alternator manufacturing operations in Anderson, Indiana; (ii) the closure and consolidation of our electrical aftermarket remanufacturing and distribution facilities in Reed City, Michigan; (iii) the consolidation of certain operations in Europe; (iv) a reduction in force subsequent to the ramp up of the insourcing activities mentioned above and continued implementation of lean manufacturing initiatives at our OE operations in Mexico; and (v) the consolidation of our alternator and starter remanufacturing operations in Mississippi. This net charge consisted of employee termination benefits totaling $1.3 million, other costs of $0.3 million and a $1.1 million credit for the reversal of accrued maintenance expenses reflecting our utilization of a previously idled Anderson, Indiana facility and the renegotiation of other maintenance agreements.

In the first six months of 2004, we recorded a restructuring charge of $1.4 million relative to the above actions, consisting of employee termination benefits of $0.6 million and other costs of $0.8 million.

Operating Income

Operating income of $11.8 million and $46.9 million in the first six months of 2005 and 2004, respectively, reflects the net sales, gross profit, SG&A expense and restructuring charge factors discussed above.

Interest Expense

Interest expense of $32.9 million in the first six months of 2005 increased $2.7 million from $30.2 million in the comparable period of 2004. This increase reflected $3.2 million of interest expense charged to continuing operations in 2005 that was charged to discontinued operations in 2004, the impact of interest on our $125.0 million Second Priority Senior Secured Floating Rate Notes and $150.0 million Senior Subordinated Notes issued in the second quarter of 2004 of $3.0 million and $4.4 million, respectively, and imputed interest of $0.8 million associated with our customer obligation liabilities, primarily related to the acquisition of UPC, recorded in the second quarter of 2005. These items were partially offset by the retirement of our $140.0 million Senior Subordinated Notes in the second quarter of 2004 ($5.9 million of interest recorded in the first half of 2004, including $1.3 million incurred for the period between the call and redemption dates) and other items, net, of $2.8 million.

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

Income Taxes

Income tax expense of $1.6 million in the first six months of 2005 consisted of provisions for domestic state and local taxes of $0.4 million and taxes in various foreign jurisdictions of $1.2 million. Income tax expense of $1.1 million in the first six months of 2004 consisted of provisions for domestic state and local taxes of $0.3 million and taxes in various foreign jurisdictions totaling $0.8 million. We established a valuation allowance for domestic U.S. deferred tax assets in 2003 which resulted in no domestic U.S. tax provision on the domestic income recorded in the first half of 2004. For the second quarter 2005, we recorded valuation allowances related to the domestic net operating loss generated in the six months ended June 30, 2005.

Minority Interest

Minority interest in income of subsidiaries of $2.1 million in the first six months of 2005 consisted of minority shareholders’ interests in the earnings of our joint venture with International Truck and Engine Corporation and earnings of Hubei. Minority interest in the first six months of 2004 of $1.4 million included minority shareholders’ interests in the earnings of our joint venture with International Truck and Engine Corporation and earnings of Hubei and Remy Mexico, S. de R.L. de C.V., which we refer to as RM. We purchased the remaining minority shareholders’ interest in RM effective in the second quarter of 2004 after finalization of the Mexico arbitration.

Loss (Income) From Unconsolidated Joint Ventures

The income from unconsolidated joint ventures of $0.1 million in the first six months of 2005 consisted of our share of income recorded by SPR. The loss from unconsolidated joint ventures of $0.8 million in the first six months of 2004 consisted of our share of losses recorded by Hitachi Remy automotive GmbH, which we refer to as Hitachi, and iPower, partially offset by income recorded by SPR. Our share of losses for Hitachi and iPower recorded in 2004 reduced the carrying value of these investments to zero. Accordingly, we discontinued recognition of losses related to these joint ventures effective in the fourth quarter of 2004. The business operations of iPower were assumed by our joint venture partner in 2004.

Discontinued Operations

The loss from discontinued operations of $0.3 million in the first six months of 2005 and income from discontinued operations of $1.0 million in the comparable period of 2004 consisted of operating results recorded by our remanufactured transmission and contract and retail gas engine businesses. In the second quarter of 2005, we completed the sale of our automatic transmission remanufacturing business, AMT. The estimated loss on the sale of this business of $2.2 million recorded in 2004 was reduced by $0.4 million in the second quarter of 2005 as a result of the sale. We recorded an additional gain of $0.3 million and $0.2 million in the first half of 2005 and 2004, respectively, relative to the sale of Tractech, Inc. and Kraftube, Inc. in 2003.

In 2005, the Company determined that it would reclassify the operating results of its Locomotive group from the Electrical Aftermarket category to the Powertrain category. This reclassification is based on the nature of the products and customers in the Locomotive group. For comparative purposes, the following management’s discussion and analysis of net sales and gross profit for the years ended December 31, 2004 and 2003 reflecting this reclassification and the reallocation of 2003 gross profit within the OEM product categories, is provided.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales

Product Categories	2004	2003	Increase/ (Decrease)	% Change
Automotive OEM	$305.9	$263.8	$42.1	16.0%
Heavy duty OEM	181.0	145.8	35.2	24.1
Electrical aftermarket	409.2	426.5	(17.3)	(4.1)
Powertrain	96.3	71.5	24.8	34.7
Core services	58.8	65.2	(6.4)	(9.8)

Total Net Sales	$1,051.2	$972.8	$78.4	8.1%

Automotive OEM sales increased due primarily to higher automotive volume, including new business awards, which were partially offset by customer price reductions. Heavy-duty OEM sales increased due to strong demand from Class 5 – 8 truck customers. OEM sales were also favorably impacted by currency exchange rates in Europe and Korea. Electrical aftermarket sales were down due to soft market conditions during 2004 and the loss of a U.S. retail customer, partially offset by favorable currency exchange rates in Europe. Powertrain sales increased due to increased diesel engine and parts volume and strong sales of locomotive power assemblies. Third party sales in the core services business decreased due to general market conditions.

Gross Profit

Gross profit of $200.5 million in 2004 compares with gross profit of $63.2 million in 2003. Gross profit in 2003 reflected the special charges totaling $118.2 million, consisting of the $103.9 million charge for the change in estimate of the valuation of our core inventory and the $14.3 million charge relative to the Mexico arbitration settlement. Excluding the special charges in 2003, gross profit and gross profit as a percentage of net sales improved in 2004 compared with 2003. Total OEM gross profit increased $22.5 million in 2004 compared with 2003. OEM gross profit in 2003 was negatively impacted by the $14.3 million arbitration settlement, which is excluded in the following discussion. Automotive OEM gross profit decreased $8.1 million in 2004 due to costs associated with new alternator product lines, higher material costs and price reductions, partially offset by higher sales volume and the benefits of restructuring and cost reduction actions. Heavy-duty OEM gross profit increased $16.3 million in 2004 due to sales volume growth and the benefits of restructuring and cost reduction actions, partially offset by higher material costs. Higher material costs reflect increased prices for metals. Electrical aftermarket gross profit, excluding the impact of the $88.7 million special core valuation charge in 2003, increased $9.5 million in 2004. This improvement reflected cost benefits associated with restructuring actions and improved material and warranty costs, partially offset by lower sales. Powertrain gross profit, excluding the impact of the $15.3 million special core valuation charge in 2003, increased $7.3 million in 2004. This improvement reflected higher sales and cost benefits associated with restructuring actions and improved factory efficiencies. Gross profit on core services decreased $6.0 million due to sales volume and product mix. Gross profit on aftermarket products was negatively impacted in 2004 by an $8.2 million charge for the decline in the value of its core inventory. Freight surcharges reflecting escalating fuel oil prices, primarily during the third and fourth quarters of 2004, negatively affected profitability in all product categories.

Liquidity and Capital Resources

Our short-term liquidity needs include required debt service (including capital lease payments), day-to-day operating expenses, working capital requirements, the funding of capital expenditures, customer obligations, acquisition payments (primarily related to machinery and equipment) for previously completed business acquisitions and restructuring actions. Long-term liquidity requirements consist primarily of principal payments of long-term debt, customer obligations, settlements under outstanding contingencies, funding of pensions and payments for contingent earn out arrangements relative to the acquisition of UPC. These contingent earn out payments are based on incremental financial performance objectives above the current performance of the combined electrical aftermarket business and are to be paid over a four-year period. The amount of contingent consideration, if any, is not currently determinable. Our contractual obligations are provided in the table under the section “Contractual Obligations, Contingent Liabilities and Commitments” appearing below. Our principal payments on long-term capital lease obligations are presented in Note 9 to our consolidated financial statements under Item 8 of our 2004 Form 10-K.

Our principal sources of cash to fund our short-term liquidity needs consist of cash generated by operations and borrowings under our senior credit facility. The senior credit facility is collateralized by liens on substantially all of our assets and substantially all of the assets of our domestic and certain of our foreign subsidiaries and by the capital stock of such subsidiaries. In connection with the acquisition of UPC on March 18, 2005, we entered into Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement, which we refer to as the Amendment. Among other matters, the Amendment increases the maximum draw available (subject to a borrowing base calculation) under our senior credit facility from $120.0 million to $145.0 million, eliminates the Earnings Before Interest, Taxes, Depreciation and Amortization, which we refer to as EBITDA, and Fixed Charge covenants from the facility and extends the maturity of the facility to June 30, 2008 with provisions for annual extensions thereafter. At June 30, 2005, the rate for the revolving credit facility was 5.40%, borrowings were $71.8 million, and letters of credit totaled $7.2 million. Based on the collateral supporting the senior credit facility at June 30, 2005, $66.0 million was available, net of letters of credit.

We participate in programs that accelerate the collection of accounts receivable. Under these programs, we sell the accounts of certain of our aftermarket customers to banks, on a non-recourse basis, at a discount. Included in these programs is a program we assumed in connection with our acquisition of UPC in the second quarter of 2005. The inclusion of this program did not have a material impact on our operating cash flows in the first half of 2005. At June 30, 2005, the amount of receivables under these programs, including the program assumed in the UPC acquisition, was approximately $40.0 million. There was another program known as an early pay plan which was discontinued as of May 2005. Under this program, a third party acted as paying agent for one of our customers. The accounts were paid, at a discounted rate, in five to seven days after shipment instead of the regular terms. The amount covered by this program on March 31, 2005 and December 31, 2004 was approximately $10.1 million and $6.6 million respectively.

We believe that cash generated from operations, together with the amounts available under the senior credit facility and other borrowings, will be adequate to meet our debt service, capital expenditure, customer obligations prior acquisition payment, restructuring and working capital requirements for at least the next twelve months, although no assurance can be given in this regard. We also continue to explore additional financing options, both in the U.S. and abroad, in an effort to further enhance liquidity.

Cash used in operating activities of continuing operations of $38.0 million in the first six months of 2005 reflected a $19.6 million increase in net working capital (consisting of accounts receivable, inventory, accounts payable and other current assets and liabilities) from year end 2004 and cash restructuring payments of $1.6 million. Accounts receivable increased $22.1 million in the first half of 2005 due primarily to stronger heavy duty OEM, diesel engine and locomotive shipments, as well as the impact of the discontinuance of the accelerated receivable program as discussed above. Inventories increased $4.7 million in the first half of 2005 due primarily to builds in support of anticipated higher Electrical Aftermarket sales in the third quarter. Accounts payable increased $4.0 million from year end 2004. The net decrease in other current assets and liabilities of $3.2 million primarily reflected the accrual of $6.0 million of duty expense in the second quarter of 2005 relative to a possible underpayment of U.S. duties on remanufactured starters and alternators imported into the U.S. in the years 2000 to 2004. Cash restructuring payments of $1.6 million in the first six months of 2005 consisted of $0.7 million of employee termination benefits relative to the 2003, 2004 and 2005 restructuring actions and $0.9 million of other items. All other non-cash and reconciling items totaled $16.8 million.

Cash used in operating activities of continuing operations in the first six months of 2004 of $10.3 million reflected a $29.3 million increase in net working capital from year end 2003 and cash restructuring payments of $7.2 million. Accounts receivable increased $19.1 million due primarily to stronger first and second quarter shipments, partially offset by an increase in accelerated collections under the receivables programs discussed above. Inventories increased $14.9 million in the first half of 2004 due to: (i) builds in support of anticipated higher future heavy duty original equipment sales; (ii) builds for the launch of an additional remanufactured diesel engine; and (iii) lower than expected electrical aftermarket sales during the second quarter. Accounts payable increased $11.9 million due primarily to higher productions and inventory levels and timing of vendor payments. The net increase in other current assets and liabilities of $7.2 million primarily reflected the timing of interest payments and other accrued items. Cash restructuring payments of $7.2 million consisted of $4.7 million and $2.3 million of employee termination benefits relative to the 2001 and 2003 and 2004 restructuring actions, respectively, and $0.2 million of other items. All other non-cash and reconciling items totaled $26.2 million.

Cash used in investing activities of continuing operations of $76.3 million in the first six months of 2005 compares with cash used of $28.3 million in the first six months of 2004. Acquisition payments in the first half of 2005 consisted primarily of payments for the acquisition of UPC. Acquisition payments in the first half of 2004 consisted of earn-out payments relative to the 2000 acquisition of M&M Knopf Auto Parts, Inc. ($13.4 million), the final cash payment on notes issued in 2002 in connection with the acquisition of Remy Korea Limited ($4.9 million) and the acquisition of certain parts of the Delphi Corporation alternator business in the fourth quarter of 2002 ($1.0 million). In the second quarter of 2005, we recorded a cash receipt of $0.2 million on the sale of AMT. Cash proceeds on the sale of Tractech and Kraftube of $0.3 million and $0.2 million were recorded in the six months of 2005 and 2004, respectively. Capital expenditures in both 2005 and 2004 were primarily for production, engineering and distribution equipment and a new global Enterprise Resource Planning system. These expenditures include investments associated with the launch of new products, recently awarded business wins and establishment of new technology centers in Europe and Asia.

Cash provided by financing activities of continuing operations of $74.2 million in the first six months of 2005 consisted primarily of borrowings under our senior credit facility. Cash provided by financing activities of continuing operations of $39.3 million in the first six months of 2004 consisted of proceeds from the issuance of long-term debt, payments for the retirement of long-term debt and the payment of financing costs in connection with our refinancing in the second quarter of 2004. Excluding the refinancing actions, net repayments under our senior credit facilities and other debt were $23.2 million. Also during the first quarter of 2004, $1.0 million in cash dividends were paid to the minority shareholders of Hubei.

Contingencies

We are party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. For a description of certain of our legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements in Item 1 of this Part I.

Contractual Obligations and Contingent Liabilities and Commitments

Our contractual obligations as of June 30, 2005 are provided in the following table (dollars in millions):

	Payments Due by Period
Contractual Obligations	Total	Balance of 2005	2006 - 2008	2009 - 2010	After 2010
Long-Term Debt (1)	$693	$4	$247	$292	$150
Customer Obligations(2)	68	13	33	13	9
Capital Lease Obligations	16	1	7	5	3
Pension Funding (3)	3	3	—	—	—
Other Post Retirement Benefits Funding	10	—	3	2	5
Operating Leases	57	5	26	13	13
Acquisition Payments (4)	5	2	3	—	—
Employee Termination Benefits	11	1	10	—	—
Other	4	1	2	—	1

Total Contractual Cash Obligations	$867	$30	$331	$325	$181

(1)	These amounts include indebtedness outstanding under our senior notes, senior subordinated notes, senior secured floating rate notes and other debt.
(2)	Reported at present value; $63 million relates to UPC, which was acquired in March 2005.
(3)	Amounts beyond 2005 are not currently estimable.
(4)	Payments in connection with the acquisition of Delphi Corporation’s light vehicle alternator business, including purchasing its machinery and equipment.

With respect to capital expenditures, we expect spending in the last six months of 2005 to approximate $20 million.

In addition to the contractual obligations disclosed above, we also have a variety of other contractual agreements related to the procurement of materials and other commitments. With respect to these agreements, we are not subject to any contracts that commit us to significant non-cancelable commitments. With respect to agreements related to the procurement of inventory used in our manufacturing and remanufacturing processes, we had approximately $80 to $90 million of open purchase orders at June 30, 2005.

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

Foreign Operations

Approximately 26% of our net sales in the six months ending June 30, 2005 were derived from net sales made in foreign countries. We have manufacturing and other operations located in certain foreign countries. We also source components and products from our operations and other suppliers based in foreign countries. Because of these foreign sales and operations, our business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, transportation and delivery risks, compliance with foreign laws and other economic and political uncertainties.

Forward-Looking Statements

From time to time, we make oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, which we refer to as the Act, or by the Securities and Exchange Commission, which we refer to as the SEC, in its rules, regulations and releases. We desire to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to our future performance contained in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2004, and in other filings with the SEC. Any statements set forth in writing or orally by us, other than statements of current or historical fact, may constitute forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will” and similar expressions. We caution readers that forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results and performance to differ materially from any future results or performance expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

•	uncertainty of future financial results;

•	acquisitions;

•	additional financing requirements;

•	development of new products and services;

•	the effect of competitive products or pricing;

•	costs and difficulties related to integrations of acquired businesses;

•	pending and future legal proceedings, including environmental regulatory matters;

•	reliance upon or loss of a major customer;

•	international operating and supply risks;

•	weather conditions, including their impact on demand for our aftermarket products;

•	raw material and energy costs, including the cost of steel and availability;

•	foreign exchange rate changes;

•	transportation and related fuel costs;

•	effectiveness of restructuring and cost saving initiatives;

•	labor relations;

•	the ability to obtain and maintain adequate prices for our products;

•	our substantial indebtedness and limitations under debt agreements;

•	costs and risks relative to enterprise resource planning implementations;

•	customs duties claims;

•	costs related to re-sourcing and outsourcing products;

•	costs for pension and post retirement benefit plans; and

•	the effect of economic conditions and other uncertainties, including the current conditions in the Light-Duty OEM Market.

Due to these uncertainties, we cannot assure readers that any forward-looking statements will prove to have been correct. Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that May Affect Future Results

We believe that results for the remainder of 2005 will continue to be negatively impacted by year over year softness in the North American car and truck market, pricing pressures, higher commodity and fuel costs, adverse currency fluctuations and investments in engineering and systems. We currently expect that launch and start up costs associated with the initial insourcing of components and costs incurred relative to systems implementations incurred during the second quarter of 2005 will phase down during the third quarter. We also expect to realize the initial benefits of synergies generated from the UPC integration.

In connection with the restructuring actions initiated in 2004 and 2005, including those identified in July 2005, we currently expect to record additional restructuring charges of approximately $4.0 million during the last six months of 2005. These actions may also impact other operating expenses during 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2005, there have been no material changes in our market risk exposure as described in Item 7A contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

(b)

Our evaluation did not include the disclosure controls and procedures of the acquired operations of UPC, which are included in the Company’s consolidated financials statements as of June 30, 2005 and for the period from March 18, 2005 through June 30, 2005.

Other than this acquisition, there have been no significant changes during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently implementing a global Enterprise Resource Planning system. During the six months ended June 30, 2005 the Company began and substantially completed the implementation at its facilities in Mexico.

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

Prison Labor Matter

In January 2004, a class action on behalf of all prisoners who worked in a South Carolina Department of Corrections (“SCDC”) Services Training Program at Lieber Correctional Institute was brought against the SCDC and our former subsidiary Williams Technologies, Inc. (“Williams”), which was sold to Caterpillar, Inc., in September 2004. The Plaintiffs claim that (a) they should have been paid industry prevailing wage under a South Carolina prison industries authorization statute, (b) the SCDC and Williams violated the Payment of Wages Act and (c) the SCDC and Williams committed a tort under the South Carolina Tort Claims Act. Under the terms of the sale, the Company retained liability and responsibility for this claim. The Circuit Court for Dorchester County granted summary judgment to the Company on April 21, 2005, and decertified the Plaintiff class. Plaintiffs filed a Notice of Appeal with the Court on May 24, 2005, and a due date for filling their Appeal Brief has not yet been set. The Company continues to deny the material allegations of the complaint and any wrongdoing and intends to defend itself vigorously. However, at this time, the Company is unable to predict whether the proceedings will have a material adverse effect on the Company.

Import/Export Matters

The Company continues to expand globally to take advantage of global economic conditions and related cost structures. The Company is subject to various duties and import/export taxes. The Company is in the process of reviewing its import/export processes in North America, Europe and parts of Asia to verify the appropriate import duty classification, value and duty rate, including import value added tax.

As part of this review process the Company identified a potential exposure related to customs duties in the United States. On resolution of these interpretations, duties due from the Company will range from $0 to $12.2 million. The Company has accrued approximately $8.1 million related to this issue.

Remy Reman Facilities

The Remy Reman facilities in Mississippi identified certain possible violations of state air laws and notified the state environmental agency under the state voluntary audit disclosure rules. The Mississippi Department of Environmental Quality (MDEQ) issued Notices of Violation regarding alleged violations of state air laws by two of the Remy Reman facilities in Mississippi. Remy Reman resolved this liability through payment in January 2005 of approximately $.2 million.

Franklin Power Products Facility

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. has installed wastewater treatment equipment and is in compliance with the terms of the Order and has eliminated the discharge. In July 2004, the Company and Franklin Power Products, Inc. entered into an agreement with the U.S. Department of Justice on behalf of the EPA, which tolled the statute of limitations on the EPA’s potential claim for penalties. Since that time, the Company has been cooperating with the EPA by providing additional information and has entered into settlement negotiations with EPA and the Department of Justice. On resolution of these negotiations, the amount due from the Company will range from $.2 million to $2.4 million. The accompanying condensed consolidated financial statements reflect an estimated liability of approximately $.2 million related to this issue.

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

REMY INTERNATIONAL, INC.
(Registrant)

Date: August 5, 2005	By:	/s/ Rajesh K. Shah
Rajesh K. Shah
Executive Vice President and
Chief Financial Officer

Date: August 5, 2005	By:	/s/ Amitabh Rai
Amitabh Rai
Vice President and Corporate Controller
Principal Accounting Officer

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