Form 10-Q
period 2005-09-30
REMY INTERNATIONAL, INC.
filed 2005-11-14
CIK 1046859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    Yes  ☐    No  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

Outstanding as of Nov 11, 2005
Common Stock – Class B	2,503,024.48

Remy International, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Remy International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

IN THOUSANDS, At	September 30, 2005	December 31, 2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$26,267	$62,545
Trade accounts receivable, net	179,720	154,333
Other receivables	11,284	19,097
Inventories	269,648	217,912
Assets of discontinued operations	21	356
Other current assets	8,863	11,214

Total current assets	495,803	465,457

Property, plant and equipment	369,192	329,637
Less accumulated depreciation	206,712	192,344

Property, plant and equipment, net	162,480	137,293

Deferred financing costs, net	12,539	14,842
Goodwill, net	170,339	106,400
Investments in joint ventures	5,870	5,706
Other assets	35,085	26,060

Total assets	$882,116	$755,758

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$185,378	$170,776
Accrued interest	19,770	8,210
Accrued restructuring	11,426	6,451
Liabilities of discontinued operations	819	2,799
Deferred income taxes	2,354	3,065
Other liabilities and accrued expenses	116,847	84,157
Current maturities of long-term debt	29,648	22,890

Total current liabilities	366,242	298,348

Long-term debt, net of current portion (Note 6)	680,829	610,330
Post-retirement benefits other than pensions	16,357	16,302
Accrued pension benefits	13,715	13,511
Accrued restructuring	2,838	4,407
Deferred income taxes	6,748	—
Other non-current liabilities	43,929	4,962
Commitments and contingencies
Minority interest	13,165	10,498

Stockholders’ deficit:
Common stock:
Class B shares	3	3
Paid-in capital	334,336	334,336
Retained deficit	(583,398)	(531,136)
Accumulated other comprehensive loss	(12,648)	(5,803)

Total stockholders’ deficit	(261,707)	(202,600)

Total liabilities and stockholders’ deficit	$882,116	$755,758

See notes to the condensed consolidated financial statements.

Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

IN THOUSANDS, For the three & nine months ended September 30,	Three Months		Nine Months
	2005	2004	2005	2004
Net sales	$315,963	$254,271	$909,872	$795,331
Cost of goods sold	271,470	204,239	789,510	640,736

Gross profit	44,493	50,032	120,362	154,595

Selling, general and administrative expenses	40,938	27,731	104,531	83,974
Restructuring charges	2,095	142	2,595	1,516

Operating income	1,460	22,159	13,236	69,105

Interest expense	18,025	14,208	50,912	44,378
Loss on early extinguishment of debt (Note 6)	—	—	—	7,939

Income (loss) from continuing operations before income taxes, minority interest and loss (income) from unconsolidated joint ventures	(16,565)	7,951	(37,676)	16,788

Income tax expense	10,799	3,364	12,370	4,448
Minority interest	563	769	2,681	2,139
Loss (income) from unconsolidated joint ventures	(32)	(67)	(163)	701

Net (loss) income from continuing operations	(27,895)	3,885	(52,564)	9,500

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(190)	(25)	(484)	966
Gain on disposal of discontinued operations, net of tax	107	43,162	786	43,377

Net (loss) income from discontinued operations, net of tax	(83)	43,137	302	44,343

Net (loss) income	(27,978)	47,022	(52,262)	53,843

Accretion for redemption of preferred stock	—	9,459	—	27,367

Net (loss) income attributable to common stockholders	$(27,978)	$37,563	$(52,262)	$26,476

See notes to the condensed consolidated financial statements.

Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

IN THOUSANDS, For the nine months ended September 30,	2005	2004
Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(52,262)	$26,476
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Discontinued operations	(302)	(44,343)
Depreciation and amortization	22,499	16,641
Non-cash interest expense	4,360	2,939
Loss on early extinguishment of debt (Note 6)	—	7,939
Accretion for redemption of preferred stock	—	27,367
Minority interest and loss from unconsolidated joint ventures	2,518	2,840
Deferred income taxes	6,032	(145)
Accrued pension and post-retirement benefits, net	259	(224)
Restructuring charges	2,595	1,516
Cash payments for restructuring charges	(4,211)	(7,798)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	(14,805)	(12,345)
Inventories	5,653	(16,086)
Accounts payable	1,224	(252)
Other current assets and liabilities	14,574	(15,621)
Other non-current assets and liabilities, net	(15,437)	(4,836)

Net cash used in operating activities of continuing operations	(27,303)	(15,932)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(57,273)	(24,751)
Net proceeds on sale of businesses	611	102,987
Purchases of property, plant and equipment	(27,770)	(15,429)

Net cash (used in) provided by investing activities of continuing operations	(84,432)	62,807

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	275,000
Retirement of long-term debt	—	(200,000)
Net borrowings (repayments) under revolving line of credit and other	77,176	(56,464)
Financing costs	(325)	(12,456)
Distributions to minority interests	—	(1,010)

Net cash provided by financing activities of continuing operations	76,851	5,070

Effect of exchange rate changes on cash	(757)	335

Cash flows of discontinued operations	(637)	(500)

Net (decrease ) increase in cash and cash equivalents	(36,278)	51,780
Cash and cash equivalents at beginning of year	62,545	21,207

Cash and cash equivalents at end of period	$26,267	$72,987

See notes to the condensed consolidated financial statements.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMOUNTS IN THOUSANDS, EXCEPT AS INDICATED

For the three month and nine month periods ended September 30, 2005 and 2004

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

Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2004.

2. Additional Balance Sheet Information

Inventories

The components of inventory were as follows at:

	September 30, 2005	December 31, 2004
Raw material	$135,980	$116,807
Work-in-process	8,663	7,577
Finished goods	125,005	93,528

Total	$269,648	$217,912

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

	September 30, 2005	December 31, 2004
Balance at beginning of year	$17,633	$20,471
Provision and other	33,052	39,665
Payments and charges against the accrual	(34,924)	(42,503)
Other (including acquisitions)	4,533	—

Balance at end of period	$20,294	$17,633

3. Acquisitions

2005 Acquisition

On March 18, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of Unit Parts Company (“UPC”). UPC is a major supplier to the automotive aftermarket for new and remanufactured starters and alternators, offering custom branding, packaging and logistics solutions as well as complete engineering and support services. The purchase price consisted of approximately $55,300 in cash, and the assumption of approximately $69,500 in liabilities (including a preliminary estimate of approximately $5,300 in exit costs). Additionally, the purchase agreement contains a contingent earn out to be paid over a four-year period if incremental financial performance objectives above the current performance of the combined electrical aftermarket business are attained. Contingent consideration earned and paid will increase the purchase price and result in additional goodwill. The Company funded this acquisition with cash on hand and borrowings available under its existing revolving credit facility.

Liabilities assumed include customer obligations related to several customer contracts acquired through the acquisition. These liabilities are reflected in “Other liabilities and accrued expenses” and “Other non-current liabilities” in the accompanying condensed consolidated balance sheet. These contracts designate the Company as the exclusive supplier to the respective customer and require the Company to issue credits to each respective customer over several years. The following table summarizes the net present value, as of September 30, 2005, of future payments due over the next five years under the customer obligation contracts:

2005	$4,057
2006	15,073
2007	10,439
2008	7,098
2009	7,555
Thereafter	15,126

Total	$59,348

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

UPC’s results of operations are included in the Company’s statement of operations beginning March 18, 2005. The purchase price allocation has not been finalized. The preliminary purchase price allocation is summarized as follows:

Current assets	$63,728
Intangible assets and goodwill	70,827
Other assets	22,595

Total assets	$157,150

Total liabilities	$101,873

Cash paid	$55,277

Other

In the third quarter of 2005, the Company made cash payments totaling $225 relative to the acquisition of Delphi Corporation’s (“Delphi”) light vehicle alternator business.

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

The Company made cash payments totaling $1,023 during the second quarter of 2004 relative to the acquisition of the Delphi light vehicle alternator business.

During the second quarter of 2004, in connection with settlement of the arbitration between certain of the Company’s affiliates and its former partner at its operations in Mexico, the Company recorded the purchase of the remaining shares of the Mexico joint venture from the minority shareholders. The net purchase portion of the arbitration award of $5,488 in cash was paid in the third quarter of 2004 and resulted in a $5,101 increase in goodwill.

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

Selected financial information for discontinued operations for the three months and nine months ended September 30 is as follows:

	Three Months		Nine Months
	2005	2004	2005	2004
Net sales	$—	$15,009	$973	$62,730
Interest expense	—	1,070	5	4,316
Income (loss) before tax	(190)	3	(484)	1,057
Income tax expense	—	28	—	91

Net income (loss)	$(190)	$(25)	$(484)	$966

5. Restructuring Charges

The Company’s restructuring activities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) and Emerging Issues Task Force (“EITF”) Issue 95-03, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-03”).

Continuing Operations

In connection with the acquisition of UPC in the first quarter of 2005, the Company developed a plan for the consolidation and integration of the operations of UPC with the Company’s then existing electrical aftermarket remanufacturing operations. This plan included provisions for various voluntary and involuntary employee termination programs for both salary and hourly employees. A liability of $5,250, consisting entirely of employee termination benefits, was established in the opening balance sheet of UPC for the estimated cost of the plan. This estimate is subject to change as the plan is finalized. The Company currently estimates that payments, of which $332 in total were charged to the liability in the second and third quarters of 2005, will be made over the next fifteen to twenty-one months. Additional costs relative to this plan, the amount of which is not currently determinable, may be incurred in future periods. The Company plans to finalize exit plans at UPC not later than March 2006.

In 2005, the Company, in conjunction with its ongoing cost reduction initiatives, completed plans for the closure of certain manufacturing facilities in Europe. This action resulted in a workforce reduction of approximately twenty employees and will be completed during the fourth quarter.

In the second quarter of 2005, the Company completed plans for the consolidation of certain of its electrical aftermarket remanufacturing operations in Michigan and a reduction in force subsequent to the ramp up of insourcing activities and continued implementation of lean manufacturing initiatives in its Original Equipment Manufacturer (“OEM”) operations in Mexico. This action resulted in a workforce reduction totaling approximately sixty-five employees and was completed in the third quarter.

In the third quarter of 2005, the Company, in conjunction with its ongoing cost reduction initiatives, completed plans for a reduction in force at its headquarters operations in Anderson, Indiana. This plan consisted primarily of the elimination of approximately twenty-five salaried positions and early retirements and was completed in the third quarter.

The net restructuring charge of $2,595 for the nine months ended September 30, 2005 consisted of $3,661 related to the actions detailed above and the prior closure of operations in Anderson, Indiana partially offset by a $1,066 credit for the reversal of accrued maintenance expenses reflecting the Company’s utilization of a previously idled Anderson, Indiana facility and the renegotiation of other maintenance agreements.

The following table summarizes the activity in the restructuring accrual of continuing operations, including the accrual established relative to the acquisition of UPC, for the nine months ended September 30, 2005:

	Termination Benefits		Exit/ Impairment Costs	Total
Reserve at December 31, 2004	$5,285		$5,573	$10,858
Provision (credit)	2,951		(529)	2,422	(b)
Payments	(3,038)		(1,173)	(4,211)
Other	5,192	(a)	3	5,195

Reserve at September 30, 2005	$10,390		$3,874	$14,264

(a)	Includes a preliminary estimate of $5,250 for exit costs established in connection with the acquisition of UPC.
(b)	Excludes a charge of $173 for the write-down of fixed assets.

Discontinued Operations

The restructuring charges, payments and liabilities relative to discontinued operations are classified as discontinued operations in the Company’s condensed consolidated financial statements.

The following table summarizes the activity in the restructuring accrual of discontinued operations for the nine months ended September 30, 2005:

	Termination Benefits	Exit/ Impairment Costs	Total
Reserve at December 31, 2004	$—	$294	$294
Provision	—	—	—
Payments	—	(182)	(182)
Other	—	(112)	(112)

Reserve at September 30, 2005	$—	$—	$—

6. Long-Term Debt

In March 2005, the Company entered into Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement (“Amendment”) to reflect, among other matters, the acquisition of substantially all of the assets and the assumption of certain liabilities of UPC. Additionally, the Amendment increased the maximum draw available (subject to a borrowing base calculation) under the asset based Senior Credit Facility from $120,000 to $145,000, eliminated the Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Fixed Charge covenants from the facility and extended the maturity of the facility to June 30, 2008 with provisions for annual extensions thereafter.

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

In the second quarter of 2004, in connection with the above mentioned debt redemption, repayment and amendment, the Company recorded a loss on early extinguishment of debt of $7,939. This charge consisted of: (i) a call premium of $2,479 and the write off of deferred financing costs of $1,391 on redemption of the 10 5/8% Senior Subordinated Notes; (ii) a prepayment penalty of $1,800 and the write off of deferred financing costs of $743 on repayment of the term loan; and (iii) write off of deferred financing costs of $1,226 and an amendment fee of $300 on the amendment and pay down of the senior credit facility. Also during the second quarter of 2004, the Company recorded additional interest for the period between the call and redemption dates of $1,281 relative to redemption of the 10 5/8% Senior Subordinated Notes.

7. Employee Benefit Plans

The components of expense for the three-month and nine-month periods ended September 30, 2005 and 2004 for the plans are as follows:

Pension Benefits

Components of expense	Three Months		Nine Months
	2005	2004	2005	2004
Service costs	$545	$385	$1,543	$1,327
Interest costs	647	589	1,909	1,754
Expected return on plan assets	(481)	(406)	(1,446)	(1,302)
Amortization of prior service cost	56	24	168	72
Recognized net actuarial loss	117	84	320	279
Curtailments	—	—	—	—

Net periodic pension cost	$884	$676	$2,494	$2,130

Post-Retirement Health Care and Life Insurance Plans
Components of expense	Three Months		Nine Months
	2005	2004	2005	2004
Service costs	$90	$118	$269	$354
Interest costs	268	294	805	882
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	17	36	50	107
Curtailments	—	—	—	—

Net periodic pension cost	$375	$448	$1,124	$1,343

Cash Flows

The Company contributed $2,956 in the first nine months of 2005 and plans to approximately contribute $3,795 to its pension plans for all of 2005. The post-retirement health care plan is funded as benefits are paid.

8. Income Taxes

Income tax expense on continuing operations of $12,370 for the nine months ended September 30, 2005 included a $6,748 increase to the deferred tax valuation allowance for unreserved domestic income tax assets, provisions for domestic state and local taxes of $375 and taxes in various foreign jurisdictions of $5,247. Income tax expense on continuing operations of $4,448 for the nine months ended September 30, 2004 consisted of provisions for domestic and state local taxes of $897 and in foreign jurisdictions of $3,551.

In the fourth quarter of 2003, we recorded a charge of $28,320 for a deferred valuation allowance for substantially all unreserved domestic income tax assets established prior to 2003. In the third quarter 2005, we recorded a charge of $6,748 for a deferred tax valuation allowance for the remaining unreserved domestic income tax assets.

9. Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency instruments and minimum pension liability adjustments. The before tax income (loss), related income tax effect and accumulated balance for the first, second and third quarters of 2005 are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Currency Instruments	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Loss
Balances at December 31, 2004	$1,964	$439	$(8,206)	$(5,803)
Before tax (loss) income	(4,300)	101	—	(4,199)
Income tax effect	—	6	—	6

Other comprehensive (loss) income	(4,300)	95	—	(4,205)

Balances at March 31, 2005	(2,336)	534	(8,206)	(10,008)
Before tax loss	(2,477)	(270)	—	(2,747)
Income tax effect	—	(109)	—	(109)

Other comprehensive loss	(2,477)	(161)	—	(2,638)

Balances at June 30, 2005	(4,813)	373	(8,206)	(12,646)
Before tax income (loss)	792	(1,133)	—	(341)
Income tax effect	—	(339)	—	(339)

Other comprehensive income (loss)	792	(794)	—	(2)

Balances at September 30, 2005	$(4,021)	$(421)	$(8,206)	$(12,648)

The Company’s total comprehensive income (loss) was as follows:

Three months ended September 30, 2005	$(27,980)
Three months ended September 30, 2004	47,637
Nine months ended September 30, 2005	(59,107)
Nine months ended September 30, 2004	55,521

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

UAW Litigation

On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”) and its Local Union 662 filed suit against the Company and Remy, Inc. (“RI”), in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits plan (“SUB plan”). The plaintiffs allege that the SUB plan provides supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20,000 for employees who were terminated as a result of the closure of RI’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also seek to enforce terminated provisions of a health care program, which the plaintiffs allege provides the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify RI’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003 to which the Company filed an answer on July 24, 2003. Motions for summary judgment filed by the parties were denied by the Court in September 2005. The trial is scheduled for February 2006. The Company denies the material allegations of the complaint, denies any wrongdoing and intends to defend itself vigorously, but is unable to predict whether the proceedings will have a material adverse effect on the Company.

Prison Labor Matter

In January 2004, a class action on behalf of all prisoners who worked in a South Carolina Department of Corrections (“SCDC”) Services Training Program at Lieber Correctional Institute was brought against the SCDC and our former subsidiary Williams Technologies, Inc. (“Williams”), which was sold to Caterpillar, Inc., in September 2004. The Plaintiffs claim that (a) they should have been paid industry prevailing wages under a South Carolina prison industries authorization statute, (b) the SCDC and Williams violated the Payment of Wages Act and (c) the SCDC and Williams committed a tort under the South Carolina Tort Claims Act. Under the terms of the sale, the Company retained liability and responsibility for this claim. The Circuit Court for Dorchester County granted summary judgment to the Company on April 21, 2005, and decertified the Plaintiff class. Plaintiffs filed a Notice of Appeal with the Court on May 24, 2005, and a due date for filling their Appeal Brief has not yet been set. The Company continues to deny the material allegations of the complaint and any wrongdoing and intends to defend itself vigorously, but is unable to predict whether the proceedings will have a material adverse effect on the Company.

Import/Export Matters

The Company continues to expand globally to take advantage of global economic conditions and related cost structures. The Company is subject to various duties and import/export taxes. The Company is in the process of reviewing its import/export processes in North America, Europe and parts of Asia to verify the appropriate import duty classification, value and duty rate, including import value added tax. As part of this review process, the Company identified a potential exposure related to customs duties in the United States. Upon resolution of these interpretations, duties due from the Company will range from $0 to $12,200. The Company has accrued approximately $8,100 related to this issue.

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

Franklin Power Products Facility

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance (the “Order”) from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. has installed wastewater treatment equipment and is in compliance with the terms of the Order and has eliminated the discharge. In July 2004, the Company and Franklin Power Products, Inc. entered into an agreement with the U.S. Department of Justice on behalf of the EPA, which tolled the statute of limitations on the EPA’s potential claim for penalties. Since that time, the Company has been cooperating with the EPA by providing additional information and has entered into settlement negotiations with the EPA and the Department of Justice. On resolution of these negotiations, the amount due from the Company will range from $200 to $2,400. The accompanying condensed consolidated financial statements reflect a liability of approximately $200 related to this issue.

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

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at September 30, 2005 and December 31, 2004 and for the three and nine-month periods ended September 30, 2005 and 2004.

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
• Remy Korea Holdings, Inc.
• Remy Remanufacturing de Mexico, S. de R.L. de C.V.
• World Wide Automotive Distributors, Inc.
• Remy Electrical Hubei Company Limited

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

(Unaudited)

IN THOUSANDS, At September 30, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Assets:
Current assets:
Cash and cash equivalents	$1,107	$1,970	$23,190	$—		$26,267
Trade accounts receivable, net	—	135,860	43,860	—		179,720
Other receivables	236	2,181	8,867	—		11,284
Inventories	—	201,767	69,233	(1,352	)(c)	269,648
Assets of discontinued operations	—	—	21	—		21
Other currents assets	2,989	2,353	3,521	—		8,863

Total current assets	4,332	344,131	148,692	(1,352)		495,803

Property, plant and equipment	25,360	186,523	157,309	—		369,192
Less accumulated depreciation	20,754	123,512	62,446	—		206,712

Property, plant and equipment, net	4,606	63,011	94,863	—		162,480
Deferred financing costs, net	12,539	—	—	—		12,539
Goodwill, net	—	158,195	12,144	—		170,339
Investments in subsidiaries and joint ventures	518,586	—	—	(512,716	)(a)	5,870
Other assets	2,710	23,205	9,170	—		35,085

Total assets	$542,773	$588,542	$264,869	$(514,068)		$882,116

Liabilities and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$1,418	$130,511	$53,449	$—		$185,378
Intercompany accounts	77,319	(91,751)	15,033	(601	)(c)	—
Accrued interest	19,653	—	117	—		19,770
Accrued restructuring	567	10,074	785	—		11,426
Liabilities of discontinued operations	—	26	793	—		819
Deferred income taxes	—	(255)	2,609	—		2,354
Other liabilities and accrued expenses	6,302	89,507	21,038	—		116,847
Current maturities of long-term debt	1,369	1,824	26,455	—		29,648

Total current liabilities	106,628	139,936	120,279	(601)		366,242

Long-term debt, net of current portion (Note 6)	656,687	13,841	10,301	—		680,829
Post-retirement benefits other than pensions	16,349	—	8	—		16,357
Accrued pension benefits	12,968	—	747	—		13,715
Accrued restructuring	—	2,838	—	—		2,838
Deferred income taxes	6,748	—	—	—		6,748
Other non-current liabilities	658	42,412	859	—		43,929
Minority interest	—	4,375	8,790	—		13,165
Stockholders’ (deficit) equity:
Common stock:
Class B Shares	3	—	—	—		3
Paid-in capital	334,336	—	—	—		334,336
Retained (deficit) earnings	(583,398)	58,284	(5,638)	(52,646	)(b)	(583,398)
Subsidiary investment	—	327,338	133,483	(460,821	)(a)	—
Accumulated other comprehensive loss	(8,206)	(482)	(3,960)	—		(12,648)

Total stockholders’ (deficit) equity	(257,265)	385,140	123,885	(513,467)		(261,707)

Total liabilities and stockholders’ (deficit) equity	$542,773	$588,542	$264,869	$(514,068)		$882,116

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

IN THOUSANDS, At December 31, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$40,740	$689	$21,116	$—		$62,545
Trade accounts receivable, net	—	109,923	44,410	—		154,333
Other receivables	1,685	3,584	13,828	—		19,097
Inventories	—	149,338	69,925	(1,351	)(c)	217,912
Assets of discontinued operations	—	—	356	—		356
Other currents assets	1,700	1,912	7,602	—		11,214

Total current assets	44,125	265,446	157,237	(1,351)		465,457

Property, plant and equipment	2,610	181,525	145,502	—		329,637
Less accumulated depreciation	203	134,842	57,299	—		192,344

Property, plant and equipment, net	2,407	46,683	88,203	—		137,293
Deferred financing costs, net	14,842	—	—	—		14,842
Goodwill, net	—	94,255	12,145	—		106,400
Investments in subsidiaries and joint ventures	426,358	—	—	(420,652	)(a)	5,706
Other assets	4,519	12,456	9,085	—		26,060

Total assets	$492,251	$418,840	$266,670	$(422,003)		$755,758

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$1,583	$110,434	$58,759	$—		$170,776
Intercompany accounts	64,243	(92,507)	28,865	(601	)(c)	—
Accrued interest	8,105	—	105	—		8,210
Accrued restructuring	—	6,074	377	—		6,451
Liabilities of discontinued operations	—	436	2,363	—		2,799
Deferred income taxes	—	—	3,065	—		3,065
Other liabilities and accrued expenses	8,010	62,289	13,858	—		84,157
Current maturities of long-term debt	—	1,455	21,435	—		22,890

Total current liabilities	81,941	88,181	128,827	(601)		298,348

Long-term debt, net of current portion (Note 6)	583,857	15,249	11,224	—		610,330
Post-retirement benefits other than pensions	16,302	—	—	—		16,302
Accrued pension benefits	13,510	—	1	—		13,511
Accrued restructuring	—	4,407	—	—		4,407
Other non-current liabilities	1,561	2,370	1,031	—		4,962
Minority interest	—	2,055	8,443	—		10,498

Stockholders’ (deficit) equity:
Common stock:
Class B Shares	3	—	—	—		3
Paid-in-capital	334,336	—	—	—		334,336
Retained (deficit) earnings	(531,136)	37,002	(981)	(36,021	)(b)	(531,136)
Subsidiary investment	—	270,048	115,333	(385,381	)(a)	—
Accumulated other comprehensive (loss) income	(8,123)	(472)	2,792	—		(5,803)

Total stockholders’ (deficit) equity	(204,920)	306,578	117,144	(421,402)		(202,600)

Total liabilities and stockholders’ (deficit) equity	$492,251	$418,840	$266,670	$(422,003)		$755,758

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the three months ended September 30, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$283,873	$124,567	$(92,477	)(a)	$315,963
Cost of goods sold	—	247,992	115,955	(92,477	)(a)	271,470

Gross profit	—	35,881	8,612	—		44,493

Selling, general and administrative expenses	5,509	27,038	8,391	—		40,938
Restructuring charges	857	351	887	—		2,095

Operating (loss) income	(6,366)	8,492	(666)	—		1,460

Interest expense	16,181	1,439	405	—		18,025

Income (loss) from continuing operations before income taxes, minority interest and income from unconsolidated joint ventures	(22,547)	7,053	(1,071)	—		(16,565)

Income tax expense	7,366	70	3,363	—		10,799
Minority interest	—	386	177	—		563
Income from unconsolidated joint ventures	—	—	(32)	—		(32)
Equity in earnings of subsidiaries	(1,935)	—	—	1,935	(b)	—

Net (loss) income from continuing operations	(27,978)	6,597	(4,579)	(1,935)		(27,895)

Discontinued operations:
Loss from discontinued operations, net of tax	—	(153)	(37)	—		(190)
Gain on disposal of discontinued operations, net of tax	—	107	—	—		107

Net loss from discontinued operations, net of tax	—	(46)	(37)	—		(83)

Net (loss) income	(27,978)	6,551	(4,616)	(1,935)		(27,978)

Accretion for redemption of preferred stock	—	—	—	—		—

Net (loss) income attributable to common stockholders	$(27,978)	$6,551	$(4,616)	$(1,935)		$(27,978)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the three months ended September 30, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$233,008	$106,763	$(85,500	)(a)	$254,271
Cost of goods sold	—	195,347	94,392	(85,500	)(a)	204,239

Gross profit	—	37,661	12,371	—		50,032

Selling, general and administrative expenses	5,104	17,200	5,427	—		27,731
Restructuring charges (credit)	109	43	(10)	—		142

Operating (loss) income	(5,213)	20,418	6,954	—		22,159
Interest expense	13,177	602	429	—		14,208

Income (loss) from continuing operations before income taxes, minority interest and income from unconsolidated joint ventures	(18,390)	19,816	6,525	—		7,951
Income tax expense	912	83	2,369	—		3,364
Minority interest	—	608	161	—		769
Income from unconsolidated joint ventures	—	—	(67)	—		(67)
Equity in earnings of subsidiaries	(22,109)	—	—	22,109	(b)	—

Net income (loss) from continuing operations	2,807	19,125	4,062	(22,109)		3,885
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	(348)	323	—		(25)
Gain (loss) on disposal of discontinued operations, net of tax	44,215	747	(1,800)	—		43,162

Income (loss) from discontinued operations, net of tax	44,215	399	(1,477)	—		43,137

Net income (loss)	47,022	19,524	2,585	(22,109)		47,022

Accretion for redemption of preferred stock	9,459	—	—	—		9,459

Net income (loss) attributable to common stockholders	$37,563	$19,524	$2,585	$(22,109)		$37,563

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net loss of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the nine months ended September 30, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$826,807	$371,205	$(288,140	)(a)	$909,872
Cost of goods sold	—	730,399	347,251	(288,140	)(a)	789,510

Gross profit	—	96,408	23,954	—		120,362

Selling, general and administrative expenses	15,226	69,684	19,621	—		104,531
Restructuring charges (credit)	909	(402)	2,088	—		2,595

Operating (loss) income	(16,135)	27,126	2,245	—		13,236

Interest expense	46,163	3,485	1,264	—		50,912

Income (loss) from continuing operations before income taxes, minority interest and income from unconsolidated joint ventures	(62,298)	23,641	981	—		(37,676)
Income tax expense	6,589	290	5,491	—		12,370
Minority interest	—	2,319	362	—		2,681
Income from unconsolidated joint ventures	—	—	(163)	—		(163)
Equity in earnings of subsidiaries	(16,625)	—	—	16,625	(b)	—

Net (loss) income from continuing operations	(52,262)	21,032	(4,709)	(16,625)		(52,564)

Discontinued operations:
Loss from discontinued operations, net of tax	—	(120)	(364)	—		(484)
Gain on disposal of discontinued operations, net of tax	—	370	416	—		786

Net income from discontinued operations, net of tax	—	250	52	—		302

Net (loss) income	(52,262)	21,282	(4,657)	(16,625)		(52,262)

Accretion for redemption of preferred stock	—	—	—	—		—

Net (loss) income attributable to common stockholders	$(52,262)	$21,282	$(4,657)	$(16,625)		$(52,262)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in earnings of subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the nine months ended September 30, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$739,700	$332,709	$(277,078	)(a)	$795,331
Cost of goods sold	—	606,249	311,565	(277,078	)(a)	640,736

Gross profit	—	133,451	21,144	—		154,595

Selling, general and administrative expenses	14,948	51,805	17,221	—		83,974
Restructuring charges	110	1,116	290	—		1,516

Operating (loss) income	(15,058)	80,530	3,633	—		69,105
Interest expense	40,907	1,859	1,612			44,378
Loss on early extinguishment of debt (Note 6)	7,939	—	—	—		7,939

Income (loss) from continuing operations before income taxes, minority interest and loss from unconsolidated joint ventures	(63,904)	78,671	2,021	—		16,788
Income tax expense	1,896	1,314	1,238	—		4,448
Minority interest	—	1,484	655	—		2,139
Loss from unconsolidated joint ventures	—	—	701	—		701
Equity in earnings of subsidiaries	(75,428)	—	—	75,428	(b)	—

Net income (loss) from continuing operations	9,628	75,873	(573)	(75,428)		9,500
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	1,709	(743)	—		966
Gain (loss) on disposal of discontinued operations, net of tax	44,215	962	(1,800)	—		43,377

Net income (loss) from discontinued operations, net of tax	44,215	2,671	(2,543)	—		44,343

Net income (loss)	53,843	78,544	(3,116)	(75,428)		53,843

Accretion for redemption of preferred stock	27,367	—	—	—		27,367

Net (loss) income attributable to common stockholders	$26,476	$78,544	$(3,116)	$(75,428)		$26,476

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net loss of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(Unaudited)

IN THOUSANDS, For the nine months ended September 30, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(52,262)	$21,282	$(4,657)	$(16,625	)(a)	$(52,262)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Discontinued operations	—	(250)	(52)	—		(302)
Depreciation and amortization	1,871	11,129	9,499	—		22,499
Non-cash interest expense	2,569	1,791	—	—		4,360
Minority interest and loss from unconsolidated joint ventures	—	2,319	199	—		2,518
Equity in earnings of subsidiaries	(16,625)	—	—	16,625		—
Deferred income taxes	6,748	(255)	(461)	—		6,032
Post retirement benefits other than pensions and accrued pension benefits, net	(495)	—	754	—		259
Restructuring charges (credits)	909	(402)	2,088	—		2,595
Cash payments for restructuring charges	(501)	(2,266)	(1,444)	—		(4,211)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	—	(15,355)	550	—		(14,805)
Inventories	—	3,596	2,057	—		5,653
Accounts payable	(165)	2,408	(1,019)	—		1,224
Intercompany accounts	13,076	756	(13,832)	—		—
Other current assets and liabilities	11,360	(7,286)	10,500	—		14,574
Other non-current assets and liabilities, net	(20,791)	1,512	3,842	—		(15,437)

Net cash (used in) provided by operating activities of continuing operations	(54,306)	18,979	8,024	—		(27,303)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(57,048)	(225)	—	—		(57,273)
Net proceeds on sale of businesses	—	371	240	—		611
Purchases of property, plant and equipment	(2,154)	(16,036)	(9,580)	—		(27,770)

Net cash used in investing activities of continuing operations	(59,202)	(15,890)	(9,340)	—		(84,432)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving line of credit and other	74,200	(1,039)	4,015	—		77,176
Deferred financing costs	(325)	—	—	—		(325)

Net cash provided by (used in) financing activities of continuing operations	73,875	(1,039)	4,015	—		76,851

Effect of exchange rate changes on cash	—	—	(757)	—		(757)

Cash flows of discontinued operations	—	(769)	132	—		(637)

Net (decrease) increase in cash and cash equivalents	(39,633)	1,281	2,074	—		(36,278)
Cash and cash equivalents at beginning of year	40,740	689	21,116	—		62,545

Cash and cash equivalents at end of period	$1,107	$1,970	$23,190	$—		$26,267

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(Unaudited)

IN THOUSANDS, For the nine months ended September 30, 2004	Remy International, Inc. (Parent Company Only	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss) attributable to common stockholders	$26,476	$78,544	$(3,116)	$(75,428)	$26,476
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Discontinued operations	(44,215)	(2,671)	2,543	—	(44,343)
Depreciation and amortization	767	7,885	7,989	—	16,641
Non-cash interest expense	2,939	—	—	—	2,939
Loss on early extinguishment of debt (Note 6)	7,939	—	—	—	7,939
Accretion for redemption of preferred stock	27,367	—	—	—	27,367
Minority interest and loss from unconsolidated joint ventures, net	—	1,484	1,356	—	2,840
Equity in earnings of subsidiaries	(75,428)	—	—	75,428	—
Deferred income taxes	1,066	973	(2,184)	—	(145)
Accrued pension and post-retirement benefits, net	(224)	—	—	—	(224)
Restructuring charges	110	1,116	290	—	1,516
Cash payments for restructuring charges	—	(7,276)	(522)	—	(7,798)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	—	(6,414)	(5,931)	—	(12,345)
Inventories	—	(20,673)	4,587	—	(16,086)
Accounts payable	(1,774)	30,200	(28,678)	—	(252)
Intercompany accounts	(4,738)	(58,593)	63,331	—	—
Other current assets and liabilities	13,864	(13,326)	(16,159)	—	(15,621)
Other non-current assets and liabilities, net	(8,144)	9,824	(6,516)	—	(4,836)

Net cash (used in) provided by operating activities of continuing operations	(53,995)	21,073	16,990	—	(15,932)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(5,488)	(13,669)	(5,594)	—	(24,751)
Net proceeds on sale of businesses	102,663	324	—	—	102,987
Purchases of property, plant and equipment	(812)	(8,010)	(6,607)	—	(15,429)

Net cash provided by (used in) investing activities of continuing operations	96,363	(21,355)	(12,201)	—	62,807

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	275,000	—	—	—	275,000
Retirement of long-term debt	(200,000)	—	—	—	(200,000)
Net repayments under revolving line of credit and other	(52,096)	(858)	(3,510)	—	(56,464)
Financing costs	(12,456)	—	—	—	(12,456)
Distributions to minority interests	—	—	(1,010)	—	(1,010)

Net cash provided by (used in) financing activities of continuing operations	10,448	(858)	(4,520)	—	5,070

Effect of exchange rate changes on cash	—	—	335	—	335
Cash flows of discontinued operations	—	1,077	(1,577)	—	(500)

Net increase (decrease) in cash and cash equivalents	52,816	(63)	(973)	—	51,780

Cash and cash equivalents at beginning of year	1	249	20,957	—	21,207

Cash and cash equivalents at end of period	$52,817	$186	$19,984	$—	$72,987

12. Subsequent Events

Powrbilt shut down

On October 27, 2005 the Company announced the closure of Powrbilt Products, a remanufacturer of big bore diesel engines used in heavy duty commercial and industrial applications, located in Mansfield, Texas. Production at the twenty person facility will cease in December 2005 and the facility will close by January 31, 2006. Powrbilt Products had sales of $1,900 during the nine-months ended September 30, 2006. Charges for closing Powrbilt Products are not expected to be material.

Item 2. REMY INTERNATIONAL, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMOUNTS IN MILLIONS, EXCEPT AS INDICATED

For the three and nine month periods ended September 30, 2005 and 2004

Introduction

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004, including the financial statements and accompanying notes.

On March 18, 2005, we acquired substantially all of the assets and assumed certain liabilities of Unit Parts Company, which we refer to as UPC (see Note 3 to our condensed consolidated financial statements in Item 1). The assets and liabilities of UPC are included in our condensed consolidated balance sheet at September 30, 2005. The operating results of UPC for the period March 18 through September 30, 2005 are included in our condensed consolidated statements of operations and cash flows for the periods ended September 30, 2005 and are reflected in the Electrical aftermarket discussion of net sales and gross profit below.

Our results for the third quarter continue to be impacted by challenging issues in the automotive parts supply industry, including product price reductions attributable to intense competition and customer requirements, higher costs for commodities including steel, transportation and energy, lower customer production levels, and general uncertainty resulting from the Delphi bankruptcy and related matters. Future results may be affected by bankruptcies and labor disruptions at supplier and customers. Results of operations and cash flows for 2005 and 2004 also reflect the classification of our remanufactured transmission, retail gas engine and contract remanufacturing gas engine businesses as discontinued operations.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Sales

Product Categories	2005	2004	Increase/ (Decrease)	% Change
Automotive OEM	$80.6	$72.3	$8.3	11.5%
Heavy duty OEM	50.4	46.4	4.0	8.6
Electrical aftermarket	138.6	95.9	42.7	44.5
Powertrain	34.0	23.5	10.5	44.7
Core services	12.4	16.2	(3.8)	(23.5)

Total Net Sales	$316.0	$254.3	$61.7	24.3%

Automotive OEM net sales increased due to the ramp up of the alternator business and the impact of new business awards received in 2004, partially offset by price reductions and lower customer demand primarily in North America. Included in revenue is $1.2 million for new hybrid samples. Heavy-duty OEM sales increased due to continued strong demand from Class 5 – 8 truck customers. Year over year OEM sales were also favorably impacted by the weak U.S. dollar. Electrical aftermarket sales increased primarily as a result of the acquisition of UPC near the end of the first quarter of 2005. Net sales of UPC for the three months ended September 30, 2004, which were not included in our consolidated results for this period, were approximately $33.5 million. Powertrain sales increased due to higher diesel engine, parts and locomotive product volume. The year over year decline in third party sales in the core services business reflects soft market conditions.

Gross Profit

Gross profit of $44.5 million in the third quarter of 2005 declined $5.5 million, or 11.1%, compared with the third quarter of 2004, and as a percentage of net sales was 14.1% in 2005 compared with 19.7% in 2004. Automotive OEM gross profit declined $4.7 million due to price reductions, lower customer demand, higher material and fuel costs and adverse currency impact, partially offset by the ramp up of the alternator business and the impact of new business awards received in 2004. Heavy-duty OEM gross profit declined $5.9 million due to higher material and fuel costs, partially offset by increased sales volume. OEM gross profit was also negatively impacted on a year over year basis by launch costs associated with initial insourcing of components from Korean suppliers to our Mexican operations. Electrical aftermarket gross profit increased $5.5 million due to higher sales as a result of the UPC acquisition, partially offset by the impact of the soft market conditions and the additional cost of integrating the UPC acquisition. Powertrain gross profit increased $0.6 million primarily as a result of higher sales, partially offset by unfavorable product mix. Gross profit on core services decreased $1.0 million due to lower sales and unfavorable pricing.

Selling, General and Administrative Expenses

Selling, general and administrative, which we refer to as SG&A, expenses of $40.9 million in the third quarter of 2005 increased $13.2 million, or 47.6%, compared to the third quarter of 2004. As a percentage of net sales, SG&A expenses were 13.0% in the third quarter of 2005 compared with 10.9% in the third quarter of 2004. The increase was mainly due to unfavorable foreign exchange impact, an increase in the provision for bad debt expense as one core services customer filed for bankruptcy protection, an increase in non recourse accounts receivable factoring costs, non restructuring related severance and higher expenditures in systems, marketing initiatives and product engineering, in part required to support future business including developing samples for the new hybrid technology and expansion in China.

Restructuring Charges

In the third quarter of 2005, we recorded a restructuring charge of $2.1 million relative to: (i) a reduction in force at our headquarters in Anderson, Indiana, which was initiated in the third quarter of 2005; (ii) the 2003 closure of our starter and alternator manufacturing operations in Anderson, Indiana; and (iii) the consolidation of certain operations in Europe. This charge consisted of employee termination benefits, including early retirement, totaling $1.6 million and other costs of $0.5 million.

In the third quarter of 2004, we recorded a restructuring charge of $0.1 million, consisting primarily of employee termination benefits, relative to the closure of manufacturing operations in Anderson, Indiana and the closure and consolidation of our electrical aftermarket remanufacturing and distribution facilities in Reed City, Michigan.

Operating Income

Operating income of $1.5 million and $22.2 million in the third quarter of 2005 and 2004, respectively, reflects the net sales, gross profit, SG&A expense and restructuring charge factors discussed above.

Interest Expense

Interest expense of $18.0 million in the third quarter of 2005 increased $3.8 million from $14.2 million in the third quarter of 2004. This increase reflected $1.1 million of interest expense charged to continuing operations in 2005 that was charged to discontinued operations in 2004, a $1.1 increase due to increased borrowing on our senior credit facility (partially due to the UPC acquisition), which had been paid down in the third quarter of 2004 with proceeds on the sale of our remanufactured transmission business, a $0.6 million increase in interest on our Second Priority Senior Secured Floating Rate Notes and imputed interest of $0.9 million associated with our customer obligation liabilities, primarily related to the acquisition of UPC.

Income Taxes

Income tax expense on continuing operations of $10.8 million in the third quarter ended September 30, 2005 included a $6.7 million increase to the deferred tax valuation allowance and provision for foreign taxes of $4.1 million. Income tax expense on continuing operations of $3.4 million in the third quarter of 2004, consisted of provisions for domestic and state local taxes of $0.3 million and in foreign jurisdictions of $3.1 million.

In the fourth quarter of 2003, we recorded a charge of $28.3 million for a deferred valuation allowance for substantially all unreserved domestic income tax assets established prior to 2003. In the third quarter 2005, we recorded a charge of $6.7 million for a deferred tax valuation allowance for the remaining unreserved domestic income tax assets.

Minority Interest

Minority interest in income of subsidiaries of $0.6 million in the third quarter of 2005 and $0.8 million in the third quarter of 2004 consisted of minority shareholders’ interest in the earnings of our joint venture with International Truck and Engine Corporation and earnings of Hubei Delphi Automotive Generators Company, Ltd., which we refer to as Hubei.

Loss (Income) From Unconsolidated Joint Ventures

The income from unconsolidated joint ventures of $0.03 million in the third quarter of 2005 consisted of our share of income recorded by Sahney Paris Rhone Ltd., which we refer to as SPR. The income from unconsolidated joint ventures of $0.1 million in the third quarter of 2004 consisted of our share of income recorded by SPR, partially offset by losses recorded by iPower Technologies, L.L.C., which we refer to as iPower. Our share of losses for iPower recorded in 2004 reduced the carrying value of this investment to zero. Accordingly, we discontinued recognition of losses related to this joint venture effective in the fourth quarter of 2004. The business operations of iPower were assumed by our former joint venture partner in 2004.

Discontinued Operations

The loss from discontinued operations of $0.2 million in the third quarter of 2005 and $0.025 million in the third quarter of 2004 consisted of operating results recorded by our remanufactured transmission and contract and retail gas engine businesses. In the third quarter of 2005, we recorded an additional gain of $0.1 million relative to the sale of Tractech, Inc., which we refer to as Tractech, and Kraftube, Inc., which we refer to as Kraftube, in 2003. The $43.2 million net gain on the disposal of businesses in the third quarter of 2004 consisted of a $44.2 million estimated gain on the sale of Williams Technologies, Inc., which we refer to as Williams, and JAX Reman, L.L.C., which we refer to as JAX, an additional gain of $0.1 million on the sale of Tractech and Kraftube, a $0.6 million reduction of the loss on the discontinuance of our retail aftermarket gas engine business and an estimated loss of $1.8 million recorded on the disposition of AutoMatic Transmission International A/S, which we refer to as AMT.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Sales

Product Categories	2005	2004	Increase/ (Decrease)	%Change
Automotive OEM	$232.7	$228.9	$3.8	1.7%
Heavy duty OEM	151.6	135.5	16.1	11.9
Electrical aftermarket	376.8	316.4	60.4	19.1
Powertrain	105.6	70.1	35.5	50.6
Core services	43.2	44.4	(1.2)	(2.7)

Total Net Sales	$909.9	$795.3	$114.6	14.4%

Automotive OEM net sales increased due to the ramp up of the alternator business and the impact of new business awards received in 2004, largely offset by lower customer demand as a result of reduced production levels, primarily in North America, and price reductions. Heavy-duty OEM sales increased due to continued strong demand from Class 5 – 8 truck customers. Year over year OEM sales were also favorably impacted by the weak U.S. dollar. Electrical aftermarket sales increased as a result of the acquisition of UPC near the end of the first quarter of 2005, partially offset by the loss of a U.S. retail customer in mid 2004, soft market conditions and lower volume from General Motors Service Parts Organization, which we refer to as GM SPO. Net sales of UPC for the nine months ended September 30, 2004, which were not included in our consolidated results for this period, were approximately $99.0 million. Powertrain sales increased due to higher diesel engine, parts and locomotive product volume. The year over year decline in third party sales in the core services business reflects soft market conditions.

Gross Profit

Gross profit of $120.4 million in the first nine months of 2005 declined $34.2 million, or 22.1%, compared with the first nine months of 2004, and as a percentage of net sales was 13.2% in 2005 compared with 19.4% in 2004. Automotive OEM gross profit declined $28.4 million due to lower customer demand, higher material and fuel costs, price reductions and adverse currency impact, partially offset by the ramp up of the alternator business and the impact of new business awards received in 2004. Heavy-duty OEM gross profit declined $5.1 million due to higher material and fuel costs, partially offset by increased sales volume. OEM gross profit was also negatively impacted on a year over year basis by launch costs associated with initial insourcing of components from Korean suppliers to our Mexican operations. Electrical aftermarket gross profit decreased $3.5 million due to a charge of $6.0 million recorded in the second quarter of 2005 relative to a probable underpayment of U.S. duties on remanufactured starters and alternators imported into the U.S. in the years 2000 to 2004, start up and integration costs associated with the relocation of certain UPC assembly operations, the impact of soft market conditions and the additional cost of integrating the UPC acquistion, partially offset by higher sales as a result of the UPC acquisition. Powertrain gross profit increased $4.3 million primarily as a result of higher sales and cost improvements, partially offset by unfavorable product mix. Gross profit on core services decreased $1.5 million due to lower sales and unfavorable pricing.

Selling, General and Administrative Expenses

SG&A expenses of $104.5 million in the first nine months of 2005 increased $20.6 million, or 24.5% compared to the first nine months of 2004. As a percentage of net sales, SG&A expenses were 11.5% in the first nine months of 2005 compared with 10.6% in the first nine months of 2004. The increase was mainly due to unfavorable foreign exchange impact, an increase in the provision for bad debt expense as one core services customer filed for bankruptcy protection, an increase in non recourse accounts receivable factoring costs, non restructuring related severance and higher expenditures in systems, marketing initiatives and product engineering, in part required to support future business including developing samples for the new hybrid technology and expansion in China.

Restructuring Charges

In the first nine months of 2005, we recorded a net restructuring charge of $2.6 million relative to: (i) a reduction in force at our headquarters in Anderson, Indiana, which was initiated in the third quarter of 2005; (ii) the 2003 closure of our starter and alternator manufacturing operations in Anderson, Indiana; (iii) the closure and consolidation of our electrical aftermarket remanufacturing and distribution facilities in Reed City, Michigan; (iv) the consolidation of certain operations in Europe; and (v) a reduction in force subsequent to the ramp up of the insourcing activities mentioned above and continued implementation of lean manufacturing initiatives at our OEM operations in Mexico. This net charge consisted of employee termination benefits, including early retirements, totaling $3.0 million, other costs of $0.7 million and a $1.1 million credit for the reversal of accrued maintenance expenses reflecting our utilization of a previously idled Anderson, Indiana facility and the renegotiation of other maintenance agreements.

In the first nine months of 2004, we recorded a restructuring charge of $1.5 million relative to (i) the 2003 closure of our starter and alternator manufacturing operations in Anderson, Indiana; (ii) the closure and consolidation of our electrical aftermarket remanufacturing and distribution facilities in Reed City, Michigan; (iii) the consolidation of certain operations in Europe; (iv) continued implementation of lean manufacturing initiatives at our OEM operations in Mexico; and (v) the consolidation of our alternator and starter remanufacturing operations in Mississippi. The charge consisted of employee termination benefits of $0.7 million and other costs of $0.8 million.

Operating Income

Operating income of $13.2 million and $69.1 million in the first nine months of 2005 and 2004, respectively, reflects the net sales, gross profit, SG&A expense and restructuring charge factors discussed above.

Interest Expense

Interest expense of $50.9 million in the first nine months of 2005 increased $6.5 million from $44.4 million in the comparable period of 2004. This increase reflected $4.3 million of interest expense charged to continuing operations in 2005 that was charged to discontinued operations in 2004, the impact of interest on our $125.0 million Second Priority Senior Secured Floating Rate Notes and $150.0 million Senior Subordinated Notes issued in the second quarter of 2004 of $3.7 million and $4.4 million, respectively, and imputed interest of $1.8 million associated with our customer obligation liabilities, primarily related to the acquisition of UPC, recorded in the first nine months of 2005. These items were partially offset by the retirement of our $140.0 million Senior Subordinated Notes in the second quarter of 2004 ($5.9 million of interest recorded in the first nine months of 2004, including $1.3 million incurred for the period between the call and redemption dates) and other items, net, of $1.8 million. Interest expense on our senior credit facility was negatively impacted on a year over year basis by borrowings associated with the acquisition of UPC in 2005.

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

Income Taxes

Income tax expense on continuing operations of $12.4 million for the nine months ended September 30, 2005 included a $6.7 million increase to the deferred tax valuation allowance for unreserved domestic income tax assets, provisions for domestic state and local taxes of $0.4 million and taxes in various foreign jurisdictions of $5.3 million. Income tax expense on continuing operations of $4.4 million for the nine months ended September 30, 2004 consisted of provisions for domestic and state local taxes of $0.9 million and in foreign jurisdictions of $3.5 million.

In the fourth quarter of 2003, we recorded a charge of $28.3 million for a deferred valuation allowance for substantially all unreserved domestic income tax assets established prior to 2003. In the third quarter 2005, we recorded a charge of $6.7 million for a deferred tax valuation allowance for the remaining unreserved domestic income tax assets.

Minority Interest

Minority interest in income of subsidiaries of $2.7 million in the first nine months of 2005 consisted of minority shareholders’ interests in the earnings of our joint venture with International Truck and Engine Corporation and earnings of Hubei. Minority interest in the first nine months of 2004 of $2.1 million included minority shareholders’ interests in the earnings of our joint venture with International Truck and Engine Corporation and earnings of Hubei and Remy Mexico, S. de R.L. de C.V., which we refer to as RM. We purchased the remaining minority shareholders’ interest in RM effective in the second quarter of 2004 after finalization of the Mexico arbitration.

Loss (Income) From Unconsolidated Joint Ventures

The income from unconsolidated joint ventures of $0.2 million in the first nine months of 2005 consisted of our share of income recorded by SPR. The loss from unconsolidated joint ventures of $0.7 million in the first nine months of 2004 consisted of our share of losses recorded by Hitachi Remy automotive GmbH, which we refer to as Hitachi, and iPower, partially offset by income recorded by SPR. Our share of losses for Hitachi and iPower recorded in 2004 reduced the carrying value of these investments to zero. Accordingly, we discontinued recognition of losses related to these joint ventures effective in the fourth quarter of 2004. The business operations of iPower were assumed by our former joint venture partner in 2004.

Discontinued Operations

The loss from discontinued operations of $0.5 million in the first nine months of 2005 and income from discontinued operations of $1.0 million in the comparable period of 2004 consisted of operating results recorded by our remanufactured transmission and contract and retail gas engine businesses. In the second quarter of 2005, we completed the sale of our automatic transmission remanufacturing business, AMT. The estimated loss on the sale of this business of $2.2 million recorded in 2004 was reduced by $0.4 million in the second quarter of 2005 as a result of the sale. We recorded an additional gain of $0.4 million and $0.3 million in the first nine months of 2005 and 2004, respectively, relative to the sale of Tractech and Kraftube in 2003. In the third quarter of 2004, we recorded an estimated gain of $44.2 million on the sale of Williams and JAX and a $0.6 million reduction of the loss on the discontinuance of our retail aftermarket gas engine business.

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

Our principal sources of cash to fund our short-term liquidity needs consist of cash generated by operations and borrowings under our senior credit facility. The senior credit facility is collateralized by liens on substantially all of our assets and substantially all of the assets of our domestic and certain of our foreign subsidiaries and by the capital stock of such subsidiaries. In connection with the acquisition of UPC on March 18, 2005, we entered into Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement, which we refer to as the Amendment. Among other matters, the Amendment increased the maximum draw available (subject to a borrowing base calculation) under our senior credit facility from $120.0 million to $145.0 million, eliminated the Earnings Before Interest, Taxes, Depreciation and Amortization, which we refer to as EBITDA, and Fixed Charge covenants from the facility and extended the maturity of the facility to June 30, 2008 with provisions for annual extensions thereafter. At September 30, 2005, the rate for the revolving credit facility was 5.40%, borrowings were $72.4 million, and letters of credit totaled $7.0 million. Based on the collateral supporting the senior credit facility at September 30, 2005, $65.6 million was available, net of letters of credit. In addition, we had $26.3 million in cash at September 30, 2005.

We participate in programs that accelerate the collection of accounts receivable. Under these programs, we sell the accounts of certain of our customers to banks, on a non-recourse basis, at a discount. Included in these programs is a program we assumed in connection with our acquisition of UPC in the first quarter of 2005 and a new program started in the third quarter of 2005 that replaced the program (discontinued in May 2005) formerly referred to as the early pay plan. This new program resulted in approximately an $8.0 million decrease in accounts receivables at September 30, 2005, compared to June 30, 2005. As of September 30, 2005, the increase in receivables that would occur if these programs were discontinued was approximately $67.0 million.

The Company has taken various actions which we believe will improve our future operating results and cash flows. We believe that cash generated from operations, together with the amounts available under the senior credit facility and other borrowings, will be adequate to meet our debt service, capital expenditure, customer obligation, prior acquisition payment, restructuring and working capital requirements for at least the next twelve months, although no assurance can be given in this regard. We also continue to explore additional financing options, both in the U.S. and abroad, in an effort to further enhance liquidity.

Cash used in operating activities of continuing operations of $27.3 million in the first nine months of 2005 reflected a $6.6 million decrease in net working capital (consisting of accounts receivable,

inventory, accounts payable and other current assets and liabilities) from year end 2004 and cash restructuring payments of $4.2 million. Accounts receivable increased $14.8 million in the first nine months of 2005 due primarily to stronger heavy duty OEM, diesel engine and locomotive shipments. Inventories decreased $5.7 million in the first nine months of 2005 due primarily to strong heavy duty OEM shipments, partially offset by lower electrical aftermarket sales. Accounts payable increased $1.2 million from year end 2004. The net change in other current assets and liabilities of $14.6 million reflected timing of interest payments and the accrual of $6.0 million of duty expense in the second quarter of 2005 relative to a possible underpayment of U.S. duties on remanufactured starters and alternators imported into the U.S. in the years 2000 to 2004, partially offset by the payment of customer obligations. Total customer obligation payments in the first nine months of 2005 totaled approximately $15.0 million. Cash restructuring payments of $4.2 million in the first nine months of 2005 consisted of $3.0 million of employee termination benefits relative to the 2003, 2004 and 2005 restructuring actions and $1.2 million of other items. All other non-cash and reconciling items totaled $29.7 million.

Cash used in operating activities of continuing operations in the first nine months of 2004 of $15.9 million reflected a $44.3 million increase in net working capital from year end 2003 and cash restructuring payments of $7.8 million. Accounts receivable increased $12.3 million due primarily to stronger first and second quarter shipments, partially offset by an increase in accelerated collections under the receivables programs. Inventories increased $16.1 million in the first nine months of 2004 due to: (i) builds in support of anticipated higher future heavy duty original equipment sales; (ii) builds for the launch of an additional remanufactured diesel engine; and (iii) lower than expected electrical aftermarket sales during the second and third quarters. The net change in other current assets and liabilities of $15.6 million consisted primarily of payments totaling $13.6 million (including VAT of $1.8 million) made in connection with settlement of the services agreement component of the arbitration with the former minority shareholders of RM. Cash restructuring payments of $7.8 million consisted of $4.7 million and $1.6 million of employee termination benefits relative to the 2001 and 2003 and 2004 restructuring actions, respectively, and $1.5 million of other items. All other non-cash and reconciling items totaled $36.2 million.

Cash used in investing activities of continuing operations of $84.4 million in the first nine months of 2005 compares with cash provided of $62.8 million in the first nine months of 2004. Acquisition payments in the first nine months of 2005 consisted primarily of payments for the acquisition of UPC. Acquisition payments in the first nine months of 2004 consisted of earn-out payments relative to the 2000 acquisition of M&M Knopf Auto Parts, Inc. ($13.4 million), the final cash payment on notes issued in 2002 in connection with the acquisition of Remy Korea Limited ($4.9 million), purchase of the remaining shares from the minority shareholders of the Mexico joint venture ($5.5 million) and the acquisition of certain parts of the Delphi Corporation alternator business in the fourth quarter of 2002 ($1.0 million). In the second quarter of 2005, we recorded a cash receipt of $0.2 million on the sale of AMT. Cash proceeds on the sale of Tractech and Kraftube of $0.4 million and $0.3 million were recorded in the nine months of 2005 and 2004, respectively. In the third quarter of 2004, we recorded proceeds on the sale of Williams and JAX of $102.7 million, net of taxes and deal-related costs. Capital expenditures in both 2005 and 2004 were primarily for production, engineering and distribution equipment and a new global Enterprise Resource Planning system. These expenditures include investments associated with the launch of new products, recently awarded business wins and establishment of new technology centers in Europe and Asia.

Cash provided by financing activities of continuing operations of $76.9 million in the first nine months of 2005 consisted primarily of borrowings under our senior credit facility. Cash provided by financing activities of continuing operations of $5.1 million in the first nine months of 2004 consisted of proceeds from the issuance of long-term debt, payments for the retirement of long-term debt and the payment of financing costs in connection with our refinancing in the third quarter of 2004. Excluding the refinancing actions, net repayments under our senior credit facilities and other debt were $56.5 million. Also during the first quarter of 2004, $1.0 million in cash dividends were paid to the minority shareholders of Hubei.

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

Contractual Obligations and Contingent Liabilities and Commitments

Our contractual obligations as of September 30, 2005 are provided in the following table (dollars in millions):

	Payments Due by Period
Contractual Obligations	Total	Balance of 2005	2006 - 2008	2009 - 2010	After 2010
Long-Term Debt(1)	$696	$5	$249	$292	$150
Customer Obligations(2)	59	4	33	14	8
Capital Lease Obligations	14	—	6	5	3
Pension Funding(3)	1	1	—	—	—
Other Post Retirement Benefits Funding	10	—	3	2	5
Operating Leases	56	3	27	13	13
Acquisition Payments(4)	5	—	5	—	—
Employee Termination Benefits	11	1	10	—	—
Other	4	—	3	—	1

Total Contractual Cash Obligations	$856	$14	$336	$326	$180

(1)	These amounts include indebtedness outstanding under our senior notes, senior subordinated notes, senior secured floating rate notes and other debt.
(2)	Reported at present value.
(3)	Amounts beyond 2005 are not currently estimable.
(4)	Payments in connection with the acquisition of Delphi Corporation’s light vehicle alternator business, including purchasing its machinery and equipment.

With respect to capital expenditures, we expect spending in the last three months of 2005 to approximate $10 million.

In addition to the contractual obligations disclosed above, we also have a variety of other contractual agreements related to the procurement of materials and other commitments. With respect to these agreements, we are not subject to any contracts that commit us to significant non-cancelable commitments. With respect to agreements related to the procurement of inventory used in our manufacturing and remanufacturing processes, we had approximately $80 to $90 million of open purchase orders at September 30, 2005.

Seasonality

Our business is seasonal, as our major OEM customers historically have one to two week shutdowns of operations during July and December. Our sales results in the third and fourth quarters reflect the effects of these shutdowns. Our working capital requirements also are affected by seasonality, as we build inventory for the summer sales months in the aftermarket. Typically our working capital requirements are highest from April through August and the change from the highest month to the lowest month (typically December) for accounts receivable, inventory and accounts payable has averaged approximately $40.0 million over the past three calendar years, excluding UPC.

Foreign Operations

Approximately 26% of our net sales in the nine months ending September 30, 2005 were derived from net sales made in foreign countries. We have manufacturing and other operations located in certain foreign countries. We also source components and products from our operations and other suppliers based in foreign countries. Because of these foreign sales and operations, our business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, transportation and delivery risks, compliance with foreign laws and other economic and political uncertainties.

Forward-Looking Statements

From time to time, we make oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, which we refer to as the Act, or by the Securities and Exchange Commission, which we refer to as the SEC, in its rules, regulations and releases. We desire to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to our future performance contained in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2004, and in other filings with the SEC. Any statements set forth in writing or orally by us, other than statements of current or historical fact, may constitute forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will” and similar expressions. We caution readers that forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results and performance to differ materially from any future results or performance expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

•	uncertainty of future financial results;

•	acquisitions;

•	additional financing requirements;

•	development of new products and services;

•	the effect of competitive products or pricing;

•	costs and difficulties related to integrations of acquired businesses;

•	pending and future legal proceedings, including environmental regulatory matters;

•	reliance upon or loss of a major customer;

•	international operating and supply risks;

•	weather conditions, including their impact on demand for our aftermarket products;

•	raw material and energy costs, including the cost of steel and availability;

•	foreign exchange rate changes;

•	transportation and related fuel costs;

•	effectiveness of restructuring and cost saving initiatives;

•	labor relations;

•	the ability to obtain and maintain adequate prices for our products;

•	our substantial indebtedness and limitations under debt agreements;

•	costs and risks relative to enterprise resource planning implementations;

•	customs duties claims;

•	costs related to re-sourcing and outsourcing products;

•	costs for pension and post retirement benefit plans;

•	the effect of economic conditions and other uncertainties, including the current conditions in the markets for OEM and Aftermarket products

•	Bankruptcy filings, financial uncertainties and labor disruptions affecting suppliers and customers.

Due to these uncertainties, we cannot assure readers that any forward-looking statements will prove to have been correct. Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that May Affect Future Results

We believe that results for the remainder of 2005 will continue to be negatively impacted by lower demand year over year in the North American car and truck market, pricing pressures and reductions, higher commodity and fuel costs, adverse currency fluctuations and investments in engineering and systems. We will continue our efforts to improve productivity and reduce costs.

In connection with the restructuring actions initiated in 2004 and 2005, we currently expect to record additional restructuring charges of approximately $3.0 million to $5.0 million during the last three months of 2005. These actions may also impact other operating expenses during 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2005, there have been no material changes in our market risk exposure as described in Item 7A contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

(a)	The Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting it to material information required to be included in the Company’s periodic SEC reports.

(b)	Our evaluation did not include the disclosure controls and procedures of the acquired operations of UPC, which are included in the Company’s consolidated financials statements as of September 30, 2005 and for the period from March 18, 2005 through September 30, 2005. Other than this acquisition, there have been no significant changes during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently implementing a global Enterprise Resource Planning system. During the nine months ended September 30, 2005 the Company began and substantially completed the implementation at its facilities in Mexico.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal actions in the normal course of our business, including those related to commercial transactions, product liability, safety, health, taxes, environmental and other matters.

UAW Litigation

On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”) and its Local Union 662 filed suit against the Company and Remy, Inc. (“RI”), in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits plan (“SUB plan”). The plaintiffs allege that the SUB plan provides supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20.0 million for employees who were terminated as a result of the closure of RI’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also seek to enforce terminated provisions of a health care program, which the plaintiffs allege provides the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify RI’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003 to which the Company filed an answer on July 24, 2003. Motions for summary judgment filed by the parties were denied by the court in September 2005. The trial is scheduled for February 2006. The Company denies the material allegations of the complaint, denies any wrongdoing and intends to defend itself vigorously, but is unable to predict whether the proceedings will have a material adverse effect on the Company.

Prison Labor Matter

In January 2004, a class action on behalf of all prisoners who worked in a South Carolina Department of Corrections (“SCDC”) Services Training Program at Lieber Correctional Institute was brought against the SCDC and our former subsidiary Williams Technologies, Inc. (“Williams”), which was sold to Caterpillar, Inc., in September 2004. The Plaintiffs claim that (a) they should have been paid industry prevailing wage under a South Carolina prison industries authorization statute, (b) the SCDC and Williams violated the Payment of Wages Act and (c) the SCDC and Williams committed a tort under the South Carolina Tort Claims Act. Under the terms of the sale, the Company retained liability and responsibility for this claim. The Circuit Court for Dorchester County granted summary judgment to the Company on April 21, 2005, and decertified the Plaintiff class. Plaintiffs filed a Notice of Appeal with the Court on May 24, 2005, and a due date for filling their Appeal Brief has not yet been set. The Company continues to deny the material allegations of the complaint and any wrongdoing and intends to defend itself vigorously, but is unable to predict whether the proceedings will have a material adverse effect on the Company.

Import/Export Matters

The Company continues to expand globally to take advantage of global economic conditions and related cost structures. The Company is subject to various duties and import/export taxes. The Company is in the process of reviewing its import/export processes in North America, Europe and parts of Asia to verify the appropriate import duty classification, value and duty rate, including import value added tax. As part of this review process, the Company identified a potential exposure related to customs duties in the United States. On resolution of these interpretations, duties due from the Company will range from $0 to $12.2 million. The Company has accrued approximately $8.1 million related to this issue.

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

Franklin Power Products Facility

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance (the “Order”) from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. has installed wastewater treatment equipment and is in compliance with the terms of the Order and has eliminated the discharge. In July 2004, the Company and Franklin Power Products, Inc. entered into an agreement with the U.S. Department of Justice on behalf of the EPA, which tolled the statute of limitations on the EPA’s potential claim for penalties. Since that time, the Company has been cooperating with the EPA by providing additional information and has entered into settlement negotiations with the EPA and the Department of Justice. On resolution of these negotiations, the amount due from the Company will range from $.2 million to $2.4 million. The accompanying consolidated financial statements reflect an estimated liability of approximately $.2 million related to this issue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Jeffrey Potrzebowski, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Jeffrey Potrzebowski, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMY INTERNATIONAL, INC.
(Registrant)

Date: November 11, 2005	By:	/s/ Jeffrey Potrzebowski
Jeffrey Potrzebowski
Senior Vice President and
Chief Financial Officer

Date: November 11, 2005	By:	/s/ Amitabh Rai
Amitabh Rai
Vice President and Corporate Controller
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Jeffrey Potrzebowski, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Thomas J. Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Jeffrey Potrzebowski, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.