Form 10-K
period 2005-12-31
REMY INTERNATIONAL, INC.
filed 2006-03-31
CIK 1046859

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) of the

SECURITIES EXCHANGE ACT OF 1934

☒ANNUAL	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER AS DEFINED IN RULE 405 OF THE SECURITIES ACT.

YES ☐                          NO ☒

INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE ACT.

YES ☐                          NO ☒

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON- ACCELERATED FILER. SEE DEFINITION OF “ACCELERATED FILER AND LARGE ACCELERATED FILER” IN RULE 12B-2 OF THE EXCHANGE ACT. (CHECK ONE)

☐ LARGE ACCELERATED FILER         ☐ ACCELERATED FILER         ☒ NON- ACCELERATED FILER

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

Outstanding as of March 15, 2006
Common Stock — Class B	2,503,024.48

DOCUMENTS INCORPORATED BY REFERENCE: None.

REMY INTERNATIONAL, INC.

FORM 10-K

DECEMBER 31, 2005

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

From time to time, Remy International, Inc. (the “Company” or “we”) makes oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, which we refer to as the Act, or by the Securities and Exchange Commission, which we refer to as the SEC, in its rules, regulations and releases. We desire to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to our future performance contained in this Form 10-K and in other filings with the SEC.

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

We caution readers that any such forward-looking statements are based on assumptions that we believe are reasonable, but are subject to a wide range of risks including, but not limited to, risks associated with the uncertainty of future financial results and liquidity, the incremental liquidity provided by the term loan is subject to borrowing base and other limitations on the Company’s ability to borrow under it’s revolving credit facilities or otherwise, dispositions, acquisitions and integration costs, additional financing requirements, development of new products and services, the effect of competitive products or pricing, costs and difficulties related to integration of acquired businesses, pending and future legal proceedings, including environmental regulatory matters, reliance upon or loss of a major customer, international operating and supply risks, weather conditions, including their impact on demand for our aftermarket products, commodity, raw material and energy costs, including the cost and availability of steel, environmental regulatory matters, foreign exchange rate changes, transportation and related fuel costs, effectiveness of restructuring and cost saving initiatives, labor relations, the ability to obtain and maintain adequate prices for our products, our substantial indebtedness and limitations under debt agreements, costs for pension and post retirement benefit plans, the effect of economic conditions and other uncertainties. Due to these uncertainties, we cannot assure readers that any forward-looking statements will prove to have been correct and we do not intend to review or update any particular forward-looking statement in light of future events.

ITEM 1	BUSINESS

We are a leading global manufacturer and remanufacturer of aftermarket and original equipment electrical components and aftermarket powertrain components for automobiles, light trucks, hybrid propulsion systems, heavy-duty trucks, industrial, construction and agricultural applications and other heavy-duty applications. We sell our products worldwide primarily under the “Remy” brand name, first used in 1896, the “Delco Remy” brand name, first used in 1918, the “World Wide Automotive” brand name, first used in 1986, and our customers’ widely recognized private label brand names. Our products include starters, alternators, engines, turbo chargers, locomotive power assemblies and fuel systems. We also provide exchange services for used components, commonly known as cores, for remanufacturers. In 2005, approximately 58% of our sales were to the aftermarket and approximately 42% were to the original equipment market. We supply our highly engineered products to customers, principally in North America, Europe, South America, Latin America and Asia.

We believe we are North America’s largest producer of remanufactured starters and alternators for the aftermarket. Remanufacturing is a process through which cores are disassembled into their sub-components, cleaned, inspected, combined with new subcomponents, reassembled into finished products and tested to original equipment specifications. We believe remanufactured products can be produced at a lower cost than a traditionally manufactured product, and with higher quality than an individually repaired product. Our aftermarket business benefits from the non-deferrable nature of the repairs for which many of our products are used. We believe we are North America’s largest supplier of original equipment starters for automobiles and light trucks and starters and alternators for heavy-duty vehicles.

At the time of our separation from GM in August 1994, we were predominantly a North American original equipment manufacturer, with over 56% of our fiscal year 1995 sales derived from GM. Through strategic capital investments, acquisitions, organic growth and facility and workforce rationalization, we have become a low cost, global manufacturer and remanufacturer with a business and product mix between the aftermarket and original equipment market. Since fiscal year 1995, we have increased our sales, broadened our product line, expanded our manufacturing and remanufacturing capabilities, diversified our customer base and end markets, lowered our cost base and extended our participation in international markets.

Industry Overview

Our business is influenced by the underlying trends in the automobile, light truck, heavy-duty truck, construction and industrial markets. However, we believe that we have been able to balance the cyclical nature of our businesses with the diversity of original equipment manufacturing, which we refer to as OEM, markets between the automotive, heavy duty truck and industrial markets, as well as by focusing on our remanufacturing capabilities and our aftermarket business.

Aftermarket

The aftermarket produces and sells new and remanufactured parts used in the maintenance and repair of automobiles, trucks and other vehicles.

Aftermarket parts are supplied principally through three distribution channels:

•	car and truck dealers that obtain parts through their OEM parts organizations (e.g., GM Service Parts Operations, which we refer to as GM SPO, Ford Parts and Service Division, Freightliner, Caterpillar Service Parts, and International Truck Parts Organization) or directly from an OEM-authorized remanufacturer;

•	retail automotive parts chains and mass merchandisers; and

•	independent warehouse distributors and jobbers who supply independent service stations, installers, specialty and general repair shops, farm equipment dealers, car dealers and small retailers.

We believe that the aftermarket and our opportunity in the aftermarket have been, and will continue to be, impacted by the following trends:

•	the increasing number and average age of vehicles in use and the number of miles driven annually;

•	the increasing demands of customers that their aftermarket suppliers meet high quality and service standards;

•	the increasing use of remanufactured parts for OEM warranty and extended service programs, especially on larger, more complex components such as engines and fuel system components;

•	the growth and consolidation of large retail automotive parts chains and warehouse distributors requiring larger, nationally capable suppliers;

•	the increasing engine output and durability demands related to the high temperatures at which engines operate;

•	the increased high-technology content of replacement components, which requires more factory manufacturing, compared with in-vehicle repair;

•	the increasing service lives of automotive parts;

•	the increasing demands by customers to have the supplier offer vendor managed inventory and related financing; and

•	the increasing competition from Asia.

Recently, several large retail automotive parts chains offering a broad range of new and remanufactured products have experienced growth at the expense of small, independent retail and wholesale stores as they implement strategies to take advantage of their economies of scale in addressing the needs of the traditional/commercial market. We believe retail chains generally prefer to deal with large, national suppliers capable of meeting their cost, quality, volume and service requirements.

OEM Markets

The OEM market consists of the production and sale of new component parts for use in the manufacture of new vehicles. The OEM market includes two major classes of customers:

•	automobile and light truck manufacturers, hybrid propulsion system, marine and industrial manufacturers; and

•	heavy-duty truck and engine manufacturers and other heavy-duty vehicle manufacturers.

The OEM market has been impacted by fundamental changes in the OEMs’ sourcing strategies. OEMs are consolidating their supplier base, demanding that their suppliers provide technologically advanced product lines, greater systems engineering support and management capabilities, just-in-time sequenced delivery and lower system and component costs. OEMs are requiring that their preferred suppliers establish global production capabilities to meet their needs as they expand internationally and increase platform standardization across multiple markets. As OEM global alliances increase, global pricing for automotive components has been the norm. China and India sourcing is anticipated to continue to have an effect on the global OEM market and the related components industry in both regional and global markets. OEMs continue to outsource component manufacturing in response to competitive pressures on OEMs to improve quality and reduce capital outlays, production costs, overhead and inventory levels.

Business Strategy

Focus on Operating Efficiency and Reinvestment for Growth

We will drive productivity while reinvesting for sustained future growth. In 2003, we closed six manufacturing facilities and transferred production to lower cost facilities primarily in Mexico, South Korea, China, Poland, Brazil and Hungary. We are using lean manufacturing principles and global purchasing initiatives to improve our operating cash flow. We have invested in regional technical centers in the United States, Europe and Asia. These centers include a broad range of on-site engineering, purchasing, supplier development and product testing operations designed to provide quick-to-market, leading-edge products and stronger customer relationships for Remy, Delco Remy and World Wide Automotive branded products.

Enhance our Share in the Electrical Remanufacturing Market

In 2005, we increased our share of the electrical remanufacturing market through our acquisition of Unit Parts Company, which we refer to as UPC. The use of remanufactured components for warranty and extended service repairs is common practice as OEMs have sought to reduce warranty and extended service costs by using remanufactured components. These components offer the same degree of quality and reliability as OEM products at a lower cost. This trend has also resulted in independent aftermarket customers requiring higher quality standards for remanufactured products.

Increase our Share in the Global Original Equipment Market

Following the 2003 acquisition of Delphi Corporation’s light vehicle alternator business, we have significantly increased our share in the original equipment market, particularly in the European and Asian light vehicle markets, where customers increasingly look for suppliers with both starter and alternator technology. We are in the process of developing and expanding our infrastructure in Europe and Asia to support additional business. We also expect to benefit from anticipated growth in Latin America, Eastern Europe and Asia Pacific, where demand for light vehicles is expected to increase.

We have formed a wholly foreign-owned enterprise, Remy Electricals (China) Company Limited, in Shajing in the Guangdong Province of China, to expand our manufacturing capabilities in China. The new facility began operations in the second quarter of 2005 and is designed to meet new business demand in China’s emerging markets. We are investing in China to transfer our new global technologies, equipment and best-in-class quality for the OEM vehicle platforms in Asia.

Existing facilities in China include an alternator operation, Remy Electricals Hubei Company, Ltd., in Jingzhou, Hubei Province, which we acquired from Delphi Corporation in March 2003. We established a Shanghai Representative Office in March 2003 that is the base for our domestic sales and purchasing activity.

Capitalize on Growth in the Heavy Duty Truck Market

We intend to capitalize on the robust original equipment market and aftermarket for heavy-duty truck components. Heavy Duty OEM sales increased in 2005 due to strong industry demand from North American Class 5-8 customers. Demand in North America is expected to remain strong in 2006. This demand is expected to decline in 2007, due to a change in engine requirements, but is anticipated to return to positive volume trends in 2008 and 2009. We believe that the demand for original equipment heavy-duty truck replacement components is expected to grow over the next few years.

We are also investing in the heavy-duty production capacity in China in response to the expanding demand for components used by trucks, construction, agriculture and off-road vehicles resulting from a growing economy. As the largest supplier of original equipment and aftermarket starters and alternators to the North American heavy-duty truck market, we believe we are well positioned to benefit from these positive trends.

Technologically Advanced Products

We continue to produce technologically advanced products by regularly enhancing our technology and product line.

We have developed several new high technology products for hybrid electric vehicles and have secured production programs for these products. We are a supplier of electrical components for Hybrid Electric Vehicles, which we refer to as HEVs. HEVs use a combustion engine (diesel or gas) along with electric motor(s) for a variety of functions. HEVs never need to be plugged into an electrical outlet and are not limited by range like an electric vehicle. HEVs can provide improved fuel economy, increased vehicle acceleration and reduced exhaust emissions. The growing demand for HEVs increases the requirements for power generation and motor propulsion, our core competencies.

We are the current supplier for the Allison Hybrid Bus Motors, which have been in production since November of 2003. The 250 GM hybrid buses equipped with these units in Seattle, Washington save the equivalent of 750,000 gallons of fuel each year. We are scheduled to launch an automotive hybrid program by the end of 2006 and another significant hybrid program in 2007.

We are also in various stages of development and introduction on a number of other new products including:

•	a new family of gear reduction starters for the heavy duty truck and industrial markets;

•	a new line of alternators specifically tailored to the requirements of the latest heavy-duty engine technology; and

•	a new family of light duty passenger car / light truck alternators.

Products

Our product line includes a diverse range of manufactured and remanufactured products for the aftermarket and OEM markets, which we sell under the “Delco Remy” brand name, the “World Wide Automotive” brand name, the “Remy” brand name or under our customers’ private-label brand names. We also provide core acquisition services for third party aftermarket remanufacturers as well as our own subsidiaries. Our product line is classified into five product categories: automotive OEM, heavy-duty OEM, electrical aftermarket, powertrain, and core services.

The following table sets forth the approximate composition by product category of our revenues for the fiscal years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31
Product Categories	2005	2004	2003
Automotive OEM	26.2%	29.1%	27.2%
Heavy-duty OEM	16.1	17.2	15.0
Electrical aftermarket	41.3	38.9	43.8
Powertrain	11.8	9.2	7.3
Core services	4.6	5.6	6.7
Total	100.0%	100.0%	100.0%

Products within the automotive OEM and heavy-duty OEM categories include manufactured starters and alternators. Our starters and alternators are used in automobiles, light trucks, heavy-duty trucks, industrial, construction and agricultural applications and other heavy-duty applications by OEMs globally and are also used in marine and industrial applications.

Products within the electrical aftermarket include remanufactured and new starters and alternators. Products within the powertrain category include primarily remanufactured diesel engines, fuel injectors, injection pumps, fuel pumps, fuel valves, turbo chargers and locomotive power assemblies and engine components. Products within the core services category include core acquisition services.

Research and Development

Our engineering staff works both independently and with OEMs to design new products, improve performance and technical features of existing products and develop methods to lower manufacturing costs. In support of our engineering efforts, we have formed technical alliances with engineering and technology firms to identify long-term engineering opportunities. We will be launching our first application of a family of belt driven alternator starters, which we refer to as BAS, for hybrid gas applications.

We won business with Allison Electric Drive, a unit of GM Powertrain, for the electric machine integral to the development of the transmission used in hybrid vehicles and have been in production since November 2003. We have plans to expand this product line to include similar products for higher volume automotive applications.

Consistent with our strategy to introduce technologically advanced and improved products, we spent approximately $23.3 million in 2005, $19.3 million in 2004, and $15.9 million in 2003 on research and development activities including program engineering.

Customer funded R&D expenses were approximately $2.0 million, $1.8 million and $1.3 million for the years December 31, 2005, 2004, and 2003, respectively.

Customers

Our principal customers include automotive and heavy-duty OEMs, OEM dealer networks, leading automotive parts retail chains and warehouse distributors. Our major customers include Advance Auto Parts, AutoZone, Canadian Tire, Caterpillar, CSK Automotive, Cummins, DaimlerChrysler, Freightliner, GM, Hyundai, International Truck and Engine Corporation, Kia Motors, O’Reilly’s Auto Parts, PACCAR, Pep Boys and Volvo/Mack Trucks.

We have long-term agreements, with terms typically ranging from three to five years, to supply products to GM, DaimlerChrysler Commercial Trucks, Volvo/Mack Trucks and several aftermarket customers. In 2005, total sales to GM and related affiliates accounted for approximately 22% of our sales and International Truck and Engine accounted for approximately 12% of our sales. No other customer accounted for more than 10% of consolidated net sales.

In connection with our separation from GM in July 1994, GM entered into long-term contracts with us to purchase 100% of its North American requirements for automotive starters (other than for Saturn and Geo) and 100% of its U.S. and Canadian requirements for heavy-duty starters and alternators at fixed prices which are scheduled to decline over the life of the contracts. GM’s obligations to purchase our automotive starters and heavy-duty starters and alternators under these agreements are subject to those products remaining competitive as to price, technology and design. In 1999, we extended the terms of these agreements with GM for us to supply automotive starters to July 31, 2008. In April 2002, we reduced our prices in accordance with the competitive clause of the original agreement. Subsequently, further price reductions have been negotiated consistent with the agreement. The supply agreement relating to heavy-duty products terminated on July 31, 2000, although we continue to supply GM with heavy-duty products.

In 1994, GM also entered into a long-term contract with us to distribute exclusively our automotive aftermarket products. In April 2002, we reduced our prices in accordance with the competitive clause of the original agreement. This agreement terminates on July 31, 2008.

Distribution

We have an extensive distribution and logistics network which reflects our global manufacturing footprint.

We employ a direct sales force, which develops and maintains sales relationships with major North American truck fleet operators as well as our OEM, retail, warehouse, distributor and aftermarket customers.

Competition

The automotive components market is highly competitive. Competition is based primarily on quality of products, service, delivery, technical support and price. Most OEMs and aftermarket distributors source parts from more than one supplier and we compete with a number of companies who supply automobile manufacturers throughout the world. In the automotive market, our principal competitors include BBB, Bosch, Denso, Hitachi, Mitsubishi, Motorcar Parts of America, Rayloc, Valeo and Visteon. In the heavy-duty truck market, our competitors include Bosch, Denso, Mitsubishi and Prestolite. In the powertrain category, our principal competitors include Cummins, Caterpillar and Jasper Engine.

Patents, Trademarks and Licenses

Pursuant to a Trademark License Agreement between us and GM, GM granted us an exclusive license to use the “Delco Remy” trademark on and in connection with automotive starters and heavy-duty starters and alternators until July 31, 2004, extendable indefinitely at our option upon payment of a fixed $0.1 million annual licensing fee to GM. We have also been granted a perpetual, royalty-free license to use the “Remy” trademark. The “Delco Remy” and “Remy” trademarks are registered in the United States, Canada and Mexico and in most major markets worldwide. GM has agreed with us that, upon our request, GM will register the trademarks in any jurisdiction where they are not currently registered.

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

In 2004, we signed an exclusive technology license with Visteon. The technology is applicable to high efficiency/ power density alternators that are extremely quiet.

We own and/or have obtained licenses to various domestic and foreign patents and patent applications related to our products and processes. The patents expire at various times over the next 17 years. While these patents and patent applications in the aggregate are important to our competitive position, no single patent or patent application is material to us.

Purchased Materials

Our global sourcing strategy will identify and develop a global supply base that delivers best in class quality, cost and technology for our products and services. This strategy will achieve an appropriate balance of global and regional suppliers. The strategy drives the focus to “point-of-use” sourcing, utilizing value stream principles and developing standardized processes to arrive at decisions that result in the lowest total cost in materials, freight and logistics for our global locations.

Principal purchased materials for our business include: aluminum castings, gray and ductile iron castings, armatures, solenoids, copper wire, injectors, electronics, steel shafts, forgings, bearings, commutators, pumps and carbon brushes. All materials are readily available from multiple suppliers. We do not currently foresee difficulty in obtaining adequate inventory supplies. We generally follow the North American industry practice of passing on to our original equipment customers the costs or benefits of fluctuation in copper and aluminum prices on a monthly, annual or semi-annual basis. In some cases, steel price fluctuations are not passed on to our customers. Over the last 12-18 months, the industry has been significantly affected by increasing commodity costs brought on by the high demand of emerging economies in countries such as China and India.

Due to the existing mix of our manufacturing and vendor base, we have been negatively impacted by the weakening US dollar, primarily against the Korean Won. The impact was mitigated by the implementation of the “point-of-use” sourcing strategy but not to the extent necessary to keep pace with the degree of change during 2005.

Employees

As of December 31, 2005, Remy employed 7,971 people, of which 1,622 were salaried and administrative employees and 6,349 were hourly employees. Approximately 2,485 of our employees are based in the United States. A total of 3,920 of our employees globally are primarily represented by required work’s councils.

As of December 31, 2005, approximately 272 of our hourly employees at Remy Hungary are affiliated with the Hungarian Vasas Workers Union or Fuggetlen Szakszervezetek Demokratikus Ligaja. The collective bargaining agreement has not yet been finalized.

As of December 31, 2005, approximately 280 of our hourly workers at our Polish facilities are affiliated with the Intercompany Trade Union or the Intercompany Union Organization NSZZ Solidarity Union. Agreements with these unions were signed on August 23, 2000 and are perpetual.

As of December 31, 2005, approximately 950 of our hourly employees at Remy Remanufacturing de Mexico are affiliated with the Confederacion Regional Obrera Mexicana. Agreements with this union expire on January 31, 2007.

As of December 31, 2005, approximately 1,386 hourly employees at Remy Componentes S de R.L. de C.V. are affiliated with the Confederacion Regional Obrera Mexicana. These employees are contracted from another wholly owned service company that has union agreements expiring on January 31, 2007.

As of December 31, 2005, approximately 375 of our hourly workers at the Piedras Negras facility are affiliated with Confederacion Revolucionaria de Obreros y Campesinos, lo. de Mayo. Agreements with this Union renew annually in March.

As of December 31, 2005, approximately 294 of our hourly workers at our Guadalajara facility are affiliated with the Syndicate of Workers in the Repair and Construction of Tools of Metal and Wood. Agreements with this union are renewed annually in January.

As of December 31, 2005, approximately 363 of our hourly workers in Oklahoma are affiliated with the United Food and Commercial Workers Union, Local 1000, Dallas. Agreements with this union expire March 1, 2009.

We are not aware of any current efforts to organize the employees in our other facilities. There can be no assurance that there will not be any labor union efforts to organize at facilities that are not currently unionized. We believe that our relations with our employees are satisfactory.

Foreign Operations

Information about our foreign operations is set forth in tables relating to geographic information in Note 19 to our consolidated financial statements, “Business Segments and Geographic Area Information” in Item 8.

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

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. has installed wastewater treatment equipment and is in compliance with the terms of the order and has eliminated the discharge. In July 2004, we and Franklin Power Products, Inc. entered into an agreement with the U.S. Department of Justice on behalf of the EPA, which tolled the statute of limitations on the EPA’s potential claim for penalties. Since that time, we have been cooperating with the EPA by providing additional information and entered into settlement negotiations with the EPA and the Department of Justice. For more information see Note 18 to our consolidated financial statements.

Backlog

The majority of our products are not on a backlog status.

Seasonality

Our business is seasonal, as our major North American OEM customers historically have one to two week shutdowns of operations during July and December. Our sales results in the third and fourth quarters reflect the effects of these shutdowns. Our working capital requirements also are affected by seasonality, as we build inventory for the summer sales months in the aftermarket. Typically our working capital requirements are highest from April through August and the change from the highest month to the lowest month (typically December) for accounts receivable, inventory and accounts payable has averaged $45.9 million over the past three years. Refer to Note 22 to our consolidated financial statements in Item 8, which presents certain quarterly (unaudited) financial information.

Acquisitions

On March 18, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of UPC. UPC is a major supplier to the automotive aftermarket for new and remanufactured starters and alternators, offering custom branding, packaging and logistics solutions as well as complete engineering and support services. For more information see Note 3 to our consolidated financial statements in Item 8.

In the third quarter of 2005, the Company made additional cash payments totaling $0.3 million relative to the acquisition of Delphi Corporation’s (“Delphi”) light vehicle alternator business.

In the second quarter of 2005, the Company made a final cash earn-out payment of approximately $0.4 million relative to the 2000 acquisition of M&M Knopf Auto Parts, L.L.C. (“Knopf”).

Discontinued Operations

In the second quarter of 2005, we completed the sale of substantially all assets and the assignment of certain liabilities of our automatic transmission remanufacturing business, AutoMatic Transmission International A/S (“AMT”), based in Soborg, Denmark, for approximately $0.2 million in cash. The estimated loss on disposal of $2.2 million recorded in 2004 was reduced by $0.4 million in the second quarter of 2005 as a result of the sale. The cash proceeds and loss on disposal are subject to future adjustment. This business was classified as a discontinued operation in the Company’s consolidated financial statements effective in the third quarter of 2004 upon completion of the plan of disposal.

During the fourth quarter of 2005, the Company completed the closure of its Powrbilt Products operations in Mansfield, Texas.

ITEM 1A RISK	FACTORS

Our substantial indebtedness could adversely affect our financial position, limit our available cash and our access to additional capital and prevent us from growing our business.

We have a substantial amount of indebtedness. As of December 31, 2005, we had total debt (consisting of the aggregate amounts outstanding under our senior secured credit facility, 2nd lien floating rate notes, senior notes, senior subordinated notes, notes payable, capital leases, and other indebtedness) of approximately $741.7 million, $234.2 million of which was first-lien and second-lien secured debt and effectively senior to our $145.0 million senior notes and our $314.1 million senior subordinated notes. Also included in the total debt as of December 31, 2005, were capital lease obligations of approximately $8.1 million and additional domestic and international debt obligations of approximately $40.3 million, some of which is secured by the collateral of some of our international subsidiaries.

The level of our indebtedness could have important consequences, including:

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increasing the amount of interest expense that we have to pay, because certain of our borrowings are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

•	increasing our vulnerability to adverse general economic or industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;

•	impairing our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions, general corporate purposes or other purposes;

•	preventing us from raising the funds necessary to repurchase all notes tendered to us upon the occurrence of changes of control in our ownership, which would constitute a default under the indentures governing our notes; or

•	placing us at a competitive disadvantage compared to our competitors that have less debt.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. An inability to service our indebtedness could lead to a default under our senior secured credit facility and our indentures, which may result in an acceleration of our indebtedness.

To service our indebtedness, we will require a significant amount of cash. For the year ended December 31, 2006, we estimate that we will need approximately $78 million of cash to pay the interest. Our ability to pay interest and principal on our indebtedness (including the obligations under the senior secured credit facility, the floating rate notes, the senior notes and the senior subordinated notes) and to satisfy our other debt obligations will depend upon our future operating performance and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

Our future cash flow may not be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material non-core assets or operations or seeking to raise additional debt or equity capital. These actions may not be effected on a timely basis or on satisfactory terms or at all, and these actions may not enable us to continue to satisfy our capital requirements. In addition, our existing or future debt agreements, including the indentures governing the floating rate notes, the senior notes and senior subordinated notes and the senior secured credit facility may contain restrictive covenants prohibiting us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our business is cyclical in nature and downturns in our primary markets could reduce the net sales and cash flow of our business.

In 2005, 33% of our sales were derived from the OEM market in North America. The demand for our original equipment products is dependent on the production of automobiles, light trucks and heavy duty vehicles in North America. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the overall strength of the North American economy. In addition, automotive production can be affected by inventory levels, interest rates, labor relations issues, strikes, regulatory requirements, trade agreements and other factors. The volume of automotive production in North America has fluctuated, sometimes significantly, from year to year, and such fluctuations give rise to fluctuations in the demand for our products. Any decline in the demand for new automobiles, particularly in the United States, could have a material adverse impact on our cash flow, financial condition and results of operations. Seasonality experienced by the automobile industry also impacts our operations, and historically we have reported lower levels of sales for July and December due to model changeovers and plant idling by the automobile and light truck OEMs. Historically, the heavy duty truck industry has been more cyclical than the automotive industry. New demand in the heavy duty truck industry is largely dependent upon the overall strength of the North American economy. In addition, heavy duty truck production can be affected by interest rates, government regulations, labor relations, strikes, new product introductions and other factors. There can be no assurance that the heavy duty truck industry supplied by us will not experience downturns in the future. A significant decrease in overall demand for heavy duty trucks could have a material adverse effect on us.

The loss of a major customer or the deteriorating financial condition of certain customers could reduce our net sales, cash flow and profitability.

The majority of our sales are to automotive and heavy-duty OEMs, OEM dealer networks, leading automotive parts retail chains and warehouse distributors. There can be no assurance that any of our top customers will continue to require all of the products or services currently provided by us or that any of our top customers will not develop alternative sources, including their own in-house operations, for the products or services they currently purchase. In addition, certain customers are facing structural issues, potential disruption of their supply chain due to bankruptcy and labor issues and negative industry trends resulting in deteriorating financial conditions. Some of these customers are addressing these problems through restructuring, which may include significant capacity reductions or reorganization under bankruptcy laws. The loss of any of our major customers, reduction in their demand for our products or the substantial restructuring activities by our major customers, could reduce our net sales, cash flow and profitability.

Longer product life of parts may reduce aftermarket demand for some of our products.

In 2005, approximately 58% of our sales were to the aftermarket. The average useful life of original equipment parts has been steadily increasing in recent years due to improved quality and innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. Additional increases in the average useful life of automotive parts are likely to adversely affect the demand for our aftermarket products.

The uncertain conditions in the automotive industry may adversely affect our financial position.

The revenues of our Original Equipment, which we refer to as OE, operations are closely tied to global OE automobile sales and production levels. The OE market is characterized by short-term volatility, with overall expected long-term growth in global vehicle sales and production. Automotive production in the local markets served by us can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory requirements and trade agreements. A variation in the level of automobile production would affect not only sales to OE customers, but, depending on the reasons for the change, could impact demand from aftermarket customers. If we fail to respond in a timely and appropriate manner to changes in the demand for our products, then our results of operations, cash flow and financial condition could be adversely affected.

Our business is very competitive, and increased competition could reduce our revenues.

The motor vehicle parts industry in which we operate is highly competitive. Some of our OEM competitors are divisions or subsidiaries of companies that are larger and have substantially greater resources than we do. Certain of these competitors are domiciled in areas that we are targeting for growth. We cannot be sure that we will be able to compete successfully with our competitors.

Furthermore, the trend towards consolidation among automotive parts suppliers is resulting in fewer, larger suppliers who benefit from purchasing and distribution economies of scale. If we cannot achieve cost savings and operational improvements sufficient to allow us to compete favorably in the future with these larger companies, our financial condition and results of operations could be adversely affected due to a reduction of, or inability to increase, sales sufficient to offset other price increases.

We depend heavily on GM. If GM develops alternative sources or otherwise decreases its need for the products we currently supply, our net sales, cash flow and profitability may decrease.

GM and GM SPO, together accounted for approximately 22% of our aggregate net sales in 2005. The loss of GM as a customer for OEM or aftermarket products, the default by GM on its obligations to act as a distributor or to purchase our OEM or aftermarket products, a substantial decrease in demand for GM’s automobile models containing our products or our failure to obtain supply orders for our products used in GM’s new automobile models could have a material adverse effect on our business, cash flow, financial condition and results of operations. In addition, the potential disruption of GM’s supply chain, strikes and work stoppages affecting GM’s operations may postpone GM’s need for components produced by us, which could have a material adverse effect on our business, cash flow, financial condition and results of operations.

In connection with our separation from GM in July 1994, GM entered into long-term contracts to purchase from us 100% of its North American requirements for automotive starters (other than for Saturn and Geo) and 100% of its U.S. and Canadian requirements for heavy-duty starters and alternators. GM’s obligation to purchase automotive starters from us terminates on August 31, 2008. GM’s obligation to purchase heavy-duty starters and alternators from us terminated on July 31, 2000. GM’s commitments to purchase products from us in the future are subject to those products remaining competitive as to price, technology and design. We cannot be sure that GM will not develop alternative sources for components currently produced by us and purchase some or all of its requirements for starters and alternators from these alternative sources.

In addition, GM SPO is the exclusive distributor of a significant number of our automotive products and is a distributor of our heavy-duty aftermarket products. Our exclusive distribution arrangement with GM SPO for our automotive aftermarket products terminates on July 31, 2009. Our distribution arrangement with GM SPO is continuously renewable on an annual basis for our heavy-duty aftermarket products.

The prices that we can charge GM and some of our other customers are predetermined, and we bear the risk of costs in excess of our estimates.

Our supply agreements with GM and some of our other customers require us to provide our products at predetermined prices. In some cases, these prices decline over the course of the contract. The costs that we incur in fulfilling these contracts may vary substantially from our initial estimates. Unanticipated cost increases may occur as a result of several factors, including increases in the costs of labor, components or materials. Although in some cases we are permitted to pass on to our customers the cost increases associated with specific materials, cost increases that we cannot pass on to our customers would adversely affect our cash flow, financial condition and results of operations.

We may not realize sales represented by awarded business.

We base our growth projections, in part, on commitments made by our customers. These commitments generally renew yearly during a program life cycle. If actual production orders from our customers do not approximate such commitments, it could have a material adverse effect on our growth and financial performance.

Consolidation among our customers could make it more difficult for us to compete successfully.

In both the original equipment market and aftermarket, the customer base is consolidating. As a result, we are competing for business from fewer customers. Even if we successfully attract this business, we would become more reliant on major customers, which would exacerbate the risks described above. Due to the cost and capital focus of these major customers, we have been, and expect to continue to be, required to reduce prices. If we are not able to generate cost savings and operational improvements in the future that would be sufficient to offset price reductions required by existing customers or as otherwise necessary to attract new business, these price reductions could adversely affect our cash flow, results of operations and financial condition.

Work stoppages or other labor issues at the facilities of our customers or other suppliers could adversely affect our operations.

Difficult conditions in the automotive industry and actions taken by our customers and other suppliers to address negative industry conditions may affect our business. If any of our customers experience a significant work stoppage, that customer may halt or limit the purchase of our products. Similarly, a work stoppage at another supplier could interrupt production at our customer which would have the same effect. This could cause us to shut down production facilities relating to those products, which could have a material adverse effect on our business, cash flow, results of operations and financial condition.

Customer requirements for vendor owned inventory may have an adverse impact on our financial condition, liquidity and cash flow.

Certain aftermarket customers, including both large retail customers and smaller warehouse distributors, require the vendor of record to provide financial assistance to offset the customer investment in inventory held for sale. Such assistance may be in the form of extended payment terms, vendor owned inventory or supply of inventory without a core deposit. Participation in such initiatives requires us to invest our financial resources in accounts receivable, or product residing on the customer shelf prior to its sale to the end user. As such demands increase in number and dollar volume, our financial condition, liquidity and cash flow may be adversely impacted.

Unexpected changes in our core liability or the market value of cores may have an adverse effect on our financial condition.

We record a liability for core returns based on cores expected to be returned. The liability represents the difference between the core deposit value to be credited to the customer and the core inventory value for the core being returned. Core inventory values decline over the expected remaining life of the core family. Core inventory values decline on the basis of several economic factors, including market availability, seasonality and demand. If estimated returns and/or core market value differ from management’s estimates, revisions to the estimated core liability may be required and may have an adverse impact on our financial results.

Our products are subject to changing technology, which could place us at a competitive disadvantage, relative to alternate products introduced by our competitors.

Some of our products are subject to changing technology. For example, hybrid vehicles use more advanced technology than found in traditional starters and alternators. We cannot assure you that we will be able to achieve the technological advances or introduce new products that may be necessary to remain competitive within our business. We may require significant ongoing and recurring additional capital expenditures and investment in research and development, manufacturing and other areas to remain competitive. Further, we cannot assure you that any technological development by us can be adequately protected such that we can maintain a sustainable competitive advantage.

We are dependent on the availability of raw materials and component parts.

We purchase substantial amounts of raw materials and some component parts from outside sources. Our principal purchased materials include aluminum castings, gray and ductile iron castings, armatures, solenoids, copper wire, injectors, electronics, steel shafts, forgings, bearings, commutators, pumps and carbon brushes. The availability and prices of raw materials and component parts may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and worldwide price levels. Any change in the supply of, or price for, these materials could materially affect our operating results. A significant increase in the prices of these materials could increase our operating costs and our inability to pass these price increases on to our customers could have an adverse effect on our profit margins.

We are subject to risk due to an extensive global supply chain and may incur additional costs that could negatively impact our operations, cash flow and profitability.

Weather, strikes and seasonal fluctuations are all potential obstacles to obtaining the supply of components and products that our customers require. Although some supply items are dual sourced (from more than one geographic area), any disruption in the supply chain from weather, strikes or government port intervention or excessive demand would cause us to incur premium alternative freight costs or cause temporary shortages to customers, thereby negatively impacting our business, cash flow and financial results.

The adverse industry environment may require us to pay suppliers in advance or on short credit terms. This may impact our liquidity negatively and may lead to interruptions in production.

Our lean manufacturing and other cost saving plans may not be effective.

Our operations strategy includes goals such as improvement of inventory management, customer delivery, plant and distribution facility consolidation and the integration of back office functions across our businesses. While we believe that the successful implementation of these and other cost saving plans could result in reducing our expenses, there can be no assurance that these results can be achieved. If we are unable to realize these anticipated synergies, our operating results and financial condition may be adversely affected. Moreover, the implementation of cost saving plans and facilities integration may disrupt our operations and financial performance.

We may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against us.

We may be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims.

In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product. Depending on the terms under which we supply products, we may be held responsible for some or all of the repair or replacement costs of our products when the product supplied did not perform as represented. Our costs associated with providing product warranties could be material. Product liability, warranty and recall costs may have a material adverse effect on our financial condition.

We have recorded a significant amount of goodwill and other identifiable intangible assets, which may become impaired in the future.

We have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Goodwill and other identifiable intangible assets, net were approximately $176.6 million as of December 31, 2005, or 20% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $156.7 million as of December 31, 2005, or 18% of our total assets.

Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income. We are subject to financial statement risk in the event that goodwill or other identifiable intangible assets become impaired.

A limited number of persons indirectly control us and may exercise their control in an adverse manner to others.

Court Square Capital Limited, or Court Square, Citicorp Venture Capital Equity Partners, L.P., CVC Executive Fund LLC, CVC/SSB Employee Fund, L.P., Berkshire Hathaway Inc. and Annex Holdings I L.P. together beneficially own, indirectly through our parent company, Remy Worldwide Holdings, Inc., approximately 95% of our outstanding common stock. By virtue of their ownership, these persons have the power to direct our affairs and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval, including the election of a majority of our directors, the approval of mergers, consolidations and the sale of all or substantially all of our assets and the amendment of our certificate of incorporation. These persons have the power to prevent or cause a change in control of our company. In addition, these persons may exercise such power in their own interests and not necessarily in the interests of the holders of our notes.

We may not be able to integrate our acquisitions into our business successfully.

We have completed 18 acquisitions and entered into 6 joint ventures since our separation from GM. We also may consider acquisitions, business combinations and joint ventures in the future. Acquisitions and joint ventures involve a number of special risks and challenges, including those relating to conforming the standards, processes, procedures and controls of the acquired business with those of our existing operations, coordinating new product and process development, the assumption of unknown liabilities, integrating product technologies, increases in indebtedness and increasing the scope, geographic diversity and complexity of our operations. Our failure to integrate these businesses successfully into our existing businesses could result in our incurring unanticipated expenses and losses.

Our international operations subject us to risks not faced by domestic competitors, which include unfavorable political, regulatory, labor and tax conditions in other countries.

Approximately 20% of our net sales in fiscal year 2005 were derived from net sales in foreign markets. We expect sales from international markets to represent an increasing portion of total sales. Risks inherent in international operations include the following:

•	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including exchange controls;

•	U.S. export licenses may be difficult to obtain;

•	intellectual property rights may be more difficult to enforce in foreign countries;

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	compliance with a variety of foreign laws and regulations may be difficult; and

•	overlap of different tax structures may subject us to additional taxes.

We cannot be sure that any of these factors will not have a material adverse effect on our business, financial condition and results of operations.

We are exposed to domestic and foreign currency fluctuations that could adversely affect our reported net sales, results of operations and financial condition.

Our international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Changes in currency exchange rates could adversely affect our reported revenues and could require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations. Principal and interest on the notes will be payable in U.S. dollars. Our ability to pay interest and principal on our notes and other principal indebtedness when due is dependent on the then current exchange rates between U.S. dollars, on the one hand, and the Euro and other European as well as Asian currencies, on the other hand, which rates are and will be subject to fluctuation.

We source many of our parts, components and finished products from Mexico, Europe and Asia. The cost of these products could fluctuate depending on foreign currency fluctuations.

Approximately 20% of our net sales in fiscal year 2005 were derived from net sales in foreign markets. Fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency.

Our ability to operate our company effectively could be impaired if we fail to attract and retain key personnel.

Our ability to operate our business and implement our strategies effectively depends, in part, on the efforts of our executive officers and other key employees. In addition, our future success will depend on, among other factors, our ability to attract and retain other qualified personnel in key areas, including engineering, sales and marketing, operations, information technology, and finance. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business.

Environmental and health and safety liabilities and requirements could require us to incur material costs.

We are subject to various U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing:

•	discharges of pollutants into the air and water;

•	the management and disposal of hazardous substances; and

•	the cleanup of contaminated properties.

The nature of our operations exposes us to the risk of liabilities and claims with respect to environmental matters, including on-site and off-site disposal of hazardous waste. For example, there are ongoing investigation and remediation activities in connection with several of our properties, and we have been identified as a potentially responsible party at two off-site disposal sites. Although virtually all of these matters are being handled by former owners of our various properties and businesses pursuant to indemnification and similar agreements, we could incur material costs in connection with these matters if these indemnities become inapplicable or unavailable.

In addition, future events could require us to make additional expenditures to modify or curtail our operations, install pollution control equipment or investigate and cleanup contaminated sites, such as:

•	the discovery of new information concerning past releases of hazardous substances;

•	the discovery or occurrence of compliance problems relating to our operations;

•	changes in existing environmental laws or their interpretation; and

•	more rigorous enforcement by regulatory authorities.

Expenditures resulting from these events could have a material adverse effect on our business, financial condition and results of operation.

ITEM 1B UNRESOLVED	STAFF COMMENTS

None.

ITEM 2	PROPERTIES

Properties

Our world headquarters is located at 2902 Enterprise Drive, Anderson, Indiana 46013. We lease our headquarters. As of December 31, 2005 we have a total of 86 manufacturing and certain other facilities in 13 countries. The following table sets forth certain information regarding these facilities.

Location	Number Of Facilities	Use	Owned/Leased
Anderson, IN	5	Office/Manufacturing/Testing	Leased
Atlanta, GA	1	Warehouse/Office	Leased
Brusque, Brazil	1	Manufacturing	Leased
Buffalo, NY	2	Office/Warehouse	Leased
Burntwood, United Kingdom	1	Manufacturing/Office/Warehouse	Leased
Chantilly, VA	2	Manufacturing/Office/Warehouse	Leased
Coesfeld, Germany	1	Office	Leased
Detroit, MI	1	Office	Leased
Edmond, OK	2	Manufacturing/Office/Warehouse	Leased/Owned
Findlay, OH	1	Retail	Leased
Flint, MI	1	Warehouse/Office	Leased
Fort Wayne, IN	1	Manufacturing/Warehouse	Leased
Franklin, IN	5	Manufacturing/Office/Warehouse	Leased/Owned
Guadalajara, Mexico	1	Manufacturing/Office/Warehouse	Leased
Hancock, MD	1	Warehouse/Office	Leased
Heverlee, Belgium	1	Office	Leased
Heist Op Den Berg, Belgium	3	Office/Manufacturing/Warehouse	Leased
Jemmel, Tunisia	1	Manufacturing	Leased
Jingzhou, P.R. China	1	Manufacturing	Leased
Kaleva, MI	1	Manufacturing	Leased
Kyoungnam, South Korea	1	Manufacturing/Warehouse	Owned
Laredo, TX	1	Warehouse	Leased
Mansfield, TX	1	Manufacturing	Leased
Marion, MI	1	Manufacturing	Leased
Matehuala, Mexico	1	Manufacturing/Office	Leased
Meridian, MS	2	Manufacturing/Office	Leased
Mezokovesd, Hungary	1	Manufacturing	Owned
Miskolc, Hungary	2	Manufacturing/Warehouse	Owned
Noida, India	1	Manufacturing/Office	Owned
Pensnett, United Kingdom	1	Manufacturing/Office	Leased
Peru, IN	3	Office/Manufacturing/Warehouse	Leased
Philadelphia, PA	1	Office/Warehouse	Leased
Piedras Negras, Mexico	2	Office/Manufacturing/Warehouse	Leased
Piscataway, NJ	1	Office/Warehouse	Leased
Pondicherry, India	1	Manufacturing	Owned
Raleigh, MS	3	Manufacturing/Warehouse	Leased
Reed City, MI	1	Office	Leased
San Luis Potosi, Mexico	6	Manufacturing/Office/Warehouse	Leased
Sao Paulo, Brazil	1	Office	Leased
Seoul, South Korea	1	Office	Leased
Shanghai, P.R. China	1	Office	Leased
Shenzen, P.R. China	1	Office	Leased
Spartanburg, SC	1	Warehouse/Office	Leased
Swidnica, Poland	1	Manufacturing/Office/Warehouse	Owned
Taylorsville, MS	1	Manufacturing/Warehouse	Leased
Toledo, OH	1	Retail	Leased
Troy, MI	1	Office	Leased
Winchester, VA	2	Office/Manufacturing/Warehouse	Leased
Winnepeg, Canada	2	Manufacturing/Warehouse	Leased/Owned
Wroclaw, Poland	1	Office/Testing	Leased

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

HCSPay Litigation

On January 16, 2006, we initiated litigation in the Circuit Court of Oakland County, Michigan against Hennessey Capital, LLC; HCSPay, LLC; and SurGen, LLC (we refer to the preceding three entities collectively as “Hennessey”) and against Surge Capital; Lancelot Investors Fund LP; Lancelot Investment Management, LLC; AGM II, LLC; and John Maselli (we refer to the preceding five entities collectively as “Surge”). This litigation seeks the return of approximately $6.1 million that we believe is owed to us under a factoring agreement that we entered into with Hennessey plus punitive damages and costs. We allege claims against Hennessey for breach of contract and breach of fiduciary duty. We allege claims against Surge for conversion, unjust enrichment, declaratory judgment, and constructive trust and seek the return of our funds plus punitive damages. This matter is at the very earliest stage of litigation, and no discovery has taken place. We intend to pursue our claims vigorously. At December 31, 2005, we had a receivable recorded of approximately $6.1 million related to this matter.

UAW Litigation

On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”) and its Local Union 662 filed suit against us and Remy, Inc. (“RI”), in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits plan (“SUB plan”). The plaintiffs alleged that the SUB plan provided supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20.0 million for employees who were terminated as a result of the closure of RI’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also sought to enforce terminated provisions of a health care program, which the plaintiffs alleged provided the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify RI’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003 to which we filed an answer on July 24, 2003. Motions for summary judgment filed by the parties were denied by the court in September 2005. On January 31, 2006, a final settlement agreement and release was entered into by the parties which fully resolved all of the allegations of the complaint. Under the terms of the settlement agreement, us and RI agreed to contribute approximately $5.3 million to the SUB plan in return for a release of all claims alleged in the lawsuit, including any further obligations to fund the SUB plan. The accompanying consolidated financial statements reflect a restructuring charge recorded in the 4th quarter of approximately $1.5 million related to this issue including $0.2 million for payroll taxes related to the settlement. We paid the $5.3 million and associated payroll taxes of $0.3 million in 2006.

Prison Labor Matter

In January 2004, a class action on behalf of all prisoners who worked in a South Carolina Department of Corrections (“SCDC”) Services Training Program at Lieber Correctional Institute was brought against the SCDC and our former subsidiary Williams Technologies, Inc. (“Williams”), which was sold to Caterpillar, Inc., in September 2004. The Plaintiffs claim that (a) they should have been paid industry prevailing wages under a South Carolina prison industries authorization statute, (b) the SCDC and Williams violated the Payment of Wages Act and (c) the SCDC and Williams committed a tort under the South Carolina Tort Claims Act. Under the terms of the sale, the Company retained liability and responsibility for this claim. The Circuit Court for Dorchester County granted summary judgment to the Company on April 21, 2005, and decertified the Plaintiff class. On January 24, 2006 the Plaintiff filed an appellate brief and Williams responded to this brief in March 2006. We continue to deny the material allegations of the complaint and any wrongdoing. We intend to defend ourselves vigorously.

Import/Export Matters

We continue to expand globally to take advantage of global economic conditions and related cost structures. We are subject to various duties and import/export taxes. We actively review our import/export processes in North America, Europe and Asia to verify the appropriate import duty classification, value and duty rate, including import value added tax. As part of this review process, we identified a potential exposure related to customs duties in the United States. Upon resolution of these interpretations, duties due from us could range from $0 to $12.2 million. As of December 31, 2005, we have paid $1.0 million and accrued approximately $7.1 million related to this matter.

Franklin Power Products Facility

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance (the “Order”) from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. installed wastewater treatment equipment and is in compliance with the terms of the Order and has eliminated the discharge. In July 2004, we and Franklin Power Products, Inc. entered into an agreement with the U.S. Department of Justice on behalf of the EPA, which tolled the statute of limitations on the EPA’s potential claim for penalties. Since that time, we have been cooperating with the EPA by providing additional information and have entered into settlement negotiations with the EPA and the Department of Justice. On resolution of these negotiations, the amount due from us will range from $0.2 million to $2.4 million. The accompanying consolidated financial statements reflect a liability of approximately $1.1 million related to this issue.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is currently no established public market for our outstanding common equity.

Holders

We have one holder of our Class B common stock as of March 15, 2006.

Dividends

Our ability to pay dividends is restricted by certain covenants contained in our senior credit facilities, as well as certain restrictions contained in our indentures relating to our floating rate notes, senior notes and our senior subordinated notes.

ITEM 6	SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001 (dollars in thousands).

	Years Ended December 31
	2005	2004	2003	2002	2001
					(Unaudited)
Net sales	$1,228,950	$1,051,165	$972,794	$932,636	$877,296
Net (loss) income from continuing operations	(96,579)	11,359	(180,926)	(3,831)	(44,992)
Total assets	871,175	756,018	723,976	852,819	947,231
Long-term debt, net	714,181	610,330	593,003	596,282	593,178
Redeemable preferred stock	—	—	306,969	274,074	244,699
Cash dividends declared per common share	NA	NA	NA	NA	NA
Other items:
Restructuring charges (credits)	4,850	942	48,968	(4,375)	30,098
Cumulative effect of change in accounting principle, net	—	—	—	(74,176)	—
Special charges	—	—	118,240	—	30,026
Impairment charges	$13,917	$—	$—	$—	$—

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with and is qualified in its entirety by reference to our consolidated financial statements and accompanying notes. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below.

General

We are a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components and aftermarket powertrain components for automobiles, light trucks, heavy-duty trucks and other vehicles. We also provide core exchange services. We sell our products worldwide primarily under the “Delco Remy” brand name, the “Remy” brand name, the “World Wide Automotive” brand name and our customers’ widely recognized private label brand names. Our products include starters, alternators, remanufactured engines, and fuel systems which are principally sold or distributed to original equipment manufacturers, which we refer to as OEMs for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. We sell our products principally in North America, Europe, Latin America and Asia-Pacific.

We believe we are the largest producer in the world of remanufactured starters and alternators for the aftermarket. Our remanufacturing operations obtain failed products, commonly known as cores, from our customers as returns. These cores are an essential material needed for the remanufacturing operations. We also provide exchange services for cores for third party aftermarket remanufacturers. At the time of our separation from General Motors Corporation, which we refer to as GM, in August 1994, we were predominantly a North American OEM with a majority of our 1995 sales derived from GM. Through strategic capital investments, acquisitions, divestitures and facility and workforce rationalization, we have become a low cost, global manufacturer and remanufacturer with a more balanced business and product mix between the aftermarket and the original equipment market. Since fiscal year 1995 we have increased sales, broadened our product line, expanded manufacturing and remanufacturing capabilities, diversified our customer base and end markets, lowered our cost base and extended our participation in international markets.

In general, we are influenced by the underlying trends in the automobile, light truck, heavy-duty truck, construction and industrial markets. However, we have been able to balance the cyclical nature of some of our businesses with the diversity of OEM markets between the automotive, heavy duty truck and industrial markets, as well as by focusing on expanding our remanufacturing capabilities and our aftermarket business.

The automotive parts market is highly competitive. Competition is based primarily on quality of products, service, delivery, technical support and price. Most OEMs and aftermarket distributors source parts from one or two suppliers and we compete with a number of companies who supply automobile manufacturers throughout the world.

Our 2005 operating results were significantly below 2004. While net sales increased to $1,229.0 million in 2005, from $1,051.2 million in 2004 and $972.8 million in 2003, gross margin percentage (excluding the 2003 special charge for the change in estimate for core valuation and the Mexican arbitration), decreased to approximately 12% in 2005 compared with approximately 19% in 2004 and 2003. This decrease in gross margin percentage, coupled with impairment and restructuring charges in 2005 led to an operating loss of $10.7 million and a net loss (from continuing operations) of $96.6 million. The decrease in gross margin percentage was driven by decreasing sales prices, including negotiated reductions with GM, commodity price increases, start up and product launch costs in transferring certain manufacturing and remanufacturing production to Mexico and unfavorable foreign currency exchange fluctuations (primarily in the US dollar vs. the Korean Won).

Cash outflows from operating and investing activities in 2005 totaled $88.3 million. Excluding the cash outflow related to acquisitions of $57.6 million and the cash inflow of $10.7 million from the net proceeds on sale of businesses and assets, we used $46.9 million of cash for operating activities and $41.4 million of cash for capital expenditures. In December 2005, we obtained an additional $80 million term loan. The net proceeds ($77.6 million after original issue discount) from this incremental borrowing enabled us to end 2005 with $100.8 million of domestic liquidity (cash on hand in the United States and availability under the Revolving Credit Facility). However, if cash used from operations during 2006 were to continue at 2005’s level it would result in significant strains on liquidity during 2006. We expect higher cash interest payments in 2006 due to the additional borrowing coupled with anticipated higher interest rates on the $125 million floating rate notes and borrowings under the variable interest rate revolving credit facility. Finally, we have $27.5 million of current maturities of long term debt at December 31, 2005. In March 2005 we eliminated the earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Fixed Charge covenants from our senior credit facility. Our debt also renders us subject to restrictive covenants, which include, among other things: (i) limitations on additional borrowings and encumbrances; (ii) limitations on cash dividends paid; (iii) limitations on investments and capital expenditures; (iv) limitations on leases and sales of assets; and (v) requirements for minimum liquidity. This item is addressed more completely in Note 11of our consolidated financial statements. These covenants coupled with the cash required to service our substantial indebtedness place significant demands on our liquidity.

In order to improve our 2006 cash flow from operations as well as our overall liquidity, we have taken specific action to improve our margins and overall cost structure. These actions include certain customer price increases, supplier price reductions, headcount reductions and price reductions on freight. Further, we plan to complete the integration of the acquisition of UPC in 2006.

Our $145 million, 8 5/8% Senior Notes are due December 15, 2007. In anticipation of this due date and in consideration of the Company’s substantial indebtedness, we are exploring various strategic alternatives, including, but not limited to, refinancing some or all of our debt. In addition, the Board of Directors has authorized management to explore restructuring alternatives including the engagement of investment bankers to advise us and analyze the disposition of certain non-core businesses.

We believe that the actions discussed above provide the foundation for improved operating performance in 2006 and future periods and that our expected future operating results and liquidity are sufficient to allow us to satisfy our operating and liquidity requirements during 2006. Management is prepared to take actions to maintain sufficient liquidity in the event of any unforeseen downturns or other circumstances.

Results of Operations

The following table sets forth selected statements of operations data expressed as a percentage of sales:

	Year Ended December 31
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	88.0	80.9	81.3
Special charges	—	—	12.2
Gross profit	12.0	19.1	6.5
Selling, general and administrative expenses	11.3	10.8	9.9
Impairment charges	1.2	—	—
Restructuring charges	0.4	0.1	5.1
Operating (loss) income	(0.9)	8.2	(8.5)
Interest expense, net	5.6	6.3	5.7
Income tax expense	1.1	0.5	3.8
Minority interest	0.3	0.3	—
Loss from unconsolidated subsidiaries	—	0.1	0.7
Discontinued operations	—	4.3	(0.6)

Net (loss) income	(7.9)%	5.4%	(19.2)%

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

Net Sales

Product Categories	2005	2004	Increase/ (Decrease)	%Change
Automotive OEM	$322.3	$305.9	$16.4	5.4%
Heavy duty OEM	197.3	181.0	16.3	9.0
Electrical aftermarket	508.1	409.1	99.0	24.2
Powertrain	145.3	96.4	48.9	50.7
Core services	56.0	58.8	(2.8)	(4.8)
Total Net Sales	$1,229.0	$1,051.2	$177.8	16.9%

Automotive OEM net sales increased due to the ramp up of the alternator business and the impact of new business awards received in 2004, offset in part by price reductions and lower customer demand as a result of reduced production levels, primarily in North America. Heavy-duty OEM sales increased due to continued strong demand from Class 5 – 8 truck customers. OEM sales were also favorably impacted by the weak U.S. dollar. Electrical aftermarket sales increased as a result of the acquisition of UPC on March 18, 2005 as well as volume growth in Europe and favorable foreign exchange, partially offset by the loss of a U.S. retail customer in mid 2004, soft market conditions and lower volume from GM SPO. Powertrain sales increased due to higher diesel engine, parts and locomotive product volume. Third party sales in the core services business declined primarily relating to softening demand in the market for cores.

Gross Profit

Gross profit of $147.2 million in 2005 compares with gross profit of $200.5 million in 2004, which is a decline of $53.3 million, or 26.6%. Gross profit as a percentage of net sales was 12.0% in 2005 compared with 19.1% in 2004. Automotive OEM gross profit declined $44.0 million due to lower customer demand, price reductions, higher material and fuel costs and adverse currency impact, partially offset by the ramp up of the alternator business and the impact of new business awards received in 2004. Heavy-duty OEM gross profit declined $8.8 million due to higher material and fuel costs, partially offset by increased sales volume. OEM gross profit was also negatively impacted by start up and launch costs associated with initial insourcing of components from Korean suppliers to our Mexican operations. Electrical aftermarket gross profit decreased $1.1 million due to a charge of $6.0 million recorded in the second quarter of 2005 relative to a probable underpayment of U.S. duties on remanufactured starters and alternators imported into the U.S. in the years 2000 to 2004, added start-up costs associated with the relocation of certain UPC assembly operations to Mexico, the impact of soft market conditions and the additional cost of integrating the UPC acquisition, partially offset by higher sales and cost saving synergies as a result of the UPC acquisition. Powertrain gross profit increased $3.5 million primarily as a result of higher sales and cost improvements, partially offset by unfavorable product mix. Gross profit on core services decreased $2.9 million due to lower sales, loss on sale, write down of slow moving inventory and unfavorable pricing.

Selling, General and Administrative Expense

Selling, general and administrative, which we refer to as SG&A, expenses increased $25.9 million, to $139.2 million in 2005, compared to $113.3 million in 2004. As a percentage of net sales, SG&A expenses were 11.3% in 2005 compared with 10.8% in 2004. The year over year increase was mainly due to the addition of UPC in 2005, higher expenditures for systems, marketing initiatives and product engineering, in part required to support future business including developing samples for the new hybrid technology and expansion in China. The change also reflects an increase in the provision for bad debt expense, an increase in non recourse accounts receivable factoring costs, non restructuring related severance and organizational realignment costs.

We expect to continue our investment in resources necessary to support our global expansion and new product development.

Impairment Charges

We recorded an impairment charge of $13.9 million in 2005. This relates to a write off of the entire goodwill balance at Knopf, our core service provider, due to lower demand in the core market. See Note 5 to our consolidated financial statements.

Restructuring Charges

We recorded a net restructuring charge of $4.8 million in 2005 relative to (i) a reduction in force at our headquarters in Anderson, Indiana, which was initiated in the third quarter of 2005; (ii) the 2003 closure of our starter and alternator manufacturing operations in Anderson, Indiana; (iii) the closure and consolidation of our electrical aftermarket remanufacturing and distribution facilities in Reed City, Michigan; (iv) the consolidation of certain operations in Europe; (v) a reduction in force subsequent to the ramp up of the in sourcing activities combined with the continued implementation of lean manufacturing initiatives at our OEM operations in Mexico; (vi) the closure of two distribution centers in our core services operations; and (vii) the closure of our Powrbilt Products diesel engine remanufacturing operation in Mansfield, Texas. The charge consisted of termination benefits totaling $7.0 million, asset and leasehold improvement impairment charges $0.5 million and other costs of $0.3 million, offset by a $3.0 million credit (including the extinguishment of $2.7 million of a liability for maintenance agreements) on the sale of production facilities in Anderson, Indiana which were written down in 2003.

In 2004, we recorded a net restructuring charge of $0.9 million in 2004 primarily related to the actions taken in prior years as outlined above. The 2004 charge consisted of employee termination benefits of $1.3 million and $1.4 million of other costs, partially offset by a $1.8 million reduction in the reserve established in 2003 for the impairment of operating leases, as we reached an agreement to transfer our lease obligation for an Anderson-based facility to a third party.

Operating (Loss) Income

An operating loss of $10.7 million in 2005 compares with operating income of $86.3 million in 2004. The loss in 2005 was impacted by the impairment charge of $13.9 million and $4.9 million of net restructuring charges discussed above. The remaining $78.2 million year over year decrease in operating income was due to the decrease in gross profit and the increase in SG&A expenses discussed above.

Interest Expense, Net

Interest expense, net of $69.4 million in 2005 increased $11.2 million from $58.2 million in 2004. This increase reflected $4.5 million of interest expense charged to discontinued operations in 2004, imputed interest of approximately $2.6 million associated with our customer obligation liabilities, primarily related to the acquisition of UPC in March 2005, the impact of interest rate increases on our $125.0 million Second Priority Senior Secured Floating Rate Notes and increased borrowings on our senior credit facility. Interest expense on our senior credit facility also reflects the acquisition of UPC. These items were partially offset by the retirement of our $140.0 million Senior Subordinated Notes in the second quarter of 2004.

Loss on Early Extinguishment of Debt

In connection with our refinancing actions during 2004 (discussed below in our liquidity section), we recorded a loss on the early extinguishment of debt totaling $7.9 million. This loss consisted of: (i) a call premium of $2.5 million and write off of deferred financing costs of $1.4 million on redemption of the 10 5/8% Senior Subordinated Notes; (ii) a prepayment penalty of $1.8 million and write off of deferred financing costs of $0.7 million on prepayment of the term loan; and (iii) a write off of deferred financing costs of $1.2 million and other fees of $0.3 million.

Income Taxes

Income tax expense on continuing operations of $13.2 million in 2005 included a $8.0 million provision for U.S. federal and state deferred taxes, provisions for domestic state and local taxes of $0.9 million and taxes in various foreign jurisdictions of $4.3 million. Income tax expense on continuing operations of $5.4 million in 2004 consisted of provisions for domestic and state local taxes of $0.4 million and in foreign jurisdictions of $5.0 million.

In the fourth quarter of 2003, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, which we refer to as SFAS No. 109, we recorded a charge of $28.3 million for a deferred valuation allowance for substantially all unreserved domestic income tax assets established prior to 2003. In 2005, we recorded a charge of $6.7 million for a deferred tax valuation allowance for the remaining unreserved domestic income tax assets.

Our consolidated effective income tax rate of (16.5%) in 2005 and 26.7% in 2004 reflects the above matters.

Minority Interest

Minority interest of $3.4 million in 2005 consisted of minority shareholders’ interests in the earnings of our joint venture with International Truck and Engine Corporation and the earnings of Remy Electricals Hubei Company Ltd., (fka, Hubei Delphi Automotive Generators Company, Ltd.,) which we refer to as Hubei. Minority interest in 2004 of $2.8 million included minority shareholders’ interests in the earnings of our joint venture with International Truck and Engine Corporation and earnings of Hubei and Remy Automotive Mexico, S. de R.L. de C.V., which we refer to as RM. We purchased the remaining minority shareholders’ interest in RM effective in the second quarter of 2004 after finalization of the Mexico arbitration that same year.

Loss (Income) from Unconsolidated Subsidiaries

The income from unconsolidated subsidiaries of $0.2 million in 2005 consisted of our share of income recorded by Sahney Paris Rhone Ltd., which we refer to as SPR. The loss from unconsolidated subsidiaries of $0.6 million in 2004 consisted of our share of losses recorded by Hitachi Remy Automotive GmbH, which we refer to as Hitachi, and iPower Technologies, L.L.C., which we refer to as iPower, partially offset by income recorded by SPR. Our share of losses for Hitachi and iPower recorded in 2004 reduced the carrying value of these investments to zero. Accordingly, we discontinued recognition of losses related to this unconsolidated subsidiary effective in the fourth quarter of 2004 and the venture was terminated in January 2006. The business operations of iPower were assumed by our former partner in 2004.

Discontinued Operations

In 2005, the loss from discontinued operations of $1.3 million consisted of operating results recorded by our remanufactured transmission and contract and retail gas engine businesses. Income from discontinued operations of $1.2 million in 2004, related primarily to the remanufactured transmission business, reflects operating income of $5.7 million, net of restructuring charges of $0.4 million, and interest expense of $4.5 million.

In 2005, we recorded an additional gain of $0.5 million relative to the sale of Tractech, Inc., which we refer to as Tractech, and Kraftube, Inc., which we refer to as Kraftube, and in 2005 recorded a gain on the sale of AutoMatic Transmission International A/S, which we refer to as AMT, of $0.4 million. In 2004, we recorded a $45.1 million gain, net of income taxes and deal-related costs, on the sale of Williams Technologies, Inc., which we refer to as Williams, and JAX Reman, L.L.C., which we refer to as JAX, to Caterpillar, Inc., which we refer to as CAT. An estimated loss of $2.2 million was recorded in 2004 in connection with the commitment to dispose of AMT. An additional net gain of $1.0 million was recorded in 2004 on the sale of Tractech, Kraftube and the contract remanufacturing and retail aftermarket gas engine businesses.

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

Gross Profit

Gross profit of $200.5 million in 2004 compares with gross profit of $63.2 million in 2003. Gross profit in 2003 reflected the special charges totaling $118.2 million, consisting of the $103.9 million charge for the change in estimate of the valuation of our core inventory and the $14.3 million charge relative to the Mexico arbitration settlement. Excluding the special charges in 2003, gross profit and gross profit as a percentage of net sales improved in 2004 compared with 2003. Total OEM gross profit increased $22.5 million in 2004 compared with 2003. OEM gross profit in 2003 was negatively impacted by the $14.3 million arbitration settlement, which is excluded in the following discussion. Automotive OEM gross profit decreased $8.1 million in 2004 due to costs associated with new alternator product lines, higher material costs and price reductions, partially offset by higher sales volume and the benefits of restructuring and cost reduction actions. Heavy-duty OEM gross profit increased $16.3 million in 2004 due to sales volume growth and the benefits of restructuring and cost reduction actions, partially offset by higher material costs. Higher material costs reflect increased prices for metals. Electrical aftermarket gross profit, excluding the impact of the $88.7 million special core valuation charge in 2003, increased $9.5 million in 2004. This improvement reflected cost benefits associated with restructuring actions and improved material and warranty costs, partially offset by lower sales. Powertrain gross profit, excluding the impact of the $15.3 million special core valuation charge in 2003, increased $7.3 million in 2004. This improvement reflected higher sales and cost benefits associated with restructuring actions and improved factory efficiencies. Gross profit on core services decreased $6.0 million due to sales volume and product mix. Gross profit on aftermarket products was negatively impacted in 2004 by an $8.2 million charge for the decline in the value of its core inventory. Freight surcharges reflecting escalating fuel prices, primarily during the third and fourth quarters of 2004, negatively affected profitability in all product categories.

Selling, General and Administrative Expenses

Selling, general and administrative, which we refer to as SG&A, expenses increased $16.5 million, to $113.3 million in 2004, compared to $96.8 million in 2003. As a percentage of net sales, SG&A expenses were 10.8% in 2004 compared with 9.9% in 2003. The year over year increase in SG&A expenses primarily reflects higher expenditures on product engineering, systems and marketing programs, in part related to our new alternator product lines and new sales awards, principally in the OEM sector. We expect to continue our investment in resources necessary to support our global expansion and new product development.

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

Income Taxes

The income tax provision of $5.4 million in 2004 consisted of taxes in various foreign jurisdictions totaling $5.0 million and provisions for domestic state and local taxes of $0.4 million. In accordance with SFAS No. 109, we established a valuation allowance for domestic U.S. deferred tax assets in 2003, which resulted in no domestic U.S. tax provision on 2004 domestic income. The income tax provision of $36.7 million in 2003 consisted of the $24.7 million increase to the valuation allowance, a $2.9 million provision related to withholding taxes on intercompany dividends declared in 2003 and provisions in various foreign jurisdictions totaling $9.1 million. Our consolidated effective income tax rate of 26.7% in 2004 and (26.6%) in 2003 reflects the above issues.

Minority Interest in Income or Loss of Subsidiaries

Minority interest in income of subsidiaries of $2.8 million in 2004 compares with a $0.1 million credit in 2003. Minority interest in 2004 included minority shareholders’ interests in the earnings of Hubei, RM, and our venture with International Truck and Engine Corporation. The $0.1 million credit in 2003 includes minority shareholders’ interests in the earnings of Hubei, RM, World Wide Automotive, L.L.C., which we refer to as World Wide, Power Investments, Inc., which we refer to as Power, and our venture with International Truck and Engine Corporation. A $2.5 million credit was recorded in 2003 related to minority shareholders’ share of the $103.9 million charge for the change in estimate in the valuation of core inventory. We purchased the remaining minority shareholders’ interests in World Wide and Power under contractual put agreements in 2003 and the remaining interest in RM in 2004 in connection with finalization of the Mexico arbitration.

Loss from Unconsolidated Subsidiaries

The loss from unconsolidated subsidiaries of $0.6 million in 2004 compares with a loss of $6.4 million in 2003. The loss in 2004 consisted of losses recognized related to additional capital contributions we made into iPower, and losses recorded by Hitachi, partially offset by earnings recorded by Sahney Paris Rhone Ltd. Our share of losses related to Hitachi Remy Automotive GmbH in 2004 reduced the carrying value to zero. Accordingly, we have discontinued recognition of losses related to this investment. The loss in 2003 consisted of the write off of our investment in iPower and losses recorded by Hitachi, partially offset by earnings recorded by Sahney Paris Rhone Ltd.

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

Liquidity and Capital Resources

Our short-term liquidity needs include required debt service (including capital lease payments), day-to-day operating expenses, working capital requirements, the payment of customer obligations and the funding of capital expenditures and restructuring actions. Cash interest payments are expected to approximate $78 million in 2006. Our contractual obligations are provided in the table under the section “Contractual Obligations and Contingent Liabilities and Commitments.” Our principal payments on long-term lease obligations are presented in Note 11 to our consolidated financial statements. Also, see Item 8, Note 1 to our consolidated financial statements for a description of the business, industry and general economic conditions.

On June 28, 2002, we entered into a $250 million secured, asset based, revolving credit facility (the “Senior Credit Facility”) with a syndicate of banks led by Wachovia Bank, National Association and its subsidiary Congress Financial Corporation. The Senior Credit Facility replaced our then-existing $200 million secured revolving credit facility, which was due to expire on March 31, 2003. The interest is payable at the end of each month.

The Senior Credit Facility is collateralized by liens on substantially all assets of the Company and its domestic and certain foreign subsidiaries and by the capital stock of such subsidiaries.

On October 3, 2003, we amended and restated our Senior Credit Facility. The $250 million amended and restated facility consists of a $190 million secured, asset-based, revolving facility, and a $60 million term loan facility. Proceeds from the new term loan were used to reduce outstanding debt under our asset-based revolving credit facility, thereby increasing our total borrowing capacity under the Senior Credit Facility by approximately $60 million. The interest rate on the term loan facility is Wachovia Bank’s prime rate plus 4.5% subject to a minimum interest rate of 8.5%. The applicable interest rate on the amount borrowed under the revolving credit facility remains unchanged and floats at rates above Wachovia Bank’s prime rate and/or Eurodollar rates.

On April 23, 2004, we issued $125 million principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Floating Rate Notes”), bearing an interest rate of LIBOR plus 4.00%, and $150 million principal amount of 9 3/8% Senior Subordinated Notes due 2012 (the “9 3/8% Senior Subordinated Notes”). The net proceeds from the issuance of these notes were to pay down existing indebtedness under our Senior Credit Facilities, including repayment of $60 million term loan and relevant prepayment premium, and to finance the redemption price of 101.777% of their face amount plus accrued but unpaid interest up to, but not including, the redemption date of May 24, 2004.

In the second quarter of 2004, in connection with the above mentioned debt redemption, repayment and amendment, we recorded a loss on early extinguishment of debt of $7.9 million. This charge consisted of: (i) a call premium of $2.5 million and the write off of deferred financing costs of $1.4 million on redemption of the 10 5/8% Senior Subordinated Notes; (ii) a prepayment penalty of $1.8 million and the write off of deferred financing costs of $0.7 million on repayment of the term load; and (iii) a write off of deferred financing costs of $1.2 million and an amendment fee of $0.3 million on the amendment and pay down of the Senior Credit Facility. Also during the second quarter of 2004, we recorded additional interest for the period between the call and redemption dates of $1.281 million relative to redemption of the 10 5/8% Senior Subordinated Notes.

On September 1, 2004, we amended our Senior Credit Facility to change certain definitions and to adjust certain financial covenants to reflect the sale of Williams and JAX. The revised covenant calculation for the maintenance of a minimum level of EBITDA was lowered from $108 million to $99 million for the rolling twelve-month period ending December 31, 2005, reflecting the sale of the transmission business.

In March 2005, we entered into Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement (“Amendment”) to reflect, among other matters, the acquisition of substantially all of the assets and the assumption of certain liabilities of UPC. Additionally, the Amendment increased the maximum draw available (subject to a borrowing base calculation) under the asset based Senior Credit Facility from $120 million to $145 million, eliminated the EBITDA and Fixed Charge covenants from the facility and extended the maturity of the facility to June 30, 2008 with provisions for annual extensions thereafter.

On December 27, 2005, we amended our Senior Credit Facility by entering into the Third Amended and Restated Loan and Security Agreement to reflect, among other matters, the issuance of an $80 million term loan within the Facility. As a result of the addition of the term loan, the maximum draw available under the Senior Credit Facility (subject to a borrowing base calculation and existing restrictions under our indentures) was increased to $225 million, including the $80 million term loan and the $160 million revolving loans less reserves of $15 million. The term loan was issued at a discount of 3% or $2.4 million. Proceeds from the new term loan were used to reduce outstanding debt under our revolving credit facility, thereby increasing our total liquidity. The interest rate on the term loan is the greater of Wachovia Bank’s prime rate plus a spread of 5% or the Federal Funds Effective Rate plus 0.5% plus a spread of 5%, or at our option, a 1, 2, 3 or 6 month Eurodollar Rate plus a spread of 6%.

At December 31, 2005, borrowings under the Senior Credit Facility were $31.6 million and utilization of letters of credit totaled $7.0 million. Based on the collateral supporting the Senior Credit Facility at December 31, 2005, $99.8

million was available under the Facility. The interest rate on borrowings outstanding under the revolving credit facility at December 31, 2005 was 7.25%. At December 31, 2005, borrowings outstanding under the term loan of the Senior Credit Facility were $80 million, reflected on the balance sheet net of the unamortized portion of the original issue discount of $2.4 million. The interest rate on borrowings outstanding under the term loan portion of the credit facility at December 31, 2005 was 10.52%.

The Senior Credit Facility contains various restrictive covenants, which include, among other things: (i) limitations on additional borrowings and encumbrances; (ii) limitations on cash dividends paid; (iii) limitations on investments and capital expenditures; (iv) limitations on leases and sales of assets; and (v) requirements for minimum liquidity.

In 2003, certain of our Mexican subsidiaries entered into a series of machinery and equipment sale-leaseback financing transactions with GE Mexico. Under the terms of this agreement, the relevant subsidiaries must maintain certain net worth, EBIDTA and sales levels, in addition to other requirements normally associated with this type of financing. Net cash proceeds from these transactions in 2003 were $10.3 million, net of security deposits totaling $5.4 million. We have accounted for these transactions as financing transactions in accordance with SFAS No. 66 and SFAS No. 98. Accordingly, an obligation of $15.7 million was recorded relative to these transactions. The obligation at December 31, 2005 and 2004 was $9.4 million and $12.2 million, respectively.

Our 8 5/8% Senior Notes for $145 million are due on December 15, 2007. For further information see Note 11 to our consolidated financial statements for other maturities.

In November, 2005, we entered into a purchase sale-partial-leaseback real estate transaction. We purchased five real estate parcels that we had been leasing under long term capital leases and simultaneously sold all five properties. At the closing, we entered into new long term leases for three of the properties we sold. The purchase price of the properties was $17.0 million. $12.5 million was paid in cash and $4.5 million was paid in the form of a 10 year unsecured note bearing interest at 8.0%. The sale price was approximately $10.0 million. This transaction resulted in a gain of $3.0 million (including the extinguishment of a liability for previous maintenance agreements) reflected in restructuring and a deferred gain of $4.1 million that will be amortized over the term of the leased assets.

We participate in programs that accelerate the collection of accounts receivable. Under these programs, we sell the accounts of two of our aftermarket customers to a bank, on a non-recourse basis, at a discount. At December 31, 2005, the increase in receivables that would occur if these programs are discontinued would be approximately $47.2 million.

We believe that cash generated from operations, together with the amounts available under the senior credit facilities and other borrowings, will be adequate to meet our debt service, capital expenditure, restructuring and working capital requirements for at least the next twelve months, although no assurance can be given in this regard.

Year Ended December 31, 2005

Cash used in operating activities of continuing operations in 2005 of $46.9 million is driven primarily due to lower earnings and includes cash restructuring payments of $7.5 million. Accounts receivable increased $20.0 million in 2005 due primarily to stronger automotive OEM and diesel engine shipments and a loss of a non recourse factoring program specific to one of our customers. Days of sales outstanding were down slightly year over year. Inventories decreased $9.5 million in 2005 due to actions taken to reduce inventory in the supply chain, partially offset by the impact of lower electrical aftermarket sales. Accounts payable increased $9.0 million in 2005 primarily as a result of the timing of inventory receipts and payments. Other current assets and liabilities, net, decreased $1.4 million year over year due primarily to a reduction in accrued expenses, including product warranty, employee salaries and benefits and interest. Cash restructuring payments consisted of employee termination benefits, leases and other costs.

Cash used in investing activities of continuing operations in 2005 of $88.3 million included acquisition payments totaling $57.6 million consisting primarily of payments for the acquisition of UPC. In 2005, we recorded cash proceeds of $10 million for the sale of the five real estate parcels discussed above, cash of $0.2 million on the sale of AMT and cash proceeds on the sale of Tractech and Kraftube of $0.5 million. Capital expenditures in both 2005 and 2004 were primarily for production, engineering and distribution equipment and a new global Enterprise Resource Planning system. These expenditures include investments associated with the launch of new products, recently awarded business wins and establishment of new technology centers in Europe and Asia.

Cash provided by financing activities of continuing operations in 2005 of $94.2 million included proceeds from the issuance of $80.0 million term loan and borrowings under our Senior Credit Facility. We also made a $2.5 million payment to CVC Management LLC in 2004 relative to services provided in connection with the refinancing of our senior credit facility in 2002. Net repayments of other debt included the pay down of our senior credit facility with proceeds from the sale of Williams and JAX. In addition, cash dividends of $2.4 million were paid to the minority shareholders of Magnum Power Products L.L.C.

Cash outflows of discontinued operations of $1.2 million in 2005, primarily related to the remanufactured transmission business, reflects an operating loss of $0.8 million and payment of certain retained liabilities and other items of $0.4 million.

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

Cash provided by investing activities of continuing operations in 2004 of $53.8 million included acquisition payments totaling $25.5 million, consisting of earn-out payments relative to the 2000 acquisition of M&M Knopf Auto Parts, L.L.C. ($13.4 million), the final cash payment on notes issued in 2002 in connection with the acquisition of the remaining shares from the minority shareholders of Remy Korea Limited ($4.8 million), purchase of the remaining shares from the minority shareholders of the Mexico consolidated subsidiary ($5.5 million) and payments made in connection with the acquisition of Delphi Corporation’s light vehicle alternator business ($1.8 million). In 2004 we recorded proceeds on the sale of Williams and JAX of $104.3 million, net of income taxes and deal-related costs, and proceeds on the sale of Tractech and Kraftube of $0.4 million. Capital expenditures of $25.3 million in 2004 consisted primarily of production, engineering and distribution equipment and systems. We have planned capital expenditures of approximately $35.0 million to $40.0 million in 2005. Capital expenditures are expected to increase in 2005 as a result of expenditures for the launch of new products and the establishment of new technology centers in Europe and Asia.

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

Contractual Obligations, Contingent Liabilities and Commitments

Our contractual obligations as of December 31, 2005 are provided in the following table (dollars in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year		1 – 3 years	4 – 5 years	More than 5 Years
Long-Term Debt (1)	$737	$27	(2)	$556	$4	$150
Customer Obligations	57	14		26	12	5
Capital Lease Obligations	8	—		1	1	6
Operating Leases	49	10		22	8	9
Pension Funding (3)	4	4		—	—	—
Other Post Retirement Benefits Funding	11	1		3	2	5
Acquisition Payments (4)	3	3		—	—	—
Employee Termination Benefits	11	11		—	—	—
Other	5	2		2	—	1
Total Contractual Cash Obligations	$885	$72		$610	$27	$176
(1)	These amounts include indebtedness outstanding under our senior notes, senior subordinated notes, senior secured floating rate notes and other debt.
(2)	Includes $22 million related to foreign revolving credit agreements which will be renewed in 2006 with maturity dates of one year.
(3)	Amounts beyond 2006 are not currently estimable.
(4)	Payments in connection with the acquisition of Delphi Corporation’s light vehicle alternator business, including purchasing its machinery and equipment.

In addition to the contractual obligations disclosed above, we have a variety of other contractual agreements related to the procurement of materials and other commitments. With respect to these agreements, we are not subject to any contracts that commit us to significant non-cancelable commitments. With respect to agreements related to the procurement of inventory used in our manufacturing and remanufacturing processes, we had approximately $70 million to $90 million of open purchase orders at December 31, 2005.

Contingencies

We are a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. For more information, see “Business – Legal Proceedings,” and Note 18 to our financial statements in Item 8.

Off-Balance Sheet Arrangements

We have no “Off-Balance Sheet” arrangements as of December 31, 2005 and 2004 as defined in Item 303(a)(4)(ii) of Regulation S-K.

Seasonality

Our business is seasonal, as our major OEM customers historically have one to two week shutdowns of operations during July and December. Our sales results in the third and fourth quarters reflect the effects of these shutdowns. Our working capital requirements also are affected by seasonality, as we build inventory for the summer sales months in the aftermarket. Typically our working capital requirements, exclusive of interest payments, are highest from April through August and the change from the highest month to the lowest month (typically December) for accounts receivable, inventory and accounts payable has averaged $45.9 million over the past three years. Refer to Note 22 to our consolidated financial statements, which pertains to quarterly (unaudited) financial information.

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

Foreign Sales

Approximately 20%, 20% and 19% of our net sales from continuing operations in 2005, 2004 and 2003, respectively, were derived from sales made to customers in foreign countries. Because of these foreign sales, our business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, compliance with foreign laws and other economic and political uncertainties.

Accounting Pronouncements

For a discussion of pending accounting pronouncements that may affect us, see Note 2 to our consolidated financial statements in Item 8.

Critical Accounting Policies

Our accounting policies, including those described below, require management to make significant estimates and assumptions using information available at the time the estimates are made. Actual amounts could differ significantly from these estimates. See Note 2 to our consolidated financial statements in Item 8 for a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. We believe the following are some of the more critical accounting policies that currently affect the consolidated financial position and results of operations.

Core Liability and Core Inventory Value

We record a liability for core returns based on cores expected to be returned. The liability represents the difference between the core deposit value to be credited to the customer and the core inventory value for the core being returned. Core inventory values decline over the expected remaining life of the core family. Core inventory values decline on the basis of several economic factors, including market availability, seasonality and demand. If estimated returns and/or core market value differ from management’s estimates, revisions to the estimated core liability may be required.

Inventory

Inventories are valued at the lower of cost or market determined by the first-in, first-out (FIFO) method. Estimates of lower of cost or market value of inventory are determined at the operating unit level and are based upon the inventory at that location taken as a whole. In the fourth quarter of 2003, we changed our estimate for the valuation of core inventory from primarily customer acquisition cost to primarily core broker prices and recorded a special charge of $103.9 million. Of this charge $94.8 million related to the write down of the core component of inventory and $9.1 million related to the establishment of an estimated liability for core returns. Effective in 2004, the value of cores is estimated to decline over the expected remaining life of the core family, which is considered and evaluated on an ongoing basis by comparing the estimate to broker prices.

We evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand. For inventory deemed to be obsolete, we provide a reserve for this inventory. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates the estimate of future demand.

Goodwill and Other Intangible Assets

The annual impairment tests for goodwill and indefinite-lived intangibles under SFAS No. 142 require us to make certain assumptions in determining fair value, including assumptions about the future cash flow of our businesses. Additionally, the fair values are significantly impacted by macro-economic factors, including market conditions at the time the impairment tests are performed. Accordingly, we may incur additional impairment charges in future periods under SFAS No. 142 to the extent we do not achieve our expected cash flow growth rates, or to the extent that market values decrease.

Valuation of Long-Lived Assets

Under SFAS No. 144 the Company is required to evaluate long-lived assets for impairment if indicators of impairment are present. When required, these evaluations require significant estimates and assumptions about the future cash flows that will be generated by those assets.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance that represents operating loss carryforwards for which utilization is uncertain. Management’s judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, ownership has transferred, the seller’s price to the buyer is fixed and determinable and collectability is reasonably assured.

ITEM 7A QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to continuing fluctuations in foreign currency values, interest rates and commodity prices that can affect the cost of operating, investing and financing. Accordingly, we address a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. Our objective is to reduce earnings and cash flow volatility associated with these fluctuations. Our derivative activities, all of which are for purposes other than trading, are initiated within the guidelines of established policies and procedures designed to manage market risk. We do not enter into any derivative transactions for speculative purposes. For further information on these matters see Note 2 to our consolidated financial statements in Item 8.

Our primary interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposures, we strive to achieve an acceptable balance between fixed and variable rate debt positions. In order to limit the effect of interest rate changes on earnings and cash flows, we maintain a significant percentage of fixed rate debt (65% at December 31, 2005). However, we are exposed to U.S. changes in interest rates on the senior credit facilities (revolving line of credit and term loan) and the Floating Rate Notes. A 100 basis point increase in U.S. market interest rates on the amounts outstanding at December 31, 2005 under the senior credit facilities and floating rate notes would result in an increase in our annual interest expense of approximately $2.3 million.

Our foreign currency risk exposure results from fluctuating currency exchange rates, primarily changes in the U.S. dollar against the South Korean Won and certain European currencies. We face transactional currency exposures that arise when our foreign subsidiaries (or ourselves) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. We also face currency exposure that arises from translating the results of our global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both denominated in the local currency. From time to time, we enter into exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions. A hypothetical 10 percent weakening in the exchange rates of foreign currencies over a one-year period would increase earnings by approximately $1.1 million. A hypothetical 10 percent weakening in exchange rates of foreign currencies would reduce the carrying value of our net investment in our foreign subsidiaries at December 31, 2005 by approximately $8.2 million.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of

Remy International, Inc.

We have audited the accompanying consolidated balance sheets of Remy International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Remy International, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/S/ ERNST & YOUNG LLP

Indianapolis, Indiana

March 24, 2006

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

IN THOUSANDS, Years ended December 31,	2005	2004	2003
NET SALES	$1,228,950	$1,051,165	$972,794
Cost of goods sold	1,081,743	850,672	791,322
Cost of goods sold—special charges:
Core inventory valuation	—	—	103,930
Mexican arbitration award	—	—	14,310
Gross profit	147,207	200,493	63,232

Selling, general and administrative expenses	139,189	113,263	96,770
Impairment charges	13,917	—	—
Restructuring charges	4,850	942	48,968
OPERATING (LOSS) INCOME	(10,749)	86,288	(82,506)

Interest expense	69,409	58,237	55,454
Loss on early extinguishment of debt	—	7,939	—
Income (loss) from continuing operations before income taxes, minority interest and loss (income) from unconsolidated subsidiaries	(80,158)	20,112	(137,960)

Income tax expense	13,187	5,367	36,682
Minority interest	3,442	2,798	(143)
Loss (income) from unconsolidated subsidiaries	(208)	588	6,427
Net (loss) income from continuing operations	(96,579)	11,359	(180,926)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(1,331)	1,154	(8,019)
Gain on disposal of discontinued operations, net of tax	926	43,911	2,320
Net (loss) income from discontinued operations, net of tax	(405)	45,065	(5,699)

NET (LOSS) INCOME	(96,984)	56,424	(186,625)

Accretion for redemption of preferred stock	—	27,367	32,895
Net (loss) income attributable to common stockholders	$(96,984)	$29,057	$(219,520)

See notes to consolidated financial statements.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA, At December 31,	2005	2004
ASSETS:
Current assets:
Cash and cash equivalents	$20,022	$62,545
Trade accounts receivable (less allowance for doubtful accounts of $4,551 and $2,784)	184,818	154,333
Other receivables	13,537	19,097
Inventories	261,821	217,912
Deferred income taxes	1,155	260
Assets of discontinued operations	16	356
Other current assets	5,784	11,214
Total current assets	487,153	465,717

Property, plant and equipment	364,841	329,637
Less accumulated depreciation	190,310	192,344
Property, plant and equipment, net	174,531	137,293
Deferred financing costs, net	13,962	14,842
Goodwill, net	156,650	106,400
Investments in unconsolidated subsidiaries	5,917	5,706
Other assets	32,962	26,060
Total assets	$871,175	$756,018
LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$194,123	$170,776
Accrued interest	8,906	8,210
Accrued restructuring	12,669	6,451
Liabilities of discontinued operations	443	2,799
Other liabilities and accrued expenses	114,824	84,157
Current maturities of long-term debt	27,501	22,890
Total current liabilities	358,466	295,283

Long-term debt, net of current portion	714,181	610,330
Post-retirement benefits other than pensions	15,850	16,302
Accrued pension benefits	13,140	13,511
Accrued restructuring	481	4,407
Deferred income taxes	10,390	3,325
Other non-current liabilities	51,420	4,962
Commitments and contingencies (Note 18)
Minority interest	11,558	10,498

Stockholders’ deficit:
Common stock:
Class B Shares par value $.001; authorized 6,000,000; issued 2,503,024.48	3	3
Paid-in capital (Note 14)	334,336	334,336
Retained deficit	(628,120)	(531,136)
Accumulated other comprehensive loss	(10,530)	(5,803)
Total stockholders’ deficit	(304,311)	(202,600)
Total liabilities and stockholders’ deficit	$871,175	$756,018

See notes to consolidated financial statements.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

IN THOUSANDS	Class B Common Stock	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2002	$3	$—	$(340,673)	$(16,068)	$(356,738)

Accretion for redemption of preferred stock	—	—	(32,895)	—	(32,895)
Net loss	—	—	(186,625)	—	(186,625)
Foreign currency translation	—	—	—	2,593	2,593
Unrealized loss on derivative instruments	—	—	—	(691)	(691)
Minimum pension liability	—	—	—	(1,638)	(1,638)

Total comprehensive loss					(186,361)

Balances at December 31, 2003	3	—	(560,193)	(15,804)	(575,994)

Recapitalization	—	334,336	—	—	334,336
Accretion for redemption of preferred stock	—	—	(27,367)	—	(27,367)
Net income	—	—	56,424	—	56,424
Foreign currency translation	—	—	—	9,840	9,840
Unrealized gains on derivative instruments	—	—	—	795	795
Minimum pension liability	—	—	—	(634)	(634)

Total comprehensive income	—	—	—		66,425

Balances at December 31, 2004	3	334,336	(531,136)	(5,803)	(202,600)

Net loss	—	—	(96,984)	—	(96,984)
Foreign currency translation	—	—	—	(4,684)	(4,684)
Unrealized gains on derivative instruments	—	—	—	398	398
Minimum pension liability	—	—	—	(441)	(441)

Total comprehensive loss					(101,711)

Balances at December 31, 2005	$3	$334,336	$(628,120)	$(10,530)	$(304,311)

See notes to consolidated financial statements.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THOUSANDS, Years Ended December 31,	2005	2004	2003
Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(96,984)	$29,057	$(219,520)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Discontinued operations	405	(45,065)	5,699
Depreciation and amortization	30,086	23,046	22,581
Non-cash interest expense	3,438	3,855	4,473
Loss on early extinguishment of debt	—	7,939	—
Accretion for redemption of preferred stock	—	27,367	32,895
Minority interest and unconsolidated subsidiaries, net	3,234	3,386	6,284
Deferred income taxes	6,203	2,592	28,085
Accrued pension and post-retirement benefits, net	(2,389)	308	(8,476)
Restructuring charges	4,850	942	48,968
Cash payments for restructuring charges	(7,457)	(9,027)	(15,333)
Special charges	—	—	118,240
Impairment charges	13,917	—	—
Mexico arbitration settlement	—	(13,622)	—
Changes in operating assets and liabilities, net of acquisitions, restructuring and non-cash special charges:
Accounts receivable	(20,010)	(10,766)	(8,581)
Inventories	9,544	(19,532)	(28,278)
Accounts payable	9,034	15,312	24,538
Other current assets and liabilities	1,404	(22,205)	20,839
Other non-current assets and liabilities, net	(2,162)	(2,938)	(7,325)
Net cash (used in) provided by operating activities of continuing operations	(46,887)	(9,351)	25,089

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(57,641)	(25,517)	(18,919)
Net proceeds on sale of assets and businesses	10,693	104,653	30,058
Purchases of property, plant and equipment	(41,382)	(25,347)	(16,305)
Investments in unconsolidated subsidiaries	—	—	(115)
Net cash (used in) provided by investing activities of continuing operations	(88,330)	53,789	(5,281)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	77,600	275,000	10,297
Retirement of long-term debt	(12,500)	(200,000)	—
Net borrowings (repayments) under revolving line of credit and other	33,986	(62,654)	(12,547)
Deferred financing costs	(2,476)	(15,032)	(1,980)
Distributions to minority interests	(2,382)	(1,010)	—
Net cash provided by (used in) financing activities of continuing operations	94,228	(3,696)	(4,230)

Effect of exchange rate changes on cash	(367)	1,510	967

Cash flows of discontinued operations	(1,167)	(914)	(7,653)
Net (decrease) increase in cash and cash equivalents	(42,523)	41,338	8,892

Cash and cash equivalents at beginning of year	62,545	21,207	12,315
Cash and cash equivalents at end of year	$20,022	$62,545	$21,207

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

AMOUNTS IN THOUSANDS, EXCEPT AS INDICATED

Years Ended December 31, 2005, 2004 and 2003

1.    DESCRIPTION OF THE BUSINESS, INDUSTRY AND GENERAL ECONOMIC CONDITIONS

2004 Corporate Reorganization

Effective September 30, 2004, the stockholders of Remy International, Inc. (the “Company” or “RII”) formed a new holding company, Remy Worldwide Holdings, Inc. (“RWH”), to own all of the outstanding stock of the Company. The Company’s stockholders exchanged all of their stock for identical shares in RWH with the same number and class of shares and percentage ownership of RWH and the same relative rights and preferences in the equity value of RWH, as they previously held in the Company. As a result, the Company is now a wholly owned subsidiary of RWH and the stockholders of the Company became stockholders of RWH. The Company will continue to be the issuer of its outstanding notes and the reporting company with the Securities and Exchange Commission.

In conjunction with the formation of the new holding company, all of the outstanding shares of the Company’s Series A Preferred Stock were cancelled. The cancellation is reflected in the consolidated balance sheet as a reclassification of the Preferred Stock to Paid-in Capital, which increased stockholders’ equity by $334,336 and was the amount attributable to the outstanding Series A Preferred Stock as of September 30, 2004. Since the Company’s Series A Preferred Stock was cancelled effective October 1, 2004, the accretion of Preferred Stock dividends is no longer reflected in the Company’s financial statements and the Company’s former stockholders now hold preferred stock in RWH that continues to accrete at 12.0%. RWH has no assets or operations other than its 100% ownership of the Company.

Business, Industry, General Economic Conditions and Liquidity

Remy International, Inc. is a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components and aftermarket powertrain components for automobiles, light trucks, heavy-duty trucks and other vehicles. The Company also provides core exchange services. The Company sells its products worldwide primarily under the “Delco Remy” brand name, the “Remy” brand name, the “World Wide Automotive” brand name and our customers’ widely recognized private label brand names. The Company’s products include starters, alternators, remanufactured engines, and fuel systems which are principally sold or distributed to original equipment manufacturers (“OEMs”) for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. The Company sells its products principally in North America, Europe, Latin America and Asia-Pacific.

The Company believes it is the largest producer in the world of remanufactured starters and alternators for the aftermarket. The Company’s remanufacturing operations obtain failed products, commonly known as cores, from its customers as returns. These cores are an essential material needed for the remanufacturing operations. The Company also provides exchange services for cores for third party aftermarket remanufacturers. At the time of the Company’s separation from General Motors Corporation (“GM”) in August 1994, the Company was predominantly a North American original equipment manufacturer with a majority of the 1995 sales derived from GM. Through strategic capital investments, acquisitions, divestitures and facility and workforce rationalization, the Company has become a low cost, global manufacturer and remanufacturer with a more balanced business and product mix between the aftermarket and the original equipment market. Since fiscal year 1995 the Company has increased sales, broadened its product line, expanded manufacturing and remanufacturing capabilities, diversified its customer base and end markets, lowered its cost base and extended its participation in international markets.

In general, the Company’s business is influenced by the underlying trends in the automobile, light truck, and heavy-duty truck, construction and industrial markets. However, the Company has been able to balance the cyclical nature of some of its businesses with the diversity of original equipment manufacturing markets between the automotive, heavy duty truck and industrial markets by focusing on its remanufacturing capabilities and its aftermarket business.

The automotive parts market is highly competitive. Competition is based primarily on quality of products, service, delivery, technical support and price. Most OEMs and aftermarket distributors source parts from one or two suppliers and the Company competes with a number of companies who supply automobile manufacturers throughout the world.

The Company’s operating results for 2005 were significantly below 2004. While net sales increased to $1,228,950 in 2005 from $1,051,165 in 2004 and $972,794 in 2003, gross margin percentage (excluding the 2003 special charge for the change in estimate for core valuation and the Mexican arbitration) decreased to approximately 12% in 2005 compared with approximately 19% in 2004 and 2003. This decrease in gross margin percentage, coupled with impairment and restructuring charges in 2005 led to an operating loss of $10,749 and a net loss (from continuing operations) of $96,579. The decrease in gross margin percentage was driven by decreasing sales prices, commodity price increases, start up and launch costs in transferring certain manufacturing and remanufacturing production to Mexico and unfavorable foreign currency exchange fluctuations (primarily in the US dollar vs. the Korean Won).

Cash outflows from operating and investing activities in 2005 totaled $88,269, excluding the cash outflow related to acquisitions of $57,641 and the cash inflow of $10,693 from the net proceeds on sale of businesses and assets. The Company used $46,887 of cash for operating activities and $41,382 of cash for capital expenditures. In December 2005, the Company obtained an additional $80,000 term loan. The net proceeds ($77,600 after original issue discount) from this incremental borrowing enabled the Company to end 2005 with $100,800 of domestic liquidity (cash on hand in the United States and availability under the Senior Credit Facility). However, if cash used from operations during 2006 were to continue at the 2005 level it would result in significant strains on liquidity during 2006. The Company expects higher cash interest payments in 2006 due to the additional borrowing coupled with anticipated higher interest rates on the $125,000 floating rate notes and borrowings under the variable interest rate Senior Credit Facility. Finally, the Company has $27,501 of current maturities of long term debt at December 31, 2005. In March 2005 the Company eliminated the earnings before interest, taxes, depreciation and amortization (“EBITDA”) and fixed charge covenants from its Senior Credit Facility. The Company’s debt also renders it subject to restrictive covenants, which include, among other things: (i) limitations on additional borrowings and encumbrances; (ii) limitations on cash dividends paid; (iii) limitations on investments and capital expenditures; (iv) limitations on leases and sales of assets; and (v) requirements for minimum liquidity. See note 11, Long-Term Debt for further discussion. These covenants coupled with the cash required to service the Company’s substantial indebtedness place significant demands on the Company’s liquidity.

In order to improve its 2006 cash flow from operations as well as its overall liquidity, the Company has taken specific actions to improve its margins and overall cost structure. These actions include certain customer price increases, supplier price concessions, headcount reductions and price reductions on freight. Further, the Company plans to complete the integration of the acquisition of Unit Parts Company (“UPC”) in 2006.

The Company’s $145,000, 8 5/8% Senior Notes are due December 15, 2007. In anticipation of this due date and in consideration of the Company’s substantial indebtedness, the Company is exploring various strategic alternatives, including, but not limited to, refinancing some or all of its debt. In addition, the Board of Directors has authorized management to explore restructuring alternatives including the engagement of investment bankers to advise the Company and analyze the disposition of certain non-core businesses.

The Company believes that the actions discussed above provide the foundation for improved operating performance in 2006 and future periods and that the Company’s expected future operating results and liquidity are sufficient to satisfy its operating and liquidity requirements during 2006. The Company is prepared to take actions to maintain sufficient liquidity in the event of any unforeseen downturns or other circumstances.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of RII and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. RII is a wholly owned subsidiary of Remy Worldwide Holdings, Inc. See Note 14 for further discussion.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, ownership has transferred, the seller’s price to the buyer is fixed and determinable and collectability is reasonably assured. The Company adheres to Emerging Issues Task Force (“EITF”) 00-10, Accounting for Shipping and Handling Fees and Costs. Accordingly, the Company classifies shipping and handling costs billed to customers in net sales and shipping and handling costs in cost of sales. When the Company’s remanufacturing operations sell remanufactured product, the customer is often charged a deposit for the core. The deposit charged to the customer is not included in revenue. Core deposits charged to customers and not included in revenue totaled $346,960, $233,735 and $300,576 for the years ended December 31, 2005, 2004, and 2003, respectively. Upon receipt of a core the Company grants the customer a credit based on the core deposit value. The Company generally limits core returns based on the number of similar cores previously sold to each customer.

Research and Development

The Company incurs costs in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged to selling, general and administrative expenses as incurred. The Company funded research and development expenses were approximately $23,300, $19,300 and $15,900 for the years ended December 31, 2005, 2004 and 2003, respectively.

The customer funded research and development expenses were approximately $1,987, $1,835 and $1,340 for the years December 31, 2005, 2004, and 2003, respectively.

Cash and Cash Equivalents

All cash balances and highly liquid investments with maturity of ninety days or less when acquired are considered cash and cash equivalents. The carrying amount of cash equivalents approximates fair value.

Book overdrafts of $5,600 and $4,700 at December 31, 2005 and 2004, respectively, are reflected in accounts payable.

As of December 31, 2005, approximately $1,778 of cash at Remy Korea Limited, a wholly owned non guarantor subsidiary, is being held in escrow until the bi-lateral advanced pricing agreement between Remy Korea Limited and Remy International, Inc. is resolved. The Company expects the United States and Korean authorities to finalize this transfer pricing matter in 2006. This $1,778 is included in cash and cash equivalents on the accompanying consolidated balance sheets.

Concentrations of Credit Risk and Other Risks

Substantially all of the Company’s trade accounts receivable are due from customers in the original equipment and aftermarket automotive industries, both in the U.S. and internationally. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains allowances for doubtful customer accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is developed based on several factors including customers’ credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet dates. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company conducts a significant amount of business with GM and International Truck and Engine Corporation. For more information, see Note 19.

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

Inventories

Inventories are carried at the lower of cost or market determined on the first-in, first-out (FIFO) method. The Company obtains cores, primarily from its customers, as returns, and by purchasing them from vendors (core brokers). Core inventory value is evaluated on an ongoing basis by comparison to prices obtained from core brokers. The value of cores is estimated to decline over the expected remaining life of the core family. The Company evaluates inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand. For inventory deemed to be obsolete, the Company provides a reserve for this inventory. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates the estimate of future demand. The Company recorded a charge to cost of goods sold for a reduction in the value of its core inventory of $6,245 and $8,256 for the years ended December 31, 2005 and 2004, respectively.

For the Company, raw materials also include supplies and repair parts, which consist of materials consumed in the manufacturing and remanufacturing process, but not directly incorporated into the finished products. Inventories consist of the following:

	2005	2004
Raw materials	$127,677	$116,807
Work-in-process	9,474	7,577
Finished goods	124,670	93,528
Total inventory	$261,821	$217,912

Property and Equipment

Property and equipment are stated at cost and include certain expenditures for leased facilities. Major improvements that materially extend the useful life of property are capitalized. Expenditures for repairs and maintenance are expensed as incurred. Depreciation is calculated primarily using the straight-line method over the estimated useful lives of the related assets, including leased facilities (15 to 40 years for buildings and 3 to 15 years for machinery and equipment). Capital leases and leasehold improvements are amortized over the period of the lease or the life of the property, whichever is shorter.

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

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” and the Financial Accounting Standards Board (“FASB”) interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations—An Interpretation of SFAS No. 143”, the Company recognizes liabilities for asset retirement obligations primarily related to lease facilities. These recorded liabilities are not material. No Company assets are legally restricted for the purposes of settling asset retirement obligations.

Tooling

Tooling, which is included in machinery and equipment in the accompanying consolidated balance sheets, represents the costs to design and develop tools, dies, jigs and other items owned by the Company and used in the manufacture of customer components under long-term supply agreements. Tooling is amortized over the tool’s expected life. Tooling that involves new technology is expensed as incurred. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of the net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets are not amortized, but are tested for impairment at least annually. The Company performs its annual impairment review in the fourth quarter of each fiscal year, unless circumstances dictate more frequent assessments. The 2005 annual impairment review resulted in an impairment charge of $13,917. For more information, see Note 5.

The cost of other intangible assets with determinable useful lives is amortized on a straight-line basis to reflect the pattern of economic benefit consumed, ranging from 5 to 20 years.

Foreign Currency Translation

Each of the Company’s foreign subsidiaries’ functional currency is its local currency, with the exception of our subsidiaries in Mexico, for whom the U.S. dollar is the functional currency because substantially all of their purchases and sales are denominated in U.S. dollars. Financial statements of foreign subsidiaries for which the functional currency is its local currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and at the average exchange rate for each year for revenue and expenses. Translation adjustments are recorded as a separate component of stockholders’ equity and reflected in other comprehensive income (loss) (“OCI”). For more information, see Note 15. For each of the Company’s foreign subsidiaries, gains and losses arising from transactions denominated in a currency other that the functional currency are included in income.

Derivative Financial Instruments

The Company reports all derivative instruments on the consolidated balance sheets at fair value and establishes criteria for the designation and effectiveness of hedging relationships.

In the normal course of business, operations of the Company are exposed to continuing fluctuations in foreign currency values, interest rates and commodity prices that can affect the cost of operating, investing and financing. Accordingly, the Company addresses a portion of these risks through a controlled program of risk management that includes the use of derivative financial instruments. The Company has historically used derivative financial instruments for the purpose of hedging currency and interest rate exposures, which exist as a part of ongoing business operations. As a policy, the Company does not engage in speculative or leveraged transactions, nor does the Company hold or issue financial instruments for trading purposes. Management routinely reviews the effectiveness of the use of derivative instruments.

Currency Rate Hedging

The Company primarily utilizes forward exchange contracts with maturities generally within 18 months, some of which are designated as cash flow hedges. In order to hedge anticipated U.S. dollar-denominated intercompany sales of inventory by its South Korean subsidiary to a U.S. subsidiary against fluctuations between the South Korean Won and U.S. dollar, the Company entered into a series of currency forward contracts. Additionally, a European subsidiary, whose functional currency is the Euro, entered into a series of forward contracts to purchase US dollars in order to hedge U.S. payments to suppliers. The critical terms of the hedges are the same as the underlying forecasted transactions, and the hedges are considered highly effective to offset the changes in the fair value of the cash flows from the hedged transactions. At maturity, each contract is settled at the difference between fair value and contract value, with a corresponding charge to the consolidated statement of operations. These derivative contracts are designated as cash flow hedges and, accordingly, changes in fair value prior to settlement of the underlying transaction are charged to OCI. Any derivative instrument designated but no longer effective as a hedge or initially not effective as a hedge would be recorded at fair value and the related gains and losses are recognized in earnings. However, all hedges were effective for all periods presented. Derivatives not designated as hedges are adjusted to fair value through the consolidated statement of operations.

The Company’s foreign exchange contracts are summarized as follows:

	2005		2004
	Notional Amount	Fair Value Gain	Notional Amount	Fair Value Gain
Forwards	$66,157	$1,328	$41,620	$1,248

Interest Rate Hedging

The Company is exposed from time to time to interest rate risk through its corporate borrowing activities. The Company currently has no interest rate hedges.

Net Investments Hedging

The Company may enter into foreign-denominated debt to be used as a non-derivative instrument to hedge the Company’s net investment in foreign subsidiaries. The changes in carrying amount of the foreign-denominated debt on the Company’s books, attributable to changes in the spot foreign exchange rate, is a hedge of the net investment in its foreign subsidiaries and is reported in other comprehensive income (loss).

Commodity Purchases

The Company purchases certain commodities during the normal course of business, which result in physical delivery and hence, are excluded from SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

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

	2005	2004	2003
Balance at beginning of year	$17,633	$20,471	$15,261
Provision for warranty	54,308	39,665	51,166
Payments and charges against the accrual	(55,285)	(42,503)	(48,383)
Other (including acquisitions)	4,533	—	2,427
Balance at end of year	$21,189	$17,633	$20,471

Investments in Unconsolidated Subsidiaries

Investments in companies in which the Company holds an ownership interest of 20% to 50% over which the Company exercises significant influence and to which Financial Accounting Standard Board (“FASB”) Interpretation 46, Consolidation of Variable Interest Entities (revised December 2003, “FIN 46R”) does not apply, are accounted for by the equity method. Currently, the Company accounts for all 20% to 50% owned entities under the equity method. Investments in companies in which the Company holds an ownership interest of less than 20% are accounted for on the cost basis. At December 31, 2005, the Company’s ownership interest and carrying value of such investments consisted of Sahney Paris Rhone Ltd., India (47.5%, $5,767) and Nikko Electric Industry Co., Inc. (1%, $150).

At December 31, 2004, the Company’s ownership interests and carrying value of these instruments consisted of Sahney Paris Rhone Ltd. (47.5%, $5,556) and Nikko Electric Industry Co., Inc. (1%, $150). In 2004, the Company reduced its ownership interest in Hitachi Remy Automotive GmbH from 49% to 24.6%. The Company’s share of losses related to this unconsolidated subsidiary in 2004 reduced the carrying value of that investment to zero. Accordingly, the Company has discontinued recognition of losses related to Hitachi Remy Automotive GmbH. The investment was terminated in January 2006.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

Failure to achieve forecasted taxable income may affect the ultimate realization of certain deferred tax assets. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, general economic conditions, increased competition, or delays in product availability. For more information, see Note 13.

Pension and Post-Retirement Plans

The Company sponsors various defined benefit pension and post-retirement plans, which produce significant costs developed from actuarial valuations. Inherent in these valuations are key assumptions regarding discount rates, expected return on plan assets, rates of compensation increases, and the rates of health care benefit increases. The Company is required to consider current market conditions in determining these assumptions. If future trends in these assumptions prove to differ from management’s assumptions, revisions to the plan assets, benefit obligations and components of expense may be required. For more information, see Note 12.

Earnings Per Share

The Company’s common stock is not publicly traded. Accordingly, disclosure of earnings per share is not required.

Fair Value of Financial Instruments

The Company’s financial instruments generally consist of cash and cash equivalents, trade and other receivables, accounts payable and long-term debt. The fair value of the Company’s debt in the table below was estimated using the closing market price of each security at December 31, 2005 and 2004. With the exception of our debt instruments included in the table below, the carrying amounts of the other debt related instruments approximated their fair value at December 31, 2005 and 2004. The face value and estimated fair value of the Company’s Senior Notes and Senior Subordinated Notes at December 31, 2005 and 2004 are as follows:

	Face Value	2005	2004
Senior Secured Floating Rate Notes	$125,000	$113,750	$127,031
8 5/8% Senior Notes	145,000	110,200	147,175
11% Senior Subordinated Notes	165,000	51,975	175,725
9 3/8% Senior Subordinated Notes	150,000	51,000	153,750
Total	$585,000	$326,925	$603,681

Implementation of New Financial Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 replaces Accounts Principle Board Opinion (“APB”) No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among the changes, this statement requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. This statement will be effective for the fiscal year beginning after December 15, 2005. The Company currently does not expect the adoption of the statement to have a material effect on its consolidated financial statements.

In March 2005, FASB issued FIN 47. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This FASB interpretation was effective for fiscal years ending after December 15, 2005. The adoption of this FASB interpretation did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets (“SFAS No. 153”). SFAS No. 153 amends the guidance in Accounting Principles Board Opinions, (“APB”), Accounting for Nonmonetary Transactions (“APB No. 29”) to require measurement at fair value for exchanges of similar productive assets unless the exchange lacks commercial substance. This statement will be effective for the Company in 2006 and is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement will be effective for the Company in 2006. The Company does not expect the adoption of the statement to have a material effect on its consolidated financial statements.

3.    ACQUISITIONS

2005 Acquisitions

On March 18, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of UPC. UPC is a major supplier to the automotive aftermarket for new and remanufactured starters and alternators, offering custom branding, packaging and logistics solutions as well as complete engineering and support services. The purchase price consisted of $55,277 in cash, $1,627 in costs and the assumption of approximately $66,702 in liabilities (including an estimate of approximately $5,250 in exit costs and $61,452 in customer obligations). Additionally, the purchase agreement contains a contingent earn-out to be paid over a four-year period if incremental financial performance objectives above the current performance of the combined electrical aftermarket business are attained. Contingent consideration earned and paid will increase the purchase price and result in additional goodwill. The Company funded this acquisition with cash on hand and borrowings available under its existing revolving credit facility.

Customer obligations primarily relate to several customer contracts acquired through the acquisition. These liabilities are reflected in “Other liabilities and accrued expenses” and “Other non-current liabilities” in the accompanying consolidated balance sheets. These contracts designate the Company as the exclusive supplier to the respective customer and require the Company to issue credits to each respective customer over several years. The following table summarizes the net present value, as of December 31, 2005, of future payments due over the next five years under the customer obligation contracts:

2006	$13,814
2007	9,387
2008	8,439
2009	8,047
2010	6,825
Thereafter	10,790
Total	$57,302

In connection with this acquisition the Company entered into Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement, described in Note 11.

UPC’s results of operations are included in the Company’s consolidated statement of operations beginning March 18, 2005. The preliminary purchase price allocation is summarized as follows:

Current assets	$63,092
Intangible assets and goodwill	71,055
Other assets	22,594
Total assets	$156,741

Total liabilities	$101,464
Cash paid	$55,277

Other

In 2005, the Company made cash payments totaling $325 relative to the acquisition of Delphi Corporation’s (“Delphi”) light vehicle alternator business.

In the second quarter of 2005, the Company made a final cash earn-out payment of approximately $412 relative to the 2000 acquisition of M&M Knopf Auto Parts, L.L.C. (“Knopf”) and recorded a corresponding increase in goodwill.

2004 Acquisitions

The Company made cash earn-out payments totaling $13,454 in 2004 relative to the 2000 acquisition of Knopf, a provider of core acquisition services. These payments were based on the achievement of certain earnings goals by Knopf during the period August 2000 to December 2003. In December 2003, $13,500 was accrued and recorded as an adjustment to the purchase price of Knopf, resulting in a corresponding increase in goodwill. The final earn out payment was made in 2005.

In connection with settlement of the arbitration between certain of the Company’s affiliates and its former partner at its operations in Mexico, the Company recorded the purchase of the remaining shares of the Mexico venture from the minority shareholders. For more information see Note 7. The net purchase portion of the arbitration award of $5,488 in cash was paid in the third quarter of 2004 and resulted in a $5,101 increase in goodwill.

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

The Company made cash payments totaling $1,789 in 2004 relative to the acquisition of Delphi’s automotive generator business.

2003 Acquisitions

The Company completed the acquisition of certain parts of the Delphi automotive generator business for cash payments totaling $6,061 in 2003, including cash acquired of $3,600. This acquisition included 51% of Hubei, a manufacturer of automotive and heavy-duty generators for the original equipment market and aftermarket based in China ($3,600); Delphi Automotive Systems Poland ($1,461); and other items ($1,000). The purchase price was funded through proceeds from the Company’s Senior Credit Facility. The acquisition was accounted for as a purchase with no resulting goodwill. The amount by which the estimated fair value of the assets acquired exceeded the total purchase price, including expenses, was applied as a ratable reduction in the value of non-current assets in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”).

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

4.    DISCONTINUED OPERATIONS

Over the past three years, the Company has disposed of various non-core businesses, some of which were generating operating losses, to focus its resources on core operations.

In the second quarter of 2005, the Company completed the sale of substantially all of the assets and the assignment of certain liabilities of its automatic transmission remanufacturing business, AutoMatic Transmission International A/S (“AMT”), based in Soborg, Denmark, for approximately $240 in cash. In the third quarter of 2004, the Company committed to a plan to dispose of this business and the operating results, balance sheets and cash flows of this business were classified as discontinued operations effective in the third quarter of 2004 and all prior periods were reclassified accordingly. An estimated loss on disposal of $2,246 was recorded in connection with this action. This loss was reduced by $448 in 2005 as a result of the sale.

In the third quarter of 2004, the Company completed the sale of its wholly owned remanufactured transmission subsidiaries, Williams Technologies, Inc. (“Williams”) and JAX Reman, L.L.C. (“JAX”), to Caterpillar, Inc. (“CAT”) for $107,164 in cash. In 2004, the Company realized net cash proceeds of $104,270 and recorded a gain of $45,135, net of income taxes and deal-related costs. As a result of the sale of Williams and JAX, the operating results, balance sheets and cash flows of these businesses were classified as discontinued operations effective in the third quarter of 2004 and all prior periods were reclassified accordingly.

In the first quarter of 2003, the Company completed the sale of Tractech Inc. and Kraftube Inc. These businesses manufactured traction control devices and components for the air-conditioning industry, respectively. In connection with the sale, the Company recorded net cash proceeds of $30,058, $383 and $478 in 2003, 2004 and 2005, respectively, and a gain of $2,320, $383, $478 in 2003, 2004 and 2005, respectively, with no income tax effect. Additional gains may be recognized based on the financial performance of these businesses in 2006 through 2008. The operating results, balance sheets and cash flows of these businesses were reported as discontinued operations beginning in the first quarter of 2003 and all prior periods were reclassified accordingly.

In the first quarter of 2003, the Company completed plans to exit its contract remanufacturing operation for gas engines in Beaumont, Texas. A charge of $618 for the write down of assets and the cost of employee separation programs relative to the exit of this operation were charged to discontinued operations in 2003. The operating results, balance sheets and cash flows of this business were reported as discontinued operations beginning in the first quarter of 2003 and all prior periods were reclassified accordingly.

In the second quarter of 2002, the Company completed plans to exit its retail aftermarket gas engine business in Dallas, Texas, Kansas City, Missouri and Toronto, Canada. A charge of $28,248 was recorded in 2002 for the write down of the relevant assets to their estimated realizable value. This charge was reduced by $639 in 2004 as fully reserved receivables were collected.

Operating results of discontinued operations are as follows:

	2005	2004	2003
Net sales	$973	$63,291	$90,171
Interest expense	5	4,473	7,880
Income (loss) before tax	(758)	1,214	(7,888)
Income tax expense	(573)	(60)	(131)
Net (loss) income	$(1,331)	$1,154	$(8,019)

Assets and liabilities of discontinued operations are as follows:

	2005	2004
Current assets	$16	$356
Property, plant and equipment, net	—	—
Other assets	—	—
Total assets of discontinued operations	$16	$356

Current liabilities	$443	$2,727
Non-current liabilities	—	72
Total liabilities of discontinued operations	$443	$2,799

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company performs an impairment review on its goodwill and other intangible assets on an annual basis, or more frequently if impairment indicators arise. The Company completed its annual impairment test during the fourth quarter of 2003, 2004 and 2005 as required under SFAS No. 142 and recorded a goodwill impairment charge of $13,917 in the fourth quarter of 2005 relating to the entire goodwill balance at Knopf, a provider of core acquisition services. The decline in the enterprise value of Knopf is primarily a result of lower demand in the core market. The 2003 and 2004 annual impairment tests determined that goodwill was not impaired.

At December 31, 2005, the Company had goodwill of approximately $156,700. In 2005, the Company recorded additional goodwill of $64,200 for the purchase of UPC and recorded an impairment of $13,900 discussed above.

At December 31, 2004, the Company had goodwill of approximately $106,400. In 2004, the Company recorded additional goodwill of $5,101 for the purchase of the remaining shares of the Mexico venture from the minority shareholders and $404 in connection with the true up of the contingent earn-out liability relative to the acquisition of Knopf.

Other Intangible Assets

At December 31, 2005, the Company had other intangible assets of approximately $19,900, net of accumulated amortization. Intangibles net of accumulated amortization at December 31, 2005 included $4,900 for customer contract intangibles acquired with the acquisition of UPC, $7,500 for customer inducements, $5,100 for intellectual property license agreements and $2,400 for a pension intangible and other intangibles. Customer contract intangibles and intellectual property license agreements are amortized over the estimated useful life of the asset, which are 1 to 8 years, and recorded as amortization expense. Customer inducements are written down over the life of the contract, which are 3 to 13 years, and recorded as a reduction to gross profit.

At December 31, 2004 the Company had other intangible assets of approximately $12,300, net of accumulated amortization. Intangibles net of accumulated amortization at December 31, 2004 included approximately $7,800 for customer inducements, approximately $3,500 for an intellectual property license agreement and approximately $1,000 for a pension intangible.

Amortization expense from definite lived intangibles for the years ended December 31, 2005, 2004 and 2003 was $4,288, $2,676 and $1,477, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite lived intangibles recorded as of December 31, 2005:

2006	$4,263
2007	1,987
2008	1,056
2009	1,014
2010	1,014

6.    RESTRUCTURING

The Company’s restructuring activities are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) and Emerging Issues Task Force (“EITF”) Issue 95-03, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-03”).

Continuing Operations

Actions

In 2005, the Company completed plans for the following restructuring actions in conjunction with its ongoing cost reduction initiatives:

•	A reduction in force, including early retirements and involuntary terminations, at its headquarters operations in Anderson, Indiana.

•	Consolidation of certain electrical aftermarket remanufacturing operations in Michigan and Virginia.

•	A reduction in force subsequent to the ramp up of in sourcing activities and continued implementation of lean manufacturing initiatives in its OEM operations in Mexico.

•	Closure of certain manufacturing facilities in Europe.

•	Closure of two distribution centers in its core services operations.

•	Closure of its Powrbilt Products diesel engine remanufacturing operation in Mansfield, Texas.

In connection with the acquisition of UPC in the first quarter of 2005, the Company developed a plan for the consolidation and integration of the operations of UPC with the Company’s then existing electrical aftermarket remanufacturing operations. This plan included provisions for various voluntary and involuntary employee termination programs. A liability of $5,250, consisting entirely of employee termination benefits, was established in the opening balance sheet of UPC for the estimated cost of the plan.

In 2004, the Company completed plans for the closure and consolidation of certain manufacturing and distribution facilities in Mexico and Europe.

In 2003, the Company completed plans for the following restructuring actions and transfers of production to lower-cost facilities:

•	Closure of its starter and alternator manufacturing operations in Anderson, Indiana.

•	Consolidation of its alternator and starter remanufacturing operations in Mississippi.

•	Closure of its aftermarket remanufacturing and distribution facilities in Reed City, Michigan.

•	Consolidation of certain operations in Europe.

Net charges and payments

A total net charge of $4,850 was recorded in 2005 relative to the 2005, 2004 and 2003 actions. This charge consisted of termination benefits totaling $7,043, asset and leasehold improvement impairment charges of $502 and other costs of $331, offset by a $3,026 credit (including the extinguishment of $2,700 of a liability for maintenance agreements) on the sale of production facilities in Anderson, Indiana, which were written down in 2003. The employee termination benefit charge included $1,525 relative to the termination in 2003 of employees represented by the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (the “UAW”). On January 31, 2006, the Company and the UAW reached a settlement of the lawsuit filed by the UAW and Local Union 662 in 2003 (see Note 17). Under the terms of the settlement which released all claims alleged, the Company made payments totaling $5,565, including payroll related taxes, to the supplemental unemployment benefit plan in the first quarter of 2006.

A total net charge of $942 was recorded in 2004 for the estimated cost of the 2004 and 2003 actions. This charge consisted of $1,357 for the cost of voluntary and involuntary employee separation programs, $120 for the impairment of leasehold improvements and other miscellaneous costs of $1,247, partially offset by a $1,782 reduction in the reserve for the impairment of operating leases, as the Company reached an agreement to transfer its lease obligation for an Anderson-based facility to a third party.

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

The Company expects to pay approximately $11,400 (including $5,565 for the UAW settlement) in 2006 related to the employee termination programs.

The following table summarizes the activity in the restructuring accrual for continuing operations:

	Termination Benefits	Exit/ Impairment Costs	Total
Reserve at December 31, 2002	$9,585	$227	$9,812
Provision in 2003	14,381	9,066	23,447
Payments in 2003	(13,315)	(2,020)	(15,335)
Other	62	1,217	1,279
Reserve at December 31, 2003	10,713	8,490	19,203
Provision in 2004	1,357	(415)	942
Payments in 2004	(6,729)	(2,298)	(9,027)
Other	(56)	(204)	(260)
Reserve at December 31, 2004	5,285	5,573	10,858
Provision in 2005	7,043	258	7,301
Payments in 2005	(5,858)	(1,599)	(7,457)
Other (including acquisitions)	5,148	(2,700)	2,448
Reserve at December 31, 2005	$11,618	$1,532	$13,150

The following table reconciles the restructuring provisions appearing in the above table with the total charges (credits) appearing in the consolidated statements of operations:

	2005	2004	2003
Provision charged to accrual	$7,301	$942	$23,447
Write-down of fixed assets and capital leases	502	—	29,233
Gain on sale of fixed assets	(3,026)	—	—
Post-employment benefit curtailment gain	—	—	(7,216)
Pension plan curtailment charge	—	—	1,835
Other	73	—	1,669
Total provision	$4,850	$942	$48,968

Discontinued Operations

The restructuring charges, payments and liabilities relative to discontinued operations are classified as discontinued operations in the Company’s consolidated financial statements. The restructuring liabilities of these operations are included in the Balance Sheet as liabilities of discontinued operations. For additional information on discontinued operations, see Note 4.

The Company has substantially completed the following restructuring actions in its discontinued operations.

•	Closure of its aftermarket transmission remanufacturing facility in Jacksonville, Florida.

•	Closure of the manufacturing and administrative functions of its retail aftermarket gas engine business. This action was initiated in 2002.

The following table summarizes the activity in the restructuring accrual for discontinued operations:

	Termination Benefits	Exit/ Impairment Costs	Total
Reserve at December 31, 2002	$1,067	$2,766	$3,833
Provision in 2003	646	283	929
Payments in 2003	(1,012)	(1,542)	(2,554)
Other	(277)	(1,149)	(1,426)
Reserve at December 31, 2003	424	358	782
Provision in 2004	293	75	368
Payments in 2004	(758)	(254)	(1,012)
Other	41	115	156
Reserve at December 31, 2004	—	294	294
Provision in 2005	—	—	—
Payments in 2005	—	(182)	(182)
Other	—	(112)	(112)
Reserve at December 31, 2005	$—	$—	$—

7.    SPECIAL CHARGES

In March 2004, prior to the issuance of the 2003 financial statements, the Company received an interim decision from the panel of arbitrators regarding the dispute with its Mexican minority shareholder, GCID Autopartes, S.A. de C.V. (“GCID”). In the fourth quarter of 2003, the Company recorded a special charge to cost of sales for the estimated cost of the past service fee, other claims, interest and other costs totaling $14,310. The arbitration panel issued its final award on June 25, 2004. In accordance with the final award, on July 6, 2004 GCID transferred its interest in Remy Mexico, S. de R.L. de C.V. (fka Delco Remy Mexico, S. de R.L. de C.V. (“RM”) to Remy Mexico Holdings, S. de R.L. de C.V. (“RMH”), and RMH, RM and Remy Componentes, S. de R.L. de C.V. (“RC”) paid GCID and its affiliates approximately $17,300 for GCID’s minority interest, the award for past services fees for the period of 1997 through 2004, and other claims, including interest. RMH, RM and RC also paid approximately $1,800 in value added tax as a result of these payments. The results of the final award did not affect the special charge recorded in the fourth quarter of 2003. For more information, see Note 7.

In the fourth quarter of 2003, the Company changed its estimate for the valuation of core inventory from primarily customer acquisition cost to primarily core broker prices and recorded a special charge of $103,930. Of this charge, $94,856 related to the write down of the core component of inventory and $9,074 related to the establishment of an estimated liability for core returns.

8.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts is as follows:

	2005	2004	2003
Balance at beginning of period	$2,784	$6,202	$4,871
Additions charged to costs and expenses	2,857	894	4,589
Uncollectible accounts written off, net of recoveries	(1,090)	(4,312)	(3,258)
Balance at end of period	$4,551	$2,784	$6,202

The allowance does not include amounts related to discontinued operations of $0, $0, and $800 for the years ending December 31, 2005, 2004 and 2003, respectively.

9.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2005	2004
Land and buildings	$41,556	$31,000
Buildings under capital leases	3,330	18,356
Leasehold improvements	15,347	8,728
Machinery and equipment	304,608	271,553
Total property, plant and equipment	$364,841	$329,637

10.    OTHER LIABILITIES AND ACCRUED EXPENSES:

The other liabilities and accrued expenses consist of the following:

	2005	2004
Customer obligation	$13,814	$—
Accrued warranty	21,189	17,633
Accrued core liability	17,322	14,397
Accrued wages and benefits	17,189	18,154
Other	45,310	33,973
Total other accrued liabilities	$114,824	$84,157

11.    LONG-TERM DEBT

Borrowings under long-term debt arrangements consist of the following:

	2005	2004
Senior Credit Facility—Due June 30, 2008	$109,183	$—
Senior Secured Floating Rate Notes—Due April 15, 2009	125,000	125,000
8 5/8% Senior Notes—Due December 15, 2007	145,000	145,000
11% Senior Subordinated Notes—Due May 1, 2009	164,130	163,857
9 3/8% Senior Subordinated Notes—Due April 15, 2012	150,000	150,000
Other, including capital lease obligations	48,369	49,363
	741,682	633,220
Less current portion	27,501	22,890
Total long-term debt	$714,181	$610,330

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

On April 23, 2004, the Company issued $125,000 principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Floating Rate Notes”), bearing an interest rate of LIBOR plus 4.00%, and $150,000 principal amount of 9 3/8% Senior Subordinated Notes due 2012 (the “9 3/8% Senior Subordinated Notes”). The net proceeds from the issuance of these notes were to pay down existing indebtedness under the Company’s senior credit facilities, including repayment of $60,000 term loan and relevant prepayment premium, and to finance the redemption price of 101.777% of their face amount plus accrued but unpaid interest up to, but not including, the redemption date of May 24, 2004.

In the second quarter of 2004, in connection with the above mentioned debt redemption, repayment and amendment, the Company recorded a loss on early extinguishment of debt of $7,939. This charge consisted of: (i) a call premium of $2,479 and the write off of deferred financing costs of $1,391 on redemption of the 10 5/8% Senior Subordinated Notes: (ii) a prepayment penalty of $1,800 and the write off of deferred financing costs of $743 on repayment of the term loan: and (iii) write off of deferred financing costs of $1,226 and an amendment fee of $300 on the amendment and pay down of the senior credit facility. Also during the second quarter of 2004, the Company recorded additional interest for the period between the call and redemption dates of $1,281 relative to redemption of the 10 5/8% Senior Subordinated Notes.

On September 1, 2004, the Company amended its senior credit facility to change certain definitions and to adjust certain financial covenants to reflect the sale of Williams and JAX. The revised covenant calculation for the maintenance of a minimum level of EBITDA was lowered from $108,000 to $99,000 for the rolling twelve-month period ending December 31, 2005, reflecting the sale of the transmission business.

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

On December 27, 2005, the Company amended its Senior Credit Facility by entering into the Third Amended and Restated Loan and Security Agreement to reflect, among other matters, the issuance of an $80,000 term loan within the Facility. As a result of the addition of the Term Loan, the senior credit facility (subject to a borrowing base calculation and existing restrictions under the Company’s indentures) was increased to $240,000 including the $80,000 Term Loan and the $160,000 revolving commitment. The term loan was issued at a discount of 3% or $2,387. Proceeds from the new term loan were used to reduce outstanding debt under the revolving facility, thereby increasing the Company’s total liquidity. The interest rate on the term loan is the greater of Wachovia Bank’s prime rate plus a spread of 5% or the Federal Funds Effective Rate plus .5% plus a spread of 5%, or at the Company’s option, a 1, 2, 3 or 6 month Eurodollar Rate plus a spread of 6%.

At December 31, 2005, borrowings under the Senior Credit Facility were $31,570 and utilization of letters of credit totaled $7,033. Based on the collateral supporting the Senior Credit Facility at December 31, 2005, $99,795 was available under the Facility. The interest rate on borrowings outstanding under the credit facility at December 31, 2005 was 7.25%. At December 31, 2005, borrowings outstanding under the term loan portion of the Senior Credit Facility were $80,000, reflected on the balance sheet net of the unamortized portion of the original issue discount of $2,387. The interest rate on borrowings outstanding under the term loan of the credit facility at December 31, 2005 was 10.52%.

The Senior Credit Facility contains various restrictive covenants, which include, among other things: (i) limitations on additional borrowings and encumbrances; (ii) limitations on cash dividends paid; (iii) limitations on investments and capital expenditures; and (iv) limitations on leases and sales of assets; and (v) one of the most restrictive requirements is to maintain “Average Excess Availability” of at least $35,000 to avoid specific actions that the Agent may take to protect its collateralized position. Average Excess Availability is defined as the simple average of three months of Excess Availability which is computed at each month end as the lesser of $160,000 or our borrowing base, less amounts drawn under the revolving credit facility and letters of credit outstanding.

Floating Rate Notes and 9 3/8% Senior Subordinated Notes

On April 23, 2004, the Company issued $125,000 principal amount of Second Priority Senior Secured Floating Rate Notes due 2009 (the “Floating Rate Notes”), bearing an interest rate of LIBOR plus 4.00%, and $150,000 principal amount of 9 3/8% Senior Subordinated Notes due 2012 (the “9 3/8% Senior Subordinated Notes”). The net proceeds from the issuance of these notes were used to pay down existing indebtedness under the Company’s senior credit facilities, including repayment of the $60,000 term loan discussed above and relevant prepayment premium, and to finance the redemption of the Company’s outstanding 10 5/8% senior subordinated notes due 2006 issued on August 1, 1996, including the call premium and accrued interest. The 10 5/8% notes were called for redemption in their entirety on April 23, 2004 at a redemption price of 101.771% of their face amount plus accrued but unpaid interest up to, but not including, the redemption date of May 24, 2004.

The Floating Rate Notes mature on April 15, 2009. Interest is due each January 15, April 15, July 15 and October 15 commencing July 15, 2004. The interest rate at December 31, 2005 and December 31, 2004 was 8.15% and 6.07%, respectively. The interest rate is reset quarterly based on the three (3) month LIBOR plus 4% and is calculated on actual days lapsed and a 360 day year. The Floating Rate Notes are guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantors”). The Floating Rate Notes and the related guarantees are senior obligations secured by a second-priority lien, subject to certain exceptions and permitted liens, on all of the Company’s and the Guarantors’ existing and future property and assets that secure the Company’s obligations under its existing credit facilities. In the event of enforcement of the lien securing the Floating Rate Notes and the related guarantees, the proceeds thereof will first be applied to repay obligations secured by the first-priority liens, including the Company’s obligations under its senior credit facilities.

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

Upon the occurrence of a change in control, as defined, each holder of the 11% Senior Subordinated Notes will have the right to require the Company to purchase all or a portion of such holder’s notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

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

Sale-Leaseback Financing Transactions

In 2003, certain of the Company’s Mexican subsidiaries entered into a series of machinery and equipment sale-leaseback financing transactions with GE Mexico. Under the terms of this agreement, the relevant subsidiaries must maintain certain net worth, earnings before interest, taxes, depreciation and amortization (as defined) and sales levels, in addition to other requirements normally associated with this type of financing. Net cash proceeds from these transactions in 2003 were $10,297, net of security deposits totaling $5,425. The Company has accounted for these transactions as financing transactions in accordance with SFAS No. 66 and SFAS No. 98. Accordingly, an obligation of $15,722 was recorded relative to these transactions. The obligation at December 31, 2005 and 2004 was $9,416 and $12,214, respectively.

In November, 2005, the Company entered into a purchase, sale and partial leaseback real estate transaction. The Company purchased five real estate parcels that the Company had been leasing under long term capital leases and simultaneously sold all five properties. At the closing, the Company entered into new long term leases for three of the properties it sold. The purchase price of the properties was $17,000. $12,500 was paid in cash and $4,500 was paid in the form of a 10 year unsecured note bearing interest at 8.0%. The sale price was $9,975. This transaction resulted in a gain of $3,026 reflected in restructuring and a deferred gain of $4,100 that will be amortized over the term of the leased assets.

Capital Lease Obligations

Capital leases have been capitalized using nominal interest rates ranging from 10.6% to 15.1%. The net book value of assets under capital leases was $2,751 and $3,805 at December 31, 2005 and 2004, respectively.

Other

Required principal payments of long-term debt and capitalized leases are as follows:

2006	$27,501
2007	148,861
2008	112,877
2009	292,254
2010	1,057
Thereafter	159,132
Total principal payments	$741,682

12.    EMPLOYEE BENEFIT PLANS

Agreements with GM

In connection with the GM acquisition, the Company and GM agreed to allocate the responsibility for employee pension benefits and post-retirement health care and life insurance on a pro-rata basis between Remy Inc. (“RI”) and GM. The allocation is primarily determined upon years of service with RI and aggregate years of service with RI and GM. Effective August 1, 1994, RI established hourly and salaried pension and post-retirement health care and life insurance plans which are similar to the respective GM plans.

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

Remy Automotive UK Ltd., (“RAUK”) a non-guarantor subsidiary of RII has a defined benefit pension plan. This plan covers only employees who were part of Lucas prior to RII’s acquisition of Lucas in 1998.

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

The changes in benefit obligations and plan assets, components of expense and assumptions for the plans are as follows:

	Pension Benefits			Post-Retirement Health Care and Life Insurance Plans
	2005	2004	2003	2005	2004	2003
Change in benefit obligations
Benefit obligation at beginning of year	$53,272	$46,896	$43,009	$19,016	$19,903	$36,069
Service cost	2,043	1,770	1,682	351	308	374
Interest cost	2,939	2,747	2,561	1,135	1,091	1,159
Amendments	—	897	114	—	—	—
Actuarial loss	509	2,882	4,870	1,083	639	2,283
Benefits paid	(1,768)	(1,920)	(2,100)	(2,050)	(1,566)	(1,512)
Medicare Prescription Drug Act of 2003 (gain)	NA	NA	NA	—	(1,359)	NA
Curtailment gains	—	—	(3,240)	—	—	(18,470)
Benefit obligation at end of year	$56,995	$53,272	$46,896	$19,535	$19,016	$19,903

Change in plan assets
Fair value of plan assets at beginning of year	$33,049	$28,851	$23,976	$—	$—	$—
Actual return on plan assets	2,887	3,051	4,486	—	—	—
Employer contributions	3,795	3,808	2,037	2,050	1,584	1,512
Benefits paid	(1,768)	(1,920)	(2,100)	(2,050)	(1,584)	(1,512)
Fair value of plan assets at end of year	$37,963	$33,790	$28,399	$—	$—	$—

Funded status	$(19,031)	$(19,483)	$(18,497)	$(19,535)	$(19,016)	$(19,903)
Unrecognized actuarial loss	14,154	13,899	12,801	3,685	2,714	3,472
Unrecognized prior service cost	1,116	1,339	539	—	—	—
Net amount recognized and accrued	$(3,761)	$(4,245)	$(5,157)	$(15,850)	$(16,302)	$(16,431)

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(13,140)	$(13,511)	$(13,073)	$(15,850)	$(16,302)	$(16,431)
Intangible asset	732	1,060	344	—	—	—
Accumulated other comprehensive loss	8,647	8,206	7,572	—	—	—
Net amount recognized and accrued	$(3,761)	$(4,245)	$(5,157)	$(15,850)	$(16,302)	$(16,431)

Components of expense
Service costs	$2,043	$1,770	$1,684	$351	$308	$374
Interest costs	2,939	2,746	2,561	1,135	1,091	1,159
Expected return on plan assets	(2,332)	(2,156)	(1,912)	—	—	—
Amortization of prior service cost	224	96	96	—	—	—
Recognized net actuarial loss	439	391	330	113	37	72
Curtailments	—	—	1,835	—	—	(7,216)
Net periodic pension cost	$3,313	$2,847	$4,594	$1,599	$1,436	$(5,611)
Weighted-average assumptions
US assumptions:
Discount rate for benefit obligation	5.75%	5.75%	6.00%	5.75%	5.75%	6.00%
Discount rate for net periodic benefit cost	5.75%	6.00%	6.75%	5.75%	6.00%	6.75%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Expected return on plan assets	7.00%	7.50%	8.50%	NA	NA	NA

UK assumptions:
Discount rate for benefit obligation	4.75%	5.30%	5.40%
Discount rate for net periodic benefit cost	5.30%	5.40%	5.50%
Rate of compensation increase	2.00%	2.75%	2.60%
Expected return on plan assets	5.70%	6.20%	6.40%

The projected benefit obligations for UK pension plans included above are $9,260, $8,270 and $7,048 for 2005, 2004 and 2003 respectively. The fair value of the plan assets for the UK pension plans included above are $7,693, $7,264 and $6,080 for 2005, 2004 and 2003 respectively.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the present portfolio. This resulted in the assumption of long-term rate of return on assets of 7.0% for the U.S. pension plans and 5.7% for UK pension plans.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that the prescription drug benefits available under its plan to certain retirees over age 65 are at least actuarially equivalent to the benefits provided under Medicare Part D and thus qualify for the subsidy under the Act beginning in 2006. This subsidy will reduce the Company’s share of the cost of underlying postretirement prescription drug coverage on which the subsidy is based. The expected effect of the subsidy is as follows:

Reduction in accumulated post retirement benefit obligation at January 1, 2004.	$1,359
Effect on net periodic postretirement benefit cost for 2005
Reduction in service cost	32
Reduction in interest cost	82

In 2003, the Company recorded a post-employment benefit curtailment gain of $7,216 and a pension plan curtailment charge of $1,835 related to restructuring activities. For more information, see Note 6.

The Company’s investment strategies with respect to pension assets are:

1.	The assets are managed in compliance with provisions of the Employee Retirement Income Security Act.

2.	The assets are to be invested with expectations of achieving real growth with respect to inflation, the belief that the U.S capital markets will remain viable, maintaining a level of liquidity to meet timely payment of benefits to participants and minimizing risk and achieving growth through prudent diversification of assets among investment categories.

The target plan asset allocation is:

Target Allocation
Equity Investments	60% – 80%
Fixed Income Investments	20% – 40%
Cash and Short Term Investments	0% – 10%

	2005		2004
Asset Allocation for Plan Assets
Interest-bearing cash	$1,333	3.5%	$384	1.1%
Bond Mutual Funds	8,682	22.9%	11,573	34.3%
Equity Mutual Funds	27,940	73.6%	21,722	64.3%
Receivables	8	0.0%	111	0.3%
Total plan assets	$37,963	100.0%	$33,790	100.0%

Accumulated Benefit Obligation	$51,104		$48,308

Assumed Health Care Cost Trend Rates
Health care cost trend rate assumed for next year	10.0%		11.0%
Rate to which the cost trend is expected to decline	5.0%		5.0%
Year that the rate reaches the ultimate trend rate	2010		2010

Sensitivity Analysis

An increase and decrease of one-percentage-point in the assumed health care trends would have the following effects in the year ended December 31, 2005:

	1% Increase	1% decrease
Effect on total of service and interest cost components of net periodic post-retirement health care benefit cost	$217	$(229)
Effect on the health care component of the accumulated post-retirement benefit obligation	$2,701	$(3,219)

Cash Flows

In 2006, the Company plans to contribute approximately $4,200 to its U.S. pension plans and $200 to its UK pension plans. The benefits of the post-retirement health care plan are funded on a pay as you go basis and are funded on a cash basis as benefits are paid.

The following reflects the estimated future benefit payments to be paid:

	Pension	Other
2006	$1,886	$750
2007	1,875	838
2008	1,904	929
2009	1,914	1,034
2010	1,885	1,113
Years 2011-2015	11,168	6,486

Defined Contribution Plans

The Company sponsors two voluntary savings plans for U.S. employees. One plan is for eligible salaried employees and the other plan is for UAW hourly employees. These plans allow participants to make contributions pursuant to section 401(k) of the Internal Revenue Code. The salaried plan has Company matching contribution provisions, while the hourly UAW plan does not. Charges to operations were $2,194, $1,900, and $1,847 for the years ending December 31, 2005, 2004, and 2003 respectively.

The Company sponsors a defined contribution plan following the guidelines of the UK government for the employees of RAUK. The Company’s contributions to these plans were $47, $36 and $50 for the years ending December 31, 2005, 2004 and 2003 respectively.

13.    INCOME TAXES

The following is a summary of the components of the provision for income tax expense for continuing operations:

	2005	2004	2003
Current:
Federal	$—	$—	$—
State and local	897	369	238
Foreign	6,257	2,043	12,800
Deferred:
Federal	7,421	—	20,896
State and local	608	—	3,697
Foreign	(1,996)	2,955	(949)
Income tax expense	$13,187	$5,367	$36,682

The deferred tax expense for 2005 includes $8,029 for U.S. federal and state goodwill amortization for tax purposes which creates tax loss carryforwards that are assigned a full valuation allowance and a ($1,996) deferred tax benefit for various foreign items.

Income (loss) from continuing operations before income taxes, minority interest and income (loss) from unconsolidated subsidiaries, was taxed in the following jurisdictions:

	2005	2004	2003
Domestic	$(82,290)	$(2,812)	$(160,413)
Foreign	2,132	22,924	22,453
	$(80,158)	$20,112	$(137,960)

A reconciliation of income taxes at the United States federal statutory rate to the effective income tax rate follows:

	2005	2004	2003
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal tax benefit, if applicable	(1.9)	1.8	(0.2)
Foreign operations	(4.4)	(15.0)	(2.9)
Goodwill	(9.3)	—	—
Losses not benefited	(35.9)	0.3	(58.4)
Other items	—	4.6	(0.1)
Effective income tax rate	(16.5)%	26.7%	(26.6)%

State and local income taxes may include provisions for Indiana and Michigan, which do not provide proportional benefit in loss years.

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	2005	2004
Deferred tax assets:
Restructuring charges	$5,842	$4,356
Employee benefits	11,624	12,383
Inventories	3,922	3,876
Warranty	7,909	5,483
Alternative minimum tax credits	3,259	3,101
Foreign deferred assets	31,991	26,080
Net operating loss carryforwards	123,166	94,307
Other	20,801	14,181
Total deferred tax assets	208,514	163,767
Valuation allowance	(197,141)	(138,308)
Deferred tax assets net of valuation allowance	11,373	25,459
Deferred tax liabilities:
Depreciation	(1,951)	(2,284)
Foreign deferred liabilities	(4,567)	(5,241)
Research expenses	(562)	(3,846)
Other	(13,528)	(17,153)
Total deferred tax liabilities	(20,608)	(28,524)
Net deferred tax liability	$(9,235)	$(3,065)

At December 31, 2005, the Company had unused US federal net operating loss carry forwards of approximately $198,406 that expire during 2021 through 2023. The Company also had unused US alternative minimum tax credit carry forwards of $3,259 that may be carried forward indefinitely. Income tax payments, net of refunds including state taxes, for the years ended December 31, 2005, 2004 and 2003 were $2,514, $5,957 and $9,397, respectively.

At December 31, 2005, the Company had unused foreign loss carryovers totaling $83,503. Loss carryovers totaling $11,736 will expire during 2007 thru 2010 and loss carryovers totaling $71,767 have no expiration.

A provision in the amount of $461 has been made for United States federal and state or foreign taxes that may result from future remittances of undistributed earnings ($94,894 at December 31, 2005) of certain foreign subsidiaries.

In the fourth quarter of 2003, the Company recorded a charge of $28,320 for a deferred tax valuation allowance for a substantial portion of the unreserved domestic income tax assets established prior to 2003. Of this total, $24,685 was charged to income tax provision and $3,635 was charged to other comprehensive loss. In 2005, the Company recorded a charge of $6,748 to increase the deferred tax valuation allowance for all previously unreserved domestic deferred tax assets.

In March 2003, the Company filed a request for a bilateral advance pricing agreement between Remy International, Inc and Remy Korea Ltd. In 2003, 2004, and 2005 the Company operated under this proposal and recorded an income tax provision in Korea on its terms. The Company expects the United States and Korean authorities to finalize this transfer pricing matter in 2006.

14.    STOCKHOLDERS’ EQUITY

2004 Corporate Reorganization

Effective September 30, 2004, the stockholders of the Company formed a new holding company, RWH, to own all of the outstanding stock of RII. The Company’s stockholders exchanged all of their stock for identical shares in RWH with the same number and class of shares and percentage ownership of RWH and the same relative rights and preferences in the equity value of RWH, as they previously held in the Company. As a result, the Company is now a wholly owned subsidiary of RWH and the stockholders of the Company became stockholders of RWH. The Company will continue to be the issuer of its outstanding notes and the reporting company with the Securities and Exchange Commission.

In conjunction with the formation of the new holding Company, all of the outstanding shares of the Company’s Series A Preferred Stock were cancelled. The cancellation is reflected in the consolidated balance sheet as a reclassification of the Preferred Stock to Paid-in Capital, which increased stockholders’ equity by $334,336 and was the amount attributable to the outstanding Series A Preferred Stock as of September 30, 2004. Since the Company’s Series A Preferred Stock was cancelled effective October 1, 2004, the accretion of Preferred Stock dividends will no longer be reflected in the Company’s financial statements and the Company’s former stockholders now hold preferred stock in RWH that continues to accrete at 12.0%. RWH has no assets or operations other than its 100% ownership of the Company.

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

As a result of the reorganization the Company’s Class A and Class C Common Stock were converted into the same number of shares of Class B Common Stock. Accordingly, as of December 31, 2005, the Company had an aggregate of 2,503,024.48 shares of Class B Common Stock outstanding, consisting of 1,000.00 shares of converted Class A Common Stock, 16,687.00 shares of converted Class C Common Stock, and 2,485,337.48 shares of Class B Common Stock previously outstanding. All of the outstanding shares are owned by RWH.

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

Dividends

The Company’s ability to pay cash dividends are subject to restrictions contained in the senior credit facility, the 8 5/8% Senior Notes due 2007, the 11% Senior Subordinated Notes due 2009, the Floating Rate Notes due 2009, and the 9 3/8% Senior Subordinated Notes due 2012.

15.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s other comprehensive loss consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency instruments and interest rate swaps and minimum pension liability adjustments. The before tax income (loss), related income tax effect and accumulated balance are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains/(Losses) on Derivative Instruments	Minimum Pension Liability Adjustments		Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2002	$(10,469)	$335	$(5,934)		$(16,068)
Before tax income (loss)	2,593	(905)	1,997		3,685
Income tax effect	—	214	(3,635	)(1)	(3,421)
Other comprehensive income (loss)	2,593	(691)	(1,638)		264

Balances at December 31, 2003	(7,876)	(356)	(7,572)		(15,804)
Before tax income (loss)	9,840	1,201	(634)		10,407
Income tax effect	—	(406)	—		(406)
Other comprehensive income (loss)	9,840	795	(634)		10,001

Balances at December 31, 2004	1,964	439	(8,206)		(5,803)
Before tax income (loss)	(4,684)	497	(441)		(4,628)
Income tax effect	—	(99)	—		(99)
Other comprehensive income (loss)	(4,684)	398	(441)		(4,727)

Balances at December 31, 2005.	$(2,720)	$837	$(8,647)		$(10,530)
(1)	Reflects the establishment of a valuation allowance for domestic income tax assets. See Note 13 .

The Company’s total comprehensive income (loss) is as follows:

	2005	2004	2003
Net income (loss)	$(96,984)	$56,424	$(186,625)
Other comprehensive income (loss)	(4,727)	10,001	264

Comprehensive income (loss)	$(101,711)	$66,425	$(186,361)

16.    TRANSACTIONS WITH GM

The Company has entered into several transactions and agreements with GM and certain of its subsidiaries related to their respective businesses. In addition to the transactions disclosed elsewhere in the accompanying consolidated financial statements and related notes, the Company entered into the following transactions with GM and certain of its subsidiaries:

	2005	2004	2003
Sales	$272,753	$291,525	$245,419
Material purchases and costs for services	21,892	18,749	9,394

In addition, the Company had the following balances with GM at December 31:

	2005	2004
Trade accounts receivable	$34,604	$20,148

17.    LEASE COMMITMENTS

The Company occupies space and uses certain equipment under lease arrangements. Rent expense was $11,824 for 2005, $10,775 for 2004 and $16,167 for 2003. Rental commitments at December 31, 2005 for long-term non-cancelable operating leases (not reflected as a restructuring reserve) were as follows:

Year ending 2006	$9,979
Year ending 2007	8,334
Year ending 2008	7,134
Year ending 2009	6,560
Year ending 2010	4,815
Thereafter	12,451
Total payments	$49,273

18.    OTHER COMMITMENTS AND CONTINGENCIES

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

GM Supply Agreements

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

Concurrent with the GM Acquisition, the Company entered into certain supply agreements with GM whereby the Company would be the sole-source supplier to GM for component parts manufactured by the Company at the date of the

GM Acquisition. The supply agreement for automotive starters had an initial term of ten years, while the supply agreement for heavy-duty starters and alternators had an initial term of six years. In 1999, the Company and GM amended the agreement for the Company’s price of automotive products and extended the agreement term to July 31, 2008. In April 2002, price and product offering was adjusted (as to price, technology and design) in accordance with the competitive clause of the original agreement. Subsequently, further price reductions have been negotiated consistent with this agreement. The Supply Agreement for heavy-duty products terminated on July 31, 2000. Sales to GM were not adversely affected by the termination and the Company now has the ability to provide an expanded heavy-duty product offering to GM and other customers. GM’s obligation to distribute the Company’s automotive aftermarket products terminates on July 31, 2008.

HCS Pay Litigation

On January 16, 2006, the Company initiated litigation in the Circuit Court of Oakland County, Michigan against Hennessey Capital, LLC; HCSPay, LLC; and SurGen, LLC (the preceding three entities collectively are referred to as Hennessey) and against Surge Capital; Lancelot Investors Fund LP; Lancelot Investment Management, LLC; AGM II, LLC; and John Maselli (the preceding five entities collectively are referred to as Surge). This litigation seeks the return of approximately $6,083 that the Company believes is owed to it under a factoring agreement that it entered into with Hennessey plus punitive damages and costs. The Company alleges claims against Hennessey for breach of contract and breach of fiduciary duty. The Company alleges claims against Surge for conversion, unjust enrichment, declaratory judgment, and constructive trust and seek the return of the Company’s funds plus punitive damages. This matter is at the very earliest stage of litigation, and no discovery has taken place. The Company intends to pursue its claims vigorously. At December 31, 2005, the Company had a receivable recorded of $6,083 related to this matter.

UAW Litigation

On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”) and its Local Union 662 filed suit against the Company and Remy, Inc. (“RI”), in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits plan (“SUB plan”). The plaintiffs alleged that the SUB plan provided supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20,000 for employees who were terminated as a result of the closure of RI’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also sought to enforce terminated provisions of a health care program, which the plaintiffs alleged that the plan provided the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify RI’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003 to which the Company filed an answer on July 24, 2003. Motions for summary judgment filed by the parties were denied by the court in September 2005. On January 31, 2006, a final settlement agreement and release was entered into by the parties which fully resolved all of the allegations of the complaint. Under the terms of the settlement agreement, the Company and RI agreed to contribute approximately $5,250 to the SUB plan in return for a release of all claims alleged in the lawsuit, including any further obligations to fund the SUB plan. The accompanying consolidated financial statements reflect a restructuring charge recorded in the 4th quarter of approximately $1,525 related to this issue. The Company paid the $5,250 and associated payroll taxes of $315 in 2006.

Prison Labor Matter

In January 2004, a class action on behalf of all prisoners who worked in a South Carolina Department of Corrections (“SCDC”) Services Training Program at Lieber Correctional Institute was brought against the SCDC and the Company’s former subsidiary Williams Technologies, Inc. (“Williams”), which was sold to Caterpillar, Inc., in September 2004. The Plaintiffs claim that (a) they should have been paid industry prevailing wages under a South Carolina prison industries authorization statute, (b) the SCDC and Williams violated the Payment of Wages Act and (c) the SCDC and Williams committed a tort under the South Carolina Tort Claims Act. Under the terms of the sale, the Company retained liability and responsibility for this claim. The Circuit Court for Dorchester County granted summary judgment to the Company on April 21, 2005, and decertified the Plaintiff class. On January 24, 2006 the Plaintiff filed an appellate brief and Williams responded to this brief in March 2006. The Company continues to deny the material allegations of the complaint and any wrongdoing. The Company intends to defend itself vigorously.

Import/Export Matters

The Company continues to expand globally to take advantage of global economic conditions and related cost structures. The Company is subject to various duties and import/export taxes. The Company actively reviews its import/export processes in North America, Europe and Asia to verify the appropriate import duty classification, value and duty rate, including import value added tax. As part of this review process, the Company identified a potential exposure related to customs duties in the United States. Upon resolution of these interpretations, duties due from the Company will range from $0 to $12,200. The Company has paid approximately $1,000 and accrued approximately $7,100 as of December 31, 2005 related to this issue.

Franklin Power Products Facility

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance (the “Order”) from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. has installed wastewater treatment equipment and is in compliance with the terms of the Order and has eliminated the discharge. In July 2004, the Company and Franklin Power Products, Inc. entered into an agreement with the U.S. Department of Justice on behalf of the EPA, which tolled the statute of limitations on the EPA’s potential claim for penalties. Since that time, the Company has been cooperating with the EPA by providing additional information and has entered into settlement negotiations with the EPA and the Department of Justice. On resolution of these negotiations, the amount due from the Company will range from $200 to $2,400. The accompanying consolidated financial statements reflect a liability of approximately $1,100 related to this issue.

19.    BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

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

The Company is a multi-national corporation with operations in many countries, including the United States, Canada, Mexico, Brazil, China, Hungary, Poland, Germany, South Korea, the United Kingdom, Belgium and Tunisia. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company’s operating results are exposed to changes in exchange rates between the U.S. dollar and the South Korean Won, the Chinese Yuan, the Mexican Peso and various European currencies. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both denominated in the local currency. From time to time, the Company enters into exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. Sales are attributed to geographic locations based on the point of sale.

	2005	2004	2003
Net sales to external customers:
United States	$987,779	$840,303	$792,909
Europe	106,592	106,461	99,135
Canada	1,984	705	2,165
Asia Pacific	74,602	51,376	41,436
Mexico and Brazil	57,993	52,320	37,149
Total net sales	$1,228,950	$1,051,165	$972,794

		2005	2004
Long-lived assets:
United States		$240,684	$161,897
Europe		35,753	37,093
Canada		306	320
Asia Pacific		43,907	40,384
Mexico and Brazil		63,372	50,607
Total long-lived assets		$384,022	$290,301

Customers that accounted for a significant portion of consolidated net sales were as follows:

	2005	2004	2003
General Motors Corporation	$272,753	$291,525	$245,419
International Truck and Engine Corporation	151,548	109,393	94,013

Following is a summary of the composition by product category of the Company’s sales to external customers.

	2005	2004	2003
Electrical systems	$1,057,520	$913,630	$841,950
Powertrain	113,645	78,741	65,650
Core services	57,785	58,794	65,194
Total	$1,228,950	$1,051,165	$972,794

20.    SUPPLEMENTAL CASH FLOW INFORMATION

	2005	2004		2003
Cash paid for interest	$65,211	$60,232		$58,097
Cash paid for income taxes, net of refunds received	2,514	5,957		9,397
Detail of acquisitions:
Fair value of assets acquired	$92,911	$1,789		$12,524
Liabilities assumed	(99,837)	—		(3,641)
Notes paid	—	4,786		6,759
Prepayments	—	(5,930)		—
Goodwill recorded	64,567	18,555	(1)	4,052
Minority interest	—	6,317		2,825
Cash acquired	—	—		(3,600)
Net cash paid for acquisitions	$57,641	$25,517		$18,919
(1)	Includes $13,500 recorded in 2003 for accrual of the contingent earn-out liability relative to the acquisition of Knopf.

21.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES

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

Presented below is consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003.

The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

The following table sets forth the Guarantor and direct Non-Guarantor Subsidiaries:

Subsidiary Guarantors		Non-Guarantor Subsidiaries
•	Ballantrae Corporation	•	Central Precision Limited
•	Franklin Power Products, Inc.	•	Remy Automotive Germany GmbH
•	International Fuel Systems, Inc.	•	Delco Remy International (Europe) GmbH, iL
•	M & M Knopf Auto Parts, L.L.C.	•	Electro Diesel Rebuild BVBA
•	Marine Corporation of America	•	Electro-Rebuild Tunisia S.A.R.L.
•	Nabco, Inc.	•	Magnum Power Products, L.L.C.
•	Power Investments, Inc.	•	Publitech, Inc.
•	Power Investments Marine, Inc.	•	Remy Automotive Brasil Ltda.
•	Powrbilt Products, Inc.	•	Remy Automotive Europe BVBA
•	Reman Holdings, L.L.C.	•	Remy Automotive Poland, Sp.zo.o.
•	Remy Inc.	•	Remy Automotive UK Limited
•	Remy International Holdings, Inc.	•	Remy Componentes S. de R. L. de C. V.
•	Remy Powertrain, L.P.	•	Remy Automotive Hungary kft
•	Remy Reman, L.L.C.	•	Remy India Holdings, Inc.
•	Unit Parts Company	•	Remy Korea Holdings, Inc.
•	World Wide Automotive, L.L.C.	•	Remy Remanufacturing de Mexico, S. de R.L. de C.V.
		•	World Wide Automotive Distributors, Inc.
		•	Remy Electricals Hubei Company Limited
		•	QAPI, S.A. de C.V.
		•	Unit Parts Coahuilla, S.A. de C.V.
		•	Remy Korea, Ltd.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

IN THOUSANDS, At December 31, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$302	$634	$19,086	$—		$20,022
Trade accounts receivable, net	—	137,756	47,062	—		184,818
Other receivables	37	2,045	11,455	—		13,537
Inventories	—	192,563	70,104	(846	)(c)	261,821
Deferred income taxes	—	—	1,155	—		1,155
Assets of discontinued operations	—	—	16	—		16
Other current assets	1,443	1,698	2,643	—		5,784
Total current assets	1,782	334,696	151,521	(846)		487,153

Property, plant and equipment	26,670	166,197	171,974	—		364,841
Less accumulated depreciation	21,754	98,540	70,016	—		190,310
Property, plant and equipment, net	4,916	67,657	101,958	—		174,531
Deferred financing costs, net	13,962		—	—		13,962
Goodwill, net	—	144,506	12,144	—		156,650
Investment in unconsolidated subsidiaries	506,432	—	—	(500,515	)(a)	5,917
Other assets	1,947	22,018	8,997	—		32,962
Total assets	$529,039	$568,877	$274,620	$(501,361)		$871,175
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$1,401	$128,694	$64,028	$—		$194,123
Intercompany accounts	75,778	(52,582)	(23,100)	(96	)(c)	—
Accrued interest	8,755	—	151	—		8,906
Accrued restructuring	1,793	10,398	478	—		12,669
Liabilities of discontinued operations	—	25	418	—		443
Other liabilities and accrued expenses	9,355	86,618	18,851	—		114,824
Current maturities of long-term debt	1,053	414	26,034	—		27,501
Total current liabilities	98,135	173,567	86,860	(96)		358,466

Long-term debt, net of current portion	694,171	11,001	9,009	—		714,181
Post-retirement benefits other than pensions	15,841	—	9	—		15,850
Accrued pension benefits	11,574	—	1,566	—		13,140
Accrued restructuring	—	481	—	—		481
Deferred income taxes	8,490	—	1,900	—		10,390
Other non-current liabilities	1,689	48,516	1,215	—		51,420
Minority interest	—	2,689	8,869	—		11,558

Stockholders’ (deficit) equity:
Common stock:
Class B Shares	3	—	—	—		3
Paid-in-capital	334,336	—	—	—		334,336
Retained (deficit) earnings	(628,120)	40,400	(4,084)	(36,316	)(b)	(628,120)
Subsidiary investment	—	292,698	172,251	(464,949	)(a)	—
Accumulated other comprehensive loss	(7,080)	(475)	(2,975)	—		(10,530)
Total stockholders’ (deficit) equity	(300,861)	332,623	165,192	(501,265)		(304,311)
Total liabilities and stockholders’ (deficit) equity	$529,039	$568,877	$274,620	$(501,361)		$871,175
(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

IN THOUSANDS, For the Year Ended December 31, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
NET SALES	$—	$1,115,341	$509,965	$(396,356	)(a)	$1,228,950
Cost of goods sold	—	1,000,392	477,707	(396,356	)(a)	1,081,743
Gross profit	—	114,949	32,258	—		147,207

Selling, general and administrative expenses	22,241	89,214	27,734	—		139,189
Impairment charges	—	13,917	—	—		13,917
Restructuring charges (credits)	2,694	(80)	2,236	—		4,850
OPERATING (LOSS) INCOME	(24,935)	11,898	2,288	—		(10,749)

Interest expense, net	63,157	4,551	1,701	—		69,409
Income (loss) from continuing operations before income taxes, minority interest, loss from unconsolidated subsidiaries and equity in earnings of subsidiaries	(88,092)	7,347	587	—		(80,158)

Income tax expense	9,187	465	3,535	—		13,187
Minority interest	—	3,015	427	—		3,442
Loss from unconsolidated subsidiaries	—	—	(208)	—		(208)
Equity in earnings of subsidiaries	(295)	—	—	295	(b)	—
Net (loss) income from continuing operations	(96,984)	3,867	(3,167)	(295)		(96,579)

Discontinued Operations:
Loss from discontinued operations, net of tax	—	(947)	(384)	—		(1,331)
Gain on disposal of discontinued operations, net of tax	—	478	448	—		926
Income (loss) from discontinued operations, net of tax	—	(469)	64	—		(405)
Net (loss) income attributable to common stockholders	$(96,984)	$3,398	$(3,103)	$(295)		(96,984)
(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net loss of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOW

IN THOUSANDS, For the Year Ended December 31, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to common stockholders	$(96,984)	$3,398	$(3,103)	$(295	)(a)	$(96,984)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Discontinued operations	—	469	(64)	—		405
Depreciation and amortization	2,636	14,969	12,481	—		30,086
Non-cash interest expense	3,438	—	—	—		3,438
Minority interest and loss from unconsolidated subsidiaries, net	—	3,015	219	—		3,234
Equity in earnings of subsidiaries	(295)	—	—	295	(a)	—
Deferred income taxes	8,491	—	(2,288)	—		6,203
Post-retirement benefits other than pensions and accrued pension benefits, net	(2,397)	—	8	—		(2,389)
Restructuring charges	2,694	(80)	2,236	—		4,850
Cash payments for restructuring charges	(956)	(4,607)	(1,894)	—		(7,457)
Impairment charges	—	13,917	—	—		13,917
Changes in operating assets and liabilities, net of acquisitions and restructuring:
Accounts receivable	—	(17,358)	(2,652)	—		(20,010)
Inventories	—	8,281	1,263	—		9,544
Accounts payable	(182)	(345)	9,561	—		9,034
Intercompany accounts	11,535	40,507	(52,042)	—		—
Other current assets and liabilities	5,474	(10,709)	6,639	—		1,404
Other non-current assets and liabilities, net	(23,114)	(18,670)	39,622	—		(2,162)
Net cash (used in) provided by operating activities of continuing operations	(89,660)	32,787	9,986	—		(46,887)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(57,316)	(325)	—	—		(57,641)
Net proceeds on sale of assets and businesses	—	10,453	240	—		10,693
Purchases of property, plant and equipment	(2,354)	(24,727)	(14,301)	—		(41,382)
Investments in unconsolidated subsidiaries	—	—	—	—		—
Net cash used in investing activities of continuing operations	(59,670)	(14,599)	(14,061)	—		(88,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	77,600	—	—	—		77,600
Retirement of long-term debt	(12,500)	—	—	—		(12,500)
Net (repayments) borrowings under revolving line of credit and other	46,268	(14,570)	2,288	—		33,986
Deferred financing costs	(2,476)	—	—	—		(2,476)
Distributions to minority interests	—	(2,382)	—	—		(2,382)
Net cash provided by (used in) financing activities of continuing operations	108,892	(16,952)	2,288	—		94,228

Effect of exchange rate changes on cash	—	—	(367)	—		(367)

Cash flows of discontinued operations	—	(1,291)	124	—		(1,167)
Net decrease in cash and cash equivalents	(40,438)	(55)	(2,030)	—		(42,523)
Cash and cash equivalents at beginning of year	40,740	689	21,116	—		62,545
Cash and cash equivalents at end of year	$302	$634	$19,086	$—		$20,022
(a)	Elimination of equity in earnings of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

IN THOUSANDS, At December 31, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$40,740	$689	$21,116	$—		$62,545
Trade accounts receivable, net	—	109,923	44,410	—		154,333
Other receivables	1,685	3,584	13,828	—		19,097
Inventories	—	149,338	69,925	(1,351	)(c)	217,912
Deferred income taxes	—	—	260	—		260
Assets of discontinued operations	—	—	356	—		356
Other current assets	1,700	1,912	7,602	—		11,214
Total current assets	44,125	265,446	157,497	(1,351)		465,717

Property, plant and equipment	2,610	181,525	145,502	—		329,637
Less accumulated depreciation	203	134,842	57,299	—		192,344
Property, plant and equipment, net	2,407	46,683	88,203	—		137,293
Deferred financing costs, net	14,842	—	—	—		14,842
Goodwill, net	—	94,255	12,145	—		106,400
Investment in unconsolidated subsidiaries	426,358	—	—	(420,652	)(a)	5,706
Other assets	4,519	12,456	9,085	—		26,060
Total assets	$492,251	$418,840	$266,930	$(422,003)		$756,018
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$1,583	$110,434	$58,759	$—		$170,776
Intercompany accounts	64,243	(92,507)	28,865	(601	)(c)	—
Accrued interest	8,105	—	105	—		8,210
Accrued restructuring	—	6,074	377	—		6,451
Liabilities of discontinued operations	—	436	2,363	—		2,799
Other liabilities and accrued expenses	8,010	62,289	13,858	—		84,157
Current maturities of long-term debt	—	1,455	21,435	—		22,890
Total current liabilities	81,941	88,181	125,762	(601)		295,283

Long-term debt, net of current portion	583,857	15,249	11,224	—		610,330
Post-retirement benefits other than pensions	16,302	—	—	—		16,302
Accrued pension benefits	13,510	—	1	—		13,511
Accrued restructuring	—	4,407	—	—		4,407
Deferred income taxes	—	—	3,325	—		3,325
Other non-current liabilities	1,561	2,370	1,031	—		4,962
Minority interest	—	2,055	8,443	—		10,498
Stockholders’ (deficit) equity:
Common stock:
Class B Shares	3	—	—	—		3
Paid-in-capital	334,336	—	—	—		334,336
Retained (deficit) earnings	(531,136)	37,002	(981)	(36,021	)(b)	(531,136)
Subsidiary investment	—	270,048	115,333	(385,381	)(a)	—
Accumulated other comprehensive (loss) income	(8,123)	(472)	2,792	—		(5,803)
Total stockholders’ (deficit) equity	(204,920)	306,578	117,144	(421,402)		(202,600)
Total liabilities and stockholders’ (deficit) equity	$492,251	$418,840	$266,930	$(422,003)		$756,018
(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

IN THOUSANDS, For the Year Ended December 31, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
NET SALES	$—	$975,284	$447,797	$(371,916	)(a)	$1,051,165
Cost of goods sold	630	810,135	411,823	(371,916	)(a)	850,672
Gross (loss) profit	(630)	165,149	35,974	—		200,493

Selling, general and administrative expenses	18,768	69,278	25,217	—		113,263
Restructuring charges (credits)	250	(73)	765	—		942
OPERATING (LOSS) INCOME	(19,648)	95,944	9,992	—		86,288

Interest expense, net	54,475	2,458	1,304	—		58,237
Loss on early extinguishment of debt	7,939	—	—	—		7,939
Income (loss) from continuing operations before income taxes (benefit), minority interest, loss from unconsolidated subsidiaries and equity in earnings of subsidiaries	(82,062)	93,486	8,688	—		20,112

Income tax (benefit) expense	(1,146)	1,455	5,058	—		5,367
Minority interest	—	2,073	725	—		2,798
Loss from unconsolidated subsidiaries	—	—	588	—		588
Equity in earnings of subsidiaries	(92,206)	—	—	92,206	(b)	—
Net income (loss) from continuing operations	11,290	89,958	2,317	(92,206)		11,359

Discontinued Operations:
Income (loss) from discontinued operations, net of tax	—	1,821	(667)	—		1,154
Gain (loss) on disposal of discontinued operations, net of tax	45,134	1,023	(2,246)	—		43,911
Income (loss) from discontinued operations, net of tax	45,134	2,844	(2,913)	—		45,065
NET INCOME (LOSS)	56,424	92,802	(596)	(92,206)		56,424

Accretion for redemption of preferred stock	27,367	—	—	—		27,367
Net income (loss) attributable to common stockholders	$29,057	$92,802	$(596)	$(92,206)		$29,057
(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net loss of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOW

IN THOUSANDS, For the Year Ended December 31, 2004	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to common stockholders	$29,057	$92,802	$(596)	$(92,206	)(a)	$29,057
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Discontinued operations	(45,134)	(2,844)	2,913	—		(45,065)
Depreciation and amortization	1,252	10,462	11,332	—		23,046
Non-cash interest expense	3,855	—	—	—		3,855
Loss on early extinguishment of debt	7,939	—	—	—		7,939
Accretion for redemption of preferred stock	27,367	—	—	—		27,367
Minority interest and loss from unconsolidated subsidiaries, net	—	2,073	1,313	—		3,386
Equity in earnings of subsidiaries	(92,206)	—	—	92,206	(a)	—
Deferred income taxes	—	—	2,592	—		2,592
Post retirement benefits other than pensions and accrued pension benefits, net	307	—	1	—		308
Restructuring charges	250	(73)	765	—		942
Cash payments for restructuring charges	(250)	(7,775)	(1,002)	—		(9,027)
Mexico arbitration settlement	—	—	(13,622)	—		(13,622)
Changes in operating assets and liabilities, net of acquisitions and restructuring:
Accounts receivable	—	(3,390)	(7,376)	—		(10,766)
Inventories	—	(18,445)	(1,087)	—		(19,532)
Accounts payable	(1,188)	36,406	(19,906)	—		15,312
Intercompany accounts	51,717	(121,324)	69,607	—		—
Other current assets and liabilities	2,500	(19,324)	(5,381)	—		(22,205)
Other non-current assets and liabilities, net	(48,882)	58,550	(12,606)	—		(2,938)
Net cash (used in) provided by operating activities of continuing operations	(63,416)	27,118	26,947	—		(9,351)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(5,488)	(14,435)	(5,594)	—		(25,517)
Net proceeds on sale of assets and businesses	104,269	384	—	—		104,653
Purchases of property, plant and equipment	(2,553)	(12,543)	(10,251)	—		(25,347)
Investments in unconsolidated subsidiaries	—	—	—	—		—
Net cash provided by (used in) investing activities of continuing operations	96,228	(26,594)	(15,845)	—		53,789

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of long-term debt	275,000	—	—	—		275,000
Retirement of long-term debt	(200,000)	—	—	—		(200,000)
Net (repayments) borrowings under revolving line of credit and other	(52,041)	(1,159)	(9,454)	—		(62,654)
Deferred financing costs	(15,032)	—	—	—		(15,032)
Distributions to minority interests	—	—	(1,010)	—		(1,010)
Net cash provided by (used in) financing activities of continuing operations	7,927	(1,159)	(10,464)	—		(3,696)

Effect of exchange rate changes on cash	—	—	1,510	—		1,510

Cash flows of discontinued operations	—	1,075	(1,989)	—		(914)
Net increase in cash and cash equivalents	40,739	440	159	—		41,338

Cash and cash equivalents at beginning of year	1	249	20,957	—		21,207
Cash and cash equivalents at end of year	$40,740	$689	$21,116	$—		$62,545
(a)	Elimination of equity in earnings of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

IN THOUSANDS, For the Year Ended December 31, 2003	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
NET SALES	$—	$981,813	$514,823	$(523,842	)(a)	$972,794
Cost of goods sold	—	847,882	467,282	(523,842	)(a)	791,322
Cost of goods sold — special charges:
Core inventory valuation	—	102,296	1,634	—		103,930
Mexican arbitration award	—	—	14,310	—		14,310
Gross profit	—	31,635	31,597	—		63,232

Selling, general and administrative expenses	11,215	67,153	18,402	—		96,770
Restructuring charges	—	48,235	733	—		48,968
OPERATING (LOSS) INCOME	(11,215)	(83,753)	12,462	—		(82,506)

Interest expense, net	50,824	2,818	1,812	—		55,454
Income (loss) from continuing operations before income taxes (benefit), minority interest, loss from unconsolidated subsidiaries and equity in earnings of subsidiaries	(62,039)	(86,571)	10,650	—		(137,960)

Income tax expense (benefit)	37,115	(9,915)	9,482	—		36,682
Minority interest	—	(2,332)	2,189	—		(143)
Loss from unconsolidated subsidiaries	67	—	6,360	—		6,427
Equity in earnings of subsidiaries	87,404	—	—	(87,404	)(b)	—
Net (loss) income from continuing operations	(186,625)	(74,324)	(7,381)	87,404		(180,926)

Discontinued Operations:
Loss from discontinued operations, net of tax	—	(6,464)	(1,555)	—		(8,019)
Gain on disposal of discontinued operations, net of tax	—	2,320	—	—		2,320
Loss from discontinued operations, net of tax	—	(4,144)	(1,555)	—		(5,699)
NET (LOSS) INCOME	(186,625)	(78,468)	(8,936)	87,404		(186,625)

Accretion for redemption of preferred stock	32,895	—	—	—		32,895
Net (loss) income attributable to common stockholders	$(219,520)	$(78,468)	$(8,936)	$87,404		$(219,520)
(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net loss of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

IN THOUSANDS, For the Year Ended December 31, 2003	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(219,520)	$(78,468)	$(8,936)	$87,404	(a)	$(219,520)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Discontinued operations	—	4,144	1,555	—		5,699
Depreciation and amortization	1,007	12,109	9,465	—		22,581
Non-cash interest expense	4,473	—	—	—		4,473
Accretion for redemption of preferred stock	32,895	—	—	—		32,895
Minority interest and loss from unconsolidated subsidiaries, net	67	(2,332)	8,549	—		6,284
Equity in earnings of subsidiaries	87,404	—	—	(87,404	)(a)	—
Deferred income taxes	28,800	—	(715)	—		28,085
Post retirement benefits other than pensions and accrued pension benefits, net	(4,801)	(3,675)	—	—		(8,476)
Restructuring charges	—	48,235	733	—		48,968
Cash payments for restructuring charges	(514)	(14,090)	(729)	—		(15,333)
Special charges	—	102,296	15,944	—		118,240
Changes in operating assets and liabilities, net of acquisitions, restructuring and non-cash special charges:
Accounts receivable	—	(4,250)	(4,331)	—		(8,581)
Inventories	—	(11,670)	(16,608)	—		(28,278)
Accounts payable	1,982	(4,912)	27,468	—		24,538
Intercompany accounts	20,355	(22,188)	1,833	—		—
Other current assets and liabilities	8,648	8,562	3,629	—		20,839
Other non-current assets and liabilities, net	49,111	(38,454)	(17,982)	—		(7,325)
Net cash provided by (used in) operating activities of continuing operations	9,907	(4,693)	19,875	—		25,089

Cash Flows from Investing Activities:
Acquisition, net of cash acquired	—	(12,160)	(6,759)	—		(18,919)
Net proceeds on sale of assets and businesses	—	30,058	—	—		30,058
Purchases of property, plant and equipment	—	(6,316)	(9,989)	—		(16,305)
Investments in unconsolidated subsidiaries	(115)	—	—	—		(115)
Net cash (used in) provided by investing activities of continuing operations	(115)	11,582	(16,748)	—		(5,281)

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	—	—	10,297	—		10,297
Net (repayments) borrowings under revolving line of credit and other	(7,812)	(988)	(3,747)	—		(12,547)
Deferred financing costs	(1,980)	—	—	—		(1,980)
Net cash (used in) provided by financing activities of continuing operations	(9,792)	(988)	6,550	—		(4,230)

Effect of exchange rate changes on cash	—	—	967	—		967

Cash flows of discontinued operations	—	(5,808)	(1,845)	—		(7,653)
Net increase in cash and cash equivalents	—	93	8,799	—		8,892

Cash and cash equivalents at beginning of year	1	156	12,158	—		12,315
Cash and cash equivalents at end of year	$1	$249	$20,957	$—		$21,207
(a)	Elimination of equity in earnings of consolidated subsidiaries.

22.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarter Ended:	3/31/05	6/30/05	9/30/05	12/31/05	Total Year
Net sales	$281,568	$312,341	$315,963	$319,078	$1,228,950
Gross profit	45,359	30,510	44,493	26,845	147,207
Loss from continuing operations	(2,851)	(21,818)	(27,895)	(44,015)	(96,579)
Income (loss) from discontinued operations, net of tax	(201)	(93)	(190)	(847)	(1,331)
Gain on disposal of businesses, net of tax	155	524	107	140	926
Net loss	(2,897)	(21,387)	(27,978)	(44,722)	(96,984)

Quarter Ended:	3/31/04	6/30/04	9/30/04	12/31/04	Total Year
Net sales	$269,028	$272,032	$254,271	$255,834	$1,051,165
Gross profit	50,270	54,293	50,032	45,898	200,493
Income (loss) from continuing operations	5,700	(85)	3,885	1,859	11,359
Income (loss) from discontinued operations, net of tax	(552)	1,543	(25)	188	1,154
Gain on disposal of businesses, net of tax	108	107	43,162	534	43,911
Net income	5,256	1,565	47,022	2,581	56,424

23.    RELATED PARTY TRANSACTIONS

In 2002 the Company entered into to an advisory agreement with CVC Management LLC (the “Advisor”), an affiliate of Court Square and CVC Equity Partners. Under the terms of the agreement, the Advisor is required to provide executive, management, consulting and support services to the Company and certain of its subsidiaries. The Advisor is entitled to receive an initial advisory fee of $1,000 for 2002 and an advisory fee of $1,000 for each year thereafter, payable in equal quarterly installments. The Company made payments to the Advisor for the advisory fee of $1,000 in 2005 and $2,750 in 2004 for the period 2002 through the third quarter of 2005. The advisory agreement continues until December 31, 2006 and is automatically renewed from year to year thereafter unless terminated by either of the parties. The Advisor was also entitled to receive a transaction fee of $2,500 for services provided in connection with the refinancing of the Company’s senior credit facilities in 2002. The Company paid the Advisor the $2,500 transaction fee in 2004. No transaction fees were paid in 2005. The Advisor may receive additional transaction fees under the advisory agreement in amounts to be agreed upon by the parties for services provided in connection with future financings, acquisitions and divestitures.

ITEM 9	DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the independent accountants.

ITEM 9A	CONTROLS AND PROCEDURES

(a) Within 90 days prior to the date of the filing of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in timely alerting us to material information required to be included in our periodic SEC reports.

(b) In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation. However, our prior evaluation did not include the disclosure controls and procedures of the acquired operations of UPC, which are included in our consolidated financial statements as of December 31, 2005 and for the period from March 18, 2005 through December 31, 2005. Additionally, we are currently implementing a global Enterprise Resource Planning system. During 2005 we completed the implementation at its facilities in Mexico and Korea.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and the members of our board of directors prior to the filing of this report are as follows:

Name	Age	Position(s) held
John H. Weber	50	Chief Executive Officer and Director
Jeffrey Potrzebowski	53	Senior Vice President of Finance and Chief Financial Officer
Harold K. Sperlich	76	Chairman and Director
E.H. Billig	79	Director
John P. Civantos	38	Director
Michael A. Delaney	51	Director
James R. Gerrity	64	Director and Chairman of the Audit Committee
Richard J. Puricelli	67	Director
Thomas J. McWilliams	62	Director
Rajesh K. Shah	55	Executive Vice President and Chief Operating Officer
Amitabh Rai	45	Vice President and Corporate Controller
Patrick C. Mobouck	51	Vice President - Managing Director, Europe
Richard L. Stanley	49	President, Remy Inc.

Set forth below is a brief description of the business experience of each of our executive officers and the members of the board of directors.

John H. Weber, Chief Executive Officer and Director. Mr. Weber was elected as our Chief Executive Officer and director in January 2006. Prior to joining us, Mr. Weber served as President, Chief Executive Officer and director of Eagle Picher, Inc. since July 2001. Prior to that, Mr. Weber served as President of the Industrial Controls and Friction Materials Group for Honeywell International since July 2000.

Jeffrey Potrzebowski, Senior Vice President of Finance and Chief Financial Officer. Mr. Potrzebowski was appointed as the Senior Vice President and Chief Financial Officer in September 2005. Prior to joining us, Mr. Potrzebowski was with Great Lakes Chemical Corporation since 1993 serving in financial roles of increasing responsibility, most recently as Senior Vice President and Chief Financial Officer.

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

E.H. Billig, Director. Mr. Billig has been a director since our inception in 1994. Prior to that, Mr. Billig was the Vice Chairman of the Board of Directors since our inception in 1994. Mr. Billig has been Chairman of the Board of MSX International, Inc. since 1997, where he was also Chief Executive Officer until January 2000. He is also a director of Titan Wheel International, Inc. and Titan Europe. He was formerly the President and Chief Operating Officer of MascoTech, Inc. Mr. Billig has submitted his resignation to the Board to be effective April 1, 2006.

John P. Civantos, Director. Mr. Civantos is a Partner of CVC and has been a director since 2004. Mr. Civantos joined CVC in 2004 after serving for several years with the leveraged buyout firm Hicks, Muse, Tate & Furst. Prior to Hicks Muse, he was with Morgan Stanley & Co. Mr. Civantos is also a director of Southern Graphic Systems, Inc. and IWCO Direct Inc.

Michael A. Delaney, Director. Mr. Delaney has been a director since our inception in 1994. Mr. Delaney has been a Managing Director of CVC since 1995. Mr. Delaney is Vice President and Managing Director of Court Square. He is also a director of Strategic Industries LLC, IWCO Corporation, MSX International, Inc. and ERICO International Corporation.

James R. Gerrity, Director and Chairman of the Audit Committee. Mr. Gerrity has been a director since our inception in 1994. Mr. Gerrity is also a director of Keystone Automotive Industries. From August 2000 to July 2005, Mr. Gerrity was a director of Flender GmbH.

Richard J. Puricelli, Director. Mr. Puricelli became a director in April 2005. Mr. Puricelli is also a director of ERICO International Corporation, MSX International, Inc., JAC Products and Fastentech, Inc. Mr. Puricelli is also a Non-Executive Chairman of JAC Products. Mr. Puricelli has been associated with JAC Products in various positions since 1995.

Thomas J. McWilliams, Director. Mr. McWilliams became a director in August 2005. Mr. McWilliams is a Managing Director of CVC and has served on its Investment Committee since 1984. He is also a director of WCI Communities, Inc., Strategic Industries, LLC, Arizant, Inc., IWCO Corporation and MMI Products, Inc.

Rajesh K. Shah, Executive Vice President and Chief Operating Officer. Mr. Shah was appointed as our Vice President and Chief Operating Officer in July 2005. Prior to that, Mr. Shah served as our Chief Financial Officer since March 2002. Prior to joining us, Mr. Shah was the Chief Financial Officer and Executive Vice President of Finance for Collins & Aikman Corp. since 1999, and prior to that he served as Vice President of Finance for United Technologies Automotive Division since 1994.

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

Richard L. Stanley, President, Remy Inc. Mr. Stanley has been President of Remy Inc. since November 1998. Prior to that, Mr. Stanley had been Senior Vice President, Automotive Systems since our inception in 1994. Mr. Stanley joined the Delco Remy Division of GM in 1978, serving most recently as Director of Customer Programs since 1992 and as European Chief Engineer since 1988.

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

Executive Compensation

The following table sets forth, for the years ending December 31, 2005, 2004 and 2003, the information regarding the cash compensation paid by us, as well as other compensation paid or accrued for that period, to each of our executive officers named below, in all capacities in which they served.

Summary Compensation Table

		Annual Compensation				All Other Compensation ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)
(dollars in thousands)
Thomas J. Snyder President and Chief Executive Officer	2005 2004 2003	550.0 516.7 500.0	— 269.6 434.9	57.7 70.9 —	(1) (1)	119.9 128.1 51.4	(1) (1) (1)

Rajesh K. Shah Executive Vice President and Chief Operating Officer	2005 2004 2003	475.0 441.7 425.0	— 139.7 229.4	8.0 0.8 20.1	(2) (2) (2)	39.1 25.5 24.9	(2) (2) (2)

Patrick C. Mobouck Vice President and Managing Director, Europe	2005 2004 2003	433.5 376.0 347.9	55.2 101.9 134.9	— — —		— — —

Richard L. Stanley President, Remy Inc.	2005 2004 2003	350.0 330.7 321.0	— 102.9 167.5	5.0 9.3 —	(4) (4)	29.8 29.0 28.2	(3) (3) (3)
Roderick English Senior Vice President, Human Resources and Communications	2005 2004 2003	303.5 288.5 281.0	— 89.3 149.2	6.6 5.5 —	(5) (5)	27.4 23.0 25.0	(4) (4) (4)

(1)	Includes the following in fiscal years 2005, 2004 and 2003, respectively: (i) Other Annual Compensation reflect amount reimbursed for payment of taxes; (ii) All Other Compensation reflects $111.7, $116.3 and $40.6 in life insurance premiums paid, the remainder reflects matching contributions under our 401(k) Plan.

(2)	Includes the following in fiscal years 2005, 2004 and 2003, respectively: (i) Other Annual Compensation reflects amount reimbursed for payment of taxes in 2005 and 2004, and reflects relocation benefits in 2003; (ii) All Other Compensation reflects $32.1, $24.8 and $24.9 in life insurance premiums paid, the remainder reflects matching contributions under our 401(k) Plan.

(3)	Includes the following in fiscal years 2005, 2004 and 2003, respectively: (i) Other Annual Compensation reflects amount reimbursed for payment of taxes; (ii) All Other Compensation reflects $24.0, $18.5 and $18.6 in life insurance premiums paid, the remainder reflects matching contributions under our 401(k) Plan.

(4)	Includes the following in fiscal years 2005, 2004 and 2003, respectively: (i) Other Annual Compensation reflects amount reimbursed for payments of taxes; (ii) All other compensation reflects $23.3, $16.9, and $16.9 in life insurance Premiums paid, the remainder reflects matching contributions under our 401(k) plan.

Subsequent Events

Resignation of Thomas J. Snyder

On January 23, 2006, Mr. Snyder resigned as Chief Executive Officer and as a member of the board of directors of Remy International, Inc. and entered into a Separation Agreement with the Company. Under the terms of the Separation Agreement, which was effective as of January 23, 2006, Mr. Snyder will be on special assignment and receive his current monthly salary of $45,833 and benefits until August 1, 2006. Effective as of the close of business on August 1, 2006, Mr. Snyder shall retire as an employee of the Company and will receive a monthly severance allowance in the amount of $45,833 until January 31, 2007 together with vested benefits.

Appointment of John H. Weber

On January 23, 2006, the Company announced the appointment of John H. Weber to the position of President and Chief Executive Officer of Remy International, Inc. The board of directors also approved an Employment Agreement between Citicorp Venture Capital Equity Partners, L.P. and Mr. Weber.

The Employment Agreement was effective as of January 23, 2006 and includes the following material terms:

•	Mr. Weber will receive an annualized base salary of $700,000.

•	Mr. Weber will receive an annual target incentive bonus of $700,000 based upon the attainment of certain performance objectives.

•	Mr. Weber will be eligible to receive a payment (the “Success Payment”) based upon the proceeds received upon a “corporate transaction” (generally, a sale of the equity interests in or assets of the Company, as defined in the Agreement). The Success Payment shall equal an amount (a) up to the first $5,000,000 in proceeds that would otherwise be paid to the equity holders of the Company from all corporate transactions (on an aggregate basis), plus (b) 5% of proceeds that are paid to the equity holders of the Company from all corporate transactions in excess of $5,000,000.

•	Mr. Weber will be eligible to participate in the Company’s benefit programs and will be eligible to participate in the Company’s supplemental executive retirement plan.

•	Mr. Weber will receive a $25,000 relocation payment and all of Mr. Weber’s reasonable moving expenses will be reimbursed by the Company. The Company will also reimburse Mr. Weber for any sales commission paid on the sale of his current home, provided that Mr. Weber is still employed by the Company at the closing of any such sale.

Key termination benefits under the agreement are summarized as follows:

•	If Mr. Weber’s employment is terminated by the Company other than for cause or by Mr. Weber for good reason, then Mr. Weber will receive 18 months of base salary plus 150% of Mr. Weber’s most recent incentive bonus, paid in 18 monthly installments. Notwithstanding the foregoing, Mr. Weber will not be entitled to any severance, if he has received or will receive Success Payments which in the aggregate equal or exceed $12,000,000.

•	Additionally, if Mr. Weber’s employment is terminated by the Company other than for cause or if Mr. Weber’s employment is terminated by Mr. Weber for good reason within three months prior to the signing of an agreement to enter into a transaction the consummation of which would result in a “corporate transaction” and such transaction is actually consummated and such transaction would have otherwise resulted in a Success Payment, then notwithstanding the termination, Mr. Weber will receive such Success Payment.

•	If Mr. Weber’s employment is terminated by the Company for cause or by Mr. Weber without good reason, Mr. Weber will receive his accrued and unpaid base salary through the date of termination and any vested and accrued benefits.

Resignation of Roderick English

On February 10, 2006, Roderick English resigned his position of Senior Vice President, Human Resources and Communications of Remy International, Inc. and entered into a Separation Agreement with the Company. Under the terms of the Separation Agreement, which was effective as of January 31, 2006, Mr. English will be on special assignment and receive his current monthly salary of $25,290 and benefits until October 31, 2006. Effective as of the close of business on November 1, 2006, Mr. English shall retire as an employee of the Company and will receive a monthly severance allowance in the amount of $25,290 until May 31, 2007 together with vested benefits.

Stock Options

There are currently no options outstanding to purchase our securities. See Item 13, “Certain Relationships and Related Transactions”, for a description of other agreements entered into between us and our executive officers and directors as a result of the going private transaction and the merger.

Retirement Plans

Remy Inc., our wholly owned subsidiary, established the Remy Inc. Salaried Retirement Plan, which we refer to as the retirement plan, primarily to provide eligible salaried employees with a monthly pension benefit after retirement for life. As of December 31, 2005, our named executive officers have been credited with the following amounts of service under the retirement plan: Thomas J. Snyder – 44.4 years; and Richard L. Stanley – 28.8 years.

Change of Control Agreements

We executed change of control agreements with the following executive officers: Mr. Snyder, Mr. Shah, Mr. Stanley, Mr. English and Mr. Mobouck. Effective with their resignations as executive officers of the Company, the Change of Control Agreement’s for Mr. Snyder and for Mr. English were terminated. The agreements for the remaining executives entitle each of the eligible executive officers to receive payments and benefits upon the occurrence of a change of control of our business followed by termination of the executive’s employment within the two years immediately following the change of control under specified circumstances. Each eligible executive officer will receive a payment of $1.0 million (or if the termination occurs after the first two years following execution of the change of control agreements, his or her average compensation in the three full calendar years immediately preceding the termination of employment) and continuation of medical, dental and life insurance benefits for a period of one year after the termination of employment with us.

Payments and other benefits received by the eligible executives will be subject to cutback treatment so that any payments or other benefits to be received by any of them will be reduced to a level, which eliminates any excise taxes. Under some circumstances, the present value of the payments and other benefits to be provided to the executives in connection with a change of control will not be deductible by us.

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

As a condition to execution of the split-dollar agreements, we required the applicable executives to agree to amend the agreements to conform the definition of change in control to the definition included in the Change of Control Agreements. We also amended the agreements to provide that our obligations to place substantial sums in trust for the benefit of the beneficiaries in connection with a change in control will be triggered only if our Board of Directors determines in good faith that the change in control or any related or contemplated financing transaction will impair in any material respect our financial condition or creditworthiness or any other surviving or successor entity.

Concurrent with Mr. Snyder’s and Mr. English’s resignation, the Company released the assignment of the policies and did not require the repayment of the premiums. The asset value of these policies written off due to the resignation of Mr. Snyder and Mr. English was $201,511 and $73,266, respectively.

Employment Agreement

We entered into an employment agreement with Mr. Snyder, which provided for his employment until July 2003. In July 2003, Mr. Snyder’s agreement automatically extended through July 2004 and will continue to automatically extend for successive additional 12-month periods after July 2003 until notice by either us or Mr. Snyder. Mr. Snyder receives an annual base salary of $500,000, subject to merit increases as determined by the Board of Directors, plus annual performance bonuses as determined by the Board of Directors. The agreement provides that Mr. Snyder may not engage in any business competitive with us while employed by us and for a period of one year thereafter. In July 2004, Mr. Snyder’s agreement automatically extended through July 2005. On January 23, 2006, concurrent with Mr. Snyder’s resignation, the contract was terminated.

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

Director Compensation

During 2005 Mr. Sperlich received $254,666 in director’s fees. For the period from January 2005 to October 2005, Mr. Sperlich received a prorated portion of his $160,000 fee, for services related to special projects (in connection with acquisitions and strategic alliances) undertaken by him at the direction of the Board of Directors in their capacity as Directors, and a prorated portion of his $100,000 fee for his chairmanship of the Board of Directors. Mr. Sperlich’s directors fees above include a fee of $1,200 for each Board of Directors meeting attended. Effective November 1, 2005 Mr. Sperlich elected to reduce his consulting fee to $100,000, his chairman’s fee to $80,000 and his board meeting attendance fees to $1,000.

During 2005 total directors fees to Mr. Billig, Mr. Gerrity, Mr. Puricelli, and Mr. Schultz in 2005 were $43,933, $52,333, $31,600 and $30,267, respectively. In May 2005, Mr. Puricelli became a Board Member. Mr. Schultz resigned from the Board effective August 15, 2005. For the period January 2005 to October 2005 each director received a prorated portion of their annual fee of $40,000, and each received a fee of $1,200 for each Board of Directors meeting attended and a fee of $1,000 for each meeting of a committee of the Board of Directors attended. Effective November 1, 2005 all Board Members elected to take a reduction in their annual fees to $36,000 and Board meeting attendance fees to $1,000. Mr. Gerrity also received $5,000 in 2005 for his chairmanship of the Audit Committee.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee are Messrs. Sperlich, Delaney and McWilliams. No member of the compensation committee during 2005 was an officer or employee of us or any of our subsidiaries, or was formerly an officer of us or any of our subsidiaries. Mr. Delaney also serves on the compensation committee of MSX International, Inc.

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

In conjunction with the formation of the new holding company, all of the outstanding shares of our Series A Preferred Stock were cancelled. The cancellation is reflected in the consolidated balance sheet as a reclassification of the Preferred Stock to Paid-in Capital, which increased stockholders’ equity by $334,336 and was the amount attributable to the outstanding Series A Preferred Stock as of September 30, 2004. Since our Preferred Stock was cancelled, the accretion of Preferred Stock dividends will no longer be reflected in our financial statements, effective October 1, 2004. Although our Series A Preferred Stock was cancelled, our former stockholders now hold preferred stock in RWH that continues to accrete at 12.0%. RWH has no assets or operations other than its 100% ownership of us.

The Certificate of Incorporation of RWH provides that it may issue 3,500,000 shares of preferred stock, all of which has been designated as 12% Series A Accreting Preferred Stock. As of December 31, 2005, 2,237,257.23 shares of preferred stock were outstanding. The preferred stock has a stated value of $100 per share and is entitled to receive dividends when, as and if declared by the Board of Directors in such amounts as the Board of Directors may determine at the time of declaration, provided that the aggregate amount of dividends per share do not exceed the compounded annual rate of 12% of the stated value per share from the date of original issue. The vote of a majority of the outstanding shares of the preferred stock is required to authorize or issue any other class or series of stock entitled to a preference prior to the preferred stock or to amend the Certificate of Incorporation if the amendment would adversely affect the relative rights and preferences of the holders of the preferred stock. The vote of not less than 75% of the outstanding shares of the preferred stock is required to amend the Certificate of Incorporation if the amendment changes the maximum dividend amount or accreting amount payable on the preferred stock. Except as described above or as otherwise required by law, the preferred stock is not entitled to vote.

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

The stockholders of RWH entered into Amendment No. 3 to the Securities Transfer, Recapitalization and Holders Agreement, which we refer to as the securities holders’ agreement, with RWH, the Company and the stockholders signatory thereto. The securities holders’ agreement is attached hereto as Exhibit 10.8 and the terms of the securities holders’ agreement are incorporated herein by reference. According to the securities holders’ agreement, so long as Court Square and its permitted transferees own at least 5% of the common stock outstanding, Court Square has the right to designate observers to attend meetings of RWH’s Board of Directors. The securities holders’ agreement contains provisions, which, with certain exceptions, restrict the ability of RWH’s stockholders to transfer any of the common stock or preferred stock. If holders of at least 50% of RWH’s common stock approve the sale of the business, each of RWH’s stockholders has agreed to consent to the sale and, if the sale includes the sale of stock, each of RWH’s stockholders has agreed to sell all of such stockholder’s common stock on the terms and conditions approved by holders of a majority of the common stock then outstanding. Subject to some limitations, certain of RWH’s shareholders may not sell any of their shares of common stock without offering our other stockholders a pro rata opportunity to participate in such sale.

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

The following table sets forth the ownership of RWH as of March 15, 2006 and the number and percentage of shares of each class of common stock and preferred stock beneficially owned by (i) each person or group that is known to us to be the beneficial owner of more than 5% of each class of Capital stock, (ii) each of our directors and named executive officers and (iii) all of our directors and executive officers as a group.

	Number and Percent of Shares
	Preferred Stock		Class A Stock (1)		Class B Stock (1)		Class C Stock
	Number	Percent	Number	Percent	Number	Percent	Number	Percent
Citicorp Venture Capital (2) (3) Equity Partners, L.P. 399 Park Avenue New York, New York 10043	1,650,910.38	73.79%	—	—	1,768,385.63	71.15%	16,687.00	100%

Harney Investment Trust c/o Berkshire Hathaway Inc. 1440 Kiewit Plaza Omaha, Nebraska 68131	460,404.96	20.58%	—	—	498,098.94	20.04%	—	—

Court Square Capital Limited (4) 399 Park Avenue New York, New York 10043	—	—	1,000	100%	—	—	—	—

Harold K. Sperlich	—	—	—	—	—	—	—	—
John H. Weber	—	—	—	—	—	—	—	—
E.H. Billig	—	—	—	—	—	—	—	—
John P. Civantos	—	—	—	—	—	—	—	—
Michael A. Delaney	—	—	—	—	—	—	—	—
James R. Gerrity (3)	4,307.30	0.19%	—	—	4,659.94	0.19%	—	—
Richard J. Puricelli	—	—	—	—	—	—	—	—
Thomas J. McWilliams	—	—	—	—	—	—	—	—
Rajesh K. Shah	—	—	—	—	—	—	—	—
Jeffery Potrzebowski	—	—	—	—	—	—	—	—
Amitabh Rai	—	—	—	—	—	—	—	—
Patrick C. Mobouck	327.36	0.01%	—	—	13,354.16	0.54%	—	—
Richard Stanley	5,728.72	0.26%	—	—	19,697.73	0.79%	—	—
Thomas J. Snyder (3) (5)	9,174.56	0.41%	—	—	51,425.69	2.07%	—	—
Roderick English(5)	2,618.84	0.12%	—	—	14,833.25	0.60%	—	—
All directors and executive officers as a group	22,156.78	.99%	—	—	103,970.77	4.18%	—	—
All others	103,785.11	4.64%	—	—	114,882.14	4.62%	—	—

(1)	The original holders of the voting Class A Common Stock are entitled to a number of votes equal to 51% of the total number of votes entitled to be cast by the holders collectively owning all of the Class A Common Stock and the Class B Common Stock. The holders of Class B Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Except as required by law, the holders of Class C Common Stock have no voting rights. The Class A Common is convertible into an equal number of shares of Class B Common Stock, the Class B Common Stock is convertible into an equal number of shares of Class C Common Stock and the Class C Common Stock is convertible into an equal number of shares of Class B Common Stock.
(2)	Citicorp Venture Capital Equity Partners, L.P., which we refer to as CVC Equity Partners, is a Delaware limited partnership managed by CVC Management LLC, a Delaware limited liability Company. Citicorp Partners LLC, a Delaware limited liability Company, which we refer to as Citicorp Partners, is the general manager of CVC Equity Partners. Citicorp Partners is owned 35% by Citigroup Venture Capital GP Holdings Ltd., a Delaware limited partnership, which we refer to as CVC GP, and 65% by certain investment professionals employed by Citigroup Inc., a Delaware corporation, which we refer to as Citigroup. Court Square owns all of the outstanding equity interests of CVC GP.
(3)	Includes shares held by related parties.
(4)	Court Square is a Delaware corporation principally engaged in the business of making leveraged acquisitions. Court Square is owned by Citicorp Banking Corporation, a Delaware corporation, which we refer to as Citicorp Banking. Citicorp, a Delaware corporation, owns all of the outstanding capital stock of Citicorp Banking. Citigroup Holdings Company, a Delaware corporation, owns all of the outstanding common stock of Citicorp. Citigroup owns all the outstanding common stock of Citigroup Holdings Company.
(5)	Thomas J. Snyder and Roderick English were named executive officers during 2005 but have subsequently resigned.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2002, we entered into to an advisory agreement with CVC Management LLC, which we refer to as the advisor, an affiliate of Court Square and CVC Equity Partners. Under the terms of the agreement, the advisor is required to provide executive, management, consulting and support services to us and certain of our subsidiaries. The advisor is entitled to receive an initial advisory fee of $1 million for 2002 and an advisory fee of $1 million for each year thereafter, payable in equal quarterly installments. The Company made payments to the Advisor for the advisory fee of $1 million in 2005 and $2.75 million in 2004 for the period 2002 through the third quarter of 2005. The advisory agreement continues until December 31, 2006 and is automatically renewed from year to year thereafter unless terminated by either of the parties. The advisor is also entitled to receive a transaction fee of $2.5 million for services provided in connection with the refinancing of our senior credit facilities in 2002 and may receive additional transaction fees under the advisory agreement in amounts to be agreed upon by the parties for services provided in connection with future financings, acquisitions and divestitures. The Company paid the Advisor the $2.5 million transaction fee in 2004. No transaction fees were paid in 2005.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor’s Fees

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for the years ended December 31, 2005 and December 31, 2004, and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2005	2004
Audit Fees	$2,820,986	$1,879,237
Audit-Related Fees	348,403	294,497
Tax Fees	405,793	809,456
All Other Fees	—	36,219

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

All of the audit-related, tax and other services provided by Ernst & Young LLP in fiscal year 2005 (described in the footnotes to the table above) and related fees were approved in advance by the Audit Committee.

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

3.	Exhibits

See Item 15(b) below.

(b)	Exhibits

(1)	2.1	Agreement and Plan of Merger dated as of February 7, 2001 by and among Court Square, DRI Acquisition LLC and the Company

(2)	2.2	Amendment No. 1 to Agreement and Plan of Merger

(17)	3.1	Second Amended and Restated Certificate of Incorporation

(2)	3.2	By-laws of the Company

(7)	4.1	Indenture governing 8 5/8% Senior Notes Due 2007 among the Company, the Subsidiary Guarantors named therein and United States Trust Company of New York, as trustee, dated December 22, 1997

(13)	4.2	Indenture governing 11% Senior Subordinated Notes Due 2009 among the Company, the Subsidiary Guarantors named therein and First Union National Bank, as trustee, dated April 26, 2001.

(19)	4.3	Indenture governing Floating Rate Notes among the Company, the Subsidiary Guarantors named therein and Deutsche Bank National Trust Company, as trustee, dated April 23, 2004.

(19)	4.4	Indenture governing 9 3/8% Senior Subordinated Notes among the Company, the Subsidiary Guarantors named therein and Deutsche Bank National Trust Company, as trustee, dated April 23, 2004.

(21)	4.5	Indenture governing 9 3/8% Senior Subordinated Notes due 2012, dated as of April 23, 2004 by and among the Company, the Subsidiary Guarantors named therein, and Deutsche Bank Company.

(21)	4.6	Form of 9 3/8% Senior Subordinated Notes due 2012 (included in Exhibit 4.5).

(21)	4.7	Indenture governing Second-Priority Senior Secured Floating Rate Notes due 2009, dated as of April 23, 2004 by and among the Company, the Subsidiary Guarantors named therein, and Deutsche Bank Company.

(21)	4.8	Form of Second-Priority Senior Secured Floating Rate Notes due 2009 (included in Exhibit 4.7).

(21)	4.9	Registration Rights Agreement, dated as of April 23, 2004 by and among the Company, the Subsidiary Guarantors named therein, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., and Wachovia Capital Markets, LLC.

(6)*	10.1	Light Duty Starter Motor Supply Agreement, dated July 31, 1994, by and between Delco Remy America, Inc. (“DRA”) and GM.

(6)	10.2	Heavy Duty Component Supply Agreement, dated July 31, 1994, by and between DRA and GM

(6)	10.3	Distribution and Supply Agreement, dated July 31, 1994, by and between DRA and GM

(3)	10.4	Trademark License, dated July 31, 1994, by and among DRA, the Company and GM

(3)	10.5	Tradename License Agreement, dated July 31, 1994, by and among DRA, the Company and GM

(3)	10.6	Partnership Agreement of Delco Remy Mexico S. de R.L. de C.V., dated April 17, 1997

(4)	10.7	Joint Venture Agreement by and between Remy Korea Holdings, Inc. and S.C. Kim

(2)	10.8	Securities Transfer, Recapitalization and Holders Agreement dated March 14, 2001 by and among the Company, DRI Acquisition Corporation, Court Square Capital Limited, World Equity Partners, L.P., DRI Group LLC and the Continuing Investors named therein

(2)	10.9	Registration Rights Agreement for Common Stock dated March 14, 2001 by and among the Company, Court Square Capital Limited, World Equity Partners, L.P., DRI Group LLC and the Continuing Investors named therein

(5)	10.10	Employment Agreement, dated July 31, 1994, by and between the Company and Thomas J. Snyder

(16)	10.11	Amended and Restated Loan and Security Agreement by and among Delco Remy International, Inc. and certain Subsidiaries of the Company named therein as Borrowers, Congress Financial Corporation (Central), as Administrative Agent and US Collateral Agent, Wachovia Bank, National Association as Documentation Agent and the Financial Institutions named therein dated October 3, 2003.

(4)	10.15	Lease by and between ANDRA L.L.C. and DRA, dated February 9, 1995

(4)	10.16	Lease by and between Eagle I L.L.C. and DRA, dated August 11, 1995

(8)	10.20	Starter Motor Pricing Agreement, dated March 17, 1999, by and between DRA and GM.

(2)	10.21	Preferred Stockholders Agreement dated March 14, 2001 by and among Court Square Capital Limited, World Equity Partners, L.P., DRI Group LLC and the Continuing Investors named therein

(2)	10.22	Stock Purchase Warrant dated March 14, 2001 issued by the Company to World Equity Partners, L.P.

(9)	10.23	Letter Agreement by and between the Company and Thomas J. Snyder, dated as of February 6, 2001

(10)	10.24	Form of Letter Agreement by and between the Company and each of J. Timothy Gargaro, Joseph P. Felicelli, Richard L. Stanley, Susan E. Goldy, Roderick English and Patrick Mobouck, each dated as of February 6, 2001

(11)	10.25	Amendment Number Two to the Delco Remy International, Inc. Supplemental Executive Retirement Plan, dated as of February 6, 2001

(12)	10.26	Form of Amendment Number Two to the Collateral Assignment Split—Dollar Insurance Agreement by and between the Company and each of Thomas J. Snyder, J. Timothy Gargaro, Joseph P. Felicelli, Richard L. Stanley, Susan E. Goldy and Roderick English

(14)	10.27	Amendment No. 1 to the Securities Transfer, Recapitalization and Holders Agreement, dated June 27, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein and Berkshire Hathaway Inc.

(14)	10.28	Amendment No. 1 to the Registration Rights Agreement, dated June 27, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein and Berkshire Hathaway Inc.

(14)	10.29	Amendment No. 1 to the Preferred Stockholders Agreement, dated June 27, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein and Berkshire Hathaway Inc.

(15)	10.30	Amendment No. 2 to the Securities Transfer, Recapitalization and Holders Agreement, dated November 29, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein, Berkshire Hathaway Inc. and Dresdner Kleinwort Capital Partners 2001 LP

(15)	10.31	Amendment No. 2 to the Registration Rights Agreement, dated November 29, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein, Berkshire Hathaway Inc. and Dresdner Kleinwort Capital Partners 2001 LP

(15)	10.32	Amendment No. 2 to the Preferred Stockholders Agreement, dated November 29, 2001, by and among the Company, Court Square Capital Limited, DRI Group LLC, the Individual Investors named therein, Berkshire Hathaway Inc. and Dresdner Kleinwort Capital Partners 2001 LP

(18)	10.33	Letter Agreement dated March 18, 2002 by and between the Company and Rajesh K. Shah

(18)	10.34	Separation Agreement and Release dated March 18, 2002 by and between the Company and Rajesh K. Shah

(18)	10.35	Advisory Agreement dated December 10, 2002 by and among the Company, certain of the Company’s subsidiaries and CVC Management LLC

(18)	10.36	Side Letter Agreement dated December 10, 2002 by and among the Company, certain of the Company’s subsidiaries and CVC Management LLC

(20)	10.37	Second Amended and Restated Loan and Security Agreement, dated as of April 23, 2004 by and among the Company, certain subsidiaries named therein, Congress Financial Corporation (Central), and certain financial institutions named therein

(21)	10.38	Limited Waiver and Amendment No. 1 to Second Amended and Restated Loan and Security Agreement and the Other Financing Agreements dated September 1, 2004

(22)	10.39	Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement, dated as of March 16, 2005, by and among the Company, certain subsidiaries of the Company, Congress Financial Corporation (Central), as agent, and the financial institutions party thereto

(24)	10.40	Third Amended and Restated Loan and Security Agreement, dated as of December 27, 2005

(22)	10.41	Asset Purchase Agreement, dated as of February 25, 2005, by and among the Company, UPC Acquisition Corporation, the Sellers Representative and each of the other signatories thereto

(22)	10.42	Amendment No. 1 to the Asset Purchase Agreement, dated as of March 16, 2005, by and among the Company, UPC Acquisition Corporation and Jack Vollbrecht, as Sellers Representative

(23)	10.43	Employment Agreement between Remy International, Inc. and Jeffrey Potrzebowski dated August 24, 2005

(23)	10.44	Severance and Change of Control Agreement between Remy International, Inc. and Jeffrey Potrzebowski dated September 6, 2005

(25)	10.45	Employment Agreement between Citicorp Venture Capital Equity Partners, L.P. and John H. Weber dated January 23, 2006

(26)	10.46	Separation Agreement between Remy International, Inc. and Roderick English dated January 31, 2006

	21	Subsidiaries of the Registrant

	31.1	Certification by John H. Weber, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Jeffery Potrzebowski, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by John H. Weber, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification by Jeffery Potrzebowski, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*		Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(1)		Incorporated by reference to Exhibit (a)(8) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

(2)		Incorporated by reference to the Exhibit of the same number to the Company’s Form 10-K for the transition period from August 1, 2000 to December 31, 2000 filed by the Company on March 30, 2001

(3)		Incorporated by reference to the Exhibit of the same number to the Registration Statement on Form S-1 previously filed by the Company on October 10, 1997, registering the issuance of the Company’s Class A Common Stock, par value $.01 per share (the “Equity Registration Statement”)

(4)		Incorporated by reference to the Exhibit of the same number to Amendment No. 1 to the Equity Registration Statement which was filed by the Company on October 22, 1997

(5)		Incorporated by reference to the Exhibit of the same number to Amendment No. 2 to the Equity Registration Statement which was filed by the Company on November 21, 1997

(6)		Incorporated by reference to the Exhibit of the same number to Amendment No. 3 to the Equity Registration Statement which was filed by the Company on November 26, 1997

(7)		Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended January 31, 1998

(8)		Incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K for the year ended July 31, 1999

(9)		Incorporated by reference to Exhibit (e)(4) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

(10)		Incorporated by reference to Exhibit (e)(5) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

(11)		Incorporated by reference to Exhibit (e)(6) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

(12)		Incorporated by reference to Exhibit (e)(7) to Amendment No. 1 to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on February 9, 2001

(13)	Incorporated by reference to the Exhibit of the same number to the Registration Statement on Form S-4 previously filed by the Company on July 20, 2001

(14)	Incorporated by reference to the Exhibit of the same number to Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company on July 31, 2001

(15)	Incorporated by reference to the Exhibit of the same number to the Company’s Form 10-K for the year ended December 31, 2001

(16)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K dated October 8, 2003

(17)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003

(18)	Incorporated by reference to the Exhibit of the same number to the Company’s Form 10-K for the year ended December 31, 2002

(19)	Incorporated by reference to Exhibits 4.4 and 4.5 of the Registration Statement on Form S-4 filed by the Company on April 23, 2004.

(20)	Incorporated by reference to Exhibits 4.1, 4.2, 4.3, 4.4, 4.5 and 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2004.

(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2004.

(22)	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2005

(23)	Incorporated by reference to Exhibits 10.1 and 10.2 to the Company’s 8-K filed on September 9, 2005

(24)	Incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on December 28, 2005

(25)	Incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on January 25, 2006

(26)	Incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on February 16, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMY INTERNATIONAL, INC.

By:	/S/ John H. Weber
John H. Weber President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/S/ Harold K. Sperlich Harold K. Sperlich Chairman of the Board	By:	/S/ John H. Weber John H. Weber President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/S/ Jeffrey Potrzebowski Jeffrey Potrzebowski Senior Vice President and Chief Financial Officer (Principal Financial Officer)	By:	/S/ Amitabh Rai Amitabh Rai Vice President and Corporate Controller (Principal Accounting Officer)

By:	/S/ E.H. Billig E.H. Billig Vice Chairman of the Board of Directors		Date: March 31, 2006

By:	/S/ Richard J. Puricelli Richard J.Puricelli Director

By:	/S/ Michael A. Delaney Michael A. Delaney Director

By:	/S/ James R. Gerrity James R. Gerrity Director

By:	/S/ Thomas F. McWilliams Thomas F. McWilliams Director

By:	/S/ John P. Civantos John P. Civantos Director

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