Form 10-Q
period 2006-03-31
REMY INTERNATIONAL, INC.
filed 2006-05-12
CIK 1046859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF “ACCELERATED FILER AND LARGE ACCELERATED FILER” IN RULE 12B-2 OF THE EXCHANGE ACT. (CHECK ONE):

LARGE ACCELERATED FILER  ☐    ACCELERATED FILER  ☐    NON-ACCELERATED FILER  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

Outstanding as of May 1, 2006
Common Stock – Class B	2,503,024.48

Remy International, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Remy International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

IN THOUSANDS, At	March 31, 2006	December 31, 2005
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$21,587	$20,022
Trade accounts receivable, net	207,310	184,818
Other receivables	21,704	13,537
Inventories	272,034	261,821
Deferred income taxes	1,139	1,155
Assets of discontinued operations	15	16
Other current assets	8,569	5,784

Total current assets	532,358	487,153

Property, plant and equipment	374,443	364,841
Less accumulated depreciation	196,957	190,310

Property, plant and equipment, net	177,486	174,531

Deferred financing costs, net	12,956	13,962
Goodwill, net	156,650	156,650
Investments in unconsolidated subsidiaries	5,972	5,917
Other assets	32,376	32,962

Total assets	$917,798	$871,175

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$218,173	$194,123
Accrued interest	20,173	8,906
Accrued restructuring	5,881	12,669
Liabilities of discontinued operations	270	443
Other liabilities and accrued expenses	117,192	114,824
Current maturities of long-term debt	28,305	27,501

Total current liabilities	389,994	358,466

Long-term debt, net of current portion	734,240	714,181
Post-retirement benefits other than pensions	16,021	15,850
Accrued pension benefits	13,381	13,140
Accrued restructuring	481	481
Deferred income taxes	10,935	10,390
Other non-current liabilities	48,400	51,420
Commitments and contingencies
Minority interest	12,698	11,558

Stockholders’ deficit:
Common stock:
Class B shares	3	3
Paid-in capital	334,336	334,336
Retained deficit	(636,220)	(628,120)
Accumulated other comprehensive loss	(6,471)	(10,530)

Total stockholders’ deficit	(308,352)	(304,311)

Total liabilities and stockholders’ deficit	$917,798	$871,175

See notes to the condensed consolidated financial statements.

Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

IN THOUSANDS, For the three months ended March 31,	2006	2005
Net sales	$351,589	$281,568
Cost of goods sold	301,623	236,209

Gross profit	49,966	45,359

Selling, general and administrative expenses	33,355	31,257
Restructuring charge (credit)	945	(799)

Operating income	15,666	14,901

Interest expense	20,491	15,392

Loss from continuing operations before income taxes, minority interest and income from unconsolidated subsidiaries	(4,825)	(491)

Income tax expense	2,263	1,350
Minority interest	1,106	1,093
Income from unconsolidated subsidiaries	(56)	(83)

Net loss from continuing operations	(8,138)	(2,851)

Discontinued operations:
Loss from discontinued operations, net of tax	(70)	(201)
Gain on disposal of discontinued operations, net of tax	108	155

Net income (loss) from discontinued operations, net of tax	38	(46)

Net loss attributable to common stockholders	$(8,100)	$(2,897)

See notes to the condensed consolidated financial statements.

Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

IN THOUSANDS, For the three months ended March 31,	2006	2005
Cash Flows from Operating Activities:
Net loss attributable to common stockholders	$(8,100)	$(2,897)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Discontinued operations	(38)	46
Depreciation and amortization	7,352	6,534
Non-cash interest expense	1,778	852
Minority interest and loss from unconsolidated subsidiaries, net	1,050	1,010
Deferred income taxes	590	(427)
Accrued pension and post-retirement benefits, net	413	555
Restructuring charge (credit)	945	(799)
Cash payments for restructuring charges	(7,733)	(509)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	(22,493)	(11,182)
Inventories	(10,213)	(11,816)
Accounts payable	26,151	17,944
Other current assets and liabilities	1,910	7,031
Other non-current assets and liabilities, net	(164)	(3,775)

Net cash (used in) provided by operating activities of continuing operations	(8,552)	2,567

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(2,101)	(56,014)
Net proceeds on sale of businesses	108	156
Purchases of property, plant and equipment	(6,499)	(10,860)

Net cash used in investing activities of continuing operations	(8,492)	(66,718)

Cash Flows from Financing Activities:
Net borrowings under revolving line of credit and other	18,605	25,176

Net cash provided by financing activities of continuing operations	18,605	25,176

Effect of exchange rate changes on cash	239	(252)

Cash flows of discontinued operations – operating activities	(235)	(233)

Net increase (decrease) in cash and cash equivalents	1,565	(39,460)
Cash and cash equivalents at beginning of year	20,022	62,545

Cash and cash equivalents at end of period	$21,587	$23,085

See notes to the condensed consolidated financial statements.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMOUNTS IN THOUSANDS, EXCEPT AS INDICATED

Quarters Ended March 31, 2006 and 2005 and Year Ended December 31, 2005

(Unaudited)

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Remy International, Inc., (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005. The unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2005.

2. Business, Industry, General Economic Conditions and Liquidity

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

The Company believes it is the largest producer in the world of remanufactured starters and alternators for the aftermarket. The Company’s remanufacturing operations obtain failed products, commonly known as cores, from its customers as returns. These cores are an essential material needed for the remanufacturing operations. The Company also provides exchange services for cores for third party aftermarket remanufacturers. At the time of the Company’s separation from General Motors Corporation (“GM”) in August 1994, the Company was predominantly a North American original equipment manufacturer with a majority of the 1995 sales derived from GM. Through strategic capital investments, acquisitions, divestitures and facility and workforce rationalization, the Company has become a low cost, global manufacturer and remanufacturer with a more balanced business and product mix between the aftermarket and the original equipment market. Since fiscal year 1995, the Company has increased sales, broadened its product line, expanded manufacturing and remanufacturing capabilities, diversified its customer base and end markets, lowered its cost base and extended its participation in international markets.

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

The Company’s operating results for 2005 were significantly below 2004. While net sales increased to $1,228,950 in 2005 from $1,051,165 in 2004, gross margin percentage decreased to approximately 12% in 2005. This decrease in gross margin percentage, coupled with impairment and restructuring charges in 2005 led to an operating loss of $10,749 and a net loss (from continuing operations) of $96,579. The decrease in gross margin percentage was driven by decreasing sales prices, commodity price increases, start up and launch costs in transferring certain manufacturing and remanufacturing production to Mexico and unfavorable foreign currency exchange fluctuations (primarily in the US dollar vs. the Korean Won). The Company’s operating results for the first quarter of 2006 improved as compared to the first quarter of 2005 and the fourth quarter of 2005. Net sales increased to $351,589 in the first quarter of 2006 from $281,568 in the first quarter of 2005. The gross margin percentage of 14.2% in the first quarter of 2006 compares with 16.1% in the first quarter of 2005 primarily due to price reductions, product mix and higher commodity and fuel costs. Selling General and Administrative expenses decreased as a percentage of sales in the first quarter of 2006 as compared with the first quarter of 2005.

In 2005, the Company used $46,887 of cash for operating activities and $41,382 of cash for capital expenditures. In December 2005, the Company obtained an additional $80,000 term loan. In the first quarter of 2006 cash used in operating activities was $8,552 compared with $2,567 of cash provided by operating activities in the first quarter of 2005. Cash required to service the Company’s substantial indebtedness places significant demands on the Company’s liquidity.

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

The Company believes that the actions discussed above provide the foundation for improved operating performance in 2006 and future periods and that the Company’s expected future operating results and liquidity are sufficient to satisfy its operating and liquidity requirements during 2006. The Company is prepared to take actions to maintain sufficient liquidity in the event of any unforeseen downturns or other circumstances. For more information see the Company’s 2005 Form 10-K.

3. Additional Balance Sheet Information

Cash and Cash Equivalents

All cash balances and highly liquid investments with maturity of ninety days or less when acquired are considered cash and cash equivalents. The carrying amount of cash equivalents approximates fair value.

Book overdrafts of approximately $4,300 and $5,600 at March 31, 2006 and December 31, 2005, respectively, are reflected in accounts payable.

As of December 31, 2005 and March 31, 2006, approximately $1,800 of cash at Remy Korea Limited, a wholly owned non guarantor subsidiary, is being held in escrow until the bi-lateral advanced pricing agreement between Remy Korea Limited and Remy International, Inc. is resolved. The Company expects the United States and Korean authorities to finalize this transfer pricing matter in 2006. This $1,800 is included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

Inventories

The components of inventory were as follows:

	March 31, 2006	December 31, 2005
Raw material	$131,344	$127,677
Work-in-process	10,606	9,474
Finished goods	130,084	124,670

Total	$272,034	$261,821

Warranty

The Company provides an allowance for the estimated future cost of product warranties and other defective product returns based on management’s estimate of product failure rates and customer eligibility. If these factors differ from management’s estimates, revisions to the estimated warranty liability may be required. The specific terms and conditions of the warranties vary depending upon the customer and the product sold. The Company’s warranty liability is reflected in “Other liabilities and accrued expenses” in the accompanying condensed consolidated balance sheets. Changes to the Company’s warranty liability, excluding discontinued operations, are summarized as follows:

	March 31, 2006	December 31, 2005
Balance at beginning of period	$21,189	$17,633
Provision for warranty	15,808	54,308
Payments and charges against the accrual	(15,384)	(55,285)
Other (including acquisitions)	—	4,533

Balance at end of period	$21,613	$21,189

4. Acquisitions

For the three months ended March 31, 2006, the Company made cash payments totaling $2,101 relative to the acquisition of Delphi Corporation’s (“Delphi”) light vehicle alternator business.

During the three months ended March 31, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of Unit Parts Company (“UPC”). The acquisition accounting has been finalized and no purchase price allocation adjustments were necessary in the three months ended March 31, 2006. For further information on the acquisition of UPC, please see the Company’s 2005 Form 10-K.

UPC’s results of operations are included in the Company’s condensed consolidated statement of operations beginning March 18, 2005. The Company recorded approximately $5,000 in incremental revenue and approximately $300 in incremental operating income during the quarter ended March 31, 2005.

5. Discontinued Operations

Selected financial information for discontinued operations for the three months ended March 31 is as follows:

	2006	2005
Net sales	$—	$625
Interest expense	—	3
Loss before tax	(70)	(201)
Income tax expense	—	—

Net loss	$(70)	$(201)

6. Restructuring Charges

The Company’s restructuring activities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) and the Emerging Issues Task Force (“EITF”) Issue 95-03, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-03”).

Continuing Operations

A total charge of $945 was recorded for the first quarter of 2006. This charge consisted of employee termination benefits mainly relating to the following actions undertaken in 2005:

•	A reduction in force, including early retirements and involuntary terminations, at its headquarters operations in Anderson, Indiana.

•	Closure of certain manufacturing facilities in Europe.

•	Closure of two distribution centers in it core service operations.

There were no new restructuring actions taken in the first quarter of 2006.

Cash payments during the first quarter of 2006 consisted of $5,565 for the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”) settlement reached in January 2006 and $2,168 for other previously announced restructuring actions. For more information on the UAW settlement see note 11.

The following table summarizes the activity in the restructuring accrual of continuing operations in the first quarter of 2006:

	Termination Benefits	Exit/ Impairment Costs	Total
Reserve at December 31, 2005	$11,618	$1,532	$13,150
Provision	945	—	945
Payments	(7,270)	(463)	(7,733)

Reserve at March 31, 2006	$5,293	$1,069	$6,362

7. Other Liabilities and Accrued Expenses

The other liabilities and accrued expenses consist of the following:

	March 31, 2006	December 31, 2005
Customer obligation	$13,658	$13,814
Accrued warranty	21,613	21,189
Accrued core liability	15,840	17,322
Accrued wages and benefits	21,099	17,189
Other	44,982	45,310

Total other liabilities and accrued expenses	$117,192	$114,824

8. Employee Benefit Plans

The components of expense for the plans as of March 31 are as follows:

	Pension Benefits		Post-Retirement Health Care and Life Insurance Plans
Components of expense	2006	2005	2006	2005
Service costs	$487	$499	$93	$90
Interest costs	672	631	275	268
Expected return on plan assets	(530)	(482)	—	—
Amortization of prior service cost	56	56	—	—
Recognized net actuarial loss	101	101	29	17
Curtailments	—	—	—	—

Net periodic pension cost	$786	$805	$397	$375

Cash Flows

The Company contributed $839 in the first quarter of 2006 and plans to contribute approximately $1,200 to $4,200 to its pension plans for all of 2006. The post-retirement health care plan is funded as benefits are paid.

9. Income Taxes

Income tax expense of $2,263 in the first quarter of 2006 consisted of a $547 provision for U.S. federal and state deferred income taxes, domestic state and local taxes of $290 and taxes in various foreign jurisdictions of $1,426. Income tax expense of $1,350 in the first quarter of 2005 consisted of provision for U.S. federal alternative minimum tax of $27, domestic state and local taxes of $134 and taxes in various foreign jurisdictions of $1,189. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company established a valuation allowance for the majority of its domestic U.S. deferred tax assets in 2003. In 2005, the Company, recorded a deferred tax valuation allowance for the remaining unreserved domestic income tax assets. Accordingly, the Company has recorded a valuation allowance related to the domestic net operating loss generated in the three months ended March 31, 2006.

10. Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency derivative instruments that qualify as hedges and minimum pension liability adjustments. The before tax income, related income tax effect and accumulated balance for the first quarter of 2006 are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains on Derivative Instruments	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2005	$(2,720)	$837	$(8,647)	$(10,530)
Before tax income	2,648	2,018	—	4,666
Income tax effect	—	(607)	—	(607)

Other comprehensive income	2,648	1,411	—	4,059

Balances at March 31, 2006	$(72)	$2,248	$(8,647)	$(6,471)

The Company’s total comprehensive income (loss) was as follows:

Three months ended March 31, 2006	$(4,041)
Three months ended March 31, 2005	$(7,102)

11. Other Commitments and Contingencies

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

HCS Pay Litigation

On January 16, 2006, the Company initiated litigation in the Circuit Court of Oakland County, Michigan against Hennessey Capital, LLC; HCSPay, LLC; and SurGen, LLC (the preceding three entities collectively are referred to as Hennessey) and against Surge Capital; Lancelot Investors Fund LP; Lancelot Investment Management, LLC; AGM II, LLC; and John Maselli (the preceding five entities collectively are referred to as Surge). This litigation seeks the return of approximately $6,083 that the Company believes is owed to it under a factoring agreement that it entered into with Hennessey plus punitive damages and costs. The Company alleges claims against Hennessey for breach of contract and breach of fiduciary duty. The Company alleges claims against Surge for conversion, unjust enrichment, declaratory judgment, and constructive trust and seek the return of the Company’s funds plus punitive damages and costs. This matter is ongoing and the Company is pursuing its claims vigorously. At March 31, 2006, the Company had a receivable recorded of $6,083 related to this matter.

UAW Litigation

On April 16, 2003, UAW and its Local Union 662 filed suit against the Company and Remy, Inc. (“RI”), in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits plan (“SUB plan”). The plaintiffs alleged that the SUB plan provided supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20,000 for employees who were terminated as a result of the closure of RI’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also sought to enforce terminated provisions of a health care program, which the plaintiffs alleged that the plan provided the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify RI’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003, to which the Company filed an answer on July 24, 2003. Motions for summary judgment filed by the parties were denied by the court in September 2005. On January 31, 2006, a final settlement agreement and release was entered into by the parties which fully resolved all of the allegations of the complaint. Under the terms of the settlement agreement, the Company and RI agreed to contribute approximately $5,250 to the SUB plan in return for a release of all claims alleged in the lawsuit, including any further obligations to fund the SUB plan. The Company paid the $5,250 and associated payroll taxes of $315 in the first quarter of 2006.

Prison Labor Matter

In January 2004, a class action on behalf of all prisoners who worked in a South Carolina Department of Corrections (“SCDC”) Services Training Program at Lieber Correctional Institute was brought against the SCDC and our former subsidiary Williams Technologies, Inc. (“Williams”), which was sold to Caterpillar, Inc., in September 2004. The Plaintiffs claim that (a) they should have been paid industry prevailing wages under a South Carolina prison industries authorization statute, (b) the SCDC and Williams violated the Payment of Wages Act and (c) the SCDC and Williams committed a tort under the South Carolina Tort Claims Act. Under the terms of the sale, the Company retained liability and responsibility for this claim. The Circuit Court for Dorchester County granted summary judgment to the Company on April 21, 2005, and decertified the Plaintiff class. On January 24, 2006, the Plaintiff filed an appellate brief and Williams responded to this brief in March 2006. We continue to deny the material allegations of the complaint and any wrongdoing. We intend to defend ourselves vigorously.

Import/Export Matters

We continue to expand globally to take advantage of global economic conditions and related cost structures. We are subject to various duties and import/export taxes. We actively review our import/export processes in North America, Europe and Asia to verify the appropriate import duty classification, value and duty rate, including import value added tax. As part of this review process, we identified a potential exposure related to customs duties in the United States. Upon resolution of these interpretations, duties due from us could range from $0 to $12,200. We paid $1,000 in 2005 and as of March 31, 2006, we have accrued approximately $7,100 related to this matter.

Franklin Power Products Facility

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance (the “Order”) from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. installed wastewater treatment equipment and is in compliance with the terms of the Order and has eliminated the discharge. In July 2004, we and Franklin Power Products, Inc. entered into an agreement with the U.S. Department of Justice on behalf of the EPA, which tolled the statute of limitations on the EPA’s potential claim for penalties. Since that time, we have been cooperating with the EPA by providing additional information and have entered into settlement negotiations with the EPA and the Department of Justice. On April 12, 2006, the EPA and the Company reached a settlement for $851 and entered into a consent decree to resolve this matter. The accompanying condensed consolidated financial statements reflect a liability of $851 related to this issue.

12. Finanancial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

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

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at March 31, 2006, and December 31, 2005, and for the three-month periods ended March 31, 2006 and 2005.

The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

The following table sets forth the Subsidiary Guarantors and direct Non-Guarantor Subsidiaries:

Subsidiary Guarantors	Non-Guarantor Subsidiaries
• Ballantrae Corporation	• Central Precision Limited

• Franklin Power Products, Inc.	• Remy Automotive Germany GmbH

• International Fuel Systems, Inc.	• Electro Diesel Rebuild BVBA

• M & M Knopf Auto Parts, L.L.C.	• Electro-Rebuild Tunisia S.A.R.L.

• Marine Corporation of America	• Magnum Power Products, L.L.C.

• Nabco, Inc.	• Publitech, Inc.

• Power Investments, Inc.	• Remy Automotive Brasil Ltda.

• Power Investments Marine, Inc.	• Remy Automotive Europe BVBA

• Powrbilt Products, Inc.	• Remy Automotive Poland, Sp.zo.o.

• Reman Holdings, L.L.C.	• Remy Automotive UK Limited

• Remy Inc.	• Remy Componentes S. de R. L. de C. V.

• Remy International Holdings, Inc.	• Remy Automotive Hungary kft

• Remy Powertrain, L.P.	• Remy India Holdings, Inc.

• Remy Reman, L.L.C.	• Remy Korea Holdings, Inc.

• Unit Parts Company	• Remy Remanufacturing de Mexico, S. de R.L. de C.V.

• World Wide Automotive, L.L.C.	• World Wide Automotive Distributors, Inc.

• Remy Electricals Hubei Company Limited

• QAPI, S.A. deC.V.

• Unit Parts Coahuilla, S.A. de C.V

• Remy Korea, Ltd.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

(Unaudited)

IN THOUSANDS, At March 31, 2006	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$1,531	$—	$20,056	$—		$21,587
Trade accounts receivable, net	—	155,919	51,391	—		207,310
Other receivables	37	10,233	11,434	—		21,704
Inventories	—	202,292	70,552	(810	) (c)	272,034
Deferred income taxes	—	—	1,139	—		1,139
Assets of discontinued operations	—	—	15	—		15
Other currents assets	1,084	1,923	5,562	—		8,569

Total current assets	2,652	370,367	160,149	(810)		532,358

Property, plant and equipment	25,724	172,548	176,171	—		374,443
Less accumulated depreciation	21,945	100,846	74,166	—		196,957

Property, plant and equipment, net	3,779	71,702	102,005	—		177,486
Deferred financing costs, net	12,956	—	—	—		12,956
Goodwill, net	—	144,506	12,144	—		156,650
Investments in unconsolidated subsidiaries	525,678	—	—	(519,706	) (a)	5,972
Other assets	1,680	21,951	8,745	—		32,376

Total assets	$546,745	$608,526	$283,043	$(520,516)		$917,798

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$1,186	$149,475	$67,512	$—		$218,173
Intercompany accounts	70,364	(40,260)	(30,044)	(60	) (c)	—
Accrued interest	20,028	—	145	—		20,173
Accrued restructuring	1,038	4,432	411	—		5,881
Liabilities of discontinued operations	—	4	266	—		270
Other liabilities and accrued expenses	10,057	85,693	21,442	—		117,192
Current maturities of long-term debt	559	1,543	26,203	—		28,305

Total current liabilities	103,232	200,887	85,935	(60)		389,994

Long-term debt, net of current portion	714,202	11,972	8,066	—		734,240
Post-retirement benefits other than pensions	16,021	—	—	—		16,021
Accrued pension benefits	11,582	—	1,799	—		13,381
Accrued restructuring	—	481	—	—		481
Deferred income taxes	9,037	—	1,898	—		10,935
Other non-current liabilities	1,632	45,568	1,200	—		48,400
Minority interest	—	3,630	9,068	—		12,698

Stockholders’ (deficit) equity:
Common stock:
Class B Shares	3	—	—	—		3
Paid-in capital	334,336	—	—	—		334,336
Retained (deficit) earnings	(636,220)	53,290	(1,312)	(51,978	) (b)	(636,220)
Subsidiary investment	—	292,698	175,780	(468,478	) (a)	—
Accumulated other comprehensive loss	(7,080)	—	609	—		(6,471)

Total stockholders’ (deficit) equity	(308,961)	345,988	175,077	(520,456)		(308,352)

Total liabilities and stockholders’ (deficit) equity	$546,745	$608,526	$283,043	$(520,516)		$917,798

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

IN THOUSANDS, At December 31, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$302	$634	$19,086	$—		$20,022
Trade accounts receivable, net	—	137,756	47,062	—		184,818
Other receivables	37	2,045	11,455	—		13,537
Inventories	—	192,563	70,104	(846	)(c)	261,821
Deferred income taxes	—	—	1,155	—		1,155
Assets of discontinued operations	—	—	16	—		16
Other currents assets	1,443	1,698	2,643	—		5,784

Total current assets	1,782	334,696	151,521	(846)		487,153

Property, plant and equipment	26,670	166,197	171,974	—		364,841
Less accumulated depreciation	21,754	98,540	70,016	—		190,310

Property, plant and equipment, net	4,916	67,657	101,958	—		174,531
Deferred financing costs, net	13,962	—	—	—		13,962
Goodwill, net	—	144,506	12,144	—		156,650
Investments in unconsolidated subsidiaries	506,432	—	—	(500,515	)(a)	5,917
Other assets	1,947	22,018	8,997	—		32,962

Total assets	$529,039	$568,877	$274,620	$(501,361)		$871,175

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$1,401	$128,694	$64,028	$—		$194,123
Intercompany accounts	75,778	(52,582)	(23,100)	(96	)(c)	—
Accrued interest	8,755	—	151	—		8,906
Accrued restructuring	1,793	10,398	478	—		12,669
Liabilities of discontinued operations	—	25	418	—		443
Other liabilities and accrued expenses	9,355	86,618	18,851	—		114,824
Current maturities of long-term debt	1,053	414	26,034	—		27,501

Total current liabilities	98,135	173,567	86,860	(96)		358,466

Long-term debt, net of current portion	694,171	11,001	9,009	—		714,181
Post-retirement benefits other than pensions	15,841	—	9	—		15,850
Accrued pension benefits	11,574	—	1,566	—		13,140
Accrued restructuring	—	481	—	—		481
Deferred income taxes	8,490	—	1,900	—		10,390
Other non-current liabilities	1,689	48,516	1,215	—		51,420
Minority interest	—	2,689	8,869	—		11,558

Stockholders’ (deficit) equity:
Common stock:
Class B Shares	3	—	—	—		3
Paid-in-capital	334,336	—	—	—		334,336
Retained (deficit) earnings	(628,120)	40,400	(4,084)	(36,316	)(b)	(628,120)
Subsidiary investment	—	292,698	172,251	(464,949	)(a)	—
Accumulated other comprehensive loss	(7,080)	(475)	(2,975)	—		(10,530)

Total stockholders’ (deficit) equity	(300,861)	332,623	165,192	(501,265)		(304,311)

Total liabilities and stockholders’ (deficit) equity	$529,039	$568,877	$274,620	$(501,361)		$871,175

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the three months Ended March 31, 2006	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$315,543	$153,242	$(117,196	)(a)	$351,589
Cost of goods sold	—	279,640	139,179	(117,196	)(a)	301,623

Gross profit	—	35,903	14,063	—		49,966

Selling, general and administrative expenses	4,769	20,294	8,292	—		33,355
Restructuring charges	342	550	53	—		945

Operating (loss) income	(5,111)	15,059	5,718	—		15,666

Interest expense	18,792	1,152	547	—		20,491

Income (loss) from continuing operations before income taxes (benefit), minority interest, income from unconsolidated subsidiaries and equity in earnings of subsidiaries	(23,903)	13,907	5,171	—		(4,825)

Income tax (benefit) expense	(141)	135	2,269	—		2,263
Minority interest	—	942	164	—		1,106
Income from unconsolidated subsidiaries	—	—	(56)	—		(56)
Equity in earnings of subsidiaries	(15,662)	—	—	15,662	(b)	—

Net (loss) income from continuing operations	(8,100)	12,830	2,794	(15,662)		(8,138)

Discontinued operations:
Loss from discontinued operations, net of tax	—	(48)	(22)	—		(70)
Gain on disposal of discontinued operations, net of tax	—	108	—	—		108

Income (loss) from discontinued operations, net of tax	—	60	(22)	—		38

Net (loss) income attributable to common stockholders	$(8,100)	$12,890	$2,772	$(15,662)		$(8,100)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net loss of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the three months Ended March 31, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$259,301	$125,476	$(103,209	)(a)	$281,568
Cost of goods sold	(377)	226,592	113,203	(103,209	) (a)	236,209

Gross profit	377	32,709	12,273	—		45,359

Selling, general and administrative expenses	5,224	19,467	6,566	—		31,257
Restructuring charges (credits)	28	(976)	149	—		(799)

Operating (loss) income	(4,875)	14,218	5,558	—		14,901

Interest expense	14,392	579	421	—		15,392

Income (loss) from continuing operations before income taxes, minority interest, income from unconsolidated subsidiaries and equity in earnings of subsidiaries	(19,267)	13,639	5,137	—		(491)

Income tax expense	261	167	922	—		1,350
Minority interest	—	1,071	22	—		1,093
Income from unconsolidated subsidiaries	—	—	(83)	—		(83)
Equity in earnings of subsidiaries	(16,631)	—	—	16,631	(b)	—

Net (loss) income from continuing operations	(2,897)	12,401	4,276	(16,631)		(2,851)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	34	(235)	—		(201)
Gain on disposal of discontinued operations, net of tax	—	155	—	—		155

Income (loss) from discontinued operations, net of tax	—	189	(235)	—		(46)

Net (loss) income attributable to common stockholders	$(2,897)	$12,590	$4,041	$(16,631)		$(2,897)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net loss of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(Unaudited)

IN THOUSANDS, For the three months Ended March 31, 2006	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:

Net (loss) income attributable to common stockholders	$(8,100)	$12,890	$2,772	$(15,662	)(a)	$(8,100)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Discontinued operations	—	(60)	22	—		(38)
Depreciation and amortization	615	3,204	3,533	—		7,352
Non-cash interest expense	1,006	772	—	—		1,778
Minority interest and loss from unconsolidated subsidiaries, net	—	941	109	—		1,050
Equity in earnings of subsidiaries	(15,662)	—	—	15,662	(a)	—
Deferred income taxes	547	—	43	—		590
Accrued pension and post-retirement benefits, net	189	—	224	—		413
Restructuring charges	342	550	53	—		945
Cash payments for restructuring charges	(1,100)	(6,514)	(119)	—		(7,733)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	—	(18,164)	(4,329)	—		(22,493)
Inventories	—	(9,755)	(458)	—		(10,213)
Accounts payable	(216)	22,883	3,484	—		26,151
Intercompany accounts	(5,414)	12,349	(6,935)	—		—
Other current assets and liabilities	12,334	(10,109)	(315)	—		1,910
Other non-current assets and liabilities, net	(2,799)	(2,561)	5,196	—		(164)

Net cash (used in) provided by operating activities of continuing operations	(18,258)	6,426	3,280	—		(8,552)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(2,101)	—	—		(2,101)
Net proceeds on sale of businesses	—	108	—	—		108
Purchases of property, plant and equipment	(49)	(4,822)	(1,628)	—		(6,499)

Net cash used in investing activities of continuing operations	(49)	(6,815)	(1,628)	—		(8,492)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving line of credit and other	19,536	(157)	(774)	—		18,605

Net cash provided by (used in) financing activities of continuing operations	19,536	(157)	(774)	—		18,605

Effect of exchange rate changes on cash	—	—	239	—		239
Cash flows of discontinued operations – operating activities	—	(88)	(147)	—		(235)

Net increase (decrease) in cash and cash equivalents	1,229	(634)	970	—		1,565
Cash and cash equivalents at beginning of year	302	634	19,086	—		20,022

Cash and cash equivalents at end of period	$1,531	$—	$20,056	$—		$21,587

(a)	Elimination of equity in earnings of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(Unaudited)

IN THOUSANDS, For the three months Ended March 31, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(2,897)	$12,590	$4,041	$(16,631	) (a)	$(2,897)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Discontinued operations	—	(189)	235	—		46
Depreciation and amortization	500	2,792	3,242	—		6,534
Non-cash interest expense	852	—	—	—		852
Minority interest and loss from unconsolidated subsidiaries, net	—	1,071	(61)	—		1,010
Equity in earnings of subsidiaries	(16,631)	—	—	16,631	(a)	—
Deferred income taxes	—	(144)	(283)	—		(427)
Accrued pension and post-retirement benefits, net	(27)	—	582	—		555
Restructuring charges (credits)	28	(976)	149	—		(799)
Cash payments for restructuring charges	(28)	(379)	(102)	—		(509)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	—	(12,079)	897	—		(11,182)
Inventories	—	(11,000)	(816)	—		(11,816)
Accounts payable	315	13,854	3,775	—		17,944
Intercompany accounts	4,951	1,130	(6,081)	—		—
Other current assets and liabilities	14,355	(5,116)	(2,208)	—		7,031
Other non-current assets and liabilities, net	(5,441)	5,182	(3,516)	—		(3,775)

Net cash (used in) provided by operating activities of continuing operations	(4,023)	6,736	(146)	—		2,567

Cash Flows from Investing Activities:
Acquisitions, net of cash required	(56,014)	—	—	—		(56,014)
Net proceeds on sale of business	—	156	—	—		156
Purchases of property, plant and equipment	(596)	(6,403)	(3,861)	—		(10,860)

Net cash used in investing activities of continuing operations	(56,610)	(6,247)	(3,861)	—		(66,718)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving line of credit and other	20,166	(326)	5,336	—		25,176

Net cash provided by (used in) financing activities of continuing operations	20,166	(326)	5,336	—		25,176

Effect of exchange rate changes on cash	—	—	(252)	—		(252)
Cash flows of discontinued operations– operating activities	—	(178)	(55)	—		(233)

Net (decrease) increase in cash and cash equivalents	(40,467)	(15)	1,022	—		(39,460)
Cash and cash equivalents at beginning of year	40,740	689	21,116	—		62,545

Cash and cash equivalents at end of period	$273	$674	$22,138	$—		$23,085

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Item 2. REMY INTERNATIONAL, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMOUNTS IN MILLIONS, EXCEPT AS INDICATED

For the three month periods ended March 31, 2006 and 2005

Introduction

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with Remy International, Inc.’s (the “Company,” “we,” “us” or “our”) Annual Report on Form 10-K for the year ended December 31, 2005, including the financial statements and accompanying notes.

On March 18, 2005, we acquired substantially all of the assets and assumed certain liabilities of Unit Parts Company, which we refer to as UPC (see Note 4 to our financial statements in Item 1). The operating results of UPC for the period March 18 through March 31, 2005, are included in our condensed consolidated statements of operations and cash flows for the quarter ended March 31, 2005, and are reflected in the Electrical Aftermarket discussion of net sales and gross profit below. The operating results of UPC did not have a material effect on our results of operations and cash flows in the first quarter of 2005.

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

We believe we are the largest producer in the world of remanufactured starters and alternators for the aftermarket. Our remanufacturing operations obtain failed products, commonly known as cores, from our customers as returns. These cores are an essential material needed for the remanufacturing operations. We also provide exchange services for cores for third party aftermarket remanufacturers. At the time of our separation from General Motors Corporation (“GM”) in August 1994, we were predominantly a North American original equipment manufacturer with a majority of our 1995 sales derived from GM. Through strategic capital investments, acquisitions, divestitures and facility and workforce rationalization, we have become a low cost, global manufacturer and remanufacturer with a more balanced business and product mix between the aftermarket and the original equipment market. Since fiscal year 1995, we have increased sales, broadened our product line, expanded manufacturing and remanufacturing capabilities, diversified our customer base and end markets, lowered our cost base and extended our participation in international markets.

In general, our business is influenced by the underlying trends in the automobile, light truck, and heavy-duty truck, construction and industrial markets. However, we have been able to balance the cyclical nature of some of our businesses with the diversity of original equipment manufacturing markets between the automotive, heavy duty truck and industrial markets by focusing on our remanufacturing capabilities and aftermarket business.

The automotive parts market is highly competitive. Competition is based primarily on quality of products, service, delivery, technical support and price. Most OEMs and aftermarket distributors source parts from one or two suppliers and we compete with a number of companies who supply automobile manufacturers throughout the world.

Our operating results for 2005 were significantly below 2004. While net sales increased to $1,229.0 million in 2005 from $1,051.2 million in 2004, gross margin percentage decreased to approximately 12% in 2005. This decrease in gross margin percentage, coupled with impairment and restructuring charges in 2005 led to an operating loss of $10.7 million and a net loss (from continuing operations) of $96.6 million. The decrease in gross margin percentage was driven by decreasing sales prices, commodity price increases, start up and launch costs in transferring certain manufacturing and remanufacturing production to Mexico and unfavorable foreign currency exchange fluctuations (primarily in the US dollar vs. the Korean Won). Our operating results for the first quarter of 2006 improved as compared to the first quarter of 2005 and the fourth quarter of 2005. Net sales increased to $351.6 million in the first quarter of 2006 from $281.6 million in the first quarter of 2005. The gross margin percentage of 14.2% in the first quarter of 2006 compares with 16.1% in the first quarter of 2005 primarily due to price reductions, product mix and higher commodity and fuel costs. Selling General and administrative expenses decreased as a percentage of sales in the first quarter of 2006 as compared with the first quarter of 2005.

In 2005, we used $46.9 million of cash for operating activities and $41.4 million of cash for capital expenditures. In December 2005, we obtained an additional $80.0 million term loan. In the first quarter of 2006 cash used in operating activities was $8.6 million compared with $2.6 million of cash provided by operating activities in the first quarter of 2005. Cash required to service our substantial indebtedness places significant demands on our liquidity.

In order to improve our 2006 cash flow from operations as well as our overall liquidity, we have has taken specific actions to improve our margins and overall cost structure. These actions include certain customer price increases, supplier price concessions, headcount reductions and price reductions on freight. Further, we plan to complete the integration of the acquisition of UPC in 2006.

Our $145.0 million, 8 5/8% Senior Notes are due December 15, 2007. In anticipation of this due date and in consideration of our substantial indebtedness, we are exploring various strategic alternatives, including, but not limited to, refinancing some or all of our debt. In addition, the Board of Directors has authorized management to explore restructuring alternatives including the engagement of investment bankers to advise us and analyze the disposition of certain non-core businesses.

We believe that the actions discussed above provide the foundation for improved operating performance in 2006 and future periods and that our expected future operating results and liquidity are sufficient to satisfy our operating and liquidity requirements during 2006. We are prepared to take actions to maintain sufficient liquidity in the event of any unforeseen downturns or other circumstances. For more information see our 2005 Form 10-K.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Product Categories	2006	2005	Increase/ (Decrease)	%Change
Automotive OEM	$98.7	$72.6	$26.1	35.9%
Heavy duty OEM	53.1	51.1	2.0	3.9
Electrical aftermarket	136.1	107.6	28.5	26.4
Powertrain	48.4	34.7	13.7	39.4
Core services	15.3	15.6	(0.3)	(1.9)

Total Net Sales	$351.6	$281.6	$70.0	24.8%

Net Sales

Net sales to Automotive Original Equipment Manufacturers, which we refer to as OEMs, increased primarily due to the continued ramp up of the alternator business and the impact of new business awards received offset in part by price reductions. Heavy-duty OEM sales increased slightly due to volume. OEM sales quarter over quarter also increased due to the North American industry practice of passing on the costs of fluctuations from the contractual price of copper and aluminum to certain of our customers. Electrical aftermarket sales increased mainly due to the full quarter effect of the acquisition of UPC on March 18, 2005, partially offset by soft market conditions and lower volume from General Motors Service Parts Organization. Net Sales at UPC during the three months ended March 31, 2005 were approximately $5.0 million. Powertrain sales increased due to higher diesel engine and parts volume. Third party sales in the core services business declined primarily relating to softening demand for new parts.

Gross Profit

Gross profit of $50.0 million in the first quarter of 2006 increased $4.6 million, or 10.1%, compared with the first quarter of 2005, and as a percentage of net sales was 14.2% in 2006 compared with 16.1% in 2005. Automotive OEM gross profit declined $1.7 million due to price reductions, higher fuel costs, and product mix. Heavy-duty OEM gross profit declined $2.1 million primarily due to fuel costs. Electrical aftermarket gross profit increased $6.7 million primarily due to the increase in sales volume and cost savings synergies associated with the acquisition of UPC. Powertrain gross profit increased $2.0 million as a result of higher sales. Gross profit on core services decreased $0.3 million due to higher material prices.

Selling, General and Administrative Expenses

Selling, general and administrative, which we refer to as SG&A, expenses of $33.4 million in the first quarter of 2006 increased $2.1 million, or 6.7%, from $31.3 million in the first quarter of 2005. As a percentage of net sales, SG&A expenses were 9.5% in the first quarter of 2006 compared with 11.1% in the first quarter of 2005. The year over year increase in SG&A expenses reflects the addition of UPC in 2005 offset by costs savings associated with restructuring activities undertaken in 2005.

Restructuring Charge (Credit)

A restructuring charge of $0.9 million in the first quarter of 2006 consisted of charges recorded relative to actions undertaken in 2005 for the closure of two distributions centers, the consolidation of certain electrical aftermarket operations, the reduction in force at our headquarters and the consolidation of operations in Europe.

A restructuring credit of $0.8 million in the first quarter of 2005 consisted of a $1.1 million credit for the reversal of accrued maintenance expenses reflecting our utilization of a previously idled Anderson, Indiana facility and the renegotiation of other maintenance agreements. In addition, charges totaling $0.3 million were recorded relative to the closure of our starter and alternator manufacturing operations in Anderson, Indiana in 2003 and the consolidation of operations in Europe.

Operating Income

Operating income of $15.7 million in the first quarter of 2006 compares with operating income of $14.9 million in the first quarter of 2005 and reflects the net sales, gross profit, SG&A expense and restructuring charge factors discussed above.

Interest Expense

Interest expense of $20.5 million in the first quarter of 2006 increased $5.1 million from $15.4 million in the first quarter of 2005. The increase is primarily related to additional borrowings under our senior credit facility and the impact of interest rate increases on our $125.0 million Second Priority Senior Secured Floating Rate Notes.

Income	Taxes

Income tax expense of $2.3 million in the first quarter of 2006 consisted of a $0.6 million provision for U.S. federal and state deferred income taxes, domestic state and local taxes of $0.3 million and taxes in various foreign jurisdictions of $1.4 million. Income tax expense of $1.4 million in the first quarter of 2005 consisted of provisions for U.S. federal alternative minimum tax of $0.02 million, domestic state and local taxes of $0.13 million and taxes in various foreign jurisdictions of $1.2 million. In 2003, we established a valuation allowance for substantially all domestic U.S. deferred tax assets. In 2005, we recorded a valuation allowance for the remaining domestic deferred tax assets. Accordingly, we recorded a valuation allowance related to the domestic net operating loss generated in the three months ended March 31, 2006

Minority Interest

Minority interest in income of subsidiaries of $1.1 million in the first quarter of 2006 consisted of minority shareholder’s interest in the earnings of our joint venture with International Truck and Engine Corporation and earnings of Hubei Delphi Automotive Generators Company, Ltd., which we refer to as Hubei. The minority interest in income of subsidiaries for the comparable period of first quarter of 2005 remains approximately the same at $1.1 million.

Income From Unconsolidated Subsidiaries

The income from unconsolidated subsidiaries of $ 0.1 million in the first quarter of 2006 consisted of our share of income recorded by Shaney Paris Rhone Ltd., which we refer to as SPR. The income from unconsolidated subsidiaries for the comparable period of first quarter of 2005 remains approximately the same at $0.1 million.

Discontinued Operations

The loss from discontinued operations of $0.1 million and $0.2 million in the first quarter of 2006 and 2005, respectively, consisted of losses recorded by our remanufactured transmission and retail gas engine businesses. We recorded an additional gain of $0.1 million in 2006 and $0.2 million in 2005 relative to the sale of Tractech, Inc. and Kraftube, Inc. in 2003.

Liquidity and Capital Resources

Our short-term liquidity needs include required debt service (including capital lease payments), day-to-day operating expenses, working capital requirements, the payment of customer obligations and the funding of capital expenditures and restructuring actions. Long-term liquidity requirements consist primarily of principal payments of long-term debt and payments for contingent earn out arrangements relative to the acquisition of UPC. These contingent earn out payments are based on incremental financial performance objectives above the current performance of the combined electrical aftermarket business and are to be paid over a four-year period. The first measurement year of the earn out did not result in the recording of any liability and the amount of future contingent consideration, if any, is not currently determinable. Our contractual obligations are provided in the table under the section “Contractual Obligations, Contingent Liabilities and Commitments” appearing below. Our principal payments on long-term capital lease obligations are presented in Note 11 to our consolidated financial statements under Item 8 of our 2005 Form 10-K.

Our principal sources of cash to fund our short-term liquidity needs consist of cash generated by operations and borrowings under our senior credit facility. The senior credit facility is collateralized by liens on substantially all of our assets and substantially all of the assets of our domestic and certain of our foreign subsidiaries and by the capital stock of such subsidiaries. At March 31, 2006, the borrowings under the revolving credit facility were comprised of $50.0 million at a LIBOR rate of 6.99%, $1.3 million at a prime rate of 7.75% and letters of credit totaled $7.0 million. Based on the collateral supporting the senior credit facility at March 31, 2006, $86.6 million was available, net of letters of credit. At March 31, 2006, borrowings outstanding under the term loan of the Senior Credit Facility were $80 million, reflected on the condensed consolidated balance sheet net of the unamortized portion of the original issue discount of $2.1 million. The interest rate on borrowings outstanding under the term loan portion of the credit facility at March 31, 2006 was 10.96%.

We participate in programs that accelerate the collection of accounts receivable. Under these programs, we sell the accounts of certain aftermarket customers to banks, on a non-recourse basis, at a discount. At March 31, 2006 and December 31, 2005, the increase in receivables in the U.S. that would occur if these programs were discontinued would be approximately $41.3 million and $47.2 million, respectively. Additionally, at March 31, 2006 and December 31, 2005, we had approximately $11.7 million and $10.6 million, respectively, factored in Europe.

We believe that cash generated from operations, together with the amounts available under the senior credit facilities and other borrowings, will be adequate to meet our debt service, capital expenditure, restructuring and working capital requirements for at least the next twelve months, although no assurance can be given in this regard.

Cash used by operating activities of continuing operations of $8.6 million in the first quarter of 2006 reflected a $4.6 million increase in net working capital (consisting of accounts receivable, inventory, accounts payable and other current assets and liabilities) from year end 2005. Accounts receivable increased $22.5 million and accounts payable increased $26.2 million in the first quarter of 2006 due primarily to higher sales volume. Inventories increased $10.2 million in the first quarter of 2006 due primarily to anticipated higher demand in the second quarter of 2006 for our aftermarket product lines. The net increase in other current assets and liabilities of $1.9 million primarily reflected timing of interest payments. Cash restructuring payments of $7.7 million in the first quarter of 2006 consisted primarily of settlement of the UAW matter and employee termination payments. Depreciation and amortization and non-cash interest expense was $9.1 million. All other items totaled $2.8 million.

Cash provided by operating activities of continuing operations of $2.6 million in the first quarter of 2005 reflected a $2.0 million decrease in net working capital (consisting of accounts receivable, inventory, accounts payable and other current assets and liabilities) from year end 2004 and cash restructuring payments of $0.5 million. Accounts receivable increased $11.2 million in the first quarter of 2005 due primarily to stronger first quarter heavy duty OEM, diesel engine and locomotive shipments, partially offset by an increase in accelerated collections under the receivables programs discussed above. Inventories increased $11.8 million in the first quarter of 2005 due primarily to builds in support of anticipated higher Electrical Aftermarket sales in the second and third quarters. The $18.0 million increase in accounts payable reflected timing of vendor payments. The net increase in other current assets and liabilities of $7.0 million primarily reflected timing of interest payments. Cash restructuring payments of $0.5 million in the first quarter of 2005 consisted of $0.3 million of employee termination benefits relative to the 2003, 2004 and 2005 restructuring actions and $0.2 million of other items. All other non-cash and reconciling items totaled $1.1 million.

Cash used in investing activities of continuing operations of $8.5 million in the first quarter of 2006 compares with cash used of $66.7 million in the first quarter of 2005. Acquisition payments in the first quarter of 2006 consisted of payments for the purchase of machinery and equipment relating to the acquisition of Delphi Corporation’s light vehicle alternator business. Acquisition payments in the first quarter of 2005 consisted entirely of payments and costs associated with the acquisition of UPC. Cash proceeds on the sale of Tractech and Kraftube of $0.1 million and $0.2 million were recorded in the first quarter of 2006 and 2005, respectively. Capital expenditures in both 2006 and 2005 were primarily for production, engineering and distribution equipment and include investments associated with the launch of new products.

Cash provided by financing activities of continuing operations of $18.6 million and $25.2 million in the first quarter of 2006 and 2005, respectively, consisted primarily of borrowings under our senior credit facility.

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

Contractual Obligations, Contingent Liabilities and Commitments

Our contractual obligations as of March 31, 2006 are provided in the following table (dollars in millions):

	Payments Due by Period
Contractual Obligations	Total	Balance of 2006		2007- 2009		2010- 2011	After 2011
Long-Term Debt, including current portion (1)	$754	$9	(2)	$591	(2)	$4	$150
Long-Term Capital Lease Obligations	9	—		3		1	5
Customer Obligations	55	11		26		12	6
Pension Funding (3)	3	3		—		—	—
Other Post Retirement Benefits Funding	11	1		3		2	5
Operating Leases	46	7		22		8	9
Acquisition Payments (4)	1	1		—		—	—
Employee Termination Benefits	6	6		—		—	—
Other	6	2		3		—	1

Total Contractual Cash Obligations	$891	$40		$648		$27	$176

(1)	These amounts include indebtedness outstanding under our senior notes, senior subordinated notes, senior secured floating rate notes and other debt.
(2)	Includes $3 million for the balance of 2006 and 19 million for 2007 related to foreign revolving credit agreements which normally will be renewed in 2006 and 2007 with maturity dates of one year or less.
(3)	Amounts beyond 2006 are not currently estimable.
(4)	Payments in connection with the acquisition of Delphi Corporation’s light vehicle alternator business, including purchasing its machinery and equipment.

In addition to the contractual obligations disclosed above, we have a variety of other contractual agreements related to the procurement of materials and other commitments. With respect to these agreements, we are not subject to any contracts that commit us to significant non-cancelable commitments. With respect to agreements related to the procurement of inventory used in our manufacturing and remanufacturing processes, we had approximately $70 million to $90 million of open purchase orders at March 31, 2006.

Seasonality

Our business is seasonal, as our major OEM customers historically have one to two week shutdowns of operations during July and December. Our sales results in the third and fourth quarters reflect the effects of these shutdowns. Our working capital requirements also are affected by seasonality, as we build inventory for the summer sales months in the aftermarket. Typically our working capital requirements are highest from April through August and the change from the highest month to the lowest month (typically December) for accounts receivable, inventory and accounts payable has averaged approximately $45.9 million over the past three years, excluding UPC.

Foreign Operations

Approximately 21% of our net sales in the three months ending March 31, 2006 were derived from net sales made in foreign countries. We also have manufacturing and other operations located in certain foreign countries. Because of these foreign sales and operations, our business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, transportation and delivery risks, compliance with foreign laws and other economic and political uncertainties.

Forward-Looking Statements

From time to time, we make oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, which we refer to as the Act, or by the Securities and Exchange Commission, which we refer to as the SEC, in its rules, regulations and releases. We desire to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to our future performance contained in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2005, and in other filings with the SEC. Any statements set forth in writing or orally by us, other than statements of current or historical fact, may constitute forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will” and similar expressions. We caution readers that forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results and performance to differ materially from any future results or performance expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

•	uncertainty of future financial results;

•	acquisitions;

•	additional financing requirements;

•	development of new products and services;

•	the effect of competitive products or pricing;

•	costs and difficulties related to integrations of acquired businesses;

•	pending and future legal proceedings, including environmental regulatory matters;

•	reliance upon or loss of a major customer;

•	international operating and supply risks;

•	weather conditions, including their impact on demand for our aftermarket products;

•	foreign exchange rate changes;

•	transportation and related fuel costs;

•	effectiveness of restructuring and cost saving initiatives;

•	labor relations;

•	the ability to obtain and maintain adequate prices for our products;

•	our substantial indebtedness and limitations under debt agreements;

•	costs for pension and post retirement benefit plans;

•	the effect of economic conditions and other uncertainties, including the current conditions in the Light-Duty OEM Market and Electrical Aftermarket;

•	customs duties claims;

•	costs and risks relative to enterprise resource planning implementations;

•	costs related to re-sourcing and outsourcing products;

•	bankruptcy filings, financial uncertainties and labor disruptions affecting suppliers and customers;

•	the incremental liquidity provided by the term loan is subject to borrowing base and other limitations on our ability to borrow under our revolving credit facilities or otherwise;

•	acquisitions and integration costs;

•	dispositions;

•	the effect of commodity, raw material prices and energy costs;

•	the impact of supply chain cost management initiatives; and

•	the effect of economic conditions and other uncertainties detailed from time to time in our filings with the SEC.

Due to these uncertainties, we cannot assure readers that any forward-looking statements will prove to have been correct. Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that May Affect Future Results

We believe that results for the remainder of 2006 will continue to be negatively impacted by year over year softness in the North American car and truck market, pricing pressures, higher commodity, including but not limited to copper and aluminum, and fuel costs, adverse currency fluctuations and investments in engineering and systems.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2006, there have been no material changes in our market risk exposure as described in Item 7A contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

(a)	The Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting it to material information required to be included in the Company’s periodic SEC reports.

(b)	In addition, the Company reviewed its internal controls, and, other than as described below, there have been no significant changes during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently implementing a global Enterprise Resource Planning system.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal actions in the normal course of our business, including those related to commercial transactions, product liability, safety, health, taxes, environmental and other matters.

HCSPay Litigation

On January 16, 2006, we initiated litigation in the Circuit Court of Oakland County, Michigan against Hennessey Capital, LLC; HCSPay, LLC; and SurGen, LLC (we refer to the preceding three entities collectively as “Hennessey”) and against Surge Capital; Lancelot Investors Fund LP; Lancelot Investment Management, LLC; AGM II, LLC; and John Maselli (we refer to the preceding five entities collectively as “Surge”). This litigation seeks the return of approximately $6.1 million that we believe is owed to us under a factoring agreement that we entered into with Hennessey plus punitive damages and costs. We allege claims against Hennessey for breach of contract and breach of fiduciary duty. We allege claims against Surge for conversion, unjust enrichment, declaratory judgment, and constructive trust and seek the return of our funds plus punitive damages and costs. This matter is ongoing, and we are pursuing our claims vigorously. At March 31, 2006, we had a receivable recorded of approximately $6.1 million related to this matter.

UAW Litigation

On April 16, 2003, the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”) and its Local Union 662 filed suit against us and Remy, Inc. (“RI”), in Federal District Court in the Southern District of Indiana, Indianapolis Division. The lawsuit was filed under Section 301 of the Labor Management Relations Act, 29 U.S.C. Sec. 185, seeking enforcement of an expired Supplemental Unemployment Benefits plan (“SUB plan”). The plaintiffs alleged that the SUB plan provided supplemental unemployment benefits for 52 weeks and separation pay in an amount exceeding $20.0 million for employees who were terminated as a result of the closure of RI’s Anderson, Indiana production facilities at the end of March 2003. The plaintiffs also sought to enforce terminated provisions of a health care program, which the plaintiffs alleged provided the terminated employees with 25 months of continued hospital, surgical, medical, hearing aid, prescription drug, mental health, substance abuse and vision insurance coverage. The terminated employees were represented by the UAW and its Local Union 662 under various agreements, which expired on March 31, 2003. The lawsuit was filed shortly after the UAW membership failed to ratify RI’s last, best and final offer for a Shutdown Agreement. The UAW filed an amended complaint on July 8, 2003, to which we filed an answer on July 24, 2003. Motions for summary judgment filed by the parties were denied by the court in September 2005. On January 31, 2006, a final settlement agreement and release was entered into by the parties which fully resolved all of the allegations of the complaint. Under the terms of the settlement agreement, we and RI agreed to contribute approximately $5.3 million to the SUB plan in return for a release of all claims alleged in the lawsuit, including any further obligations to fund the SUB plan. We paid the $5.3 million and associated payroll taxes of $0.3 million in first quarter of 2006.

Prison Labor Matter

In January 2004, a class action on behalf of all prisoners who worked in a South Carolina Department of Corrections (“SCDC”) Services Training Program at Lieber Correctional Institute was brought against the SCDC and our former subsidiary Williams Technologies, Inc. (“Williams”), which was sold to Caterpillar, Inc., in September 2004. The Plaintiffs claim that (a) they should have been paid industry prevailing wages under a South Carolina prison industries authorization statute, (b) the SCDC and Williams violated the Payment of Wages Act and (c) the SCDC and Williams committed a tort under the South Carolina Tort Claims Act. Under the terms of the sale, we retained liability and responsibility for this claim. The Circuit Court for Dorchester County granted summary judgment to us on April 21, 2005, and decertified the Plaintiff class. On January 24, 2006, the Plaintiff filed an appellate brief and Williams responded to this brief in March 2006. We continue to deny the material allegations of the complaint and any wrongdoing. We intend to defend ourselves vigorously.

Import/Export Matters

We continue to expand globally to take advantage of global economic conditions and related cost structures. We are subject to various duties and import/export taxes. We actively review our import/export processes in North America, Europe and Asia to verify the appropriate import duty classification, value and duty rate, including import value added tax. As part of this review process, we identified a potential exposure related to customs duties in the United States. Upon resolution of these interpretations, duties due from us could range from $0 to $12.2 million. We paid $1.0 million in 2005 and at March 31, 2006 had accrued approximately $7.1 million related to this matter.

Franklin Power Products Facility

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance (the “Order”) from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. installed wastewater treatment equipment and is in compliance with the terms of the Order and has eliminated the discharge. In July 2004, we and Franklin Power Products, Inc. entered into an agreement with the U.S. Department of Justice on behalf of the EPA, which tolled the statute of limitations on the EPA’s potential claim for penalties. Since that time, we have been cooperating with the EPA by providing additional information and have entered into settlement negotiations with the EPA and the Department of Justice. On April 12, 2006, we and the EPA reached a settlement for $0.9 million and entered into a consent decree to resolve this matter. The accompanying condensed consolidated financial statements reflect a liability of approximately $0.9 million related to this issue.

Item 1A. Risk Factors

For information regarding risk factors, refer to Part I, Item A as presented in the 2005 Annual Report on Form 10-K. There has been no material changes in the Company’s risk factors during the three months ended March 31, 2006.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Collateral Agreement dated as of April 23, 2004, among Delco Remy International, Inc., the Subsidiaries of Delco Remy International, Inc., identified herein and Deutsche Bank National Trust Company as Collateral Agent.

10.2	Intercreditor Agreement dated as of April 23, 2004, among Congress Financial Corporation, as Credit Agent, Deutsche Bank National Trust Company, as Trustee, Deutsche Bank National Trust Company, as Collateral Agent, Delco Remy International, Inc. and each Subsidiary Guarantor.

31.1	Certification by John H. Weber, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rajesh K. Shah, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by John H. Weber, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rajesh K. Shah, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMY INTERNATIONAL, INC.
(Registrant)

Date: May 11, 2006	By:	/s/ Rajesh K. Shah
Rajesh K. Shah
Executive Vice President and
Interim Chief Financial Officer

Date: May 11, 2006	By:	/s/ Amitabh Rai
Amitabh Rai
Vice President and Corporate Controller
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Collateral Agreement dated as of April 23, 2004, among Delco Remy International, Inc., the Subsidiaries of Delco Remy International, Inc., identified herein and Deutsche Bank National Trust Company as Collateral Agent.

10.2	Intercreditor Agreement dated as of April 23, 2004, among Congress Financial Corporation, as Credit Agent, Deutsche Bank National Trust Company, as Trustee, Deutsche Bank National Trust Company, as Collateral Agent, Delco Remy International, Inc. and each Subsidiary Guarantor.

31.1	Certification by John H. Weber, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rajesh K. Shah, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by John H. Weber, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Rajesh K. Shah, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.