Form 10-Q
period 2006-06-30
REMY INTERNATIONAL, INC.
filed 2006-08-09
CIK 1046859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Outstanding as of July 31, 2006
Common Stock – Class B	2,503,024.48

Remy International, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Remy International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

IN THOUSANDS, At	June 30, 2006	December 31, 2005
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$18,582	$20,022
Trade accounts receivable, net	215,970	184,818
Other receivables	24,075	13,537
Inventories	265,803	261,821
Deferred income taxes	1,748	1,155
Assets of discontinued operations	11	16
Other current assets	8,173	5,784

Total current assets	534,362	487,153

Property, plant and equipment	375,574	364,841
Less accumulated depreciation	200,688	190,310

Property, plant and equipment, net	174,886	174,531

Deferred financing costs, net	11,859	13,962
Goodwill, net	156,650	156,650
Investments in unconsolidated subsidiaries	6,052	5,917
Other assets	37,827	32,962

Total assets	$921,636	$871,175

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$220,698	$194,123
Accrued interest	9,093	8,906
Accrued restructuring	5,390	12,669
Liabilities of discontinued operations	252	443
Other liabilities and accrued expenses	136,121	114,824
Current maturities of long-term debt	27,683	27,501

Total current liabilities	399,237	358,466

Long-term debt, net of current portion	735,047	714,181
Post-retirement benefits other than pensions	16,156	15,850
Accrued pension benefits	14,725	13,140
Accrued restructuring	1,627	481
Deferred income taxes	11,208	10,390
Other non-current liabilities	46,297	51,420
Commitments and contingencies	—	—
Minority interest	13,221	11,558

Stockholders’ deficit:
Common stock:
Class B shares	3	3
Paid-in capital	334,336	334,336
Retained deficit	(646,515)	(628,120)
Accumulated other comprehensive loss	(3,706)	(10,530)

Total stockholders’ deficit	(315,882)	(304,311)

Total liabilities and stockholders’ deficit	$921,636	$871,175

See notes to the condensed consolidated financial statements.

Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months		Six Months
IN THOUSANDS, For the three & six months ended June 30,	2006	2005	2006	2005
Net sales	$372,178	$312,341	$723,767	$593,909
Cost of goods sold	322,357	281,831	623,981	518,040

Gross profit	49,821	30,510	99,786	75,869

Selling, general and administrative expenses	33,980	32,336	67,332	63,593
Restructuring charges	2,949	1,299	3,894	500

Operating income (loss)	12,892	(3,125)	28,560	11,776

Interest expense	20,876	17,495	41,367	32,887

Loss from continuing operations before income taxes, minority interest and income from unconsolidated subsidiaries	(7,984)	(20,620)	(12,807)	(21,111)

Income tax expense	1,059	221	3,321	1,571
Minority interest	1,496	1,025	2,602	2,118
Income from unconsolidated subsidiaries	(80)	(48)	(135)	(131)

Net loss from continuing operations	(10,459)	(21,818)	(18,595)	(24,669)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	55	(93)	(15)	(294)
Gain on disposal of discontinued operations, net of tax	108	524	215	679

Net income from discontinued operations, net of tax	163	431	200	385

Net loss attributable to common stockholders	$(10,296)	$(21,387)	$(18,395)	$(24,284)

See notes to the condensed consolidated financial statements.

Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

IN THOUSANDS, For the six months ended June 30,	2006	2005
Cash Flows from Operating Activities:
Net loss attributable to common stockholders	$(18,395)	$(24,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	(200)	(385)
Depreciation and amortization	16,164	14,519
Non-cash interest expense	2,103	2,510
Minority interest and income from unconsolidated subsidiaries, net	2,467	1,987
Deferred income taxes	249	(526)
Accrued pension and post-retirement benefits, net	1,890	401
Restructuring charges	3,894	500
Cash payments for restructuring charges	(9,436)	(1,618)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	(31,152)	(22,138)
Inventories	(3,982)	(4,699)
Accounts payable	28,676	4,024
Other current assets and liabilities	7,967	3,194
Other non-current assets and liabilities, net	(6,098)	(11,441)

Net cash used in operating activities of continuing operations	(5,853)	(37,956)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(2,101)	(56,994)
Net proceeds on sale of businesses	215	503
Purchases of property, plant and equipment	(11,551)	(19,764)

Net cash used in investing activities of continuing operations	(13,437)	(76,255)

Cash Flows from Financing Activities:
Net borrowings under revolving line of credit and other	18,790	74,497
Deferred financing costs	—	(325)
Distributions to minority interests	(986)	—

Net cash provided by financing activities of continuing operations	17,804	74,172

Effect of exchange rate changes on cash	239	(678)

Cash flows of discontinued operations – operating activities	(193)	(180)

Net decrease in cash and cash equivalents	(1,440)	(40,897)
Cash and cash equivalents at beginning of year	20,022	62,545

Cash and cash equivalents at end of period	$18,582	$21,648

See notes to the condensed consolidated financial statements.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMOUNTS IN THOUSANDS, EXCEPT AS INDICATED

For the three month and six month periods ended June 30, 2006 and 2005 and Year ended December 31, 2005

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

Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2005.

2. Business, Industry, General Economic Conditions and Liquidity

Remy International, Inc. is a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components and aftermarket powertrain components for automobiles, light trucks, heavy-duty trucks and other vehicles. The Company also provides core exchange services. The Company sells its products worldwide primarily under the “Delco Remy” brand name, the “Remy” brand name, the “World Wide Automotive” brand name and its customers’ widely recognized private label brand names. The Company’s products include starters, alternators, remanufactured engines, and fuel systems which are principally sold or distributed to original equipment manufacturers (“OEMs”) for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. The Company sells its products principally in North America, Europe, Latin America and Asia-Pacific.

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

The Company’s operating results for 2005 were significantly below 2004. While annual net sales increased to $1,228,950 in 2005 from $1,051,165 in 2004, gross margin percentage decreased to approximately 12% in 2005. This decrease in gross margin percentage, coupled with impairment and restructuring charges in 2005 led to an operating loss of $10,749 and a net loss (from continuing operations) of $96,579 for the year ended December 31, 2005. The decrease in gross margin percentage was driven by decreasing sales prices, commodity price increases, start up and launch costs in transferring certain manufacturing and remanufacturing production to Mexico and unfavorable foreign currency exchange fluctuations (primarily in the US dollar vs. the Korean Won). The Company’s operating results for the six months ended June 30, 2006 improved as compared to the same period in 2005. Net sales increased to $723,767 for the six months ended June 30, 2006, from $593,909 for the same period in 2005. The gross margin percentage of 13.8% for the six months ended June 30, 2006 compares with 12.8% for the same period in 2005. Selling, general and administrative expenses decreased as a percentage of sales for the six months ended June 30, 2006, as compared with the same period in 2005.

For the full year 2005, the Company used $46,887 of cash for operating activities and $41,382 of cash for capital expenditures. In December 2005, the Company obtained an additional $80,000 term loan. For the six months ended June 30, 2006, cash used in operating activities was $5,853 compared with $37,956 of cash used by operating activities in the same period of 2005. Cash required to service the Company’s substantial indebtedness places significant demands on the Company’s liquidity.

In order to improve its 2006 cash flow from operations as well as its overall liquidity, the Company has taken specific actions to improve its margins and overall cost structure. These actions include certain customer price increases, supplier price concessions, price reductions on freight, plant rationalizations and headcount reductions. Further, the Company plans to complete the integration of the acquisition of Unit Parts Company (“UPC”) in 2006.

The Company’s $145,000, 8 5/8% Senior Notes are due December 15, 2007. In anticipation of the due date and in consideration of the Company’s substantial indebtedness, the Company is exploring various strategic alternatives, including, but not limited to, refinancing some or all of its debt. In addition, the Board of Directors has authorized management to explore restructuring alternatives including the engagement of investment bankers to advise the Company and analyze the disposition of certain non-core businesses.

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

Book overdrafts of approximately $2,700 and $5,600 at June 30, 2006 and December 31, 2005, respectively, are reflected in accounts payable.

As of June 30, 2006 and December 31, 2005, approximately $1,900 and $1,800, respectively, of cash at Remy Korea Limited, a wholly owned non guarantor subsidiary, is being held in escrow until the bi-lateral advanced pricing agreement between Remy Korea Limited and Remy International, Inc. is resolved. The Company expects the United States and Korean authorities to finalize this transfer pricing matter in 2006. The restricted cash discussed above is included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

Inventories

The components of inventory were as follows at:

	June 30, 2006	December 31, 2005
Raw material	$127,310	$127,677
Work-in-process	10,412	9,474
Finished goods	128,081	124,670

Total	$265,803	$261,821

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

	June 30, 2006	December 31, 2005
Balance at beginning of year	$21,189	$17,633
Provision for warranty	28,982	54,308
Payments and charges against the accrual	(27,515)	(55,285)
Other (including acquisitions)	—	4,533

Balance at end of period	$22,656	$21,189

4. New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

5. Acquisitions

For the six months ended June 30, 2006, the Company made cash payments totaling $2,101 relative to the acquisition of Delphi Corporation’s (“Delphi”) light vehicle alternator business.

On March 18, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of Unit Parts Company (“UPC”). The acquisition accounting has been finalized and no purchase price allocation adjustments were necessary in 2006, although certain prior year guarantor and non-guarantor amounts have been reclassified to conform to the current year’s presentation.

UPC’s results of operations are included in the Company’s condensed consolidated statement of operations beginning March 18, 2005. The Company recorded approximately $5,000 in incremental revenue and approximately $300 in incremental operating income during the quarter ended March 31, 2005. For further information on the acquisition of UPC, please see the Company’s 2005 Form 10-K.

6. Discontinued Operations

Over the past three years the Company has disposed of various non-core businesses. For more information on discontinued operations, please see the Company’s 2005 Form 10-K. Selected financial information for discontinued operations for the three month and six month period ended June 30 is as follows:

	Three Months		Six Months
	2006	2005	2006	2005
Net sales	$—	$348	$—	$973
Interest expense	—	2	—	5
Income (loss) before tax	55	(93)	(15)	(294)
Income tax expense	—	—	—	—

Net income (loss)	$55	$(93)	$(15)	$(294)

7. Restructuring Charges

The Company’s restructuring activities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) and the Emerging Issues Task Force (“EITF”) Issue 95-03, Recognition of Liabilities in Connection with a Purchase Business Combination (“ETIF 95-03”).

Continuing Operations

In the second quarter of 2006, the Company completed plans for the closure of certain electrical aftermarket remanufacturing and distribution facilities in Michigan and a reduction in workforce totaling approximately 64 employees. The charge consisted of approximately $1,000 for employee termination benefits and approximately $1,800 of exit costs associated with the facilities.

Additionally, a total charge of $1,090 was recorded in the first six months of 2006 for employee termination benefits mainly relating to the following actions undertaken in 2005:

•	A reduction in force, including early retirements and involuntary terminations, at its headquarters operations in Anderson, Indiana.

•	Closure of certain manufacturing facilities in Europe.

•	Closure of two distribution centers in its core service operations.

Net charges and payments

Cash payments totaling $9,436 were made in the six months ended June 30, 2006, for actions taken in 2006 and prior years. The cash payments consisted of $5,565 for the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”) settlement reached in January 2006 and $3,871 cash payments for all other restructuring actions. For more information on the UAW settlement, please see note 12.

The following table summarized the activity in the restructuring accrual of continuing operations in the first six months of 2006:

	Termination Benefits	Exit/ Impairment Costs	Total
Reserve at December 31, 2005	$11,618	$1,532	$13,150
Provision	2,090	1,804	3,894
Payments	(8,887)	(549)	(9,436)
Other	—	(591)	(591)

Reserve at June 30, 2006	$4,821	$2,196	$7,017

8. Other Liabilities and Accrued Expenses

The other liabilities and accrued expenses consist of the following:

	June 30, 2006	December 31, 2005
Customer obligation	$19,872	$13,814
Accrued warranty	22,657	21,189
Accrued core liability	22,654	17,322
Accrued wages and benefits	22,085	17,189
Other	48,853	45,310

Total other liabilities and accrued expenses	$136,121	$114,824

9. Employee Benefit Plans

The Company has a defined benefit pension plan covering the majority of its U.S. salaried and hourly employees. In addition, Remy Automotive UK Ltd., a non-guarantor subsidiary of the Company has a defined benefit pension plan. This plan covers only employees who were part of Lucas prior to the Company’s acquisition of Lucas in 1998. For further information on pensions and post-retirement benefits, please see the Company’s 2005 Form 10-K.

In the second quarter of 2006, the Company notified the U.S. salaried employees and the U.S. Internal Revenue Service (“IRS”) that the Company had adopted an amendment to its U.S. Salaried Pension Plan (“Salaried Plan”) which froze the future accrual of benefits under the Salaried Plan for all eligible Salaried Plan participants as of June 30, 2006 and provides that no new participants will be added to the Salaried Plan after June 30, 2006. The freeze to the Salaried Plan resulted in the recognition of a prior service benefit of $28 and a curtailment gain of $5,997 applied to the unrecognized actuarial loss.

The components of expense for the three-month and six-month periods ended June 30, 2006 and 2005 for the plans are as follows:

Pension Benefits

	Three Months		Six Months
Components of expense	2006	2005	2006	2005
Service costs	$773	$499	$1,260	$998
Interest costs	690	631	1,362	1,262
Expected return on plan assets	(529)	(482)	(1,059)	(965)
Amortization of prior service cost	56	56	112	112
Recognized net actuarial loss	104	101	205	203
Curtailments	(28)	—	(28)	—

Net periodic pension cost	$1,066	$805	$1,852	$1,610

Post-Retirement Health Care and Life Insurance Plans

	Three Months		Six Months
Components of expense	2006	2005	2006	2005
Service costs	$93	$90	$186	$179
Interest costs	288	268	563	537
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	35	17	64	33
Curtailments	—	—	—	—

Net periodic pension cost	$416	$375	$813	$749

Cash Flows

The Company contributed $839 in the first six months of 2006 to its pension plans. In June, the Company filed an application with the IRS requesting a funding waiver for the balance of the 2006 U.S. pension plans contributions. The IRS responded that they would defer rendering a decision on the funding waiver request until after receipt of the Company’s year-end 2006 financial information. The impact on the funding waiver request on 2006 cash flow is a deferral of the second quarter 2006 payments of approximately $997 and the second half 2006 payments of approximately $1,994. The Company plans to contribute approximately $372 in the third quarter 2006.

The post-retirement health care plan is funded as benefits are paid.

10. Income Taxes

Income tax expense of $3,321 for the first six months ending June 30, 2006, consisted of a $1,093 provision for U.S. federal and state deferred income taxes, domestic current state and local taxes of $409 and taxes in various foreign jurisdictions of $1,819. Income tax expense of $1,571 for the first six months ending June 30, 2005, consisted of a provision for domestic state and local taxes of $366, and taxes in various foreign jurisdictions of $1,205. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company established a valuation allowance for the majority of its domestic U.S. deferred tax assets in 2003. In 2005, the Company recorded a deferred tax valuation allowance for the remaining unreserved domestic income tax assets. Accordingly, the Company has recorded a valuation allowance related to the domestic net operating loss generated in the six months ended June 30, 2006.

11. Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency derivative instruments that qualify as hedges and minimum pension liability adjustments. The before tax income (loss), related income tax effect and accumulated balance for the first and second quarters of 2006 are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Currency Instruments	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2005	$(2,720)	$837	$(8,647)	$(10,530)
Before tax income	2,648	2,018	—	4,666
Income tax effect	—	(607)	—	(607)

Other comprehensive income	2,648	1,411	—	4,059

Balances at March 31, 2006	(72)	2,248	(8,647)	(6,471)
Before tax income (loss)	3,100	(476)	—	2,624
Income tax effect	—	141	—	141

Other comprehensive income (loss)	3,100	(335)	—	2,765

Balances at June 30, 2006	$3,028	$1,913	$(8,647)	$(3,706)

The Company’s total comprehensive loss was as follows:

	Three Months		Six Months
	2006	2005	2006	2005
Total comprehensive loss	$(7,531)	$(24,025)	$(11,571)	$(31,127)

12. Other Commitments and Contingencies

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

HCS Pay Litigation

On January 16, 2006, the Company initiated litigation in the Circuit Court of Oakland County, Michigan against Hennessey Capital, LLC; HCSPay, LLC; and SurGen, LLC (the preceding three entities collectively are referred to as Hennessey) and against Surge Capital; Lancelot Investors Fund

LP; Lancelot Investment Management, LLC; AGM II, LLC; and John Maselli (the preceding five entities collectively are referred to as Surge). This litigation seeks the return of approximately $6,083 that the Company believes is owed to it under a factoring agreement that it entered into with Hennessey plus punitive damages and costs. The Company alleges claims against Hennessey for breach of contract and breach of fiduciary duty. The Company alleges claims against Surge for conversion, unjust enrichment, declaratory judgment, and constructive trust and seeks the return of the Company’s funds plus punitive damages and costs. In response to the Company’s Complaint, the Surge entities moved for summary disposition, asserting that they were within their rights to sweep the account pursuant to their control agreement with HCSPay. On June 14, 2006, the Court denied the Surge entities’ motion. Surge has not yet filed an answer. On June 13, 2006, certain of the Hennessey entities filed cross-claims under tort and contract theories against Surge. Hennessey also asserts that only HCSPay — the entity that signed the factoring agreement — can be liable to the Company. The parties are proceeding with discovery. This matter is ongoing and the Company is pursuing its claims vigorously. At June 30, 2006, the Company had a receivable recorded of $6,083 related to this matter.

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

Prison Labor Matter

In January 2004, a class action on behalf of all prisoners who worked in a South Carolina Department of Corrections (“SCDC”) Services Training Program at Lieber Correctional Institute was brought against the SCDC and the Company’s former subsidiary Williams Technologies, Inc. (“Williams”), which was sold to Caterpillar, Inc., in September 2004. The Plaintiffs claim that (a) they should have been paid industry prevailing wages under a South Carolina prison industries authorization statute, (b) the SCDC and Williams violated the Payment of Wages Act and (c) the SCDC and Williams committed a tort under the South Carolina Tort Claims Act. Under the terms of the sale, the

Company retained liability and responsibility for this claim. The Circuit Court for Dorchester County granted summary judgment to the Company on April 21, 2005, and decertified the Plaintiff class. On January 24, 2006, the Plaintiff filed an appellate brief and Williams responded to this brief in March 2006. The Company continues to deny the material allegations of the complaint and any wrongdoing, and intends to defend itself vigorously.

Import/Export Matters

The Company continues to evaluate its global operations to take advantage of economic conditions and related cost structures. The Company is subject to various duties and import/export taxes. The Company actively reviews its import/export processes in North America, Europe and Asia to verify the appropriate import duty classification, value and duty rate, including import value added tax. As part of this review process, the Company has identified a potential exposure related to customs duties in the United States. The resolution of this matter is pending, although the Company paid $1,000 in 2005 and as of June 30, 2006, has accrued approximately $7,700 related to this matter.

Franklin Power Products Facility

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance (the “Order”) from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. installed wastewater treatment equipment and is in compliance with the terms of the Order and has eliminated the discharge. In July 2004, the Company and Franklin Power Products, Inc. entered into an agreement with the U.S. Department of Justice on behalf of the EPA, which tolled the statute of limitations on the EPA’s potential claim for penalties. Since that time, the Company has been cooperating with the EPA by providing additional information and has entered into settlement negotiations with the EPA and the Department of Justice. On April 12, 2006, the EPA and the Company reached a settlement for $851 and entered into a consent decree to resolve this matter. The accompanying condensed consolidated financial statements reflect a liability of $851 related to this issue. In July 2006, the company paid the $851.

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

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at June 30, 2006, and December 31, 2005, and for the three and six-month periods ended June 30, 2006 and 2005. Certain prior year guarantor and non-guarantor amounts have been reclassified to conform to the current year’s presentation, the effects of which were considered immaterial.

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

• Remy Electrical Hubei Company Limited

• QAPI, S.A. deC.V.

• Unit Parts Coahuilla, S.A. de C.V

• Remy Korea, Ltd.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

(Unaudited)

IN THOUSANDS, At June 30, 2006	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Assets:
Current assets:
Cash and cash equivalents	$131	$—	$18,451	$—		$18,582
Trade accounts receivable, net	—	158,705	57,265	—		215,970
Other receivables	37	10,151	13,887	—		24,075
Inventories	—	195,648	70,994	(839	) (c)	265,803
Deferred income taxes	—	—	1,748	—		1,748
Assets of discontinued operations	—	—	11	—		11
Other current assets	622	774	6,777	—		8,173

Total current assets	790	365,278	169,133	(839)		534,362

Property, plant and equipment	25,956	165,295	184,323	—		375,574
Less accumulated depreciation	22,282	98,739	79,667	—		200,688

Property, plant and equipment, net	3,674	66,556	104,656	—		174,886
Deferred financing costs, net	11,859	—	—	—		11,859
Goodwill, net	—	144,506	12,144	—		156,650
Investments in unconsolidated subsidiaries	541,614	—	—	(535,562	)(a)	6,052
Other assets	1,320	27,779	8,728	—		37,827

Total assets	$559,257	$604,119	$294,661	$(536,401)		$921,636

Liabilities and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$1,171	$146,771	$72,756	$—		$220,698
Intercompany accounts	99,737	(93,413)	(6,235)	(89	)(c)	—
Accrued interest	8,952	—	141	—		9,093
Accrued restructuring	758	4,397	235	—		5,390
Liabilities of discontinued operations	—	4	248	—		252
Other liabilities and accrued expenses	11,487	98,359	26,275	—		136,121
Current maturities of long-term debt	221	1,583	25,879	—		27,683

Total current liabilities	122,326	157,701	119,299	(89)		399,237

Long-term debt, net of current portion	716,149	11,563	7,335	—		735,047
Post-retirement benefits other than pensions	16,156	—	—	—		16,156
Accrued pension benefits	12,692	—	2,033	—		14,725
Accrued restructuring	—	1,627	—	—		1,627
Deferred income taxes	9,583	—	1,625	—		11,208
Other non-current liabilities	1,607	43,515	1,175	—		46,297
Minority interest	—	4,961	8,260	—		13,221
Stockholders’ (deficit) equity:
Common stock:
Class B Shares	3	—	—	—		3
Paid-in capital	334,336	—	—	—		334,336
Retained (deficit) earnings	(646,515)	70,182	6,158	(76,340	)(b)	(646,515)
Subsidiary investment	—	314,570	145,402	(459,972	)(a)	—
Accumulated other comprehensive (loss) income	(7,080)	—	3,374	—		(3,706)

Total stockholders’ (deficit) equity	(319,256)	384,752	154,934	(536,312)		(315,882)

Total liabilities and stockholders’ (deficit) equity	$559,257	$604,119	$294,661	$(536,401)		$921,636

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

(Unaudited)

IN THOUSANDS, At December 31, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
ASSETS:
Current assets:
Cash and cash equivalents	$302	$342	$19,378	$—		$20,022
Trade accounts receivable, net	—	137,756	47,062	—		184,818
Other receivables	37	1,475	12,025	—		13,537
Inventories	—	191,775	70,892	(846	)(c)	261,821
Deferred income taxes	—	—	1,155	—		1,155
Assets of discontinued operations	—	—	16	—		16
Other current assets	1,443	1,608	2,733	—		5,784

Total current assets	1,782	332,956	153,261	(846)		487,153

Property, plant and equipment	26,670	164,271	173,900	—		364,841
Less accumulated depreciation	21,754	98,369	70,187	—		190,310

Property, plant and equipment, net	4,916	65,902	103,713	—		174,531
Deferred financing costs, net	13,962	—	—	—		13,962
Goodwill, net	—	144,506	12,144	—		156,650
Investments in unconsolidated subsidiaries	505,748	—	—	(499,831	)(a)	5,917
Other assets	1,947	21,931	9,084	—		32,962

Total assets	$528,355	$565,295	$278,202	$(500,677)		$871,175

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
Current liabilities:
Accounts payable	$1,401	$127,866	$64,856	$—		$194,123
Intercompany accounts	75,343	(85,828)	10,581	(96	)(c)	—
Accrued interest	8,755	—	151	—		8,906
Accrued restructuring	1,793	10,398	478	—		12,669
Liabilities of discontinued operations	—	25	418	—		443
Other liabilities and accrued expenses	9,106	86,001	19,717	—		114,824
Current maturities of long-term debt	1,053	414	26,034	—		27,501

Total current liabilities	97,451	138,876	122,235	(96)		358,466

Long-term debt, net of current portion	694,171	11,001	9,009	—		714,181
Post-retirement benefits other than pensions	15,841	—	9	—		15,850
Accrued pension benefits	11,574	—	1,566	—		13,140
Accrued restructuring	—	481	—	—		481
Deferred income taxes	8,490	—	1,900	—		10,390
Other non-current liabilities	1,689	48,516	1,215	—		51,420
Minority interest	—	2,689	8,869	—		11,558

Stockholders’ (deficit) equity:
Common stock:
Class B Shares	3	—	—	—		3
Paid-in-capital	334,336	—	—	—		334,336
Retained (deficit) earnings	(628,120)	39,435	6,402	(45,837	)(b)	(628,120)
Subsidiary investment	—	324,774	129,970	(454,744	)(a)	—
Accumulated other comprehensive loss	(7,080)	(477)	(2,973)	—		(10,530)

Total stockholders’ (deficit) equity	(300,861)	363,732	133,399	(500,581)		(304,311)

Total liabilities and stockholders’ (deficit) equity	$528,355	$565,295	$278,202	$(500,677)		$871,175

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the three months ended June 30, 2006	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$332,554	$169,972	$(130,348	)(a)	$372,178
Cost of goods sold	—	289,915	162,790	(130,348	)(a)	322,357

Gross profit	—	42,639	7,182	—		49,821

Selling, general and administrative expenses	5,833	19,537	8,610	—		33,980
Restructuring charges	72	2,858	19	—		2,949

Operating (loss) income	(5,905)	20,244	(1,447)	—		12,892

Interest expense	19,332	1,140	404	—		20,876

Income (loss) from continuing operations before income taxes, minority interest, income from unconsolidated subsidiaries and equity in earnings of subsidiaries	(25,237)	19,104	(1,851)	—		(7,984)

Income tax expense	36	213	810	—		1,059
Minority interest	—	1,330	166	—		1,496
Income from unconsolidated subsidiaries	(80)	—	—	—		(80)
Equity in earnings of subsidiaries	(14,897)	—	—	14,897	(b)	—

Net (loss) income from continuing operations	(10,296)	17,561	(2,827)	(14,897)		(10,459)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	67	(12)	—		55
Gain on disposal of discontinued operations, net of tax	—	108	—	—		108

Net income (loss) from discontinued operations, net of tax	—	175	(12)	—		163

Net (loss) income attributable to common stockholders	$(10,296)	$17,736	$(2,839)	$(14,897)		$(10,296)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the three months ended June 30, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$285,736	$124,116	$(97,511	)(a)	$312,341
Cost of goods sold	—	258,538	120,804	(97,511	)(a)	281,831

Gross profit	—	27,198	3,312	—		30,510

Selling, general and administrative expenses	4,494	22,947	4,895	—		32,336
Restructuring charges	25	222	1,052	—		1,299

Operating (loss) income	(4,519)	4,029	(2,635)	—		(3,125)

Interest expense	15,590	1,467	438	—		17,495

Income (loss) from continuing operations before income taxes, minority interest, income from unconsolidated subsidiaries and equity in earnings of subsidiaries	(20,109)	2,562	(3,073)	—		(20,620)

Income tax (benefit) expense	(1,036)	51	1,206	—		221
Minority interest	—	862	163	—		1,025
Income from unconsolidated subsidiaries	(48)	—	—	—		(48)
Equity in earnings of subsidiaries	2,362	—	—	(2,362	)(b)	—

Net (loss) income from continuing operations	(21,387)	1,649	(4,442)	2,362		(21,818)

Discontinued operations:
Loss from discontinued operations, net of tax	—	(1)	(92)	—		(93)
Gain on disposal of discontinued operations, net of tax	—	108	416	—		524

Net income from discontinued operations, net of tax	—	107	324	—		431

Net (loss) income attributable to common stockholders	$(21,387)	$1,756	$(4,118)	$2,362		$(21,387)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the six months ended June 30, 2006	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$645,017	$328,815	$(250,065	)(a)	$723,767
Cost of goods sold	—	566,694	307,352	(250,065	)(a)	623,981

Gross profit	—	78,323	21,463	—		99,786

Selling, general and administrative expenses	10,603	39,488	17,241	—		67,332
Restructuring charges	414	3,409	71	—		3,894

Operating (loss) income	(11,017)	35,426	4,151	—		28,560

Interest expense	38,123	2,293	951	—		41,367

Income (loss) from continuing operations before income taxes, minority interest, income from unconsolidated subsidiaries and equity in earnings of subsidiaries	(49,140)	33,133	3,200	—		(12,807)
Income tax (benefit) expense	(107)	348	3,080	—		3,321
Minority interest	—	2,272	330	—		2,602
Income from unconsolidated subsidiaries	(135)	—	—	—		(135)
Equity in earnings of subsidiaries	(30,503)	—	—	30,503	(b)	—

Net (loss) income from continuing operations	(18,395)	30,513	(210)	(30,503)		(18,595)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	19	(34)	—		(15)
Gain on disposal of discontinued operations, net of tax	—	215	—	—		215

Net income (loss) from discontinued operations, net of tax	—	234	(34)	—		200

Net (loss) income attributable to common stockholders	$(18,395)	$30,747	$(244)	$(30,503)		$(18,395)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in earnings of subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the six months ended June 30, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$545,331	$249,861	$(201,283	)(a)	$593,909
Cost of goods sold	—	484,998	234,325	(201,283	)(a)	518,040

Gross profit	—	60,333	15,536	—		75,869

Selling, general and administrative expenses	9,718	42,437	11,438	—		63,593
Restructuring charges (credit)	53	(754)	1,201	—		500

Operating (loss) income	(9,771)	18,650	2,897	—		11,776

Interest expense	29,983	2,045	859	—		32,887

Income (loss) from continuing operations before income taxes, minority interest, income from unconsolidated subsidiaries and equity in earnings of subsidiaries	(39,754)	16,605	2,038	—		(21,111)
Income tax (benefit) expense	(775)	218	2,128	—		1,571
Minority interest	—	1,933	185	—		2,118
Income from unconsolidated subsidiaries	(131)	—	—	—		(131)
Equity in earnings of subsidiaries	(14,564)	—	—	14,564	(b)	—

Net (loss) income from continuing operations	(24,284)	14,454	(275)	(14,564)		(24,669)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	33	(327)	—		(294)
Gain on disposal of discontinued operations, net of tax	—	263	416	—		679

Net income from discontinued operations, net of tax	—	296	89	—		385

Net (loss) income attributable to common stockholders	$(24,284)	$14,750	$(186)	$(14,564)		$(24,284)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in earnings of subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(Unaudited)

IN THOUSANDS, For the six months ended June 30, 2006	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(18,395)	$30,747	$(244)	$(30,503	)(a)	$(18,395)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Discontinued operations	—	(234)	34	—		(200)
Depreciation and amortization	1,199	6,746	8,219	—		16,164
Non-cash interest expense	2,103	—	—	—		2,103
Minority interest and loss from unconsolidated subsidiaries, net	(135)	2,271	331	—		2,467
Equity in earnings of subsidiaries	(30,503)	—	—	30,503	(a)	—
Deferred income taxes	1,093	—	(844)	—		249
Accrued pension and post-retirement benefits, net	1,433	—	457	—		1,890
Restructuring charges	414	3,409	71	—		3,894
Cash payments for restructuring charges	(1,449)	(7,672)	(315)	—		(9,436)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	—	(20,949)	(10,203)	—		(31,152)
Inventories	—	(3,980)	(2)	—		(3,982)
Accounts payable	(230)	21,005	7,901	—		28,676
Intercompany accounts	24,394	(7,477)	(16,917)	—		—
Other current assets and liabilities	3,398	3,927	642	—		7,967
Other non-current assets and liabilities, net	(4,337)	(18,111)	16,350	—		(6,098)

Net cash (used in) provided by operating activities of continuing operations	(21,015)	9,682	5,480	—		(5,853)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(2,101)	—	—		(2,101)
Net proceeds on sale of businesses	—	215	—	—		215
Purchases of property, plant and equipment	(301)	(7,582)	(3,668)	—		(11,551)

Net cash used in investing activities of continuing operations	(301)	(9,468)	(3,668)	—		(13,437)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving line of credit and other	21,145	(525)	(1,830)	—		18,790
Distributions to minority interest	—	—	(986)	—		(986)

Net cash provided by (used in) financing activities of continuing operations	21,145	(525)	(2,816)	—		17,804

Effect of exchange rate changes on cash	—	—	239	—		239

Cash flows of discontinued operations	—	(31)	(162)	—		(193)

Net decrease in cash and cash equivalents	(171)	(342)	(927)	—		(1,440)
Cash and cash equivalents at beginning of year	302	342	19,378	—		20,022

Cash and cash equivalents at end of period	$131	$—	$18,451	$—		$18,582

(a)	Elimination of equity in earnings of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(Unaudited)

IN THOUSANDS, For the six months ended June 30, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(24,284)	$14,750	$(186)	$(14,564	) (a)	$(24,284)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Discontinued operations	—	(296)	(89)	—		(385)
Depreciation and amortization	1,114	7,004	6,401	—		14,519
Non-cash interest expense	1,710	800	—	—		2,510
Minority interest and loss from unconsolidated subsidiaries, net	(131)	1,933	185	—		1,987
Equity in earnings of subsidiaries	(14,564)	—	—	14,564	(a)	—
Deferred income taxes	—	(195)	(331)	—		(526)
Accrued pension and post-retirement benefits, net	(168)	—	569	—		401
Restructuring charges (credits)	53	(754)	1,201	—		500
Cash payments for restructuring charges	(53)	(1,326)	(239)	—		(1,618)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	—	(22,551)	413	—		(22,138)
Inventories	—	(3,467)	(1,232)	—		(4,699)
Accounts payable	3,274	2,367	(1,617)	—		4,024
Intercompany accounts	(12,651)	14,212	(1,561)	—		—
Other current assets and liabilities	(495)	(2,604)	6,293	—		3,194
Other non-current assets and liabilities, net	(7,695)	2,491	(6,237)	—		(11,441)

Net cash (used in) provided by operating activities of continuing operations	(53,890)	12,364	3,570	—		(37,956)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(56,994)	—	—	—		(56,994)
Net proceeds on sale of businesses	—	263	240	—		503
Purchases of property, plant and equipment	(1,736)	(12,014)	(6,014)	—		(19,764)

Net cash used in investing activities of continuing operations	(58,730)	(11,751)	(5,774)	—		(76,255)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving line of credit and other	72,206	(647)	2,938	—		74,497
Financing costs	(325)	—	—	—		(325)

Net cash provided by (used in) financing activities of continuing operations	71,881	(647)	2,938	—		74,172

Effect of exchange rate changes on cash	—	—	(678)	—		(678)

Cash flows of discontinued operations	—	(372)	192	—		(180)

Net (decrease) increase in cash and cash equivalents	(40,739)	(406)	248	—		(40,897)
Cash and cash equivalents at beginning of year	40,740	689	21,116	—		62,545

Cash and cash equivalents at end of period	$1	$283	$21,364	$—		$21,648

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Item 2. REMY INTERNATIONAL, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AMOUNTS IN MILLIONS, EXCEPT AS INDICATED

For the three and six month periods ended June 30, 2006 and 2005

Introduction

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with Remy International, Inc.’s (the “Company,” “we,” “us” or “our”) Annual Report on Form 10-K for the year ended December 31, 2005, including the financial statements and accompanying notes.

On March 18, 2005, we acquired substantially all of the assets and assumed certain liabilities of Unit Parts Company, which we refer to as UPC (see Note 5 to our financial statements in Item 1). The operating results of UPC for the period March 18 through June 30, 2005, are included in our condensed consolidated statements of operations and cash flows for the quarter ended June 30, 2005, and are reflected in the Electrical Aftermarket discussion of net sales and gross profit below. The operating results of UPC did not have a material effect on our results of operations and cash flows in the first quarter of 2005.

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

Our operating results for 2005 were significantly below 2004. While annual net sales increased to $1,229.0 million in 2005 from $1,051.2 million in 2004, gross margin percentage decreased to approximately 12% in 2005. This decrease in gross margin percentage, coupled with impairment and restructuring charges in 2005 led to an operating loss of $10.7 million and a net loss (from continuing operations) of $96.6 million for the year ended December 31, 2005. The decrease in gross margin percentage was driven by decreasing sales prices, commodity price increases, start up and launch costs in transferring certain manufacturing and remanufacturing production to Mexico and unfavorable foreign currency exchange fluctuations (primarily in the US dollar vs. the Korean Won). Our operating results for the six months ended June 30, 2006 improved as compared to the same period of 2005. Net sales increased to $723.8 million in the six months ended June 30, 2006, from $593.9 million in the same period of 2005. The gross margin percentage of 13.8% in the six months ended June 30, 2006 compares with 12.8% in the same period of 2005. Selling, general and administrative expenses decreased as a percentage of sales for the six months ended June 30, 2006, as compared with the same period of 2005.

For the full year of 2005, we used $46.9 million of cash for operating activities and $41.4 million of cash for capital expenditures. In December 2005, we obtained an additional $80.0 million term loan. For the six months ended June 30, 2006, cash used in operating activities was $5.9 million compared with $38.0 million of cash used in operating activities in the same period of 2005. Cash required to service our substantial indebtedness places significant demands on our liquidity.

In order to improve our 2006 cash flow from operations as well as our overall liquidity, we have taken specific actions to improve our margins and overall cost structure. These actions include certain customer price increases, supplier price concessions, headcount reductions and price reductions on freight. Further, we plan to complete the integration of the acquisition of UPC in 2006.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Product Categories	2006	2005	Increase/ (Decrease)	%Change
Automotive OEM	$108.4	$79.4	$29.0	$36.5%
Heavy duty OEM	53.5	50.2	3.3	6.6
Electrical aftermarket	141.9	130.6	11.3	8.7
Powertrain	50.5	36.9	13.6	36.9
Core services	17.9	15.2	2.7	17.8

Total Net Sales	$372.2	$312.3	$59.9	$19.2%

Net Sales

Net sales to Automotive Original Equipment Manufacturers, which we refer to as OEMs, increased primarily due to the continued ramp up of the alternator business. Heavy-duty OEM sales increased slightly due to volume and product mix. Net OEM sales quarter over quarter also increased due to the North American industry practice of passing on the costs of fluctuations from the contractual price of copper and aluminum to certain of our customers. Electrical aftermarket sales increased mainly due to unusually strong sales into the retail segment of the automotive aftermarket, primarily due to a stocking order from a customer, partially offset by the effect of softer market conditions. Powertrain sales increased due primarily to higher parts volume, while diesel engine volume also improved. Third party sales in the core services business increased primarily relating to product mix and general market conditions.

Gross Profit

Gross profit of $49.8 million in the second quarter of 2006 increased $19.3 million, or 63.3%, compared with the second quarter of 2005, and as a percentage of net sales was 13.4% in 2006 compared with 9.8% in 2005. OEM gross profit in 2005 was negatively impacted by significant start up and integration costs associated with initial sourcing of components from Korean suppliers to our Mexican operations. OEM gross profit increased $10.0 million due to the continued ramp up of the alternator business as well as plant and product rationalization, partially offset by price reductions, higher commodity and fuel costs and product mix. Electrical aftermarket gross profit increased $7.1 million, partially due to the favorable impact of the unusually strong sales referred to above. Additionally, Electrical aftermarket’s gross profit in second quarter of 2005 was negatively impacted by a $6.0 million charge related to the probable underpayment of U.S. Import Duty for prior years. In the second quarter of 2005, we began incurring start up and integration costs associated with the relocation of certain UPC assembly operations. Powertrain gross profit increased $2.5 million as a result of higher sales of diesel engines and parts. Gross profit on core services decreased $0.3 million due to higher material prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which we refer to as SG&A, of $34.0 million in the second quarter of 2006 increased $1.6 million, or 5.1%, from $32.3 million in the second quarter of 2005. As a percentage of net sales, SG&A expenses were 9.1% in the second quarter of 2006 compared with 10.4% in the second quarter of 2005. The increase in SG&A expenses primarily reflects the effect of gains associated with currency hedges that were recorded in 2005. Additionally, the second quarter 2006 SG&A expenses reflect corporate costs relating to new management, partially offset by costs savings associated with restructuring activities undertaken last year.

Restructuring Charge

A restructuring charge of $2.9 million in the second quarter of 2006 consisted of $1.8 million of exit costs and $1.0 million for employee termination costs relative to the consolidation of certain electrical aftermarket operations in Michigan and $0.1 million related to the actions previously announced.

A restructuring charge of $1.3 million in the second quarter of 2005 consisted of: (i) the 2003 closure of our starter and alternator manufacturing operations in Anderson, Indiana; (ii) the closure and consolidation of our electrical aftermarket remanufacturing and distribution facilities in Reed City, Michigan; (iii) the consolidation of certain operations in Europe; and (iv) a reduction in force subsequent to the ramp up of the insourcing activities mentioned above and continued implementation of lean manufacturing initiatives at our OE operations in Mexico. This charge consisted of employee termination benefits totaling $1.1 million and other costs of $0.2 million.

Operating Income (loss)

Operating income of $12.9 million in the second quarter of 2006 compares with an operating loss of $3.1 million in the second quarter of 2005 and reflects the net sales, gross profit, SG&A expense and restructuring charge factors discussed above.

Interest Expense

Interest expense of $20.9 million in the second quarter of 2006 increased $3.4 million from $17.5 million in the second quarter of 2005. The increase is primarily related to additional borrowings under our senior credit facility, the impact of interest rate increases on our $125.0 million Second Priority Senior Secured Floating Rate Notes and the increased amortization of deferred financing costs.

Income Taxes

Income tax expense of $1.1 million in the second quarter of 2006 consisted of a $0.6 million provision for U.S. federal and state deferred income taxes, domestic current state and local taxes of $0.1 million and taxes in various foreign jurisdictions of $0.4 million. Income tax expense of $0.2 million in the second quarter of 2005 consisted primarily of provisions for domestic state and local taxes.

Minority Interest

Minority interest in income of subsidiaries of $1.5 million in the second quarter of 2006 consisted of minority shareholder’s interest in the earnings of our joint venture with International Truck and Engine Corporation and earnings of Hubei Delphi Automotive Generators Company, Ltd., which we refer to as Hubei. The minority interest in income of these same subsidiaries for the comparable period of 2005 is $1.0 million.

Income from Unconsolidated Subsidiaries

The income from unconsolidated subsidiaries of approximately $0.1 million in both the second quarter of 2006 and second quarter of 2005 consisted of our share of income recorded by Shaney Paris Rhone Ltd., which we refer to as SPR.

Discontinued Operations

The income from discontinued operations of $0.1 million in the second quarter of 2006 relates to our remanufactured transmission businesses. The operating loss of $0.1 million in the second quarter of 2005 consisted of losses recorded by our remanufactured transmission and retail gas engine businesses.

The gain on the sale of businesses of $0.1 million in the second quarter of 2006 is relative to the sale of Tractech, Inc. and Kraftube, Inc. in 2003. In the second quarter of 2005, we completed the sale of our automatic transmission remanufacturing business, AutoMatic Transmission International A/S, which we refer to as AMT. We recorded a gain of $0.4 million in the second quarter of 2005 as a reduction of the $2.2 million loss recorded in 2004. Additionally in the second quarter of 2005, a $0.1 million gain was recorded relative to the sale of Tractech, Inc. and Kraftube, Inc. in 2003.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Sales

Product Categories	2006	2005	Increase/ (Decrease)	%Change
Automotive OEM	$207.1	$152.1	$55.0	36.2%
Heavy duty OEM	106.6	101.2	5.4	5.3
Electrical aftermarket	278.0	238.2	39.8	16.7
Powertrain	98.9	71.6	27.3	38.1
Core services	33.2	30.8	2.4	7.8

Total Net Sales	$723.8	$593.9	$129.9	21.9%

Automotive OEM net sales increased due primarily to the ramp up of the alternator business and the impact of new business awards received in 2004. Heavy-duty OEM sales increased slightly due to volume and mix. Net OEM sales year over year also increased due to the North American industry practice of passing on the costs of fluctuations from the contractual price of copper and aluminum to certain of our customers. Electrical aftermarket sales increased as a result of the acquisition of UPC on March 18, 2005 and unusually strong sales into the retail segment of the automotive aftermarket, primarily due to a stocking order from a customer, partially offset by the effect of softer market conditions. Powertrain sales increased due to higher diesel engine and parts sales, slightly offset by lower locomotive product volume. Third party sales in the core services business increased due to product mix and general market conditions.

Gross Profit

Gross profit of $99.8 million in the first six months of 2006 increased $23.9 million, or 31.5%, compared with the first six months of 2005, and as a percentage of net sales was 13.8% in 2006 compared with 12.8% in 2005. OEM gross profit increased $6.3 million due to the ramp up of the alternator business and the impact of new business awards, offset by higher commodity and fuel costs. The 2005 OEM gross profit was also negatively impacted by significant startup and integration costs associated with initial sourcing of components from Korean suppliers to our Mexican operations during the second quarter of 2005. Electrical aftermarket gross profit increased $13.7 million, partially due to the acquisition of UPC on March 18, 2005 and the favorable impact of the unusually strong sales referred to above. Additionally, 2005 Electrical aftermarket gross profit was negatively impacted by a charge of $6.0 million recorded in the second quarter of 2005 relative to a probable underpayment of U.S. import duties on remanufactured starters and alternators imported into the U.S. in the years 2000 to 2004. We also incurred the start up and integration costs associated with the relocation of certain UPC assembly operations. Powertrain gross profit increased $4.5 million resulting from increased diesel engine and parts volume, offset by the impact of lower locomotive product volumes. Gross profit on core services decreased $0.6 million due to unfavorable product mix and higher material costs.

Selling, General and Administrative Expenses

SG&A expenses of $67.3 million in the first six months of 2006 increased $3.7 million, or 5.9%, from $63.6 million in the first six months of 2005. As a percentage of net sales, SG&A expenses were 9.3% in the first half of 2006 compared with 10.7% in the first half of 2005. The increase in SG&A expenses primarily reflects the effect of gains associated with currency hedges that were recorded in 2005. Additionally, the year over year increase in SG&A expenses reflects the addition of UPC in March 2005 and corporate costs relating to new management, partially offset by costs savings associated with restructuring activities undertaken in 2005.

Restructuring Charges

A restructuring charge of $3.9 million in the first six months of 2006 consisted of $1.8 million of exit costs and $1.0 million for employee termination costs relative to the consolidation of certain electrical aftermarket operations in Michigan and other charges relative to actions undertaken in prior years for the closure of two distribution centers, the consolidation of certain electrical aftermarket operations, the reduction in force at our headquarters and the consolidation of operations in Europe.

In the first six months of 2005, we recorded a net restructuring charge of $0.5 million relative to: (i) the 2003 closure of our starter and alternator manufacturing operations in Anderson, Indiana; (ii) the closure and consolidation of our electrical aftermarket remanufacturing and distribution facilities in Reed City, Michigan; (iii) the consolidation of certain operations in Europe; (iv) a reduction in force subsequent to the ramp up of the insourcing activities mentioned above and continued implementation of lean manufacturing initiatives at our OE operations in Mexico; and (v) the consolidation of our alternator and starter remanufacturing operations in Mississippi. This net charge consisted of employee termination benefits totaling $1.3 million, other costs of $0.3 million, a $1.1 million credit for the reversal of accrued maintenance expenses reflecting our utilization of a previously idled Anderson, Indiana facility and the renegotiation of other maintenance agreements.

Operating Income

Operating income of $28.6 million and $11.8 million in the first six months of 2006 and 2005, respectively, reflects the net sales, gross profit, SG&A expense and restructuring charge factors discussed above.

Interest Expense

Interest expense of $41.4 million in the first six months of 2006 increased $8.5 million from $32.9 million in the comparable period of 2005. The increase is primarily related to additional borrowings under our senior credit facility, the impact of interest rate increases on our $125.0 million Second Priority Senior Secured Floating Rate Notes, the imputed interest on our customer obligations and the increased amortization of deferred financing costs.

Income Taxes

Income tax expense of $3.3 million in the first six months of 2006 consisted of $1.1 million provision for U.S. federal and state deferred income taxes, domestic current state and local taxes of $0.4 million and taxes in various foreign jurisdictions of $1.8 million. Income tax expense of $1.6 million in the first six months of 2005 consisted of provisions for domestic state and local taxes of $0.4 million and taxes in various foreign jurisdictions totaling $1.2 million. In 2003, we established a valuation allowance for substantially all domestic U.S. deferred tax assets. In 2005, we recorded a valuation allowance for the remaining domestic deferred tax assets. Accordingly, we recorded a valuation allowance related to the domestic net operating loss generated in the six months ended June 30, 2006.

Minority Interest

Minority interest in income of subsidiaries of $2.6 million in the first six months of 2006 consisted of minority shareholders’ interests in the earnings of our joint venture with International Truck and Engine Corporation and earnings of Hubei. The minority interest in income of these same subsidiaries for the comparable period of second quarter of 2005 was $2.1 million.

Income from Unconsolidated Subsidiaries

The income from unconsolidated subsidiaries of $0.1 million in both the first six months of 2006 and the first six months of 2005 consisted of our share of income recorded by SPR.

Discontinued Operations

The negligible loss from discontinued operations in the first six months of 2006 consisted of a loss of $0.1 million recorded by our retail gas engine businesses which was offset by $0.1 million of income in our remanufactured transmission businesses. In the first six months of 2005 a loss of $0.3 million was related to $0.5 million of losses related to our remanufactured transmission businesses offset by income of $0.2 million related to our retail gas engine businesses.

We recorded a gain on sale of businesses of $0.2 million in 2006 relative to the sale of Tractech, Inc. and Kraftube, Inc. in 2003. In the second quarter of 2005, we completed the sale of our automatic transmission remanufacturing business, AutoMatic Transmission International A/S, which we refer to as AMT. We recorded a gain of $0.4 million in the second quarter of 2005 which reduced the $2.2 million loss recorded in 2004. Additionally we recorded a gain of $0.3 million in 2005 relative to the sale of Tractech, Inc. and Kraftube, Inc. in 2003.

Liquidity and Capital Resources

Our short-term liquidity needs include required debt service (including capital lease payments), day-to-day operating expenses, working capital requirements, the payment of customer obligations and the funding of capital expenditures and restructuring actions. Long-term liquidity requirements consist primarily of principal payments of long-term debt and may be affected by payments for contingent earn out arrangements relative to the acquisition of UPC. These contingent earn out payments are based on incremental financial performance objectives above the current performance of the combined electrical aftermarket business and are to be paid over a four-year period. The first measurement year of the earn out did not result in the recording of any liability and the amount of future contingent consideration, if any, is not currently determinable. Our contractual obligations are provided in the table under the section “Contractual Obligations, Contingent Liabilities and Commitments” appearing below. Our principal payments on long-term capital lease obligations are presented in Note 11 to our consolidated financial statements under Item 8 of our 2005 Form 10-K.

Our principal sources of cash to fund our short-term liquidity needs consist of cash generated by operations and borrowings under our senior credit facility. The senior credit facility is collateralized by liens on substantially all of our assets and substantially all of the assets of our domestic and certain of our foreign subsidiaries and by the capital stock of such subsidiaries. At June 30, 2006, the borrowings under the revolving credit facility were comprised of $50.0 million at a LIBOR rate of 7.17%, $3.0 million at a prime rate of 8.0% and letters of credit totaled $7.0 million. Based on the collateral supporting the senior credit facility at June 30, 2006, $84.9 million was available, net of letters of credit. At June 30, 2006, borrowings outstanding under the term loan of the Senior Credit Facility were $80.0 million, reflected on the condensed consolidated balance sheet net of the unamortized portion of the original issue discount of $2.0 million. The interest rate on borrowings outstanding under the term loan portion of the credit facility at June 30, 2006 was approximately 11.41%.

We participate in programs that accelerate the collection of accounts receivable. Under these programs, we sell the accounts of certain aftermarket customers to banks, on a non-recourse basis, at a discount. At June 30, 2006 and December 31, 2005, the increase in receivables in the U.S. that would occur if these programs were discontinued would be approximately $50.0 million and $47.0 million, respectively. Additionally, at June 30, 2006 and December 31, 2005, we had approximately $12.0 million and $11.0 million, respectively, factored in Europe. In December 2005, a non recourse factoring program specific to one of our customers was terminated.

We believe that cash generated from operations, together with the amounts available under the senior credit facilities and other borrowings, will be adequate to meet our debt service, capital expenditure, restructuring and working capital requirements for 2006.

Cash used by operating activities of continuing operations of $5.9 million in the first six months of 2006 reflected a $1.5 million increase in net working capital (consisting of accounts receivable, inventory, accounts payable and other current assets and liabilities) from year end 2005. Accounts receivable increased $31.2 million and accounts payable increased $28.7 million in the first half of 2006 due primarily to support higher sales. Inventories increased only $4.0 million in the first six months of 2006 in spite of higher volume due primarily to our focus on supply chain management. The net increase in other current assets and liabilities of $8.0 million primarily reflects the increase in customer obligations of $6.1 million. Cash restructuring payments of $9.4 million in the first six months of 2006 consisted primarily of $5.6 million for the settlement of the UAW matter and other employee termination payments. Depreciation and amortization and non-cash interest expense was $18.3 million. All other items totaled $2.1 million.

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

Cash used in investing activities of continuing operations of $13.4 million in the first six months of 2006 compares with cash used of $76.3 million in the first six months of 2005. Acquisition payments in the first six months of 2006 consisted of payments for the purchase of machinery and equipment relating to the acquisition of Delphi Corporation’s light vehicle alternator business. Acquisition payments in the first six months of 2005 consisted entirely of payments and costs associated with the acquisition of UPC. Cash proceeds on the sale of Tractech and Kraftube of $0.2 million and $0.3 million were recorded in the second quarter of 2006 and 2005, respectively. Additionally in the second quarter of 2005 we recorded a cash receipt of $0.2 million on the sale of AMT. Capital expenditures in both 2006 and 2005 were primarily for production, engineering and distribution equipment and include investments associated with the launch of new products.

Cash provided by financing activities of continuing operations of $17.8 million and $74.2 million in the second quarter of 2006 and 2005, respectively, consisted primarily of borrowings under our senior credit facility.

Contingencies

We are a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. For a description of certain of our legal proceedings, see Note 12 to the Condensed Consolidated Financial Statements in Item 1 of Part I.

Contractual Obligations and Contingent Liabilities and Commitments

Our contractual obligations as of June 30, 2006 are provided in the following table (dollars in millions):

	Payments Due by Period
Contractual Obligations	Total	Balance of 2006		2007 - 2009		2010 - 2011	After 2011
Long-Term Debt (1)	$754	$6	(2)	$594	(2)	$2	$152
Capital Lease Obligations	9	—		2		2	5
Customer Obligations(3)	61	12		30		13	6
Pension Funding(4)	—	—		—		—	—
Other Post Retirement Benefits Funding	11	1		3		2	5
Operating Leases	44	5		22		8	9
Employee Termination Benefits	7	5		2		—	—
Other	5	2		3		—	—

Total Contractual Cash Obligations	$891	$31		$656		$27	$177

(1)	These amounts include indebtedness outstanding under our senior notes, senior subordinated notes, senior secured floating rate notes and other debt.
(2)	Includes $3 million for the balance of 2006 and $19 million for 2007 related to foreign revolving credit agreements which normally will be renewed in 2006 and 2007 with maturity dates of one year or less.
(3)	Customer obligations consist of $20 million of current liabilities and $41million of non current liabilities.
(4)	Amounts beyond 2006 are not currently estimable. In the second quarter of 2006, we filed for a pension funding waiver for our 2006 contributions. For further information see Note 9 to our consolidated financial statements under Item 1 of this Form 10-Q.

In addition to the contractual obligations disclosed above, we have a variety of other contractual agreements related to the procurement of materials and other commitments. With respect to these agreements, we are not subject to any contracts that commit us to significant non-cancelable commitments. With respect to agreements related to the procurement of inventory used in our manufacturing and remanufacturing processes, we had approximately $70 million to $90 million of open purchase orders at June 30, 2006.

Seasonality

Our business is seasonal, as our major OEM customers historically have one to two week shutdowns of operations during July and December. Our sales results in the third and fourth quarters reflect the effects of these shutdowns. Our working capital requirements also are affected by seasonality, as we build inventory for the summer sales months in the aftermarket. Typically our working capital requirements are highest from April through August.

Foreign Operations

Approximately 21% of our net sales in the six months ending June 30, 2006 were derived from net sales made in foreign countries. We also have manufacturing and other operations located in certain foreign countries. Because of these foreign sales and operations, our business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, transportation and delivery risks, compliance with foreign laws and other economic and political uncertainties.

Forward-Looking Statements

From time to time, we make oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, which we refer to as the Act, or by the Securities and Exchange Commission, which we refer to as the SEC, in its rules, regulations and releases. We desire to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to our future performance contained in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2005, and in other filings with the SEC. Any statements set forth in writing or orally by us, other than statements of current or historical fact, may constitute forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will” and similar expressions. We caution readers that forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results and performance to differ materially from any future results or performance expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

•	uncertainty of future financial results;

•	acquisitions;

•	additional financing requirements;

•	development of new products and services;

•	the effect of competitive products or pricing;

•	costs and difficulties related to integrations of acquired businesses;

•	pending and future legal proceedings, including environmental regulatory matters;

•	reliance upon or loss of a major customer;

•	international operating and supply risks;

•	weather conditions, including their impact on demand for our aftermarket products;

•	foreign exchange rate changes;

•	transportation and related fuel costs;

•	effectiveness of restructuring and cost saving initiatives;

•	labor relations;

•	the ability to obtain and maintain adequate prices for our products;

•	our substantial indebtedness and limitations under debt agreements;

•	costs for pension and post retirement benefit plans;

•	the effect of economic conditions and other uncertainties, including the current conditions in the Light-Duty OEM Market and Electrical Aftermarket;

•	customs duties claims;

•	costs and risks relative to enterprise resource planning implementations;

•	costs related to re-sourcing and outsourcing products;

•	bankruptcy filings, financial uncertainties and labor disruptions affecting suppliers and customers;

•	the incremental liquidity provided by the term loan, subject to borrowing base and other limitations on our ability to borrow under our revolving credit facilities or otherwise;

•	dispositions;

•	the effect of commodity, raw material prices and energy costs;

•	the impact of supply chain cost management initiatives; and

•	the effect of economic conditions and other uncertainties detailed from time to time in our filings with the SEC.

Due to these uncertainties, we cannot assure readers that any forward-looking statements will prove to have been correct. Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that May Affect Future Results

We believe that results for the remainder of 2006 will continue to be negatively impacted by year over year softness in the North American car and truck market, pricing pressures, higher commodity costs, including but not limited to copper and aluminum, fuel costs, interest costs, adverse currency fluctuations and investments in engineering and systems.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2006, there have been no material changes in our market risk exposure as described in Item 7A contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

(a)	The Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting it to material information required to be included in the Company’s periodic SEC reports.

(b)	In addition, the Company reviewed its internal controls, and, other than as described below, there have been no significant changes during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently implementing a global Enterprise Resource Planning system.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal actions in the normal course of our business, including those related to commercial transactions, product liability, safety, health, taxes, environmental and other matters.

HCSPay Litigation

On January 16, 2006, we initiated litigation in the Circuit Court of Oakland County, Michigan against Hennessey Capital, LLC; HCSPay, LLC; and SurGen, LLC (we refer to the preceding three entities collectively as “Hennessey”) and against Surge Capital; Lancelot Investors Fund LP; Lancelot Investment Management, LLC; AGM II, LLC; and John Maselli (we refer to the preceding five entities collectively as “Surge”). This litigation seeks the return of approximately $6.1 million that we believe is owed to us under a factoring agreement that we entered into with Hennessey plus punitive damages and costs. We allege claims against Hennessey for breach of contract and breach of fiduciary duty. We allege claims against Surge for conversion, unjust enrichment, declaratory judgment, and constructive trust and seek the return of our funds plus punitive damages and costs. In response to our Complaint, the Surge entities moved for summary disposition, asserting that they were within their rights to sweep the account pursuant to their control agreement with HCSPay. On June 14, 2006, the Court denied the Surge entities’ motion. Surge has not yet filed an answer. On June 13, 2006, certain of the Hennessey entities filed cross-claims under tort and contract theories against Surge. Hennessey also asserts that only HCSPay — the entity that signed the factoring agreement — can be liable to us. The parties are proceeding with discovery. This matter is ongoing, and we are pursuing our claims vigorously. At June 30, 2006, we had a receivable recorded of approximately $6.1 million related to this matter.

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

Prison Labor Matter

In January 2004, a class action on behalf of all prisoners who worked in a South Carolina Department of Corrections (“SCDC”) Services Training Program at Lieber Correctional Institute was brought against the SCDC and our former subsidiary Williams Technologies, Inc. (“Williams”), which was sold to Caterpillar, Inc., in September 2004. The Plaintiffs claim that (a) they should have been paid industry prevailing wages under a South Carolina prison industries authorization statute, (b) the SCDC and Williams violated the Payment of Wages Act and (c) the SCDC and Williams committed a tort under the South Carolina Tort Claims Act. Under the terms of the sale, we retained liability and responsibility for this claim. The Circuit Court for Dorchester County granted summary judgment to us on April 21, 2005, and decertified the Plaintiff class. On January 24, 2006, the Plaintiff filed an appellate brief and Williams responded to this brief in March 2006. We continue to deny the material allegations of the complaint and any wrongdoing and intend to defend ourselves vigorously.

Franklin Power Products Facility

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance (the “Order”) from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. installed wastewater treatment equipment and is in compliance with the terms of the Order and has eliminated the discharge. In July 2004, we and Franklin Power Products, Inc. entered into an agreement with the U.S. Department of Justice on behalf of the EPA, which tolled the statute of limitations on the EPA’s potential claim for penalties. Since that time, we have been cooperating with the EPA by providing additional information and have entered into settlement negotiations with the EPA and the Department of Justice. On April 12, 2006, we and the EPA reached a settlement for $0.9 million and entered into a consent decree to resolve this matter. The accompanying condensed consolidated financial statements reflect a liability of approximately $0.9 million related to this issue. In July 2006 we paid the $0.9 million.

Item 1A. Risk Factors

For information regarding risk factors, refer to Part I, Item A as presented in the 2005 Annual Report on Form 10-K. There has been no material changes in the Company’s risk factors during the six months ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification by John H. Weber, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Kerry A. Shiba, Senior Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by John H. Weber, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Kerry A. Shiba, Senior Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMY INTERNATIONAL, INC. (Registrant)

Date: August 8, 2006	By:	/s/ Kerry A. Shiba
Kerry A. Shiba,
Senior Vice President and Chief Financial Officer

Date: August 8, 2006	By:	/s/ Amitabh Rai
Amitabh Rai,
Vice President and Corporate Controller Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by John H. Weber, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Kerry A. Shiba, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by John H. Weber, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Kerry A. Shiba, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.