Form 10-Q
period 2006-09-30
REMY INTERNATIONAL, INC.
filed 2006-11-13
CIK 1046859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Outstanding as of September 30, 2006
Common Stock – Class B	2,503,024.48

Remy International, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Remy International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

IN THOUSANDS, At	September 30, 2006	December 31, 2005
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$27,154	$20,022
Trade accounts receivable, net	201,851	184,818
Other receivables	24,379	13,537
Inventories	280,109	261,821
Deferred income taxes	1,793	1,155
Assets of discontinued operations	4	16
Other current assets	9,610	5,784

Total current assets	544,900	487,153

Property, plant and equipment	380,662	364,841
Less accumulated depreciation	(209,525)	(190,310)

Property, plant and equipment, net	171,137	174,531

Deferred financing costs, net	10,762	13,962
Goodwill, net	156,650	156,650
Investments in unconsolidated subsidiaries	2,274	5,917
Other assets	34,013	32,962

Total assets	$919,736	$871,175

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$231,531	$194,123
Accrued interest	21,244	8,906
Accrued restructuring	5,955	12,669
Liabilities of discontinued operations	239	443
Other liabilities and accrued expenses	149,699	114,824
Current maturities of long-term debt	28,335	27,501

Total current liabilities	437,003	358,466

Long-term debt, net of current portion	723,729	714,181
Post-retirement benefits other than pensions	16,408	15,850
Accrued pension benefits	14,746	13,140
Accrued restructuring	1,054	481
Deferred income taxes	11,731	10,390
Other non-current liabilities	46,456	51,420
Commitments and contingencies
Minority interest	14,521	11,558

Stockholders’ deficit:
Common stock:
Class B shares	3	3
Paid-in capital	334,336	334,336
Retained deficit	(676,956)	(628,120)
Accumulated other comprehensive loss	(3,295)	(10,530)

Total stockholders’ deficit	(345,912)	(304,311)

Total liabilities and stockholders’ deficit	$919,736	$871,175

See notes to the condensed consolidated financial statements.

Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months		Nine Months
IN THOUSANDS, For the three & nine months ended September 30,	2006	2005	2006	2005
Net sales	$354,738	$315,963	$1,078,506	$909,872
Cost of goods sold	324,597	271,470	948,579	789,510

Gross profit	30,141	44,493	129,927	120,362

Selling, general and administrative expenses	30,593	40,938	97,924	104,531
Restructuring charges	2,511	2,095	6,405	2,595

Operating (loss) income	(2,963)	1,460	25,598	13,236

Interest expense	21,501	18,025	62,869	50,912

Loss from continuing operations before income taxes, minority interest and income from unconsolidated subsidiaries	(24,464)	(16,565)	(37,271)	(37,676)

Income tax expense	1,030	10,799	4,352	12,370
Minority interest	1,248	563	3,850	2,681
Loss (income) from unconsolidated subsidiaries	3,777	(32)	3,641	(163)

Net loss from continuing operations	(30,519)	(27,895)	(49,114)	(52,564)

Discontinued operations:
Loss from discontinued operations, net of tax	(29)	(190)	(45)	(484)
Gain on disposal of discontinued operations, net of tax	108	107	323	786

Net income (loss) from discontinued operations, net of tax	79	(83)	278	302

Net loss attributable to common stockholders	$(30,440)	$(27,978)	$(48,836)	$(52,262)

See notes to the condensed consolidated financial statements.

Remy International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

IN THOUSANDS, For the nine months ended September 30,	2006	2005
Cash Flows from Operating Activities:
Net loss attributable to common stockholders	$(48,836)	$(52,262)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Discontinued operations	(278)	(302)
Depreciation and amortization	26,024	22,499
Non-cash interest expense	5,419	4,360
Minority interest and income from unconsolidated subsidiaries, net	7,492	2,518
Deferred income taxes	755	6,032
Accrued pension and post-retirement benefits, net	2,165	259
Restructuring charges	6,405	2,595
Cash payments for restructuring charges	(11,955)	(4,211)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	(17,033)	(14,805)
Inventories	(10,865)	5,653
Accounts payable	32,085	1,224
Other current assets and liabilities	30,061	14,574
Other non-current assets and liabilities, net	(2,171)	(15,437)

Net cash provided by (used in) operating activities of continuing operations	19,268	(27,303)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(2,101)	(57,273)
Net proceeds on sale of businesses	323	611
Purchases of property, plant and equipment	(18,104)	(27,770)

Net cash used in investing activities of continuing operations	(19,882)	(84,432)

Cash Flows from Financing Activities:
Net borrowings under revolving line of credit and other	8,125	77,176
Deferred financing costs	—	(325)
Distributions to minority interests	(986)	—

Net cash provided by financing activities of continuing operations	7,139	76,851

Effect of exchange rate changes on cash	837	(757)

Cash flows of discontinued operations – operating activities	(230)	(637)

Net increase (decrease) in cash and cash equivalents	7,132	(36,278)
Cash and cash equivalents at beginning of year	20,022	62,545

Cash and cash equivalents at end of period	$27,154	$26,267

See notes to the condensed consolidated financial statements.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMOUNTS IN THOUSANDS, EXCEPT AS INDICATED

For the three month and nine month periods ended September 30, 2006 and 2005 and Year ended December 31, 2005

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

Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2005.

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

The Company’s operating income for the nine months ended September 30, 2006 improved as compared to the same period in 2005. Net sales increased to $1,078,506 for the nine months ended September 30, 2006, from $909,872 for the same period in 2005. The gross margin percentage was 12.0% for the nine months ended September 30, 2006 compared to 13.2% for the same period in 2005. During the third quarter of 2006, the Company experienced an unusual increase in warranty returns for a limited class of heavy duty products primarily made in prior years. Accordingly, the Company revised its estimate and recorded an increase to its warranty obligation of $8.8 million. The Company believes that the issues which caused this high level of claims have since been corrected. Selling, general and administrative expenses decreased 2.4% as a percentage of sales for the nine months ended September 30, 2006, as compared with the same period in 2005. Net loss attributable to common stockholders decreased to $48,836 for the nine months ended September 30, 2006, as compared to $52,262 net loss attributable to stockholders for the same period of 2005.

For the full year 2005, the Company used $46,887 of cash for operating activities and $41,382 of cash for capital expenditures. In December 2005, the Company obtained an additional $80,000 term loan. For the nine months ended September 30, 2006, cash provided by operating activities was $19,268 compared with $27,303 of cash used in operating activities in the same period of 2005. Net loss attributable to common stockholders for the nine months ended September 30, 2006 decreased to $48,836 compared to $52,262 in the same period in 2005. Cash required to service the Company’s substantial indebtedness places significant demands on the Company’s liquidity.

In order to improve its 2006 cash flow from operations as well as its overall liquidity, the Company has taken specific actions to improve its overall cost structure. These actions include certain customer price increases, supplier price concessions, and price reductions on freight, plant rationalizations and headcount reductions. Further, the Company continues to develop plans to complete the integration of the acquisition of Unit Parts Company (“UPC”) in 2007.

During the nine months ended September 30, 2006, the Company experienced operating income at a level less than anticipated, but higher than the comparable prior year period. The Company performs its annual impairment test for assets in the fourth quarter each year, which requires re-evaluation of certain assumptions in determining fair value, including assumptions about the future cash flows of the businesses.

The Company’s $145,000, 8 5/8% Senior Notes are due December 15, 2007. In anticipation of the due date and in consideration of the Company’s substantial indebtedness, the Company is exploring various strategic alternatives, including, but not limited to, refinancing some or all of its debt. In addition, the Board of Directors has authorized management to explore refinancing alternatives including the engagement of investment bankers to assist the Company in analyzing the optimal allocation of proceeds from the potential divestitures of certain non-core businesses.

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

Book overdrafts of approximately $9,200 and $5,600 at September 30, 2006 and December 31, 2005, respectively, are reflected in accounts payable.

As of September 30, 2006 and December 31, 2005, approximately $1,900 and $1,800, respectively, of cash at Remy Korea Limited, a wholly owned non guarantor subsidiary, is being held in escrow related to a bi-lateral advanced pricing agreement between Remy Korea Limited and Remy

International, Inc. This matter has been resolved and the Company expects the Korean authorities to release the escrowed funds in the fourth quarter of 2006. The restricted cash discussed above is included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

Inventories

The components of inventory were as follows at:

	September 30, 2006	December 31, 2005
Raw material	$135,430	$127,677
Work-in-process	10,435	9,474
Finished goods	134,244	124,670

Total	$280,109	$261,821

Warranty

The Company provides an allowance for the estimated future cost of product warranties and other defective product returns based on management’s estimate of product failure rates and customer eligibility. If these factors differ from management’s estimates, revisions to the estimated warranty liability may be required. The specific terms and conditions of the warranties vary depending upon the customer and the product sold. In the third quarter of 2006, the Company experienced an unusual increase in warranty returns for a limited class of products primarily made in prior years. Accordingly, the Company revised its estimate and recorded an increase of $8,844 to its warranty obligation. The Company believes that the product issues which caused this high level of claims have been corrected.

The Company’s warranty liability is reflected in “Other liabilities and accrued expenses” in the accompanying condensed consolidated balance sheets. Changes to the Company’s warranty liability, excluding discontinued operations, are summarized as follows:

	September 30, 2006	December 31, 2005
Balance at beginning of year	$21,189	$17,633
Provision for warranty	51,623	54,308
Payments and charges against the accrual	(39,476)	(55,285)
Other (including acquisitions)	—	4,533

Balance at end of period	$33,336	$21,189

Investment in unconsolidated subsidiaries

In the third quarter of 2006, the Company performed an impairment analysis on its 47.5% investment in Sahney Paris Rhone Ltd., India (“SPR”). The Company determined that there was an indication of other than a temporary decline in the value of the investment. As a result of the analysis, the investment in SPR was written down approximately $3,800 at September 30, 2006.

Allowance for doubtful accounts

The allowance for doubtful accounts was $4,026 and $4,551 at September 31, 2006 and December 31, 2005, respectively.

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

In September 2006, FASB issued Financial Accounting Statement (FAS) 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company on or before January 1, 2008. The provisions of this Statement shall be applied prospectively as of the date of adoption with a limited form of retrospective application to certain financial instruments that will result in cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FAS 157 on its financial statements.

In September 2006, FASB issued FAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements 87, 88, 106 and 132(R). This Statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity. The provisions of FAS 158 are effective in stages. For the year ended December 31, 2006 the Company is required to provide disclosure as to a description of the provisions of this Statement, the date the adoption is required, and when the Company plans to adopt this Statement. For the year ended December 31, 2007, the Company is required to recognize the funded status of the postretirement plan and to provide related disclosures. For the year ended December 31, 2008, the Company is required to measure plan assets and benefit obligations as of the balance sheet date. The Company is currently evaluating the impact of FAS 158 on its financial statements.

5. Acquisitions

For the nine months ended September 30, 2006, the Company made cash payments totaling $2,101 relative to the acquisition of Delphi Corporation’s (“Delphi”) light vehicle alternator business.

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

6. Discontinued Operations

Over the past three years the Company has disposed of various non-core businesses. For more information on discontinued operations, please see the Company’s 2005 Form 10-K. Operating results of discontinued operations for the three month and nine month period ended September 30 is as follows:

	Three Months		Nine Months
	2006	2005	2006	2005
Net sales	$—	$—	$—	$973
Interest expense	—	—	—	(5)
Loss before tax	(29)	(190)	(45)	(484)
Income tax expense	—	—	—	—

Net loss	$(29)	$(190)	$(45)	$(484)

7. Restructuring Charges

The Company’s restructuring activities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) and the Emerging Issues Task Force (“EITF”) Issue 95-03, Recognition of Liabilities in Connection with a Purchase Business Combination (“ETIF 95-03”).

Continuing Operations

In the third quarter of 2006, the Company completed plans for the following actions in conjunction with its ongoing cost reduction initiatives:

•	Elimination of a layer of senior management in Indiana and Mississippi, U.S.A.

•	Restructuring of aftermarket operations in Europe which included consolidation of operations in Belgium from three to two facilities, and a reduction in work force including early retirements and involuntary terminations in the United Kingdom, Belgium, and Hungary for a total reduction in workforce of approximately 51 employees.

Total restructuring costs related to the above consisted of approximately $2,200 for employee termination benefits and approximately $300 of exit costs associated with the facilities consolidation.

In the second quarter of 2006, the Company completed plans for the closure of certain electrical aftermarket remanufacturing and distribution facilities in Michigan and a reduction in workforce totaling approximately 64 employees. The charge consisted of approximately $1,000 for employee termination benefits and approximately $1,800 of exit costs associated with the facilities.

Additionally, a total charge of $1,100 was recorded in the first nine months of 2006 for employee termination benefits mainly relating to the following actions undertaken in 2005:

•	A reduction in force, including early retirements and involuntary terminations, at its headquarters operations in Anderson, Indiana.

•	Closure of certain manufacturing facilities in Europe.

•	Closure of two distribution centers in its core service operations.

Net charges and payments

Cash payments totaling $11,955 were made in the nine months ended September 30, 2006, for actions taken in 2006 and prior years. The cash payments consisted of $5,565 for the International Union, United Automobile, Aerospace and Agriculture Workers of America (“UAW”) settlement reached in January 2006, $5,656 for other employee termination benefits, and $734 for all other exit costs.

The following table summarizes the activity in the restructuring accrual of continuing operations in the first nine months of 2006:

	Termination Benefits	Other Exit Costs	Total
Reserve at December 31, 2005	$11,618	$1,532	$13,150
Provision	4,372	1,442	5,814
Payments	(11,221)	(734)	(11,955)

Reserve at September 30, 2006	$4,769	$2,240	$7,009

The following table reconciles the restructuring provisions appearing in the above table with the total charges (credits) appearing in the consolidated statements of operations for the nine months ended September 30, 2006:

Provision charged to the accrual	$5,814
Write-down of long-lived assets	591

Total provision	$6,405

8. Other Liabilities and Accrued Expenses

The other liabilities and accrued expenses consist of the following:

	September 30, 2006	December 31, 2005
Customer obligation	$18,545	$13,814
Accrued warranty	33,336	21,189
Accrued core liability	22,502	17,322
Accrued wages and benefits	26,573	17,189
Other	48,743	45,310

Total other liabilities and accrued expenses	$149,699	$114,824

9. Other Non-Current Liabilities

The other non-current liabilities consist of the following:

	September 30, 2006	December 31, 2005
Customer obligation	$41,298	$44,488
Other	5,158	6,532

Total other liabilities and accrued expenses	$46,456	$51,420

10. Employee Benefit Plans

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

The components of expense for the three-month and nine-month periods ended September 30, 2006 and 2005 for the plans are as follows:

Pension Benefits

	Three Months		Nine Months
Components of expense	2006	2005	2006	2005
Service costs	$123	$545	$1,383	$1,543
Interest costs	622	647	1,985	1,909
Expected return on plan assets	(535)	(481)	(1,594)	(1,446)
Amortization of prior service cost	57	56	169	168
Recognized net actuarial loss	41	117	246	320
Curtailments	0	—	(28)	—

Net periodic pension cost	$308	$884	$2,161	$2,494

Post-Retirement Health Care and Life Insurance Plans
	Three Months		Nine Months
Components of expense	2006	2005	2006	2005
Service costs	$93	$90	$278	$269
Interest costs	281	268	844	805
Recognized net actuarial loss	32	17	97	50

Net periodic pension cost	$406	$375	$1,219	$1,124

Cash Flows

The Company contributed $1,211 in the first nine months of 2006 to its pension plans. In June, the Company filed an application with the IRS requesting a funding waiver for the balance of the 2006 U.S. pension plans contributions. The IRS responded that they would defer rendering a decision on the funding waiver request until after receipt of the Company’s year-end 2006 financial information. The cumulative impact of the funding waiver request on 2006 cash flow through September 30, 2006 and December 30, 2006, is a deferral of payments of $1,483 and $2,224, respectively.

The post-retirement health care plan is funded as benefits are paid.

11. Income Taxes

Income tax expense of $4,352 for the first nine months ending September 30, 2006, consisted of a $1,640 provision for U.S. federal and state deferred income taxes, domestic current state and local taxes of $262 and taxes in various foreign jurisdictions of $2,450, net of $1,125 million reversal of a tax contingency. This tax contingency was related to a bi-lateral advanced pricing agreement (“APA” between Remy Korea Ltd., and Remy International, Inc. that was recorded in Korea for 2003, 2004, and 2005. The APA matter was resolved in the third quarter of 2006, and accordingly, the Company reversed the related $1,125 tax contingency. Income tax expense of $12,370 for the first nine months ending September 30, 2005, included a $6,748 increase to the deferred tax valuation allowance for all unresolved domestic deferred tax assets, a provision for domestic state and local taxes of $375, and taxes in various foreign jurisdictions of $5,247.

In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), the Company established a valuation allowance for the majority of its domestic U.S. deferred tax assets in 2003. In 2005, the Company recorded a deferred tax valuation allowance for the remaining unreserved domestic income tax assets. Accordingly, the Company has recorded a valuation allowance related to the domestic net operating loss generated in the nine months ended September 30, 2006.

12. Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations, currency derivative instruments that qualify as hedges and minimum pension liability adjustments. The before tax income (loss), related income tax effect and accumulated balance for the first, second and third quarters of 2006 are as follows:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Currency Instruments	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Loss
Balances at December 31, 2005	$(2,720)	$837	$(8,647)	$(10,530)
Before tax income	2,648	2,018	—	4,666
Income tax effect	—	(607)	—	(607)

Other comprehensive income	2,648	1,411	—	4,059

Balances at March 31, 2006	(72)	2,248	(8,647)	(6,471)
Before tax income (loss)	3,100	(476)	—	2,624
Income tax effect	—	141	—	141

Other comprehensive income (loss)	3,100	(335)	—	2,765

Balances at June 30, 2006	3,028	1,913	(8,647)	(3,706)
Before tax (loss) income	(276)	982	—	706
Income tax effect	—	(295)	—	(295)

Other comprehensive (loss) income	(276)	687	—	411

Balances at September 30, 2006	$2,752	$2,600	$(8,647)	$(3,295)

The Company’s total comprehensive loss was as follows:

	Three Months		Nine Months
	2006	2005	2006	2005
Total comprehensive loss	$(30,029)	$(27,980)	$(41,601)	$(59,107)

13. Other Commitments and Contingencies

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

HCS Pay Litigation

On January 16, 2006, the Company initiated litigation in the Circuit Court of Oakland County, Michigan against Hennessey Capital, LLC; HCSPay, LLC; and SurGen, LLC (the preceding three entities collectively are referred to as Hennessey) and against Surge Capital; Lancelot Investors Fund LP; Lancelot Investment Management, LLC; AGM II, LLC; and John Maselli (the preceding five entities collectively are referred to as Surge). This litigation seeks the return of approximately $6,083 that the Company believes is owed to it under a factoring agreement that it entered into with Hennessey plus punitive damages and costs. The Company alleges claims against Hennessey for breach of contract and breach of fiduciary duty. The Company alleges claims against Surge for conversion, unjust enrichment, declaratory judgment, and constructive trust and seeks the return of the Company’s funds plus punitive damages and costs. In response to the Company’s Complaint, the Surge entities moved for summary disposition, asserting that they were within their rights to sweep the account pursuant to their control agreement with HCSPay. On June 14, 2006, the court denied the Surge entities’ motion. Surge has not yet filed an answer. On June 13, 2006, certain of the Hennessey entities filed cross-claims under tort and contract theories against Surge. Hennessey also asserts that only HCSPay — the entity that signed the factoring agreement — can be liable to the Company. The parties are proceeding with discovery, for which the court has set a March 15, 2007 deadline for completion. This matter is ongoing and the Company is pursuing its claims vigorously. At September 30, 2006, the Company had $6,083 recorded as other receivable related to this matter.

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

Import/Export Matters

The Company continues to evaluate its global operations to take advantage of economic conditions and related cost structures. The Company is subject to various duties and import/export taxes. The Company actively reviews its import/export processes in North America, Europe and Asia to verify the appropriate import duty classification, value and duty rate, including import value added tax. As part of this review process, the Company has identified a potential exposure related to customs duties in the United States. The resolution of this matter is pending, although the Company paid $1,000 in 2005 and as of September 30, 2006, has accrued approximately $7,800 related to this matter.

Franklin Power Products Facility

In September 2000, one of Franklin Power Products, Inc.’s Indiana facilities received a Finding of Violation and Order for Compliance (the “Order”) from the EPA requiring the facility to correct violations of its wastewater discharge permits. Franklin Power Products, Inc. installed wastewater treatment equipment and is in compliance with the terms of the Order and has eliminated the discharge. In July 2004, the Company and Franklin Power Products, Inc. entered into an agreement with the U.S. Department of Justice on behalf of the EPA, which tolled the statute of limitations on the EPA’s potential claim for penalties. Since that time, the Company has been cooperating with the EPA by providing additional information and has entered into settlement negotiations with the EPA and the Department of Justice. On April 12, 2006, the EPA and the Company reached a settlement for $851 and entered into a consent decree to resolve this matter. In July 2006, the company paid the $851.

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

Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at September 30, 2006, and December 31, 2005, and for the three and nine month periods ended September 30, 2006 and 2005. Certain prior year guarantor and non-guarantor amounts have been reclassified to conform to the current year’s presentation, the effects of which were considered immaterial.

The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

The following table sets forth the Subsidiary Guarantors and direct Non-Guarantor Subsidiaries:

Subsidiary Guarantors	Non-Guarantor Subsidiaries
• Ballantrae Corporation	• Central Precision Limited
• Franklin Power Products, Inc.	• Remy Automotive Germany GmbH
• International Fuel Systems, Inc.	• Elektro Diesel Rebuild bvba
• M. & M. Knopf Auto Parts, L.L.C.	• Electro-Rebuild Tunisie S.A.R.L.
• Marine Corporation of America	• Magnum Power Products, L.L.C.
• Nabco, Inc.	• Publitech, Inc.
• Power Investments, Inc.	• Remy Automotive Brasil Ltda.
• Power Investments Marine, Inc.	• Remy Automotive Europe BVBA
• Powrbilt Products, Inc.	• Remy Automotive Poland, Sp. z o.o.
• Reman Holdings, L.L.C.	• Remy Automotive UK Limited
• Remy Inc.	• Remy Componentes S. de R. L. de C. V.
• Remy International Holdings, Inc.	• Remy Automotive Hungary Kft
• Remy Powertrain, L.P.	• Remy India Holdings, Inc.
• Remy Reman, L.L.C.	• Remy Korea Holdings, L.L.C.
• Unit Parts Company	• Remy Remanufacturing de Mexico, S. de R.L. de C.V.
• World Wide Automotive, L.L.C.	• World Wide Automotive Distributors, Inc.
• Western Reman Industrial, L.L.C.	• Remy Electricals Hubei Company Limited
• QAPI S.A. deC.V.
• Unit Parts Coahuila, S.A. de C.V
• Remy Korea Ltd.
• Western Reman Industrial Ltd.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

(Unaudited)

IN THOUSANDS, At September 30, 2006	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Assets:
Current assets:
Cash and cash equivalents	$628	$—	$26,526	$—		$27,154
Trade accounts receivable, net	—	146,692	55,159	—		201,851
Other receivables	—	10,209	14,170	—		24,379
Inventories	—	209,541	71,097	(529	)(c)	280,109
Deferred income taxes	—	—	1,793	—		1,793
Assets of discontinued operations	—	—	4	—		4
Other current assets	1,758	2,341	5,511	—		9,610

Total current assets	2,386	368,783	174,260	(529)		544,900

Property, plant and equipment	26,112	168,545	186,005	—		380,662
Less accumulated depreciation	22,612	101,176	85,737	—		209,525

Property, plant and equipment, net	3,500	67,369	100,268	—		171,137
Deferred financing costs, net	10,762	—	—	—		10,762
Goodwill, net	—	144,506	12,144	—		156,650
Investments in unconsolidated subsidiaries	539,818	—	—	(537,544	)(a)	2,274
Other assets	1,062	24,031	8,920	—		34,013

Total assets	$557,528	$604,689	$295,592	$(538,073)		$919,736

Liabilities and Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$995	$155,936	$74,600	$—		$231,531
Intercompany accounts	124,017	(130,064)	5,828	219	(c)	—
Accrued interest	21,078	—	166	—		21,244
Accrued restructuring	1,330	4,102	523	—		5,955
Liabilities of discontinued operations	—	4	235	—		239
Other liabilities and accrued expenses	12,313	108,628	28,758	—		149,699
Current maturities of long-term debt	951	1,624	25,760	—		28,335

Total current liabilities	160,684	140,230	135,870	219		437,003

Long-term debt, net of current portion	705,807	11,151	6,771	—		723,729
Post-retirement benefits other than pensions	16,408	—	—	—		16,408
Accrued pension benefits	12,552	—	2,194	—		14,746
Accrued restructuring	—	1,054	—	—		1,054
Deferred income taxes	10,130	—	1,601	—		11,731
Other non-current liabilities	1,644	43,775	1,037	—		46,456
Minority interest	—	9,945	4,576	—		14,521
Stockholders’ (deficit) equity:
Common stock:
Class B Shares	3	—	—	—		3
Paid-in capital	334,336	—	—	—		334,336
Retained (deficit) earnings	(676,956)	73,760	1,660	(75,420	)(b)	(676,956)
Subsidiary investment	—	324,774	138,098	(462,872	)(a)	—
Accumulated other comprehensive (loss) income	(7,080)	—	3,785	—		(3,295)

Total stockholders’ (deficit) equity	(349,697)	398,534	143,543	(538,292)		(345,912)

Total liabilities and stockholders’ (deficit) equity	$557,528	$604,689	$295,592	$(538,073)		$919,736

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

(Unaudited)

IN THOUSANDS, At December 31, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Assets:
Current assets:
Cash and cash equivalents	$302	$342	$19,378	$—		$20,022
Trade accounts receivable, net	—	137,756	47,062	—		184,818
Other receivables	37	1,475	12,025	—		13,537
Inventories	—	191,775	70,892	(846	)(c)	261,821
Deferred income taxes	—	—	1,155	—		1,155
Assets of discontinued operations	—	—	16	—		16
Other current assets	1,443	1,608	2,733	—		5,784

Total current assets	1,782	332,956	153,261	(846)		487,153

Property, plant and equipment	26,670	164,271	173,900	—		364,841
Less accumulated depreciation	21,754	98,369	70,187	—		190,310

Property, plant and equipment, net	4,916	65,902	103,713	—		174,531
Deferred financing costs, net	13,962	—	—	—		13,962
Goodwill, net	—	144,506	12,144	—		156,650
Investments in unconsolidated subsidiaries	505,748	—	—	(499,831	)(a)	5,917
Other assets	1,947	21,931	9,084	—		32,962

Total assets	$528,355	$565,295	$278,202	$(500,677)		$871,175

Liabilities And Stockholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$1,401	$127,866	$64,856	$—		$194,123
Intercompany accounts	75,343	(85,828)	10,581	(96	)(c)	—
Accrued interest	8,755	—	151	—		8,906
Accrued restructuring	1,793	10,398	478	—		12,669
Liabilities of discontinued operations	—	25	418	—		443
Other liabilities and accrued expenses	9,106	86,001	19,717	—		114,824
Current maturities of long-term debt	1,053	414	26,034	—		27,501

Total current liabilities	97,451	138,876	122,235	(96)		358,466

Long-term debt, net of current portion	694,171	11,001	9,009	—		714,181
Post-retirement benefits other than pensions	15,841	—	9	—		15,850
Accrued pension benefits	11,574	—	1,566	—		13,140
Accrued restructuring	—	481	—	—		481
Deferred income taxes	8,490	—	1,900	—		10,390
Other non-current liabilities	1,689	48,516	1,215	—		51,420
Minority interest	—	2,689	8,869	—		11,558

Stockholders’ (deficit) equity:
Common stock:
Class B Shares	3	—	—	—		3
Paid-in-capital	334,336	—	—	—		334,336
Retained (deficit) earnings	(628,120)	39,435	6,402	(45,837	)(b)	(628,120)
Subsidiary investment	—	324,774	129,970	(454,744	)(a)	—
Accumulated other comprehensive loss	(7,080)	(477)	(2,973)	—		(10,530)

Total stockholders’ (deficit) equity	(300,861)	363,732	133,399	(500,581)		(304,311)

Total liabilities and stockholders’ (deficit) equity	$528,355	$565,295	$278,202	$(500,677)		$871,175

(a)	Elimination of investments in subsidiaries.
(b)	Elimination of investments in subsidiaries’ earnings.
(c)	Elimination of intercompany profit in inventory.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the three months ended September 30, 2006	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$324,743	$157,154	$(127,159	)(a)	$354,738
Cost of goods sold	—	300,138	151,618	(127,159	)(a)	324,597

Gross profit	—	24,605	5,536	—		30,141

Selling, general and administrative expenses	4,497	18,130	7,966	—		30,593
Restructuring charges	1,402	515	594	—		2,511

Operating (loss) income	(5,899)	5,960	(3,024)	—		(2,963)

Interest expense	19,997	1,004	500	—		21,501

Income (loss) from continuing operations before income taxes, minority interest, income from unconsolidated subsidiaries and equity in earnings of subsidiaries	(25,896)	4,956	(3,524)	—		(24,464)

Income tax expense	(152)	203	979	—		1,030
Minority interest	—	1,264	(16)	—		1,248
Income from unconsolidated subsidiaries	3,777	—	—	—		3,777
Equity in earnings of subsidiaries	919	—	—	(919	)(b)	—

Net (loss) income from continuing operations	(30,440)	3,489	(4,487)	919		(30,519)

Discontinued operations:
Loss from discontinued operations, net of tax	—	(18)	(11)	—		(29)
Gain on disposal of discontinued operations, net of tax	—	108	—	—		108

Net income (loss) from discontinued operations, net of tax	—	90	(11)	—		79

Net (loss) income attributable to common stockholders	$(30,440)	$3,579	$(4,498)	$919		$(30,440)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the three months ended September 30, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$289,693	$128,258	$(101,988	)(a)	$315,963
Cost of goods sold	—	254,255	119,203	(101,988	)(a)	271,470

Gross profit	—	35,438	9,055	—		44,493

Selling, general and administrative expenses	5,509	26,901	8,528	—		40,938
Restructuring charges	857	351	887	—		2,095

Operating (loss) income	(6,366)	8,186	(360)	—		1,460

Interest expense	16,181	1,439	405	—		18,025

Income (loss) from continuing operations before income taxes, minority interest, income from unconsolidated subsidiaries and equity in earnings of subsidiaries	(22,547)	6,747	(765)	—		(16,565)

Income tax (benefit) expense	7,366	70	3,363	—		10,799
Minority interest	—	386	177	—		563
Income from unconsolidated subsidiaries	(32)	—	—	—		(32)
Equity in earnings of subsidiaries	(1,903)	—	—	1,903	(b)	—

Net (loss) income from continuing operations	(27,978)	6,291	(4,305)	(1,903)		(27,895)

Discontinued operations:
Loss from discontinued operations, net of tax	—	(153)	(37)	—		(190)
Gain on disposal of discontinued operations, net of tax	—	107	—	—		107

Net loss from discontinued operations, net of tax	—	(46)	(37)	—		(83)

Net (loss) income attributable to common stockholders	$(27,978)	$6,245	$(4,342)	$(1,903)		$(27,978)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in net income of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the nine months ended September 30, 2006	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$982,585	$411,883	$(315,962	)(a)	$1,078,506
Cost of goods sold	—	879,658	384,883	(315,962	)(a)	948,579

Gross profit	—	102,927	27,000	—		129,927

Selling, general and administrative expenses	15,100	57,617	25,207	—		97,924
Restructuring charges	1,816	3,923	666	—		6,405

Operating (loss) income	(16,916)	41,387	1,127	—		25,598

Interest expense	58,120	3,298	1,451	—		62,869

Income (loss) from continuing operations before income taxes, minority interest, income from unconsolidated subsidiaries and equity in earnings of subsidiaries	(75,036)	38,089	(324)	—		(37,271)

Income tax (benefit) expense	(258)	551	4,059	—		4,352
Minority interest	—	3,536	314	—		3,850
Income from unconsolidated subsidiaries	3,641	—	—	—		3,641
Equity in earnings of subsidiaries	(29,583)	—	—	29,583	(b)	—

Net (loss) income from continuing operations	(48,836)	34,002	(4,697)	(29,583)		(49,114)

Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(45)	—		(45)
Gain on disposal of discontinued operations, net of tax	—	323	—	—		323

Net income (loss) from discontinued operations, net of tax	—	323	(45)	—		278

Net (loss) income attributable to common stockholders	$(48,836)	$34,325	$(4,742)	$(29,583)		$(48,836)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in earnings of subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

(Unaudited)

IN THOUSANDS, For the nine months ended September 30, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Net sales	$—	$835,024	$378,119	$(303,271	)(a)	$909,872
Cost of goods sold	—	739,253	353,528	(303,271	)(a)	789,510

Gross profit	—	95,771	24,591	—		120,362

Selling, general and administrative expenses	15,227	69,338	19,966	—		104,531
Restructuring charges (credit)	910	(403)	2,088	—		2,595

Operating (loss) income	(16,137)	26,836	2,537	—		13,236

Interest expense	46,164	3,484	1,264	—		50,912

Income (loss) from continuing operations before income taxes, minority interest, income from unconsolidated subsidiaries and equity in earnings of subsidiaries	(62,301)	23,352	1,273	—		(37,676)
Income tax expense	6,591	288	5,491	—		12,370
Minority interest	—	2,319	362	—		2,681
Income from unconsolidated subsidiaries	(163)	—	—	—		(163)
Equity in earnings of subsidiaries	(16,467)	—	—	16,467	(b)	—

Net (loss) income from continuing operations	(52,262)	20,745	(4,580)	(16,467)		(52,564)

Discontinued operations:
Loss from discontinued operations, net of tax	—	(120)	(364)	—		(484)
Gain on disposal of discontinued operations, net of tax	—	370	416	—		786

Net income from discontinued operations, net of tax	—	250	52	—		302

Net (loss) income attributable to common stockholders	$(52,262)	$20,995	$(4,528)	$(16,467)		$(52,262)

(a)	Elimination of intercompany sales and cost of sales.
(b)	Elimination of equity in earnings of subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(Unaudited)

IN THOUSANDS, For the nine months ended September 30, 2006	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(48,836)	$34,325	$(4,742)	$(29,583	)(a)	$(48,836)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Discontinued operations	—	(323)	45	—		(278)
Depreciation and amortization	1,777	9,973	14,274	—		26,024
Non-cash interest expense	3,200	2,219	—	—		5,419
Minority interest and loss from unconsolidated subsidiaries, net	3,642	3,536	314	—		7,492
Equity in earnings of subsidiaries	(29,583)	—	—	29,583	(a)	—
Deferred income taxes	1,640	—	(885)	—		755
Accrued pension and post-retirement benefits, net	1,546	—	619	—		2,165
Restructuring charges	1,816	3,923	666	—		6,405
Cash payments for restructuring charges	(2,280)	(9,055)	(620)	—		(11,955)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	—	(8,936)	(8,097)	—		(17,033)
Inventories	—	(17,906)	7,041	—		(10,865)
Accounts payable	(407)	30,171	2,321	—		32,085
Intercompany accounts	48,676	(44,098)	(4,578)	—		—
Other current assets and liabilities	15,253	10,677	4,131	—		30,061
Other non-current assets and liabilities, net	(7,795)	(360)	5,984	—		(2,171)

Net cash (used in) provided by operating activities of continuing operations	(11,351)	14,146	16,473	—		19,268

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(2,101)	—	—		(2,101)
Net proceeds on sale of businesses	—	323	—	—		323
Purchases of property, plant and equipment	(456)	(11,760)	(5,888)	—		(18,104)

Net cash used in investing activities of continuing operations	(456)	(13,538)	(5,888)	—		(19,882)

Cash Flows from Financing Activities:

Net borrowings (repayments) under revolving line of credit and other	11,535	(897)	(2,513)	—		8,125
Distributions to minority interest	—	—	(986)	—		(986)

Net cash provided by (used in) financing activities of continuing operations	11,535	(897)	(3,499)	—		7,139

Effect of exchange rate changes on cash	598	—	239	—		837

Cash flows of discontinued operations	—	(53)	(177)	—		(230)

Net decrease in cash and cash equivalents	326	(342)	7,148	—		7,132
Cash and cash equivalents at beginning of year	302	342	19,378	—		20,022

Cash and cash equivalents at end of period	$628	$—	$26,526	$—		$27,154

(a)	Elimination of equity in earnings of consolidated subsidiaries.

REMY INTERNATIONAL, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

(Unaudited)

IN THOUSANDS, For the nine months ended September 30, 2005	Remy International, Inc. (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows from Operating Activities:
Net (loss) income attributable to common stockholders	$(52,262)	$20,995	$(4,528)	$(16,467	)(a)	$(52,262)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Discontinued operations	—	(250)	(52)	—		(302)
Depreciation and amortization	1,871	11,129	9,499	—		22,499
Non-cash interest expense	2,569	1,791	—	—		4,360
Minority interest and loss from unconsolidated subsidiaries, net	(163)	2,319	362	—		2,518
Equity in earnings of subsidiaries	(16,467)	—	—	16,467	(a)	—
Deferred income taxes	6,748	(255)	(461)	—		6,032
Accrued pension and post-retirement benefits, net	(495)	—	754	—		259
Restructuring charges (credits)	910	(403)	2,088	—		2,595
Cash payments for restructuring charges	(501)	(2,266)	(1,444)	—		(4,211)
Changes in operating assets and liabilities, net of acquisitions and restructuring charges:
Accounts receivable	—	(15,355)	550	—		(14,805)
Inventories	—	3,596	2,057	—		5,653
Accounts payable	(165)	2,408	(1,019)	—		1,224
Intercompany accounts	12,913	756	(13,669)	—		—
Other current assets and liabilities	11,360	(7,286)	10,500	—		14,574
Other non-current assets and liabilities, net	(20,624)	1,800	3,387	—		(15,437)

Net cash (used in) provided by operating activities of continuing operations	(54,306)	18,979	8,024	—		(27,303)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(57,048)	(225)	—	—		(57,273)
Net proceeds on sale of businesses	—	371	240	—		611
Purchases of property, plant and equipment	(2,154)	(16,036)	(9,580)	—		(27,770)

Net cash used in investing activities of continuing operations	(59,202)	(15,890)	(9,340)	—		(84,432)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving line of credit and other	74,200	(1,039)	4,015	—		77,176
Financing costs	(325)	—	—	—		(325)

Net cash provided by (used in) financing activities of continuing operations	73,875	(1,039)	4,015	—		76,851

Effect of exchange rate changes on cash	—	—	(757)	—		(757)

Cash flows of discontinued operations	—	(769)	132	—		(637)

Net (decrease) increase in cash and cash equivalents	(39,633)	1,281	2,074	—		(36,278)
Cash and cash equivalents at beginning of year	40,740	689	21,116	—		62,545

Cash and cash equivalents at end of period	$1,107	$1,970	$23,190	$—		$26,267

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Item 2.	REMY INTERNATIONAL, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AMOUNTS IN MILLIONS, EXCEPT AS INDICATED For the three and nine month periods ended September 30, 2006 and 2005

Introduction

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with Remy International, Inc.’s (the “Company,” “we,” “us” or “our”) Annual Report on Form 10-K for the year ended December 31, 2005, including the financial statements and accompanying notes.

On March 18, 2005, we acquired substantially all of the assets and assumed certain liabilities of Unit Parts Company, which we refer to as UPC (see Note 5 to our financial statements in Item 1). The operating results of UPC for the period March 18 through September 30, 2005, are included in our condensed consolidated statements of operations and cash flows for the nine months ended September, 2005, and are reflected in the Electrical Aftermarket discussion of net sales and gross profit below. The operating results of UPC did not have a material effect on our results of operations and cash flows in the first quarter of 2005.

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

Our operating results for the nine months ended September 30, 2006 improved as compared to the same period of 2005. Net sales increased to $1,078.5 million in the nine months ended September, 2006, from $909.9 million in the same period of 2005. Net loss for the nine months ended September 30, 2006, decreased to $48.8 million as compared to a loss of $52.3 million for the same period of 2005.

For the full year of 2005, we used $46.9 million of cash for operating activities and $41.4 million of cash for capital expenditures. In December 2005, we obtained an additional $80.0 million term loan. For the nine months ended September 30, 2006, cash provided by operating activities was $19.3 million compared with $27.3 million of cash used in operating activities in the same period of 2005. Cash required to service our substantial indebtedness places significant demands on our liquidity.

In order to improve our 2006 cash flow from operations as well as our overall liquidity, we have taken specific actions to improve our margins and overall cost structure. These actions include certain customer price increases, supplier price concessions, and headcount reductions. Further, we plan to complete the integration of the acquisition of UPC in 2007.

During the nine months ended September 30, 2006, the Company experienced operating results at a level less than anticipated, but higher than the comparable prior year period. The Company performs its annual impairment test for goodwill in the fourth quarter each year, which requires us to re-evaluate certain assumptions in determining fair value, including assumptions about the future cash flows of our businesses.

Our $145.0 million, 8 5/8% Senior Notes are due December 15, 2007. In anticipation of this due date and in consideration of our substantial indebtedness, we are exploring various strategic alternatives, including, but not limited to, refinancing some or all of our debt. In addition, the Board of Directors has authorized management to explore restructuring alternatives including the engagement of investment bankers to assist us in analyzing the disposition and use of proceeds from certain non-core businesses.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Product Categories	2006	2005	Increase	% Change
Automotive OEM	$92.7	$80.6	$12.1	15.0%
Heavy duty OEM	55.5	50.4	5.1	10.1
Electrical aftermarket	140.4	138.6	1.8	1.2
Powertrain	51.6	34.0	17.6	51.7
Core services	14.5	12.4	2.1	16.9

Total Net Sales	$354.7	$316.0	$38.7	12.2%

Net Sales

Net sales to Original Equipment Manufacturers, which we refer to as OEMs, increased quarter over quarter in part due to the North American industry practice of passing on the costs of fluctuations from the contractual price of copper and aluminum to certain of our customers. Automotive OEM also increased due to the continued ramp up of the alternator business. Heavy-duty OEM sales increased primarily due to volume. Electrical aftermarket sales remained in line with the third quarter of 2005. Powertrain sales increased primarily due to strong sales of parts and diesel engines, and marginally by increases in locomotive sales. Third party sales in the core services business increased primarily relating to product mix and general market conditions.

Gross Profit

Gross profit of $30.1 million in the third quarter of 2006 decreased $14.4 million, or 32.3%, compared with the third quarter of 2005, and as a percentage of net sales was 8.5% in 2006 compared with 14.1% in 2005. During the third quarter of 2006, the Company experienced an unusual increase in warranty returns for a limited class of products primarily made in prior years. Accordingly, the Company revised its estimate and recorded an increase to its warranty obligation of $8.8 million (OEM $6.7 million and Electrical Aftermarket $2.1 million). The Company believes that the product issues which caused this high level of claims have since been corrected.

OEM gross profit decreased $10.1 million primarily due to an increase in warranty expense, depreciation expense, absorbed commodity costs, unfavorable currency impact of certain raw materials and higher depreciation expense. In addition, the increase in revenue due to the ramp of the alternator business was at lower margins. Electrical aftermarket gross profit decreased $7.4 million, due to an increase in warranty expense, the unfavorable impact of pricing pressures, commodity pricing, and higher freight which more than offset the rationalization savings from the Unit Parts Acquisition. Powertrain gross profit increased $2.6 million as a result of higher sales of diesel engines and parts. Gross profit on core services increased $0.6 million due to product mix and higher material prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, which we refer to as SG&A, of $30.6 million in the third quarter of 2006 decreased $10.3 million, or 25.3%, from $40.9 million in the third quarter of 2005. As a percentage of net sales, SG&A expenses were 8.6% in the third quarter of 2006 compared with 13.0% in the third quarter of 2005. For the third quarter of 2006, the impact of the Company’s hedge and currency translations was a $0.9 million gain as compared to a $1.4 million loss in the third quarter of 2005, or an approximate $2.3 million favorable impact. Developmental work in our new Hybrid technology has been absorbed by the Company during 2006, and in all previous periods. A reimbursement of approximately $2.6 million for a portion of this developmental work was received in the third quarter of 2006. The decrease in SG&A expenses also reflects the effect of recent restructuring actions and efforts to reduce spending.

Restructuring Charge

A restructuring charge of $2.5 million in the third quarter of 2006 consisted of an elimination of a layer of senior management in Indiana and Mississippi, U.S.A., and restructuring of our aftermarket operations in Europe. The elimination of the layer of senior management was $1.9 million and the work force reduction in Europe for a total of approximately 51 employees was $0.3 million. The other costs consisted of $0.3 million exit costs primarily associated with facilities consolidation in Europe.

A restructuring charge of $2.1 million in the third quarter of 2005 consisted of: (i) a reduction in force at our headquarters in Anderson, Indiana, which was initiated in the third quarter of 2005; (ii) the 2003 closure of our starter and alternator manufacturing operations in Anderson, Indiana; and (iii) the consolidation of certain operations in Europe. This charge consisted of employee termination benefits, including early retirement, totaling $1.6 million and other costs of $0.5 million.

Operating Income

In the third quarter of 2006, the Company had an operating loss of $3.0 million as compared to operating income of $1.5 million in the same period of 2005, and reflects the net sales, gross profit, SG&A expense and restructuring charge factors discussed above.

Interest Expense

Interest expense was $21.5 million in the third quarter of 2006 compared to $18.0 million in the third quarter of 2005, an increase of $3.5 million. This increase is primarily related to additional borrowings under our senior credit facility, the impact of interest rate increases on our floating rate obligations including the $125.0 million Second Priority Senior Secured Floating Rate Notes and the increased amortization of deferred financing costs.

Income Taxes

Income tax expense of $1.0 million in the third quarter of 2006 consisted of a $0.5 million provision for U.S. federal and state deferred income taxes, a reduction in domestic current state and local taxes of $0.1 million and taxes in various foreign jurisdictions of $0.6 million, net of $1.1 million reversal of tax contingency. In the third quarter of 2006, we resolved a bi-lateral advanced pricing agreement (“APA”) between Remy Korea Ltd., and Remy International Inc., and accordingly reversed the $1.1 million tax contingency. Income tax expense of $10.8 million in the third quarter of 2005 included a $6.7 million increase to the deferred tax valuation allowance and provisions for foreign taxes of $4.1 million.

Minority Interest

Minority interest in income of subsidiaries of $1.2 million in the third quarter of 2006 consisted of minority shareholder’s interest in the earnings of our joint venture with International Truck and Engine Corporation and earnings of Hubei Delphi Automotive Generators Company, Ltd., which we refer to as Hubei. The minority interest in income of these same subsidiaries for the comparable period of 2005 is $0.6 million.

Income from Unconsolidated Subsidiaries

The loss from unconsolidated subsidiaries of approximately $3.8 million in the third quarter of 2006 relates to an impairment charge of our investment in Sahney Paris Rhone Ltd., which we refer to as SPR. Income of $0.03 for the comparable period of 2005 relates to our share of income recorded by SPR.

Discontinued Operations

The net income from discontinued operations of $0.1 million in the third quarter of 2006 is comprised primarily of a gain relative to the sale of Tractech, Inc., which we refer to as Tractech, and Kraftube, Inc., which we refer to as Kraftube, in 2003. The net loss from discontinued operations of $.1 million in the third quarter of 2005 includes a $.2 million operating loss recorded by our remanufactured transmission, and contract and retail gas engine businesses offset by a $0.1 million gain relative to the sale of Tractech and Kraftube, in 2003.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Sales

Product Categories	2006	2005	Increase	% Change
Automotive OEM	$299.8	$232.7	$67.1	28.8%
Heavy duty OEM	162.2	151.6	10.6	6.9
Electrical aftermarket	418.4	376.8	41.6	11.0
Powertrain	150.5	105.6	44.9	42.5
Core services	47.6	43.2	4.4	10.1

Total Net Sales	$1,078.5	$909.9	$168.6	18.5%

Automotive OEM net sales increased due primarily to the ramp up of the alternator business and the impact of new business awards received in 2004. Heavy-duty OEM sales increased primarily due to increased volume and mix. Net OEM sales year-over-year also increased due to the North American industry practice of passing on the costs of fluctuations from the contractual price of copper and aluminum to certain of our customers. Electrical aftermarket sales increased primarily due to the acquisition of Unit Parts Company in March 2005 offset by softer market conditions. Powertrain sales increased due to higher diesel engine and parts sales, slightly offset by lower locomotive product volume. Third party sales in the core services business increased due to product mix and general market conditions.

Gross Profit

Gross profit of $129.9 million in the first nine months of 2006 increased $9.6 million, or 7.9% compared with the same period of 2005, and as a percentage of net sales was 12.0% in 2006 compared with 13.2% in 2005. During the third quarter of 2006, the Company experienced an unusual increase in warranty returns for certain heavy duty products primarily made in prior years. Accordingly, the Company revised its estimate and recorded an increase to its warranty obligation of $8.8 million (OEM $6.7 million and Electrical Aftermarket $2.1 million). The Company believes that the product issues which caused this high level of claims have since been corrected.

OEM gross profit decreased by $2.9 million due to increased warranty expense, commodity costs absorbed, and higher fuel costs. In addition, the increase in revenues due to alternator business ramp up was at lower margins. OEM gross profit for 2005 was also negatively impacted by significant startup and integration costs associated with initial sourcing of components from Korean suppliers to our Mexican operations during the third quarter of 2005. Electrical aftermarket gross profit increased $5.5 million, primarily due to the net of increased volume resulting from the UPC acquisition in March, 2005, offset by the increase in warranty expense. Additionally, 2005 Electrical aftermarket gross profit was negatively impacted by a charge of $6.0 million recorded in the second quarter of 2005 relative to a likely underpayment of U.S. import duties on remanufactured starters and alternators imported into the U.S. in the years 2000 to 2004. Powertrain gross profit increased $7.1 million resulting from increased diesel engine and parts volume, offset partially by the impact of lower locomotive product volumes. Gross profit on core services was relatively unchanged.

Selling, General and Administrative Expenses

SG&A expenses of $97.9 million in the first nine months of 2006 decreased $6.6 million, or 6.3%, from $104.5 million in the first nine months of 2005. As a percentage of net sales, SG&A expenses were 9.1% in the first nine months of 2006 compared with 11.5% in the same period of 2005, or a decrease of 2.4%. The decrease in SG&A expenses reflects costs savings associated with restructuring activities undertaken and focus on reduced spending.

Restructuring Charges

A restructuring charge of $6.4 million in the first nine months of 2006 consisted of $4.3 million of exit costs and $2.1 million for employee termination costs relative to the:

•	Elimination of a layer of senior management in Indiana and Mississippi, U.S.A.,

•	Restructuring of aftermarket operations in Europe which included consolidation of operations in Belgium from three to two facilities, and a reduction in work force including early retirements and involuntary terminations in the United Kingdom, Belgium, and Hungary for a total reduction in workforce of approximately 51 employees,

•	A reduction in force, including early retirements and involuntary terminations, at its headquarters operations in Anderson, Indiana,

•	Closure of certain manufacturing facilities in Europe,

•	And closure of two distribution centers in its core service operations.

In the first nine months of 2005, we recorded a net restructuring charge of $2.6 million relative to: (i) the 2003 closure of our starter and alternator manufacturing operations in Anderson, Indiana; (ii) the closure and consolidation of our electrical aftermarket remanufacturing and distribution facilities in Reed City, Michigan; (iii) the consolidation of certain operations in Europe; (iv) a reduction in force subsequent to the ramp up of the insourcing activities mentioned above and continued implementation of lean manufacturing initiatives at our OE operations in Mexico; and (v) the consolidation of our alternator and starter remanufacturing operations in Mississippi. This net charge consisted of employee termination benefits totaling $3.0 million, other costs of $0.7 million, a $1.1 million credit for the reversal of accrued maintenance expenses reflecting our utilization of a previously idled Anderson, Indiana facility and the renegotiation of other maintenance agreements.

Operating Income

Operating income of $25.6 million and $13.2 million in the first nine months of 2006 and 2005, respectively, reflects the net sales, gross profit, SG&A expense and restructuring charge factors discussed above.

Interest Expense

Interest expense of $62.9 million, in the first nine months of 2006, increased $12.0 million from $50.9 million in the comparable period of 2005. The increase is primarily related to additional borrowings under our senior credit facility, the impact of interest rate increases on our floating rate obligations including the $125.0 million Second Priority Senior Secured Floating Rate Notes, the imputed interest on our customer obligations and the increased amortization of deferred financing costs.

Income Taxes

Income tax expense of $4.4 million in the first nine months of 2006 consisted of $1.6 million provision for U.S. federal and state deferred income taxes, domestic current state and local taxes of $0.3 million and taxes in various foreign jurisdictions of $2.5 million, net of reversal of $1.1 million tax contingency. In the third quarter of 2006, we resolved a bi-lateral advanced pricing agreement (“APA”) between Remy Korea Ltd., and Remy International Inc., and accordingly reversed the $1.1 million tax contingency. Income tax expense of $12.4 million in the first nine months of 2005 included a $6.7 million increase to the deferred tax valuation allowance for unreserved domestic income tax assets, provisions for domestic state and local taxes of $0.4 million and taxes in various foreign jurisdictions totaling $5.3 million. In 2003, we established a valuation allowance for substantially all domestic U.S. deferred tax assets. In 2005, we recorded a valuation allowance for the remaining unreserved domestic deferred tax assets. Accordingly, we recorded a valuation allowance related to the domestic net operating loss generated in the nine months ended September 30, 2006.

Minority Interest

Minority interest in income of subsidiaries of $3.9 million in the first nine months of 2006 consisted of minority shareholders’ interests in the earnings of our joint venture with International Truck and Engine Corporation and earnings of Hubei. The minority interest in income of these same subsidiaries for the comparable period of third quarter of 2005 was $2.7 million.

Income from Unconsolidated Subsidiaries

The loss from unconsolidated subsidiaries of approximately $3.6 million for the nine months ended September 30, 2006 primarily relates to an impairment charge of $3.8 million on our investment in Sahney Paris Rhone Ltd., which we refer to as SPR. Income of $0.2 for the comparable period of 2005 relates to our share of income recorded by SPR.

Discontinued Operations

For the nine months ended September 30, 2006, we recorded a gain on disposal of $0.3 million relative to the sale of Automatic Transmission International A/S in 2005, Tractech, Inc. and Kraftube, Inc. in 2003. Additional gains may be recognized relative to the sale of Tractech, Inc. and Krafttube, Inc. based on the financial performance of these businesses in 2006 through 2008.

The loss from discontinued operations of $0.5 million in the first nine months of 2005 consisted of operating results recorded by our remanufactured transmission and contract and retail gas engine businesses. In the second quarter of 2005, we completed the sale of our automatic transmission remanufacturing business, AMT. The estimated loss on the sale of this business of $2.2 million recorded in 2004 was reduced by $0.4 million in the second quarter of 2005 as a result of the sale. We recorded an additional gain of $0.4 million in the first nine months of 2005 relative to the sale of Tractech and Kraftube in 2003.

Liquidity and Capital Resources

Our short-term liquidity needs include required debt service (including capital lease payments), normal daily operating expenses, working capital requirements, the payment of customer obligations and the funding of capital expenditures and restructuring actions. Long-term liquidity requirements consist primarily of principal payments of long-term debt and may be affected by payments for contingent earn-out arrangements relative to the acquisition of UPC. These contingent earn-out payments are based on incremental financial performance objectives in excess of the current performance of the combined Electrical Aftermarket business and are to be paid over a four-year period. The first measurement year of the earn-out did not result in the recording of any liability and the amount of future contingent consideration, if any, is not currently determinable. Our contractual obligations are provided in the table under the section “Contractual Obligations, Contingent Liabilities and Commitments” appearing below. Our principal payments on long-term capital lease obligations are presented in Note 11 to our consolidated financial statements under Item 8 of our 2005 Form 10-K.

Our principal sources of cash to fund our short-term liquidity needs consist of cash generated by operations and borrowings under our senior credit facility. The senior credit facility is collateralized by liens on substantially all of our assets and substantially all of the assets of our domestic and certain of our foreign subsidiaries and by the capital stock of such subsidiaries. At September 30, 2006, the borrowings under the revolving credit facility were comprised of $40 million at a LIBOR rate of 7.33%, $2.4 million at a prime rate of 8.25% and letters of credit totaled $8.5 million. Based on the collateral supporting the senior credit facility at September 30, 2006, $93.3 million was available, net of letters of credit. At September 30, 2006, borrowings outstanding under the term loan of the Senior Credit Facility were $80 million, reflected on the condensed consolidated balance sheet net of the unamortized portion of the original issue discount of $1.7 million. The interest rate on borrowings outstanding under the term loan portion of the credit facility at September 30, 2006 was approximately 11.40%.

We participate in programs that accelerate the collection of accounts receivable. Under these programs, we sell the accounts of certain aftermarket customers to banks, on a non-recourse basis, at a discount. At September 30, 2006 and December 31, 2005, the increase in receivables in the U.S. that would occur if these programs were discontinued would be approximately $40.8 million and $47.0 million, respectively. These calculations are based upon payment terms agreed to with a customer if these programs were discontinued. Additionally, at September 30, 2006 and December 31, 2005, we had approximately $10.9 million and $11.0 million, respectively, factored in Europe. In December 2005, a non recourse factoring program specific to one of our customers was terminated.

The Company had approximately $47 million and $37 million in accounts receivable from General Motors Corporation at September 30, 2006, and December 31, 2005, respectively. This represents approximately 23% and 20% of total trade accounts receivable, net at September 30, 2006 and December 31, 2005.

As of September 30, 2006 we had current assets of $544.9 million and current liabilities of $437.0 million, or a working capital surplus of $107.9 million. As of December 31, 2005 we had current assets of $487.2 million and current liabilities of $358.5 million, or a working capital surplus of $128.7 million.

During the nine months ended September 30, 2006, the Company experienced operating results at a level less than anticipated, but higher than the comparable prior year period. The Company performs its annual impairment test for assets in the fourth quarter each year, which requires us to re-evaluate certain assumptions in determining fair value, including assumptions about the future cash flows of our businesses.

We believe that cash generated from operations, together with the amounts available under the senior credit facilities and other borrowings, will be adequate to meet our debt service, capital expenditure, restructuring and working capital requirements for 2006.

On a net loss of $48.8 million, cash provided by operating activities during the first nine months of 2006 totaled $19.3 million. These operating cash flows included a net increase in working capital (including trade accounts receivable, payable, inventories, and other current assets and liabilities) of $34.2 million from year end 2005. Accounts receivable increased $17.0 million and accounts payable increased $32.1 million in the first nine months of 2006 due primarily to support higher sales. In comparison, inventories increased by $10.8 million in the first nine months of 2006 in spite of higher sales volume as a result of increased focus on supply chain management. The net increase in other current assets and liabilities of $30.1 million primarily reflects the increase in accrued interest of $12.3 million, due to increased use of credit facilities, timing of interest payments and an increase in the company’s accrued warranty liability of $12.1 million. Cash restructuring payments of $12.0 million in the first nine months of 2006 consisted primarily of $5.6 million for the settlement of the UAW matter and other employee termination payments. Depreciation and amortization and non-cash interest expense was $31.4 million. All other items totaled $14.4 million.

Cash used in operating activities of continuing operations of $27.3 million in the first nine months of 2005 reflected a $6.6 million increase in net working capital (consisting of accounts receivable, inventory, accounts payable and other current assets and liabilities) from year end 2004 and cash restructuring payments of $4.2 million. Accounts receivable increased $14.8 million in the first nine months of 2005 due primarily to stronger heavy duty OEM, diesel engine and locomotive sales. Inventories decreased $5.7 million in the first nine months of 2005 due primarily to strong heavy duty OEM shipments, partially offset by lower electrical aftermarket sales. Accounts payable increased $1.2 million from year end 2004. The net change in other current assets and liabilities of $14.6 million reflected timing of interest payments and the accrual of $6.0 million of duty expense in the second quarter of 2005 relative to possible underpayment of U.S. duties on remanufactured starters and alternators imported into the U.S. in the years 2000 to 2004, partially offset by the payment of customer obligations. Customer obligation payments in the first nine months of 2006 and 2005 totaled approximately $14.0 and $15.0 million, respectively. Cash restructuring payments of $4.2 million in the first nine months of 2005 consisted of $3.0 million of employee termination benefits relative to the 2003, 2004 and 2005 restructuring actions and $1.2 million of other items. All other non-cash and reconciling items totaled $29.7 million.

Cash used for investing activities totaled $19.9 million for the nine month period ended September 30, 2006. This includes $18.1 million for the purchase of property, plant and equipment, $2.1 million for the acquisition of the remaining assets relating to the acquisition of Delphi Corporation’s light vehicle alternator business, offset by $0.3 million from the net proceeds on sale of businesses and assets. Cash used for investing activities totaled $84.4 million for the nine month period ended September 30, 2005. This includes $27.7 million for the purchase of property, plant and equipment, $57.3 million primarily for the acquisition Unit Parts Company, offset by $0.6 million from the net proceeds on sale of businesses and assets. Capital expenditures in both 2006 and 2005 were primarily for production, engineering and distribution equipment and include investments associated with the launch of new products.

Cash provided by financing activities from continuing operations of $7.1 million and $76.9 million in the nine months ended September 30, 2006 and 2005, respectively, consisted primarily of borrowings under our senior credit facility.

Contingencies

We are a party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. For a description of certain of our legal proceedings, see Note 13 to the Condensed Consolidated Financial Statements in Item 1 of Part I.

Contractual Obligations and Contingent Liabilities and Commitments

Our contractual obligations as of September 30, 2006 are provided in the following table (dollars in millions):

	Payments Due by Period
Contractual Obligations	Total	Balance of 2006		2007 - 2009		2010 - 2011	After 2011
Long-Term Debt (1)	$744	$6	(2)	$585	(2)	$1	$152
Capital Lease Obligations	8	—		1		1	6
Customer Obligations(3)	60	9		30		13	8
Pension Funding(4)	3	—		3		—	—
Other Post Retirement Benefits Funding	11	1		3		2	5
Operating Leases	41	2		22		8	9
Employee Termination Benefits	7	6		1		—	—
Other	4	1		3		—	—

Total Contractual Cash Obligations	$878	$25		$648		$25	$180

(1)	These amounts include indebtedness outstanding under our senior notes, senior subordinated notes, senior secured floating rate notes and other debt.
(2)	Includes $3 million for the balance of 2006 and $19 million for 2007 related to foreign revolving credit agreements which normally will be renewed in 2006 and 2007 with maturity dates of one year or less.
(3)	Customer obligations consist of $18 million of current liabilities and $39 million of non current liabilities.
(4)	Amounts beyond 2007 are not currently estimable. In the second quarter of 2006, we filed for a pension funding waiver for our 2006 contributions. For further information see Note 9 to our consolidated financial statements under Item 1 of this Form 10-Q. Amount presented represents minimum estimated funding requirement if the funding waiver is approved for 2007.

In addition to the contractual obligations disclosed above, we have a variety of other contractual agreements related to the procurement of materials and other commitments. With respect to these agreements, we are not subject to any contracts that commit us to significant non-cancelable commitments. With respect to agreements related to the procurement of inventory used in our manufacturing and remanufacturing processes, we had approximately $70 million to $90 million of open purchase orders at September 30, 2006.

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

Foreign Operations

Approximately 21% of our net sales, in the nine months ending September 30, 2006, were derived from net sales made in foreign countries. We also have manufacturing and other operations located in certain foreign countries. Because of these foreign sales and operations, our business is subject to the risks of doing business abroad, including currency exchange rate fluctuations, limits on repatriation of funds, transportation and delivery risks, compliance with foreign laws and other economic and political uncertainties.

Forward-Looking Statements

From time to time, we make oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, which we refer to as the Act, or by the Securities and Exchange Commission, which we refer to as the SEC, in its rules, regulations and releases. We desire to take advantage of the “safe harbor” provisions in the Act for forward-looking statements made from time to time, including, but not limited to, the forward-looking statements relating to our future performance contained in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2005, and in other filings with the SEC. Any statements set forth in writing or orally by us, other than statements of current or historical fact, may constitute forward-looking statements. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “will” and similar expressions. We caution readers that forward-looking statements involve risks, uncertainties, and other factors that may cause our actual results and performance to differ materially from any future results or performance expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others, the following:

•	acquisitions;

•	development of new products and services;

•	the effect of competitive products or pricing;

•	costs and difficulties related to integrations of acquired businesses;

•	pending and future legal proceedings, including environmental regulatory matters;

•	reliance upon or loss of a major customer;

•	international operating and supply risks;

•	weather conditions, including their impact on demand for our aftermarket products;

•	foreign exchange rate changes;

•	transportation and related fuel costs;

•	effectiveness of restructuring and cost saving initiatives;

•	labor relations;

•	the ability to obtain and maintain adequate prices for our products;

•	our substantial indebtedness and limitations under debt agreements;

•	costs for pension and post retirement benefit plans;

•	the effect of economic conditions and other uncertainties, including the current conditions in the Light-Duty OEM Market and Electrical Aftermarket;

•	customs duties claims;

•	costs and risks relative to enterprise resource planning implementations;

•	costs related to re-sourcing and outsourcing products;

•	bankruptcy filings, financial uncertainties and labor disruptions affecting suppliers and customers;

•	uncertainty of future financial results;

•	additional financing requirements and ability to make required interest payments;

•	the incremental liquidity provided by the term loan, subject to borrowing base and other limitations on our ability to borrow under our revolving credit facilities or otherwise;

•	dispositions;

•	the effect of commodity, raw material prices and energy costs;

•	the impact of supply chain cost management initiatives;

•	litigation uncertainty and warranty claims; and

•	the effect of economic conditions and other uncertainties detailed from time to time in our filings with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2006, there have been no material changes in our market risk exposure as described in Item 7A contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

(a)	The Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting it to material information required to be included in the Company’s periodic SEC reports.

(b)	In addition, the Company reviewed its internal controls, and, other than as described below, there have been no significant changes during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently implementing a global Enterprise Resource Planning system.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to various legal actions in the normal course of our business, including those related to commercial transactions, product liability, safety, health, taxes, environmental and other matters.

HCSPay Litigation

On January 16, 2006, we initiated litigation in the Circuit Court of Oakland County, Michigan against Hennessey Capital, LLC; HCSPay, LLC; and SurGen, LLC (we refer to the preceding three entities collectively as “Hennessey”) and against Surge Capital; Lancelot Investors Fund LP; Lancelot Investment Management, LLC; AGM II, LLC; and John Maselli (we refer to the preceding five entities collectively as “Surge”). This litigation seeks the return of approximately $6.1 million that we believe is owed to us under a factoring agreement that we entered into with Hennessey plus punitive damages and costs. We allege claims against Hennessey for breach of contract and breach of fiduciary duty. We allege claims against Surge for conversion, unjust enrichment, declaratory judgment, and constructive trust and seek the return of our funds plus punitive damages and costs. In response to our Complaint, the Surge entities moved for summary disposition, asserting that they were within their rights to sweep the account pursuant to their control agreement with HCSPay. On June 14, 2006, the Court denied the Surge entities’ motion. Surge has not yet filed an answer. On June 13, 2006, certain of the Hennessey entities filed cross-claims under tort and contract theories against Surge. Hennessey also asserts that only HCSPay — the entity that signed the factoring agreement — can be liable to us. The parties are proceeding with discovery. This matter is ongoing, and we are pursuing our claims vigorously. At September 30, 2006, we had $6.1 million recorded as other receivable related to this matter.

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

Item 1A. Risk Factors

For information regarding risk factors, refer to Part I, Item A as presented in the 2005 Annual Report on Form 10-K. There has been no material changes in the Company’s risk factors during the nine months ended September 30, 2006.

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

REMY INTERNATIONAL, INC.
(Registrant)

Date: November 10, 2006	By:	/s/ Kerry A. Shiba
Kerry A. Shiba,
Senior Vice President and
Chief Financial Officer

Date: November 10, 2006	By:	/s/ Amitabh Rai
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