Form 10-Q
period 2012-09-30
REMY INTERNATIONAL, INC.
filed 2012-11-05
CIK 1046859

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 001-13683

Remy International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-1909253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

600 Corporation Drive, Pendleton, IN 46064
(Address of principal executive offices)

(765) 778-6499
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
 As of October 30, 2012, the number of shares outstanding of the registrant's Common Stock was 31,867,847.

Part I - Financial Information
Item 1.    Financial Statements
Remy International, Inc.
Consolidated balance sheets

	September 30,	December 31,
(In thousands, except share information)	2012	2011
Assets:	(unaudited)
Current assets:
Cash and cash equivalents	$95,377	$91,684
Trade accounts receivable (less allowances of $1,835 and $1,612)	193,443	190,943
Other receivables	16,168	15,815
Inventories	146,556	152,000
Deferred income taxes	36,064	6,188
Prepaid expenses and other current assets	15,100	10,046
Total current assets	502,708	466,676

Property, plant and equipment	220,193	211,722
Less accumulated depreciation and amortization	(80,728)	(72,551)
Property, plant and equipment, net	139,465	139,171

Deferred financing costs, net of amortization	5,195	6,179
Goodwill	271,418	271,418
Intangibles, net	103,553	111,580
Other noncurrent assets	66,216	34,495
Total assets	$1,088,555	$1,029,519

Liabilities and Equity:
Current liabilities:
Short-term debt	$10,464	$14,243
Current maturities of long-term debt	3,354	10,268
Accounts payable	147,869	155,474
Accrued interest	228	79
Accrued restructuring	3,939	2,925
Other current liabilities and accrued expenses	113,763	144,120
Total current liabilities	279,617	327,109

Long-term debt, net of current maturities	284,930	286,680

Postretirement benefits other than pensions	1,741	1,918
Accrued pension benefits	29,361	31,060
Deferred income taxes	2,640	27,734
Other noncurrent liabilities	35,280	37,674

Equity:
Remy International, Inc. stockholders' equity:
Common stock, Par value of $0.0001; 31,867,847 shares outstanding at September 30, 2012, and 31,467,367 shares outstanding at December 31, 2011	3	3
Treasury stock, at cost; 119,521 treasury shares at September 30, 2012, and 116,057 treasury shares at December 31, 2011	(23)	—
Additional paid-in capital	322,101	316,801
Retained earnings	173,743	57,433
Accumulated other comprehensive loss	(51,778)	(65,730)
Total Remy International, Inc. stockholders' equity	444,046	308,507
Noncontrolling interest	10,940	8,837
Total equity	454,986	317,344
Total liabilities and equity	$1,088,555	$1,029,519

See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011

Net sales	$277,401	$300,363	$865,282	$910,275
Cost of goods sold	222,592	243,702	686,943	700,219
Gross profit	54,809	56,661	178,339	210,056

Selling, general, and administrative expenses	30,103	36,450	97,891	103,096
Intangible assets impairment charges	—	5,600	—	5,600
Restructuring and other charges	5,374	783	8,964	1,364
Operating income	19,332	13,828	71,484	99,996

Interest expense	7,283	7,740	21,047	23,637
Income before income taxes	12,049	6,088	50,437	76,359

Income tax expense (benefit)	(85,310)	4,244	(74,410)	13,649
Net income	97,359	1,844	124,847	62,710

Less net income attributable to noncontrolling interest	827	647	2,164	2,730
Net income attributable to Remy International, Inc.	96,532	1,197	122,683	59,980

Preferred stock dividends	—	—	—	(2,114)
Loss on extinguishment of preferred stock	—	—	—	(7,572)
Net income attributable to common stockholders	$96,532	$1,197	$122,683	$50,294

Basic earnings per share:
Earnings per share	$3.15	$0.04	$4.01	$1.75
Weighted average shares outstanding	30,638	30,063	30,595	28,760
Diluted earnings per share:
Earnings per share	$3.11	$0.04	$3.97	$1.70
Weighted average shares outstanding	30,993	30,926	30,864	29,597
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of comprehensive income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands):	2012	2011	2012	2011

Net income	$97,359	$1,844	$124,847	$62,710
Other comprehensive income (loss):
Foreign currency translation adjustments	2,200	(10,329)	(158)	(3,606)
Currency forward contracts, net of tax	4,687	(10,775)	11,544	(9,921)
Commodity contracts, net of tax	909	(11,624)	2,798	(17,907)
Employee benefit plans, net of tax	(22)	(560)	(293)	(1,682)
Total other comprehensive income (loss), net of tax	7,774	(33,288)	13,891	(33,116)
Comprehensive income	105,133	(31,444)	138,738	29,594
Less: Comprehensive income attributable to noncontrolling interest	827	647	2,164	2,730
Less: Other Comprehensive income (loss) attributable to noncontrolling interest- Foreign currency translation	(26)	135	(61)	302
Comprehensive income attributable to Remy International, Inc.	$104,332	$(32,226)	$136,635	$26,562
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of cash flows
(Unaudited)

	Nine months ended September 30,
(In thousands of dollars)	2012	2011
Cash flows from operating activities:
Net Income	$124,847	$62,710
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28,010	26,126
Amortization of debt issuance costs	1,326	1,357
Noncash compensation expense	5,419	4,038
Deferred income taxes	(83,537)	(1,748)
Accrued pension and postretirement benefits, net	(2,515)	(3,435)
Intangible assets impairment charges	—	5,600
Restructuring and other charges	8,964	1,364
Cash payments for restructuring charges	(5,671)	(899)
Other	(2,000)	(1,028)
Changes in operating assets and liabilities, net of restructuring charges:
Accounts receivable	(2,980)	(9,391)
Inventories	5,247	(7,739)
Accounts payable	(6,693)	(2,809)
Other current assets and liabilities, net	(16,493)	(11,231)
Other noncurrent assets, liabilities, and other	(14,932)	(8,562)
Net cash provided by operating activities	38,992	54,353

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,160)	(15,134)
Proceeds on sale of assets	268	—
Government grant proceeds related to capital expenditures	941	1,318
Net cash used in investing activities	(16,951)	(13,816)

Cash flows from financing activities:
Change in short-term debt and revolver	(4,030)	(26,569)
Payments made on long-term debt, including capital leases	(9,572)	(2,508)
Proceeds from capital lease obligation	565	—
Distributions to noncontrolling interests, net	—	(2,166)
Net proceeds from common stock rights offering	—	122,177
Common stock repurchase	(23)	—
Dividend payments on common stock	(6,128)	—
Dividend payments on preferred stock	—	(37,399)
Cash payments on redemption of preferred stock	—	(44,869)
Debt issuance costs	—	(141)
Net cash (used in) provided by financing activities	(19,188)	8,525

Effect of exchange rate changes on cash and cash equivalents	840	(2,979)
Net increase in cash and cash equivalents	3,693	46,083
Cash and cash equivalents at beginning of period	91,684	37,514
Cash and cash equivalents at end of period	$95,377	$83,597
Supplemental information:
Noncash investing and financing activities
Purchases of property, plant and equipment in accounts payable	$2,670	$2,297
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Notes to unaudited condensed consolidated financial statements

1. Description of the business

Business
Remy International, Inc. (together with its subsidiaries, “we”, “our”, “us”, “Remy” or the “Company”) is a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles. We sell our products worldwide primarily under the “Delco Remy”, “Remy”, and “World Wide Automotive” brand names and our customers' widely recognized private label brand names. Our products include light-duty and heavy-duty starters and alternators for both the original equipment and the remanufactured markets, and hybrid power technology. These products are principally sold or distributed to original equipment manufacturers (“OEMs”) for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. We sell our products principally in North America, Europe, Latin America and Asia-Pacific. We are one of the largest producers in the world of remanufactured starters and alternators for the aftermarket. Our remanufacturing operations obtain failed products, commonly known as cores, from our customers as returns. These cores are an essential material needed for the remanufacturing operations. We have expanded our operations to become a low cost, global manufacturer and remanufacturer with a more balanced business mix between the aftermarket and the original equipment market, especially in the heavy duty OEM market, since we separated from General Motors Corporation (“GM”) in 1994, when we were essentially an original equipment supplier predominantly to GM.

In general, our business is influenced by the underlying trends in the automobile, light truck, and heavy-duty truck, construction and industrial markets. We have been able to reduce the cyclical nature of some of our businesses with the diversity of OEM markets between the automotive, heavy-duty truck and industrial markets by focusing on our remanufacturing capabilities and our aftermarket business.

The automotive parts market is highly competitive. Competition is based primarily on quality of products, service, delivery, technical support and price. Most OEMs and aftermarket distributors source parts from one or two suppliers and we compete with a number of companies who supply automobile manufacturers throughout the world.

On August 14, 2012, Fidelity National Financial, Inc. (NYSE:FNF), a leading provider of title insurance, mortgage services and restaurant and diversified services, purchased additional shares of Remy International, Inc. common stock, thereby increasing its ownership position above 50%. As a result, FNF will begin consolidating the financial results of Remy and will include those results in the third quarter of 2012. As of September 30, 2012, FNF held a 51% ownership interest in Remy, comprised of 16,342,508 shares of our common stock. Additionally, FNF and related subsidiaries held $28,773,000 in our Term B loan as of September 30, 2012.

As of December 31, 2011, FNF held a 47% ownership interest in Remy, comprised of 14,805,195 shares of our common stock. Additionally, FNF and related subsidiaries held $29,700,000 principal amount of our Term B loan as of December 31, 2011.

During the year ended December 31, 2011, FNF acquired an additional 9,870,130 shares of our common stock in our rights offering. In connection with the rights offering, FNF exchanged 42,359 shares of our Series A and Series B preferred shares and board members exchanged 565 shares of our Series B preferred shares for common stock. The remaining preferred shares owned by the board members were redeemed on January 31, 2011.

2. Summary of significant accounting policies

Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These statements include all adjustments (consisting of normal recurring adjustments)that management believes are necessary to present fairly our financial position, results of operations, and cash flows. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2011.

Operating results for the interim periods presented in this report are not necessarily indicative of the results that may be expected for any future interim period or for the full year.

Remy International, Inc. emerged from bankruptcy effective December 6, 2007. Accordingly, we applied the freshstart accounting provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 852, Reorganizations, at that date.

Evaluation of Subsequent Events
We have evaluated subsequent events in connection with our September 30, 2012 consolidated interim financial statements. See Note 14 for disclosure of subsequent events.

Use of Estimates
The preparation of the consolidated financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the year. Actual results could differ from these estimates.

Government Grants
We record government grants when there is reasonable assurance that the grant will be received and we will comply with the conditions attached to the grants received. Grants related to income are recorded as an offset to the related expense in the accompanying statements of operations. Grants related to assets are recorded as deferred revenue and recognized on a straight-line basis over the useful life of the related asset. We continue to evaluate our compliance with the conditions attached to the related grants.

On August 5, 2009, the United States government announced its intention to enter into negotiations with us regarding the awarding of a grant to us of approximately $60,200,000 for investments in equipment and manufacturing capability to manufacture electric drive motor technology for use in electric drive vehicles. The grant will reimburse certain capital expenditures, labor, subcontract, and other allowable costs at a rate of fifty percent (50%) of the amount expended during a three-year period. In March 2011, the grant was extended through December 16, 2013. As of September 30, 2012, we had $25,876,000 of the grant award remaining.

In addition, we received various grants and subsidies from foreign jurisdictions during the three and nine month periods ended September 30, 2012, and 2011.

As of September 30, 2012, we had deferred revenue of $7,561,000 related to government grants and $6,012,000 as of December 31, 2011. The amounts recognized in the accompanying consolidated statements of operations as government grants were as follows (in thousands of dollars):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Reduction of cost of goods sold	$1,256	$1,255	$3,712	$4,151
Reduction of selling, general, and administrative expenses	$1,299	$1,532	$5,142	$5,525

Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable is stated at net realizable value, which approximates fair value. Substantially all of our trade accounts receivable are due from customers in the original equipment and aftermarket automotive industries, both domestically and internationally. Trade accounts receivable include notes receivable of $25,154,000 and $25,367,000 as of September 30, 2012 and December 31, 2011, respectively. Trade accounts receivable is reduced by an allowance for amounts that are expected to become uncollectible in the future and for disputed items. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for doubtful customer accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is developed based on several factors including customers' credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty
We provide certain warranties relating to quality and performance of our products. An allowance for the estimated future cost of product warranties and other defective product returns is based on management's estimate of product failure rates and customer eligibility. If these factors differ from management's estimates, revisions to the estimated warranty liability may be required. The specific terms and conditions of the warranties vary depending upon the customer and the product sold.

Earnings Per Share
Basic earnings per share is calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares outstanding plus the assumed issuance of common shares and related adjustment to net income attributable to common stockholders related to all potentially dilutive securities. For the three months ended September 30, 2012, and 2011, in applying the treasury stock method, equivalent shares of unvested restricted stock and restricted stock units of 355,268 and 863,352 shares, respectively, were included in the weighted average shares outstanding in the diluted calculation. For the nine months ended September 30, 2012, and 2011, in applying the treasury stock method, equivalent shares of unvested restricted stock and restricted stock units of 268,633 and 836,830 shares, respectively, were included in the weighted average shares outstanding in the diluted calculation.

Recent Accounting Adoptions
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which supersedes changes to those paragraphs in Update 2011-05 that pertain to how, when and where reclassification adjustments are presented. ASU No. 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retroactively. We adopted this guidance on January 1, 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

New Accounting Pronouncements
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of ASU No. 2011-11 is expected to increase our disclosures, but is not expected to have an impact on our consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. ASU No. 2012-02 is effective for annual reporting periods beginning on or after September 15, 2012 and interim periods within those annual periods. The adoption of this guidance is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

3. Fair value measurements
FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FASB ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1: Observable inputs such as quoted prices in active markets;
Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
An asset's or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in FASB ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).
Assets and liabilities remeasured and disclosed at fair value on a recurring basis as of September 30, 2012, and December 31, 2011, are set forth in the table below:

	As of September 30, 2012			As of December 31, 2011
(In thousands of dollars)	Asset/ (liability)	Level 2	Valuation technique	Asset/ (liability)	Level 2	Valuation technique
Interest rate swap contracts	$(2,774)	$(2,774)	C	$(4,157)	$(4,157)	C
Foreign exchange contracts	2,738	2,738	C	(11,732)	(11,732)	C
Commodity contracts	(848)	(848)	C	(5,404)	(5,404)	C
We calculate the fair value of our interest rate swap contracts, commodity contracts and foreign currency contracts using quoted interest rate curves, quoted commodity forward rates and quoted currency forward rates. For contracts which, when aggregated by counterparty, are in a liability position, the discount rates are adjusted by the credit spread that market participants would apply if buying these contracts from our counterparties.

In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets (see Notes 6, 7 and 11). We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on our assumptions as observable inputs are not available. As such, we have determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

4. Financial instruments
Foreign currency risk
We manufacture and sell our products primarily in North America, South America, Asia, Europe and Africa. As a result our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we manufacture and sell our products. We generally try to use natural hedges within our foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, we consider managing certain aspects of our foreign currency activities through the use of foreign exchange contracts. We primarily utilize forward exchange contracts with maturities generally within twenty-four months to hedge against currency rate fluctuations, some of which are designated as hedges. As of September 30, 2012, and December 31, 2011, we had the following outstanding foreign currency contracts that were entered into to hedge forecasted purchases and revenues, respectively:

(In thousands)	Currency denomination
	September 30,	December 31,
Foreign currency contract	2012	2011
South Korean Won Forward	$50,977	$41,287
Mexican Peso Contracts	$65,461	$58,892
Brazilian Real Forward	$6,133	$11,400
Hungarian Forint Forward	€9,424	€19,400
Great Britain Pound Forward	£1,670	£1,850
Accumulated unrealized net gains of $2,032,000 and accumulated unrealized net losses of $(9,513,000) were recorded in accumulated other comprehensive income (loss) (AOCI) as of September 30, 2012, and December 31, 2011, respectively. As of September 30, 2012, gains of $1,573,000 are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during the nine months ended September 30, 2012, and 2011, respectively was immaterial. Prior to December 31, 2011, we had a Mexican Peso collar in place that was an undesignated hedge, and the changes in the fair value were recorded as cost of goods sold in the statement of operations during 2011.
Interest rate risk
During 2010, we entered into an interest rate swap agreement in respect of 50% of the outstanding principal balance of our Term B Loan under which we swap a variable LIBOR rate with a floor of 1.750% to a fixed rate of 3.345%. The Term B Loan $150,000,000 notional value interest rate swap expires December 31, 2013. Due to the significant value of the terminated swaps which were rolled into this swap, this interest rate swap is an undesignated hedge and changes in the fair value are recorded as interest expense in the accompanying consolidated statements of operations.
The interest rate swaps reduce our overall interest rate risk. However, due to the remaining outstanding borrowings on the Term B Loan and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to us could be material if there are significant adverse changes in interest rates.
Commodity price risk
Our production processes are dependent upon the supply of certain components whose raw materials are exposed to price fluctuations on the open market. The primary purpose of our commodity price forward contract activity is to manage the volatility associated with forecasted purchases. We monitor our commodity price risk exposures regularly to maximize the overall effectiveness of our commodity forward contracts. The principal raw material hedged is copper. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to twenty-four months in the future. Additionally, we purchase certain commodities during the normal course of business which result in physical delivery and are excluded from hedge accounting.
We had thirty-five commodity price hedge contracts outstanding at September 30, 2012, and thirty-nine commodity price hedge contracts outstanding at December 31, 2011, with combined notional quantities of 5,769 and 4,882 metric tons of copper, respectively. These contracts mature within the next fifteen months. These contracts were designated as cash flow hedging instruments. Accumulated unrealized losses of $(842,000) and $(5,326,000) were recorded in AOCI as of September 30, 2012, and December 31, 2011, respectively. As of September 30, 2012, losses of $(549,000) are expected to be reclassified to the accompanying consolidated statement of operations within the next 12 months. Hedge ineffectiveness during the three and nine month periods ended September 30, 2012, and 2011, was immaterial.
Other
We present our derivative positions and any related material collateral under master netting agreements on a net basis.
For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the change in fair value method, are recognized in the accompanying consolidated statements of operations. Derivative gains and losses included in AOCI for effective hedges are reclassified into the accompanying consolidated statements of operations upon recognition of the hedged transaction.
Any derivative instrument designated initially, but no longer effective as a hedge, or initially not effective as a hedge, is recorded at fair value and the related gains and losses are recognized in the accompanying consolidated statements of operations. Our undesignated hedges are primarily foreign currency hedges as the entity with the derivative transaction does not bear the foreign currency risk, and our interest rate swaps whose fair value at inception of the instrument due to the rollover of existing interest rate swaps resulted in ineffectiveness. The following table discloses the fair values and balance sheet locations of our derivative instruments:

	Asset derivatives			Liability derivatives
	Balance sheet location	September 30,	December 31,	Balance sheet location	September 30,	December 31,
(In thousands of dollars)		2012	2011		2012	2011
Derivatives designated as hedging instruments:
Commodity contracts	Prepaid expenses and other current assets	$882	$80	Other current liabilities and accrued expenses	$1,443	$5,620
Commodity contracts	Other noncurrent assets	—	136	Other noncurrent liabilities	287	—
Foreign currency contracts	Prepaid expenses and other current assets	2,243	1,315	Other current liabilities and accrued expenses	112	12,947
Foreign currency contracts	Other noncurrent assets	611	—	Other noncurrent liabilities	4	100
Total derivatives designated as hedging instruments		$3,736	$1,531		$1,846	$18,667

Derivatives not designated as hedging instruments:
Interest rate swap contracts	Prepaid expenses and other current assets	$—	$—	Other current liabilities and accrued expenses	$1,699	$2,209
Interest rate swap contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	1,075	1,948
Total derivatives not designated as hedging instruments		$—	$—		$2,774	$4,157

 The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended September 30, 2012 (in thousands of dollars):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$958	Cost of goods sold	$(1,637)	Cost of goods sold	$29
Foreign currency contracts	5,316	Cost of goods sold	(580)	Cost of goods sold	—
	$6,274		$(2,217)		$29

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap	Interest expense	$(86)

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended September 30, 2011 (in thousands of dollars):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(10,232)	Cost of goods sold	$1,392	Cost of goods sold	$(124)
Foreign currency contracts	(12,852)	Cost of goods sold	767	Cost of goods sold	—
	$(23,084)		$2,159		$(124)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Foreign currency contracts	Cost of goods sold	$(3,520)
Interest rate swap contracts	Interest expense	(509)

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the nine months ended September 30, 2012 (in thousands of dollars):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$1,143	Cost of goods sold	$(3,341)	Cost of goods sold	$18
Foreign currency contracts	9,698	Cost of goods sold	(3,627)	Cost of goods sold	—
	$10,841		$(6,968)		$18

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap	Interest expense	$(408)

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the nine months ended September 30, 2011 (in thousands of dollars):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(10,236)	Cost of goods sold	$7,671	Cost of goods sold	$(124)
Foreign currency contracts	(9,811)	Cost of goods sold	2,959	Cost of goods sold	—
	$(20,047)		$10,630		$(124)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Foreign currency contracts	Cost of goods sold	$(2,432)
Interest rate swap contracts	Interest expense	(1,511)

Concentrations of credit risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of accounts receivable and cash investments. We require placement of cash in financial institutions evaluated as highly creditworthy. Our customer base includes global light and commercial vehicle manufacturers and a large number of retailers, distributors and installers of automotive aftermarket parts. Our credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration.
Accounts receivable factoring arrangements
We have entered into factoring agreements with various domestic and European financial institutions to sell our accounts receivable under nonrecourse agreements. These are treated as a sale. The transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any domestic accounts after the factoring has occurred. We do not have any servicing assets or liabilities. We utilize factoring arrangements as an integral part of financing for us. The cost of factoring such accounts receivable is reflected in the accompanying consolidated statements of operations as interest expense with other financing costs. The cost of factoring such accounts receivable for the three months ended September 30, 2012, and 2011, was $1,689,000, and $1,575,000, and for the nine months ended September 30, 2012, and 2011, was $4,107,000, and $5,143,000, respectively. Gross amounts factored under these facilities as of September 30, 2012, and December 31, 2011, were $173,839,000, and $204,453,000, respectively. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition.
5. Inventories
Net inventories consisted of the following:

	September 30,	December 31,
(In thousands of dollars)	2012	2011
Raw materials	$48,265	$51,974
Core inventory	27,342	26,715
Work-in-process	11,115	9,844
Finished goods	59,834	63,467
	$146,556	$152,000

Raw materials also include materials consumed in the manufacturing and remanufacturing process, but not directly incorporated into the finished products.
6. Property, plant and equipment
Depreciation and amortization expense of property, plant, and equipment for the nine months ended September 30, 2012, and 2011, was $14,046,000, and $14,280,000, respectively.

7. Goodwill and other intangible assets
The following table represents the carrying value of other intangible assets:

	As of September 30, 2012			As of December 31, 2011
(In thousands of dollars)	Carrying value	Accumulated amortization	Net	Carrying value	Accumulated amortization	Net
Definite-life intangibles:
Intellectual property	$13,624	$3,896	$9,728	$12,705	$3,508	$9,197
Customer relationships	35,500	14,678	20,822	35,500	13,170	22,330
Customer contract	95,424	70,621	24,803	90,406	58,553	31,853
Total	144,548	89,195	55,353	138,611	75,231	63,380
Indefinite-life intangibles:
Trade names	48,200	—	48,200	48,200	—	48,200
Intangible assets, net	$192,748	$89,195	$103,553	$186,811	$75,231	$111,580
Goodwill	$271,418	$—	$271,418	$271,418	$—	$271,418

Definite-lived intangible assets are being amortized to reflect the pattern of economic benefit consumed.
We perform impairment testing annually or more frequently when events or circumstances indicate that the carrying amount of the above intangibles may be impaired.
8. Other noncurrent assets
Other noncurrent assets primarily consisted of core return rights of $32,987,000 and deferred tax assets of $26,925,000 as of September 30, 2012. Other noncurrent assets primarily consisted of core return rights of $28,941,000 and deferred tax assets of $1,789,000 as of December 31, 2011.

9. Other current liabilities and accrued expenses
Other current liabilities and accrued expenses consist of the following:

	September 30,	December 31,
(In thousands of dollars)	2012	2011
Accrued warranty	$27,204	$25,609
Accrued wages and benefits	17,674	32,486
Current portion of customer obligations	8,080	8,388
Rebates, stocklifts, discounts and returns	20,435	16,645
Current deferred revenue	2,851	4,087
Other	37,519	56,905
	$113,763	$144,120

Changes to our current and noncurrent accrued warranty were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of dollars)	2012	2011	2012	2011
Balance at beginning of period	$31,513	$31,512	$30,278	$32,510
Provision for warranty	10,468	12,884	30,745	36,031
Payments and charges against the accrual	(10,396)	(12,412)	(29,438)	(36,557)
Balance at end of period	$31,585	$31,984	$31,585	$31,984
10. Other noncurrent liabilities
Other noncurrent liabilities consist of the following:

	September 30,	December 31,
(In thousands of dollars)	2012	2011
Customer obligations, net of current portion	$9,493	$12,528
Noncurrent deferred revenue	6,348	6,393
Other	19,439	18,753
	$35,280	$37,674
We operate globally to take advantage of global economic conditions and related cost structures. We are subject to various duties and import/export taxes. We actively review our import/export processes in North and South America, Europe and Asia to verify the appropriate import duty classification, value and duty rate, including import value added tax. As part of this review process, we identified a potential exposure related to customs duties in the U.S. We notified and entered into negotiations with the U.S. Department of Commerce (DOC) on this matter and reached a settlement with them. The settlement, dated October 1, 2007, requires us to pay a total of $7,279,000 plus interest as follows: $500,000 after acceptance of the Note by the DOC; $970,000 thereafter annually, commencing June 30, 2008, with a final annual payment of $959,000 due on June 30, 2014. Interest began to accrue upon our emergence from bankruptcy. Early payment is permitted without penalty. The noncurrent balance included in other in the “Other noncurrent liabilities” table as of September 30, 2012, and December 31, 2011 was $959,000 and $1,929,000, respectively. The current balance included in “Other current liabilities and accrued expenses” as of September 30, 2012, and December 31, 2011 was $970,000 for both periods.

11.	Restructuring and other charges
Total restructuring and other charges of $8,964,000 were recorded for the nine months ended September 30, 2012. These charges consisted of $4,517,000 of employee termination benefits, $368,000 of adjustments to lease termination and other exit costs, other charges of $1,800,000 and fixed asset impairment charges of $2,279,000. The restructuring charges related to reductions in force related to the closure of our Matehuala, Mexico facility and Europe operations, and exit costs related to our Mexico, Europe and Virginia facilities. During the second quarter of 2012, the company engaged a consulting firm to assist in the analysis of the North America operations. The other charges are related to these consulting fees and other related expenses. The fixed asset impairment charges relate to the anticipated closure of our facilities in Matehuala, Mexico and Mezokovesd, Hungary.
Total restructuring and other charges of $1,364,000 were recorded during the nine months ended September 30, 2011. These charges consisted of employee termination benefits of $906,000, lease termination costs and other exit costs of $458,000. The charges primarily related to reductions in force in both Europe and the United States, and exit costs in Europe and our manufacturing operations in Virginia.

The following table summarizes the activity in our accrual for restructuring and other charges for the three and nine months ended September 30, (in thousands of dollars):

2012	Termination benefits	Exit costs	Other charges	Total
Accrual at December 31, 2011	$2,539	$386	$—	$2,925
Provision	1,686	12	—	1,698
Payments	(1,449)	(361)	—	(1,810)
Accrued at March 31, 2012	$2,776	$37	$—	$2,813
Provision	(138)	230	1,800	1,892
Payments	(1,386)	(64)	(1,800)	(3,250)
Accrued at June 30, 2012	$1,252	$203	$—	$1,455
Provision	2,969	126	—	3,095
Payments	(409)	(202)	—	(611)
Accrued at September 30, 2012	$3,812	$127	$—	$3,939

2011	Termination benefits	Exit costs	Other charges	Total
Accrual at December 31, 2010	$487	$125	$—	$612
Provision	246	17	—	263
Payments	(346)	(8)	—	(354)
Accrued at March 31, 2011	$387	$134	$—	$521
Provision	290	28	—	318
Payments	(204)	(60)	—	(264)
Accrued at June 30, 2011	$473	$102	$—	$575
Provision	370	413	—	783
Payments	(210)	(71)	—	(281)
Accrued at September 30, 2011	$633	$444	$—	$1,077

Significant components of restructuring and other charges were as follows (in thousands of dollars):

	Total expected costs	Expense incurred in			Estimated future expense
		2012	2011	2010
2012 Activities
Severance	$3,330	$2,970	$—	$—	$360
Exit costs	940	126	—	—	814
Other costs	1,800	1,800	—	—	—
	$6,070	$4,896	$—	$—	$1,174
2011 Activities
Severance	$4,431	$1,548	$2,883	$—	$—
Exit costs	802	242	560	—	—
	$5,233	$1,790	$3,443	$—	$—
2010 Activities
Severance	$1,779	$—	$112	$1,667	$—
Exit costs	227	—	17	210	—
	$2,006	$—	$129	$1,877	$—

12. Debt
Borrowings under long-term debt arrangements, net of discounts, consisted of the following:

	September 30,	December 31,
(In thousands of dollars)	2012	2011
Asset-Based Revolving Credit Facility-Maturity date of December 17, 2015	$—	$—
Term B Loan-Maturity date of December 17, 2016	285,524	294,452
Total Senior Credit Facility and Notes	285,524	294,452
Capital leases	2,760	2,496
Less current maturities	(3,354)	(10,268)
Long-term debt less current maturities	$284,930	$286,680
In December 2010, we entered into a $95,000,000, five year, Asset-Based Revolving Credit Facility (“ABL”), replacing our previous Senior Secured Revolving Credit Agreement. The ABL is secured by substantially all domestic accounts receivable and inventory. It bears interest, varying with the level of available borrowing, at a defined Base Rate plus 1.00%-1.50% per annum or, at our election, at an applicable LIBOR Rate plus 2.00%-2.50% per annum and is paid monthly. At September 30, 2012, the revolver balance was zero. Based upon the collateral supporting the ABL, the amount borrowed, and the outstanding letters of credit of $2,860,000, there was additional availability for borrowing of $69,197,000 on September 30, 2012. The ABL agreement matures on December 17, 2015.
 In December 2010, we entered into a $300,000,000 Term B Loan (“Term B”) facility with original issue discount of $3,000,000. The Term B is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL. The Term B bears an interest rate consisting of LIBOR (subject to a floor of 1.75%) plus 4.5% per annum. The Term B matures on December 17, 2016. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than December 17, 2016. The Term B facility is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At September 30, 2012, the average borrowing rate, including the impact of the interest rate swaps, was 7.07%.
As of September 30, 2012 the estimated fair value of our Term B Loan was $289,527,000. The estimated fair value was $4,003,000 more than the carrying value. As of December 31, 2011, the estimated fair values of our Term B Loan was $293,658,000. The estimated fair value was $794,000 less than the carrying value. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of September 30, 2012 and December 31, 2011. The fair value estimates do not necessarily reflect the values we could realize in the current markets. Because of their short-term nature or variable interest rate, we believe the carrying value for short-term debt and the revolving credit agreement closely approximates their fair value.
All of our credit agreements contain various covenants and representations that are customary for transactions of this nature. We are in compliance with all covenants as of September 30, 2012. The credit agreements contain various restrictive covenants, which include, among other things: (i) a maximum leverage ratio, decreasing over the term of the facility; (ii) a minimum interest coverage ratio, increasing over the term of the facility; (iii) limitations on capital expenditures; (iv) mandatory prepayments upon certain asset sales and debt issuances; (v) requirements for minimum liquidity; and (vi) limitations on the payment of dividends in excess of a specified amount. The term loan also includes events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5.0 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity.
Short-term debt
We have revolving credit facilities with four Korean banks with a total facility amount of approximately $16,092,000 of which $8,046,000 is borrowed at average interest rates of 4.61% at September 30, 2012. In Hungary, there is a revolving credit facility and a note payable with two separate banks for a credit facility of $5,324,000 of which $2,418,000 is borrowed at average interest rates of 2.96% at September 30, 2012. Also, in Belgium we have revolving loans with two banks for a credit facility of $3,605,000 with nothing borrowed at September 30, 2012.

Capital leases
Capital leases have been capitalized using nominal interest rates ranging from 4.5% to 15.1% as determined by the dates we entered into the leases. We had assets under capital leases of approximately $3,626,000 at September 30, 2012 and approximately $3,345,000 at December 31, 2011, net of accumulated amortization.

13. Redeemable preferred stock
On January 14, 2011, we received the requisite two-thirds common stockholder vote approving the amendment to our Amended and Restated Certificate of Incorporation as in effect on December 31, 2010 to allow us to redeem our Series A preferred stock and Series B preferred stock at our option. The amendment to the Amended and Restated Certificate of Incorporation allowed for us to redeem the Series A and Series B Preferred Stock at a redemption price equal to 115% of the liquidation preference plus accrued and unpaid dividends to the date of payment of the redemption proceeds.
On January 19, 2011, the board of directors declared a dividend of $37,246,000 on the shares of Series A and Series B preferred stock to stockholders of record on January 20, 2011, and issued a notice of redemption of the remaining Series A and Series B preferred stock. On January 31, 2011, we redeemed our outstanding shares of Series A and Series B preferred stock for $45,022,000, which included $5,872,000 premium of liquidation preference at redemption and accrued dividends of $153,000. In January 2011, we had a loss on extinguishment of our preferred shares of $(7,572,000) related to the premium on liquidation preference at redemption and $1,700,000 related to the “Backstop Fees.”

14. Stockholders' equity
On January 14, 2011, we received the requisite two-thirds common stockholder vote approving the rights offering with certain related parties and the proposed amendment to our certificate of incorporation to allow us to redeem our Series A preferred stock and Series B preferred stock at our option.
Pursuant to the terms of the January 2011 rights offering, we offered shares of common stock at a price of $11.00 per share to existing holders of common stock as of November 12, 2010, who certified to the Company that they are accredited investors or institutional accredited investors.
Eligible stockholders exercised rights for 19,723,786 shares of common stock for $216,961,000, consisting of cash proceeds of approximately $123,426,000, and the cancellation of 48,004 shares of preferred stock having an aggregate liquidation preference and accrued dividends of approximately $93,535,000. Subsequent to the January 2011 rights offering, we had 31,467,367 shares of common stock issued. We utilized the proceeds from the January 2011 rights offering to redeem our remaining outstanding Series A and Series B preferred shares as discussed in Note 13.
Treasury Stock
In May 2012, we withheld 1,330 shares at cost to satisfy tax obligations for a specific grant under the Company's stock-based compensation plan.
Dividend Payment
On May 2, 2012, we announced a quarterly cash dividend of ten cents ($0.10) per share, totaling $3,187,000. The dividend was paid for $3,064,000 on May 21, 2012 to shareholders of record as of the close of business May 14, 2012. On August 3, 2012, we announced a quarterly cash dividend of ten cents ($0.10) per share, totaling $3,187,000. The dividend was paid for $3,064,000 on August 20, 2012 to shareholders of record as of the close of business August 13, 2012. As of September 30, 2012, a dividend payable of $246,000 is recorded for unvested restricted shares and is payable upon vesting.
On October 30, 2012, we announced a quarterly cash dividend of ten cents ($0.10) per share. The dividend is payable on November 28, 2012 to shareholders of record as of the close of business November 15, 2012.

15. Income Taxes

We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. To the extent we cannot reliably estimate annual projected taxes for a taxing jurisdiction, taxes on ordinary income for such a jurisdiction are reported in the period in which they are incurred, which is the case for our domestic tax jurisdictions. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the realizability of deferred tax assets in future years.

Income tax benefit of $(85,310,000) for the three months ended September 30, 2012, consisted of deferred U.S. federal tax benefit of $(84,705,000), domestic state and local income tax expense of $22,000, and tax benefit in various foreign jurisdictions of $(627,000). Income tax expense of $4,244,000 for the three months ended September 30, 2011, consisted of U.S. federal tax of $2,025,000, domestic state and local taxes of $201,000, and taxes in various foreign jurisdictions of $2,018,000.

Income tax benefit of $(74,410,000) for the nine months ended September 30, 2012, consisted of deferred U.S. federal tax benefit of $(84,705,000), domestic state and local income tax expense of $655,000, and tax expenses in various foreign jurisdictions of $9,640,000. Income tax expense of $13,649,000 for the nine months ended September 30, 2011, consisted of U.S. federal tax of $2,025,000, domestic state and local taxes of $1,408,000, and taxes in various foreign jurisdictions of $10,216,000.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include but are not limited to the following: recent adjusted historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling 12 quarters of pre-tax book results adjusted for significant permanent book to tax differences as a measure of cumulative results in recent years. When our analysis indicates that we have cumulative three year losses on this basis, this is considered significant negative evidence, which is difficult to overcome. However, the three year loss position is not solely determinative, and, accordingly, management considers all other available positive and negative evidence in its analysis.

As part of the review in determining the need for a valuation allowance, we assess the potential release of existing valuation allowances. In performing our analysis during the third quarter of 2012, management concluded that the weight of positive evidence outweighed the negative evidence related to the United States tax jurisdiction.  During the third quarter of 2012, we have reached the conclusion that the net deferred tax asset in the United States is more likely than not to be utilized. As such, the valuation allowance previously recorded against the net deferred tax assets in the United States has been reversed resulting in an income tax benefit of $(84,705,000) during the third quarter of 2012. As of September 30, 2012, the Company has retained a valuation allowance of approximately $5,598,000 on certain United States deferred tax assets. This valuation allowance is against a capital loss and certain tax credits where the ability to use or realize is less than likely.

The effective income tax rate for the three and nine months ended September 30, 2012 and 2011, differs from the U.S. federal income tax rate primarily due to the release of the valuation allowance on the United States deferred tax asset and the effect on foreign taxable income.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2007 or state and local years before 2006, with limited exceptions. For federal purposes, the tax attributes carried forward could be adjusted through the examination process and are subject to examination 3 years from the date of utilization. Furthermore, we are no longer subject to income tax examinations in major foreign tax jurisdictions for years prior to 2005, with limited exceptions.

We have total unrecognized tax benefits of $6,155,000 that have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled. During the three and nine months ended September 30, 2012, we recorded uncertain tax positions of $225,000 and $775,000, respectively.

16. Employee benefit plans
The components of expense for the plans were as follows (in thousands of dollars):

Pension benefits:
	Three months ended September 30,		Nine months ended September 30,
Components of expense	2012	2011	2012	2011
Service costs	$73	$66	$219	$197
Interest costs	653	690	1,958	2,071
Expected return on plan assets	(534)	(544)	(1,631)	(1,631)
Recognized net actuarial loss	311	140	1,058	419
Net periodic pension cost	$503	$352	$1,604	$1,056

Postretirement health care and life insurance plans:
	Three months ended September 30,		Nine months ended September 30,
Components of expense	2012	2011	2012	2011
Interest costs	$24	$25	$73	$74
Amortization of prior service cost	(419)	(1,982)	(1,256)	(5,946)
Recognized net actuarial loss (gain)	(123)	1,282	(369)	3,846
Net periodic cost (benefit)	$(518)	$(675)	$(1,552)	$(2,026)
Cash Flows - Employee Benefit Plans
We contributed $2,094,000 to our pension plans in the nine months ended September 30, 2012. We expect to contribute a total of $2,425,000 to our U.S. pension plans in 2012. The postretirement health care plan is funded as benefits are paid.

17.	Stock-based compensation

In connection with our emergence from bankruptcy on December 6, 2007, our executive officers received restricted stock awards of 524,737 common shares at no cost to them. An additional award of 108,335 common shares was made on April 30, 2008, to certain other key employees. Both of the awards vest at 12% on each of the first three years' anniversaries of the grant date, and 32% each on the fourth and fifth anniversaries, based upon continuation of employment. In February and November 2008, our Board of Directors received restricted stock grants of 160,000 common shares that vest 50% upon the first and second anniversaries. Additionally, there is a change of control provision in the aforementioned awards. As a nonpublic company, there is not an active viable market for our common stock; accordingly, we used a calculated value of $3.00, $8.00, $11.55, and $11.55 on a per share basis to determine the value of the awards related to the November 2008 grant, the April 2008 grant, the February 2008, and December 2007 grants, respectively. Our calculation assumed a risk-free interest rate of 3.0%, volatility of 39.1%, and that no dividends would be paid.

On January 4, 2011, executive officers and other key employees received restricted stock awards of 744,089 common shares. The executive officers and other key employees' awards are vested 50% time based and 50% performance based. The time based shares are equally vested over a three year period. One-third of the performance based shares will be available to vest in each of the calendar years 2011, 2012, and 2013, based on a target Adjusted EBITDA, for each of the years. Adjusted EBITDA is defined as net income (loss) attributable to Remy International, Inc. before interest, taxes, depreciation and amortization, non-cash compensation expense, noncontrolling interest, restructuring charges, loss on extinguishment of debt, intangible asset impairment charges and reorganization items.  Our Board of Directors received restricted stock awards of 340,455 common shares. One-half of the restricted stock shares granted to the Board of Directors vest at each anniversary of the grant date. As a nonpublic company, there was not an active viable market for our common stock; accordingly, we used a calculated value of $11.00. We based this valuation primarily on the $11.00 per share price offered in the January 2011 rights offering. Since the shares sold in this rights offering were not freely tradable at issuance, the offering price includes a discount for lack of marketability, and we determined that this price approximates fair value as of the grant date.

On February 24, 2012, executive officers and other key employees received restricted stock awards of 462,002 common shares. The executive officers and other key employees’ awards are vested 50% time based and 50% performance based. The time based shares are equally vested over a three year period. One-third of the performance based shares will be available to vest for each of the calendar years 2012, 2013 and 2014 based on a target Adjusted EBITDA for each of the years. Our board of directors received restricted stock awards of 45,713 common shares. One-half of the restricted stock shares granted to the board of directors vest at each anniversary of the grant date. As a nonpublic company, there was not an active viable market for our common stock; accordingly, we used a calculated value of $17.50. We based this valuation primarily on the average closing price of our shares over a 90 day period prior to the grant.

On April 9, 2012, additional restricted stock awards of 28,571 common shares were granted as part of the 2012 executive officer and other key employees' awards with the same terms as the February 24, 2012 grant.

Noncash compensation expense related to the awards was recognized for the three and nine month periods ended September 30, as follows (in thousands of dollars):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense	$1,883	$1,350	$5,419	$4,038

If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or we assume unvested equity awards in connection with acquisitions.
18. Business segment and geographical information
We are a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor. Products we manufacture include starter motors, alternators, and hybrid electric transmission motors which are principally sold or distributed to OEMs for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. We manage our business and operate in a single reportable business segment.
We are a multi-national corporation with operations in many countries, including the U.S., Canada, Mexico, Brazil, China, Hungary, South Korea, the United Kingdom, Belgium and Tunisia. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and non-U.S. currencies. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both denominated in the local currency, and through selective currency hedges. From time to time, we enter into exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions. Sales are attributed to geographic locations based on the point of sale.

Information about our net sales by region was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of dollars)	2012	2011	2012	2011
Net sales to external customers:
United States	$188,013	$187,320	$579,981	$573,742
Europe	25,201	27,561	79,722	90,139
Other Americas	14,074	27,836	42,127	75,946
Asia Pacific	50,113	57,646	163,452	170,448
Total net sales	$277,401	$300,363	$865,282	$910,275

19. Other commitments and contingencies

We are party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. We review these matters on an ongoing basis and follow the provisions of Financial Accounting Standards Codification Topic 450, Contingencies, when making accrual and disclosure decisions. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded. We believe that the ultimate liability, if any, in excess of amounts already provided for in the financial statements on the disposition of these matters and the matters discussed below would not have a material adverse effect on our financial position.

Remy, Inc. vs. Tecnomatic S.p.A.

On September 12, 2008, Remy International, Inc. filed suit against Tecnomatic in the U.S. District Court, Southern District of Indiana, Indianapolis Division (Civil Action No.: 1:08-CV-1227-SEB-JMS), titled Remy, Inc. vs. Tecnomatic S.p.A., for breach of contract, among other claims, with respect to a machine Tecnomatic manufactured for us to build stators. On December 9, 2008, Tecnomatic filed a counterclaim in the amount of $111,000.

Tecnomatic filed a lawsuit on March 9, 2011 in U.S. District Court, N. D. of Illinois, against Remy International, Inc., its Mexican subsidiaries and two other entities alleging breach of confidentiality agreement, misrepresentation and misappropriation of technology and requests damages of $110,000,000. We believe this action is without merit and an attempt to push us to settle the prior case. The Illinois Court granted our motion to transfer the case to U.S. District Court, Southern District of Indiana, Indianapolis Division, and the two pending actions were merged by the Indiana Court. The trial date has not yet been determined.

Item 2.    Management's discussion and analysis of financial condition and results of operations

The following should be read in conjunction with Amendment No. 6 to our Registration Statement on Form S-1, file number 333-173081, filed with the U.S. Securities and Exchange Commission on October 18, 2012, and the other information included herein. References in this quarterly report on Form 10-Q (this “Report”) to “we,” “our,” or the “Company” refer to Remy International, Inc., together with its subsidiaries.
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve uncertainties and are qualified in their entirety by the following important factors, among others, that could cause actual results to differ materially from those projected in such forward-looking statements:

•	general economic conditions;

•	product liability and warranty claims;

•	the cost and availability of oil and other raw materials;

•	disruptions in our or our customers' supply chains;

•	relationships with major customers;

•	the demand for hybrid and electric motors and vehicles;

•	our ability to successfully compete with our competitors;

•	our development of and reliance on information technology and intellectual property;

•	our ability to attract and retain key personnel;

•	currency fluctuations;

•	pricing pressures;

•	the other risks and uncertainties described in the Section entitled “Risk Factors” in the Registration Statement described above.
Executive Overview
Our Business
We are a global market leader in the design, manufacture, remanufacture, marketing and distribution of non-discretionary, rotating electrical components for light and commercial vehicles for original equipment manufacturers, or OEMs, and the aftermarket. We sell our products worldwide primarily under our well-recognized “Delco Remy,” “Remy” and “World Wide Automotive” brand names, as well as our customers' well-recognized private label brand names.
Our principal products for both light and commercial vehicles include:

•	new starters and alternators;

•	remanufactured starters and alternators; and

•	hybrid electric motors.
We sell our new starters, alternators and hybrid electric motors to U.S. and non-U.S. OEMs for factory installation on new vehicles. We sell remanufactured and new starters and alternators to aftermarket customers, mainly retailers in North America, warehouse distributors in North America and Europe, and OEMs globally for the original equipment service ("OES"), market. We sell a small volume of remanufactured locomotive power assemblies in North America, and steering gear and brake calipers for light vehicles in Europe.
Financial Results
During the third quarter of 2012, net income was $97.4 million, an increase of $95.5 million over the same period in 2011. During the quarter, we reached the conclusion that the net deferred tax asset in the United States is more likely than not to be utilized. As such, the valuation allowance previously recorded against the net deferred tax assets in the United States has been reversed resulting in an income tax benefit of $84.7 million during the third quarter of 2012. During the quarter, $5.4 million of restructuring and other charges was recorded for operational restructure. Excluding those two events, net income attributable to common stockholders for the quarter was $17.2 million.

Recent Trends and Conditions
General economic conditions
During the third quarter of 2012, the U.S. commercial vehicle market softened. Demand in Europe remains weak, and China economic growth slowed. The prolonged economic uncertainties in Europe continue as the ongoing sovereign debt crisis and banking concerns in the Euro zone have resulted in recessionary conditions throughout the region with low consumer demand for vehicles. The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles.
Weather can affect aftermarket sales of starters and alternators. Extreme cold can damage starters and extreme heat can increase alternator failures. In both cases, this extreme weather can stimulate sales of aftermarket starters and alternators. In early 2011, the Midwest and Northeast United States experienced a relatively harsh winter. We did not experience the same effect in 2012.
Materials and pricing pressure
Overall commodity price fluctuation is an ongoing concern for our business and has been an operational and financial focus. We have pass-through pricing agreements with a number of our customers that reduce our exposure to metals price volatility. Where metals price volatility is not covered by customer agreements, we utilize hedging instruments where appropriate, taking into consideration their cost and their effectiveness. Copper prices are lower than in 2011, but the prices increased during the third quarter of 2012 from earlier in the year.
We use rare earth magnets in certain motors. During 2011, China, a major source of rare earth magnets, reduced its export quotas for rare earth minerals, causing a significant increase in cost. In 2012, prices have decreased from their peak in 2011. In addition, we have changed the material content and design of certain starter motors in an effort to mitigate fluctuations in cost in the future.
In our remanufacturing operations, our principal inputs are cores, approximately 90% of which we receive in exchange for remanufactured units. When we have to purchase cores rather than receiving them in exchange for remanufactured units, we are affected by market pricing of cores. The cost of cores fluctuates based on a number of factors, including supply and demand and the underlying value of the commodities that the cores contain.
Additionally, pressure from our customers to reduce prices is characteristic of the automotive supply industry. Historically, we have taken steps to reduce costs and minimize or resist price reductions. However, to the extent our cost reductions are not sufficient to support committed price reductions, our profit margins could be negatively affected.
Foreign currencies
During 2012, approximately 33% of our net sales were transacted outside the United States. While we employ financial instruments to hedge certain exposures related to transactions from fluctuations in foreign currency exchange rates, these hedging actions do not entirely insulate us from currency effects and such programs may not always be available to us at economically reasonable costs. During the first nine months of 2012, we experienced a negative impact from foreign currency effects on our reported earnings in U.S. dollars compared to the first nine months of 2011, primarily resulting from the translation of results denominated in other currencies, mainly the South Korean Won, Euro and Brazilian Real.
Operation efficiency efforts
In general, our long-term objectives are geared toward profitably growing our business, expanding our newer, innovative technologies, winning new contracts, generating cash and strengthening our market position. On an ongoing basis, we evaluate our competitive position and determine what actions may be required to maintain and improve that position.
We continue to focus on investing appropriate levels of capital to support anticipated expansion in significant growth markets, such as China. These investments are critical as they position us to benefit from expected long-term growth opportunities.
We believe that a continued focus on research, development and engineering activities is critical to maintaining our leadership position in the industry and meeting our long-term objectives. As a result, we continue our commitment to invest in facilities and infrastructure in order to support new business awards and achieve our long-term growth plans. During the quarter, a number of our hybrid customers delayed launches of their products. We are currently in discussions with the DOE related to the second and final phase of our grant, which requires building a hybrid production facility in the U.S. We have always been disciplined in deploying capital when it makes economic sense, and will remain true to that approach with our hybrid business.

Although we believe that we have established a firm foundation for continued profitability, we continue to evaluate our global manufacturing and supply chain to further streamline our operations. During 2012, we completed the closure of our facility in Matehuala, Mexico. During the third quarter, we announced our intention to close the Mezokovesd, Hungary plant and transfer the production to our other facilities in Hungary, Mexico and Korea.
Adjusted EBITDA
Adjusted EBITDA is one of the key factors upon which we assess performance. As an analytical tool, adjusted EBITDA assists us in comparing our performance over various reporting periods on a consistent basis because it excludes items that we do not believe reflect our ongoing operating performance.
We define adjusted EBITDA as net income (loss) attributable to Remy International, Inc. before interest, taxes, depreciation and amortization, non-cash compensation expense, noncontrolling interest, restructuring charges, loss on extinguishment of debt, intangible asset impairment charges, reorganization items and other adjustments as set forth in the reconciliations provided below. Adjusted EBITDA is not a measure of performance defined in accordance with accounting principles generally accepted in the United States (U.S. GAAP). We use adjusted EBITDA as a supplement to our U.S. GAAP results in evaluating our business.
Adjusted EBITDA should not be considered as an alternative to net income (loss) as an indicator of our performance, as an alternative to net cash provided by operating activities as a measure of liquidity, or as an alternative to any other measure prescribed by U.S. GAAP. There are limitations to using non-U.S. GAAP measures such as adjusted EBITDA. Although we believe that adjusted EBITDA may make an evaluation of our operating performance more consistent because it removes items that do not reflect our ongoing operations, adjusted EBITDA excludes certain financial information that some may consider important in evaluating our performance. Other companies in our industry define adjusted EBITDA differently from us and, as a result, our measure is not comparable to similarly titled measures used by other companies in our industry. We compensate for these limitations by providing disclosure of the differences between adjusted EBITDA and U.S. GAAP results, including providing a reconciliation of adjusted EBITDA to U.S. GAAP results, to enable investors to perform their own analysis of our operating results.
The following table sets forth a reconciliation of adjusted EBITDA to its most directly comparable U.S. GAAP measure, net income (loss) attributable to Remy International, Inc.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net income attributable to Remy International, Inc.	$96,532	$1,197	$122,683	$59,980
Adjustments:
Depreciation and amortization	9,211	8,650	28,010	26,126
Intangible asset impairment charges	—	5,600	—	5,600
Restructuring and other charges	5,374	783	8,964	1,364
Other	(76)	13	(75)	25
Interest expense	7,283	7,740	21,047	23,637
Income tax expense	(85,310)	4,244	(74,410)	13,649
Net income attributable to noncontrolling interest	827	647	2,164	2,730
Non-cash compensation expense	1,883	1,350	5,419	4,038
Total adjustments	(60,808)	29,027	(8,881)	77,169
Adjusted EBITDA	$35,724	$30,224	$113,802	$137,149

Results of operations
The following table presents our consolidated results of operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

	Three months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011

Net sales	$277,401	$300,363	$(22,962)	(7.6)%
Cost of goods sold	222,592	243,702	(21,110)	(8.7)%
Gross profit	54,809	56,661	(1,852)	(3.3)%
Selling, general, and administrative expenses	30,103	36,450	(6,347)	(17.4)%
Intangible assets impairment charges	—	5,600	(5,600)	*
Restructuring and other charges	5,374	783	4,591	586.3%
Operating income	19,332	13,828	5,504	39.8%
Interest expense	7,283	7,740	(457)	(5.9)%
Income before income taxes	12,049	6,088	5,961	97.9%
Income tax expense (benefit)	(85,310)	4,244	(89,554)	(2,110.1)%
Net income	97,359	1,844	95,515	5,179.8%
Less net income attributable to noncontrolling interest	827	647	180	27.8%
Net income attributable to Remy International, Inc.	$96,532	$1,197	$95,335	7,964.5%
*Not meaningful

Net sales
Net sales decreased by $23.0 million or 7.6%, to $277.4 million for the three months ended September 30, 2012, from $300.4 million for the same period in 2011. This reduction was due to a decrease in volume of $11.1 million, unfavorable mix and pricing of $5.9 million, and unfavorable foreign currency translation of $6.0 million over 2011.
Net sales of new starters and alternators to OEMs in the three months ended September 30, 2012 decreased in both light vehicle and commercial vehicle products. Net sales of light vehicle starters and alternators to OEMs were $90.3 million in the three months ended September 30, 2012, a $14.7 million, or 14.0%, decrease compared to $105.0 million in the same period in 2011. Net sales of commercial vehicle starters and alternators to OEMs were $65.9 million in the three months ended September 30, 2012, a $10.8 million, or 14.1%, decrease compared to $76.7 million in the same period in 2011. These reductions are mainly due to volume decreases as certain GM programs ended in late 2011, the U.S. commercial vehicle market has softened, demand in Europe remains weak, and China growth has slowed. We also sold $6.1 million of hybrid electric motors to OEMs in the three months ended September 30, 2012, as compared to $4.5 million in the same period in 2011.
Net sales of light vehicle products to aftermarket customers were $87.0 million in the three months ended September 30, 2012, a $2.7 million, or 3.2% increase from $84.3 million in the same period in 2011. We experienced strong orders from our retail customers partially offset by competitive price pressure. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $17.2 million in the third quarter of 2012, a decrease of $2.7 million, or 13.6% from $19.9 million in the third quarter of 2011.
Net sales of remanufactured locomotive power trains and multiline products, which consist of a small volume of remanufactured steering gear and brake calipers that we sell in Europe, to aftermarket customers, were $10.9 million in the three months ended September 30, 2012, a $0.9 million, or 9.0% increase from the same period in 2011.
Foreign currency translation had a net unfavorable impact on net sales of $6.0 million in the three months ended September 30, 2012 compared to the same period in 2011. This unfavorable impact was due mainly to strengthening of the U.S. dollar in relation to the South Korean Won, the Euro, and the Brazilian Real.
Cost of goods sold
Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold was $222.6 million in the three months ended September 30, 2012 and $243.7 million in the three months ended September 30, 2011, a decrease of $21.1 million or 8.7%. The decrease was mainly due to lower volumes. Cost of goods sold as a percentage of net sales decreased during the three months ended September 30, 2012 to 80.2% from 81.1% in 2011. This decrease was mainly due to favorable commodity pricing and lower warranty expense due to ongoing quality improvements.
Gross profit
As a result of the above, gross profit as a percentage of sales increased to 19.8% for the three months ended September 30, 2012 from 18.9% for the three months ended September 30, 2011.
Selling, general and administrative expenses
For the three months ended September 30, 2012, selling, general and administrative expenses, or SG&A, was $30.1 million, which represents a decrease of $6.4 million, or 17.4%, from SG&A of $36.5 million for the three months ended September 30, 2011. The decrease is primarily related to continued cost savings initiatives and lower salaries and benefits versus the same period in 2011.
Intangible asset impairment charge
For 2011, the intangible asset impairment charge was $5.6 million relating to a defined-life intangible trade name. That trade name was fully impaired in 2011 as a result of revenue generated by the products sold under our trade name being shifted to products sold under the private label brand of one of our customers.
Restructuring and other charges
Restructuring and other charges, including fixed asset impairments, increased by $4.6 million, to $5.4 million for the three months ended September 30, 2012 compared to $0.8 million for the same period in 2011. The restructuring charges in the three months ended September 30, 2012 consisted of termination benefits of $3.0 million and fixed asset impairment charges of $2.3 million primarily related to the announced closure of our Mezokovesd, Hungary facility.
Interest expense, net
Interest expense decreased by $0.5 million from $7.7 million for the three months ended September 30, 2011 to $7.3 million in the same period in 2012. The decrease in interest expense is primarily due to a decrease in long-term borrowings of $9.4 million compared to the corresponding period in the prior year, due to the quarterly payment of principal and annual excess cash payment of $7.0 million in the first quarter of 2012.
Income taxes
Income taxes decreased by $89.6 million to an income tax benefit of $(85.3) million for the three months ended September 30, 2012 from income tax expense of $4.2 million for the same period in 2011. The decrease was primarily a result of the release of the valuation allowance on the net deferred tax assets in the United States of $84.7 million during the three months ended September 30, 2012.
Net income (loss) attributable to Remy International, Inc.
Our net income attributable to Remy International, Inc. for the three months ended September 30, 2012 was $96.5 million as compared to $1.2 million for the three months ended September 30, 2011, for the reasons described above.

The following table presents our consolidated results of operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

	Nine months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011

Net sales	$865,282	$910,275	$(44,993)	(4.9)%
Cost of goods sold	686,943	700,219	(13,276)	(1.9)%
Gross profit	178,339	210,056	(31,717)	(15.1)%
Selling, general, and administrative expenses	97,891	103,096	(5,205)	(5.0)%
Intangible assets impairment charges	—	5,600	(5,600)	*
Restructuring and other charges	8,964	1,364	7,600	557.2%
Operating income	71,484	99,996	(28,512)	(28.5)%
Interest expense	21,047	23,637	(2,590)	(11.0)%
Income before income taxes	50,437	76,359	(25,922)	(33.9)%
Income tax expense (benefit)	(74,410)	13,649	(88,059)	(645.2)%
Net income	124,847	62,710	62,137	99.1%
Less net income attributable to noncontrolling interest	2,164	2,730	(566)	(20.7)%
Net income attributable to Remy International, Inc.	122,683	59,980	62,703	104.5%
Preferred stock dividends	—	(2,114)	2,114	*
Loss on extinguishment of preferred stock	—	(7,572)	7,572	*
Net income attributable to common stockholders	$122,683	$50,294	$72,389	143.9%
*Not meaningful
Net sales
Net sales decreased by $45.0 million or 4.9%, to $865.3 million for the nine months ended September 30, 2012, from $910.3 million for the same period in 2011. This reduction was due to a decrease in unit volume of $23.0 million, product mix and pricing of $8.1 million, and unfavorable foreign currency translation of $13.9 million over 2011.
Net sales of new starters and alternators to OEMs in the nine months ended September 30, 2012 decreased in both light vehicle and commercial vehicle products. Net sales of light vehicle starters and alternators to OEMs were $299.8 million in the nine months ended September 30, 2012, a $24.8 million, or 7.6%, decrease compared to $324.6 million in the same period in 2011. Net sales of commercial vehicle starters and alternators to OEMs were $207.8 million in the nine months ended September 30, 2012, a $13.0 million, or 5.9%, decrease compared to $220.8 million in the same period in 2011. These reductions are mainly due to volume decreases as U.S. commercial markets softened, certain GM programs ended in late 2011, and weak demand in Europe. We also sold $28.6 million of hybrid electric motors to OEMs in the nine months ended September 30, 2012, as compared to $18.5 million in the same period in 2011.
Net sales of light vehicle products to aftermarket customers were $240.6 million in the nine months ended September 30, 2012, a $15.1 million, or 5.9% decrease from $255.7 million in the same period in 2011. The decrease was a result of our retailer sales having an unusually high level of inventory replenishment in 2011, as well as competitive market pricing pressures. In addition, warmer weather in early 2012 negatively impacted sales to our retailer customers as compared to the same period in 2011. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $55.6 million in 2012, a decrease of $4.3 million, or 7.2% from $59.9 million in 2011.
Net sales of remanufactured locomotive power trains and multiline products, which consist of a small volume of remanufactured steering gear and brake calipers we sell in Europe, to aftermarket customers were $32.9 million in the nine months ended September 30, 2012, a $2.1 million, or 6.8% increase from 2011.
Foreign currency translation had a net unfavorable impact on net sales of $13.9 million in the nine months ended September 30, 2012 compared to the same period in 2011. This unfavorable impact was due mainly to strengthening of the U.S. dollar in relation to the South Korean Won, the European Euro, and the Brazilian Real.

Cost of goods sold
Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold was $686.9 million in the nine months ended September 30, 2012 and $700.2 million in 2011, a decrease of $13.3 million.
Cost of goods sold as a percentage of net sales increased during the nine months ended September 30, 2012 to 79.4% from 76.9% for 2011. In 2011, we recorded a $7.3 million gain related to a settlement with a customer and an insurance settlement resulting in a decrease in costs of goods sold as a percentage of net sales for the nine months ended September 30, 2011.
Gross profit
As a result of the above, gross profit as a percentage of sales declined to 20.6% for the nine months ended September 30, 2012 from 23.1% for 2011.
Selling, general and administrative expenses
For the nine months ended September 30, 2012, selling, general and administrative expenses, or SG&A, was $97.9 million, which represents a decrease of $5.2 million, or 5.0%, from SG&A of $103.1 million million in 2011. The decrease is primarily related to cost savings initiatives and lower salaries and benefits related to our annual incentive bonus plan in 2012 versus the same period in 2011.
Intangible asset impairment charge
For 2011, intangible asset impairment charge was $5.6 million relating to a defined-life intangible trade name. In 2011, that trade name was fully impaired as a result of revenue generated by the products sold under our trade name being shifted to products sold under the private label brand of one of our customers.
Restructuring and other charges
Restructuring and other charges, including fixed asset impairments, increased by $7.6 million, to $9.0 million for the nine months ended September 30, 2012 compared to $1.4 million for 2011. The restructuring charges in the nine months ended September 30, 2012 consisted of termination benefits of $4.5 million, other exit costs of $0.4 million, and fixed asset impairment charges of $2.3 million primarily related to the closure of our Matehuala, Mexico facility in the second quarter of 2012 and announced closure of our Mezokovesd, Hungary facility in the third quarter. During the second quarter of 2012, the company engaged a consulting firm to assist in the analysis of the North America operations resulting in other charges of $1.8 million.
Interest expense, net
Interest expense decreased by $2.6 million, from $23.6 million, for the nine months ended September 30, 2011 to $21.0 million in the nine months ended September 30, 2012. The decrease in interest expense is mostly due to a decrease in long-term borrowings of $9.4 million compared to the prior year, due to the quarterly payment of principal and annual excess cash payment of $7.0 million in the first quarter of 2012.
Income taxes
Income taxes decreased by $88.1 million to an income tax benefit of $74.4 million for the nine months ended September 30, 2012 from income tax expense of $13.6 million in 2011. The decrease was primarily a result of the release of the valuation allowance on the net deferred tax assets in the United States of $84.7 million during the three months ended September 30, 2012.
Preferred stock dividends and loss on extinguishment of preferred stock
Preferred stock dividends and loss on extinguishment of preferred stock for the nine months ended September 30, 2012 were zero compared to $9.7 million for 2011 due to an exchange of 48,004 shares on January 18, 2011 and the redemption of the remaining shares and the payment of accumulated dividends on January 31, 2011. As a result, we did not have preferred stock dividends after January 2011.
Net income attributable to common stockholders
Our net income attributable to common stockholders for the nine months ended September 30, 2012 was $122.7 million as compared to $50.3 million for the nine months ended September 30, 2011, for the reasons described above.

Liquidity and capital resources
Our cash requirements generally consist of working capital, capital expenditures, research and development programs, debt service and dividends. Our primary sources of liquidity are cash flows generated from operations and the various borrowing and factoring arrangements described below, including our revolving credit facility and government grants. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash.
We believe that cash generated from operations, together with the amounts available under financing arrangements discussed below, as well as cash on hand, will be adequate to meet our liquidity requirements for at least the next twelve months. If we make a large acquisition or engage in certain other strategic transactions, we would need to enter into additional borrowing arrangements or obtain additional equity capital. No assurance can be given that such funds would be available to us at such time.
As of September 30, 2012, we had cash and cash equivalents on hand of $95.4 million representing a $3.7 million increase compared to the $91.7 million cash and cash equivalents on hand as of December 31, 2011. Total liquidity as of September 30, 2012, including cash on hand and availability under financing arrangements, was $179.1 million.
Cash flows
The following table shows the components of our cash flows for the periods presented:

	Nine months ended September 30,
	2012	2011

Net cash provided by (used in):
Operating activities before changes in operating assets and liabilities	$74,843	$94,085
Changes in operating assets and liabilities	(35,851)	(39,732)
Operating activities	38,992	54,353
Investing activities	(16,951)	(13,816)
Financing activities	(19,188)	8,525
Cash flows-Operating activities
Cash provided by operating activities was $39.0 million and $54.4 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in operating cash flows was primarily a result of the decrease in net income as discussed above.
During 2012, changes in operating assets and liabilities resulted in a negative cash flow of $(35.9) million, primarily related to the change in derivative balances and the payment of the annual and deferred compensation bonus plans. We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable and accounts payable.
Cash flows-Investing activities
Cash used in investing for the nine months ended September 30, 2012 was $(17.0) million, as compared to $(13.8) million for the nine months ended September 30, 2011. The increase was primarily due to purchases of property, plant and equipment.
Cash flows-Financing activities
Cash used in financing activities for the nine months ended September 30, 2012 was $(19.2) million, representing a $27.7 million decrease over the $8.5 million cash provided by financing activities for the nine months ended September 30, 2011. In 2011, the cash provided by financing activities was generated primarily by the $39.9 million net proceeds generated from the common stock rights offering, less preferred stock redemption and dividends, partially offset by $26.6 million debt repayment. During 2012, the cash usage was driven by $6.1 million in dividend payments and $13.6 million in debt reduction.

Debt and Capital Structure
We may draw down on, and use proceeds from, our Asset-Based Revolving Credit Facility ("ABL") to fund normal working capital needs from month to month in conjunction with available cash on hand. At September 30, 2012, the revolver balance was zero. Based upon the collateral supporting the ABL, the amount borrowed, and the outstanding letters of credit of $2.9 million, there was additional availability for borrowing of $69.2 million at September 30, 2012. See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our revolving credit facility.
Under normal working capital utilization of liquidity, portions of the amounts drawn under our liquidity facilities typically are paid back throughout the month as cash from customers is received. We could then draw upon such facilities again for working capital purposes in the same or succeeding months.
The agreement that governs our senior secured revolving credit facility contains a number of covenants, including financial covenants, that would impact our ability to borrow on the facility if not met. These covenants include restrictive covenants that restrict, among other things, the ability to incur additional indebtedness and pay cash dividends on our common stock. The facility also includes customary events of default, including breach of covenant and cross-defaults to certain other debt. As of September 30, 2012, we were in compliance with all of our covenants.
Non-U.S. borrowing arrangements
At September 30, 2012, our subsidiaries outside the U.S. also had various uncommitted credit facilities, of which $14.6 million was unutilized. We expect that these additional facilities will be drawn from time to time for normal working capital purposes and to fund capital expenditures in support of operations and planned expansions in certain regions. See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our short term debt.
Factoring agreements
We have also entered into factoring agreements with various domestic and European financial institutions to sell our accounts receivable under nonrecourse agreements. These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any factored accounts after the factoring has occurred. During the quarter, we entered into a new factoring arrangement with one of our aftermarket customers effective October 1, 2012. See Note 4 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our factoring arrangements.
For further description of our outstanding debt, including our Term B Loan, see Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
Contractual obligations

There have been no significant changes in our contractual obligations during the nine months ended September 30, 2012.
Contingencies
Information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 19 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference
Off-Balance sheet arrangements
We do not have any material off-balance sheet arrangements.
Accounting pronouncements
For a discussion of certain pending accounting pronouncements, see Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

Critical accounting policies and estimates
There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2012, except for the release of our deferred tax valuation allowance as described in Note 15 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

Item 3.    Quantitative and qualitative disclosures about market risks

There have been no material changes to the quantitative and qualitative information about the Company's market risk from those previously disclosed in the Amendment No. 6 to Form S-1 Registration Statement, filed with the U.S. Securities and Exchange Commission on October 18, 2012.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Controls

There have not been any changes in internal control over financial reporting during the period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Matters

The information concerning the legal proceedings involving the Company contained in Note 19 to the condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

Item 1A.     Risk factors
We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to Risk Factors previously reported in our Amendment No. 6 to Form S-1 Registration Statement, filed with the U.S. Securities and Exchange Commission on October 18, 2012.

Item 6.	Exhibits (including those incorporated by reference)

Exhibit Number	Exhibit Name
3.1a	Amended and Restated Certificate of Incorporation as currently in effect (incorporated by reference to Exhibit 3.1a to the Form S-1 Registration Statement, File No. 333-173081)
3.1b
Amended and Restated Certificate of Incorporation to be in effect upon completion of our pending offering (incorporated by reference to Exhibit 3.1b to the Form S-1 Registration Statement, File No. 333-173081)

3.2a	Second Amended and Restated Bylaws as currently in effect (incorporated by reference to Exhibit 3.2a to the Form S-1 Registration Statement, File No. 333-173081)
3.2b	Third Amended and Restated Bylaws to be in effect upon completion of our pending offering (incorporated by reference to Exhibit 3.2b to the Form S-1 Registration Statement, File No. 333-173081)
10.1
Term B Loan Credit Agreement, dated as of December 17, 2010, among Remy International, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, UBS Securities LLC, Barclays Bank plc, and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Form S-1 Registration Statement, File No. 333-173081)

10.2
Credit Agreement, dated as of December 17, 2010, among Remy International, Inc., Western Reman Industrial, Inc., Power Investments, Inc., Remy Electric Motors, L.L.C., Reman Holdings, L.L.C., Remy India Holdings, Inc., Remy Technologies, L.L.C., Remy Korea Holdings, L.L.C., Remy Inc., Remy International Holdings, Inc., Remy Power Products, LLC, Wells Fargo Capital Finance, LLC, Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith, Inc. (incorporated by reference to Exhibit 10.2 to the Form S-1 Registration Statement, File No. 333-173081)

31a*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31b*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

Remy International, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Remy International, Inc.
(Registrant)

Date: November 2, 2012	By: /s/ Fred Knechtel

Fred Knechtel, Senior Vice President and
Chief Financial Officer