Form 10-Q/A
period 2012-09-30
REMY INTERNATIONAL, INC.
filed 2012-12-05
CIK 1046859

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note
The sole purpose of this amendment on Form 10-Q/A to Remy International Inc's quarterly report on Form 10-Q for the period ended September 30, 2012, filed with the Securities and Exchange Commission on November 5, 2012 (“the Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.
No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.
Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Name
3.1a*	Amended and Restated Certificate of Incorporation as currently in effect (incorporated by reference to Exhibit 3.1a to the Form S-1 Registration Statement, File No. 333-173081)
3.1b*
Amended and Restated Certificate of Incorporation to be in effect upon completion of our pending offering (incorporated by reference to Exhibit 3.1b to the Form S-1 Registration Statement, File No. 333-173081)

3.2a*	Second Amended and Restated Bylaws as currently in effect (incorporated by reference to Exhibit 3.2a to the Form S-1 Registration Statement, File No. 333-173081)
3.2b*	Third Amended and Restated Bylaws to be in effect upon completion of our pending offering (incorporated by reference to Exhibit 3.2b to the Form S-1 Registration Statement, File No. 333-173081)
10.1*
Term B Loan Credit Agreement, dated as of December 17, 2010, among Remy International, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, UBS Securities LLC, Barclays Bank plc, and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to the Form S-1 Registration Statement, File No. 333-173081)

10.2*
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

31a*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
31b*	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed or furnished previously; as applicable

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Remy International, Inc.
(Registrant)

Date: December 5, 2012	By: /s/ Fred Knechtel

Fred Knechtel, Senior Vice President and
Chief Financial Officer