Form 10-Q
period 2013-03-31
REMY INTERNATIONAL, INC.
filed 2013-05-01
CIK 1046859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
(Address of principal executive offices, including zip code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of April 30, 2013, there were 32,009,709 shares of the Registrant's common stock outstanding.

PART I - Financial Information
Item 1.    Financial Statements
Remy International, Inc.
Consolidated balance sheets

	March 31,	December 31,
(In thousands, except share information)	2013	2012
Assets:	(unaudited)
Current assets:
Cash and cash equivalents	$93,035	$111,733
Trade accounts receivable (less allowances of $2,464 and $1,931)	189,633	170,637
Other receivables	17,801	17,203
Inventories	170,058	158,936
Deferred income taxes	38,328	36,315
Prepaid expenses and other current assets	13,950	15,431
Total current assets	522,805	510,255

Property, plant and equipment	232,216	227,955
Less accumulated depreciation and amortization	(89,863)	(86,072)
Property, plant and equipment, net	142,353	141,883

Deferred financing costs, net of amortization	4,278	4,867
Goodwill	271,418	271,418
Intangibles, net	97,737	99,329
Other noncurrent assets	76,984	73,463
Total assets	$1,115,575	$1,101,215

Liabilities and Equity:
Current liabilities:
Short-term debt	$10,428	$9,098
Current maturities of long-term debt	3,476	3,470
Accounts payable	161,065	155,407
Accrued interest	97	112
Accrued restructuring	2,197	3,679
Other current liabilities and accrued expenses	108,673	108,157
Total current liabilities	285,936	279,923

Long-term debt, net of current maturities	296,434	284,475
Postretirement benefits other than pensions	1,897	1,969
Accrued pension benefits	31,165	31,762
Deferred income taxes	2,680	2,390
Other noncurrent liabilities	31,888	29,188

Equity:
Remy International, Inc. stockholders' equity:
Common stock, Par value of $0.0001; 32,011,015 shares outstanding at March 31, 2013, and 31,865,008 shares outstanding at December 31, 2012	3	3
Treasury stock, at cost; 234,352 treasury shares at March 31, 2013, and 133,467 treasury shares at December 31, 2012	(1,454)	(229)
Additional paid-in capital	325,409	323,912
Retained earnings	184,577	186,483
Accumulated other comprehensive loss	(55,199)	(50,307)
Total Remy International, Inc. stockholders' equity	453,336	459,862
Noncontrolling interest	12,239	11,646
Total equity	465,575	471,508
Total liabilities and equity	$1,115,575	$1,101,215
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of operations
(Unaudited)

	Three months ended March 31,
(In thousands, except per share amounts)	2013	2012

Net sales	$281,726	$293,061
Cost of goods sold	226,747	231,025
Gross profit	54,979	62,036
Selling, general, and administrative expenses	40,150	34,272
Restructuring and other charges	681	1,698
Operating income	14,148	26,066
Interest expense	6,337	6,976
Loss on extinguishment of debt and refinancing fees	4,256	—
Income before income taxes	3,555	19,090
Income tax expense	1,712	9,566
Net income	1,843	9,524
Less net income attributable to noncontrolling interest	563	813
Net income attributable to common stockholders	$1,280	$8,711

Basic earnings per share:
Earnings per share	$0.04	$0.29
Weighted average shares outstanding	31,104	30,511
Diluted earnings per share:
Earnings per share	$0.04	$0.28
Weighted average shares outstanding	31,261	30,840
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of comprehensive income (loss)
(Unaudited)

	Three months ended March 31,
(In thousands):	2013	2012

Net income	$1,843	$9,524
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,142)	2,390
Currency forward contracts, net of tax	(568)	5,575
Commodity contracts, net of tax	(1,330)	4,380
Interest rate swap contract, net of tax	(270)	—
Employee benefit plans, net of tax	448	(61)
Total other comprehensive income (loss), net of tax	(4,862)	12,284
Comprehensive income (loss)	(3,019)	21,808
Less: Comprehensive income attributable to noncontrolling interest	563	813
Less: Other comprehensive income attributable to noncontrolling interest- foreign currency translation	30	12
Comprehensive income (loss) attributable to Remy International, Inc.	$(3,612)	$20,983
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of cash flows
(Unaudited)

	Three months ended March 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$1,843	$9,524
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	8,213	9,028
Amortization of debt issuance costs	360	441
Loss on extinguishment of debt and refinancing fees	4,256	—
Stock-based compensation	1,497	1,572
Deferred income taxes	(4,133)	667
Accrued pension and postretirement benefits, net	(21)	(457)
Restructuring and other charges	681	1,698
Cash payments for restructuring charges	(2,163)	(1,810)
Other	38	(581)
Changes in operating assets and liabilities, net of restructuring charges:
Accounts receivable	(21,247)	(24,296)
Inventories	(12,428)	(5,839)
Accounts payable	7,086	17,397
Other current assets and liabilities, net	1,528	(11,549)
Other noncurrent assets, liabilities, and other	(1,841)	(3,439)
Net cash used in operating activities	(16,331)	(7,644)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,720)	(7,825)
Net proceeds on sale of assets	28	268
Government grant proceeds related to capital expenditures	—	386
Net cash used in investing activities	(5,692)	(7,171)

Cash flows from financing activities:
Change in short-term debt and revolver	1,689	3,566
Payments made on long-term debt, including capital leases	(287,870)	(7,864)
Proceeds from issuance of long-term debt	299,250	—
Dividend payments on common stock	(3,197)	—
Purchase of treasury stock	(1,225)	—
Debt issuance costs	(3,443)	—
Net cash provided by (used in) financing activities	5,204	(4,298)

Effect of exchange rate changes on cash and cash equivalents	(1,879)	1,270
Net decrease in cash and cash equivalents	(18,698)	(17,843)
Cash and cash equivalents at beginning of period	111,733	91,684
Cash and cash equivalents at end of period	$93,035	$73,841
Supplemental information:
Noncash investing and financing activities
Purchases of property, plant and equipment in accounts payable	$2,630	$1,532
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Notes to unaudited condensed consolidated financial statements

1. Description of the business

Business

Remy International, Inc. (together with its subsidiaries, “we”, “our”, “us”, “Remy” or the “Company”) is a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light-duty trucks, heavy-duty trucks and other vehicles. We sell our products worldwide primarily under the “Delco Remy”, “Remy”, and “World Wide Automotive” brand names and our customers' widely recognized private label brand names. Our products include light-duty and heavy-duty starters and alternators for both the original equipment and the remanufactured markets, and hybrid power technology. These products are principally sold or distributed to original equipment manufacturers (“OEMs”) for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. We sell our products principally in North America, Europe, South America and Asia-Pacific.

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

On August 14, 2012, Fidelity National Special Opportunities, Inc., or "FNSO," a wholly-owned subsidiary of Fidelity National Financial, Inc., or "FNF", a leading provider of title insurance, mortgage services and restaurant and diversified services, purchased additional shares of Remy International, Inc. common stock, thereby increasing its ownership position above 50%. As a result, FNF began consolidating the financial results of Remy in the third quarter of 2012. As of March 31, 2013, FNSO held a 51% ownership interest in Remy, comprised of 16,342,508 shares of our common stock. Additionally, FNF and related subsidiaries participated in our Amended and Restated Term B Loan Credit Agreement on March 5, 2013 and held $29,925,000 principal amount of our Amended and Restated Term B loan as of March 31, 2013.

As of December 31, 2012, FNSO held a 51% ownership interest in Remy, comprised of 16,342,508 shares of our common stock. Additionally, FNF and related subsidiaries held $28,698,000 principal amount of our Term B loan as of December 31, 2012.

2. Summary of significant accounting policies

Interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These statements include all adjustments (consisting of normal recurring adjustments) that our management believes are necessary to present fairly our financial position, results of operations, and cash flows. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012.

Operating results for the interim periods presented in this report are not necessarily indicative of the results that may be expected for any future interim period or for the full year.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the year. Actual results could differ from these estimates.

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

The U.S. Department of Energy, or the DOE, awarded us a grant in 2009, pursuant to which it agreed to match up to $60,200,000 of eligible expenditures we make through 2012 for the commercialization of hybrid electric motor technology. We obtained agreements from the DOE to extend the period of eligibility for the grant through 2013. As of December 31, 2012, we have completed the first phase of the grant award and have received $36,000,000 of the total grant. In addition, a number of our hybrid customers have delayed launches of their products. We are now moderating our investments until the market develops, and we have elected to suspend the grant funding at this time.

In addition, we received various grants and subsidies from foreign jurisdictions during the three months ended March 31, 2013, and 2012. The amounts recognized in the accompanying consolidated statements of operations as government grants were as follows:

	Three months ended March 31,
(in thousands)	2013	2012
Reduction of cost of goods sold	$588	$1,194
Reduction of selling, general, and administrative expenses	$159	$1,875

As of March 31, 2013 and December 31, 2012, we had deferred revenue of $6,926,000 and $7,414,000, respectively, related to government grants.

Trade accounts receivable and allowance for doubtful accounts

Trade accounts receivable is stated at net realizable value, which approximates fair value. Substantially all of our trade accounts receivable are due from customers in the original equipment and aftermarket automotive industries, both domestically and internationally. Trade accounts receivable includes notes receivable of $28,056,000 and $29,091,000 as of March 31, 2013 and December 31, 2012, respectively. Trade accounts receivable is reduced by an allowance for amounts that are expected to become uncollectible in the future and for disputed items. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for doubtful customer accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is developed based on several factors including customers' credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Earnings per share

Basic earnings per share is calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares outstanding plus the assumed issuance of common shares and related adjustment to net income attributable to common stockholders related to all potentially dilutive securities. For the three months ended March 31, 2013, and 2012, in applying the treasury stock method, equivalent shares of unvested restricted stock and restricted stock units of 156,389 and 328,421 shares, respectively, were included in the weighted average shares outstanding in the diluted calculation. Anti-dilutive stock options of 111,470 were excluded from the calculation of dilutive earnings per share for the three months ended March 31, 2013. There were no shares or options excluded from the calculation of dilutive earnings per share for the three months ended March 31, 2012.

Recent accounting adoptions

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance on January 1, 2013. The adoption of this guidance increased our disclosures, but did not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities, that limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. ASU No. 2011-11, as clarified by ASU No. 2013-01, is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. We adopted this guidance on January 1, 2013. The adoption of this guidance had an immaterial impact.

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis as of March 31, 2013, and December 31, 2012, are set forth in the table below:

	As of March 31, 2013			As of December 31, 2012
(In thousands)	Asset/ (liability)	Level 2	Valuation technique	Asset/ (liability)	Level 2	Valuation technique
Interest rate swap contracts	$(2,715)	$(2,715)	C	$(2,218)	$(2,218)	C
Foreign exchange contracts	4,369	4,369	C	5,328	5,328	C
Commodity contracts	(3,559)	(3,559)	C	(1,315)	(1,315)	C

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

In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets (see Note 7). We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on our assumptions as observable inputs are not available. As such, we have determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

4. Financial instruments

Foreign currency risk

We manufacture and sell our products primarily in North America, South America, Asia, Europe and Africa. As a result our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we manufacture and sell our products. We generally try to use natural hedges within our foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, we consider managing certain aspects of our foreign currency activities through the use of foreign exchange contracts. We primarily utilize forward exchange contracts with maturities generally within twenty-four months to hedge against currency rate fluctuations, some of which are designated as hedges. As of March 31, 2013, and December 31, 2012, we had the following outstanding foreign currency contracts that were entered into to hedge forecasted purchases and revenues, respectively:

(In thousands)	Currency denomination
	March 31,	December 31,
Foreign currency contract	2013	2012
South Korean Won Forward	$55,862	$55,546
Mexican Peso Contracts	$67,885	$66,674
Brazilian Real Forward	$18,264	$18,055
Hungarian Forint Forward	€13,279	€13,565
Great Britain Pound Forward	£1,740	£1,370

Accumulated unrealized net gains of $2,858,000 and net gains of $3,426,000 were recorded in accumulated other comprehensive income (loss) (AOCI) as of March 31, 2013, and December 31, 2012, respectively. As of March 31, 2013, gains of $3,186,000 are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during the three months ended March 31, 2013 and 2012, respectively, was immaterial.

Interest rate risk

During 2010, we entered into an interest rate swap agreement in respect to 50% of the outstanding principal balance of our Term B Loan under which we swapped a variable LIBOR rate with a floor of 1.75% to a fixed rate of 3.345%. Due to the significant value of terminated swaps which were rolled into this Term B Loan swap, this Term B Loan interest rate swap was an undesignated hedge and changes in the fair value were recorded as interest expense in the accompanying consolidated statements of operations.

On March 27, 2013, we terminated our undesignated Term B Loan interest rate swap and transferred the value into a new undesignated interest rate swap agreement of $72,000,000 of the outstanding principal loan balance under which we swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 4.045% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72,000,000, and is reduced by $187,500 quarterly from the effective date. Due to the significant value of the terminated swaps which were transferred into this new swap, this interest rate swap is an undesignated hedge and changes in the fair value are recorded as interest expense in the accompanying consolidated statements of operations.

On March 27, 2013, we also entered into a designated interest rate swap agreement for $72,000,000 of the outstanding principal balance of our long term debt. Under the terms of the new interest rate swap agreement, we swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 2.75% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72,000,000 and is reduced by $187,500 quarterly from the effective date. This interest rate swap has been designated as a cash flow hedging instrument. Accumulated unrealized net losses of $270,000 were recorded in accumulated other comprehensive income (loss) (AOCI) as of March 31, 2013, and there were none recorded as of December 31, 2012. As of March 31, 2013, no losses are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during the three months ended March 31, 2013 was immaterial.

The interest rate swaps reduce our overall interest rate risk. However, due to the remaining outstanding borrowings on the Amended and Restated Term B Loan and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to us could be material if there are significant adverse changes in interest rates.

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

We had thirty-five commodity price hedge contracts outstanding at March 31, 2013, and thirty-six commodity price hedge contracts outstanding at December 31, 2012, with combined notional quantities of 6,805 and 6,566 metric tons of copper, respectively. These contracts mature within the next eighteen months. These contracts were designated as cash flow hedging instruments. Accumulated unrealized losses of $3,498,000 and $1,288,000, excluding the tax effect, were recorded in AOCI as of March 31, 2013, and December 31, 2012, respectively. As of March 31, 2013, losses of $3,270,000 are expected to be reclassified to the accompanying consolidated statement of operations within the next 12 months. Hedge ineffectiveness during the three month period ended March 31, 2013, and 2012, was immaterial.

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

Any derivative instrument designated initially, but no longer effective as a hedge, or initially not effective as a hedge, is recorded at fair value and the related gains and losses are recognized in the accompanying consolidated statements of operations. Our undesignated hedges are primarily our interest rate swaps whose fair value at inception of the instrument due to the rollover of existing interest rate swaps resulted in ineffectiveness. The following table discloses the fair values and balance sheet locations of our derivative instruments:

	Asset derivatives			Liability derivatives
(In thousands)	Balance sheet location	March 31, 2013	December 31, 2012	Balance sheet location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Commodity contracts	Prepaid expenses and other current assets	$56	$427	Other current liabilities and accrued expenses	$3,389	$2,009
Commodity contracts	Other noncurrent assets	—	267	Other noncurrent liabilities	226	—
Foreign currency contracts	Prepaid expenses and other current assets	5,365	5,537	Other current liabilities and accrued expenses	1,032	26
Foreign currency contracts	Other noncurrent assets	216	127	Other noncurrent liabilities	180	310
Interest rate swap contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	270	—
Total derivatives designated as hedging instruments		$5,637	$6,358		$5,097	$2,345
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Prepaid expenses and other current assets	$—	$—	Other current liabilities and accrued expenses	$—	$2,218
Interest rate swap contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	2,445	—
Total derivatives not designated as hedging instruments		$—	$—		$2,445	$2,218

 The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended March 31, 2013 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(2,102)	Cost of goods sold	$108	Cost of goods sold	$(29)
Foreign currency contracts	808	Cost of goods sold	1,334	Cost of goods sold	—
Interest rate swap contracts	(270)	Interest expense, net	—	Interest expense, net	—
	$(1,564)		$1,442		$(29)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap	Interest expense	$(227)

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended March 31, 2012 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$3,542	Cost of goods sold	$(838)	Cost of goods sold	$51
Foreign currency contracts	5,387	Cost of goods sold	(1,359)	Cost of goods sold	—
	$8,929		$(2,197)		$51

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap contracts	Interest expense	$(204)

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

Accounts receivable factoring arrangements

We have entered into factoring agreements with various domestic and European financial institutions to sell our accounts receivable under nonrecourse agreements. These are treated as a sale. The transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any domestic accounts after the factoring has occurred. We do not have any servicing assets or liabilities. We utilize factoring arrangements as an integral part of financing for us. The cost of factoring such accounts receivable is reflected in the accompanying consolidated statements of operations as interest expense with other financing costs. The cost of factoring such accounts receivable for the three months ended March 31, 2013, and 2012, was $1,505,000, and $1,287,000, respectively. Gross amounts factored under these facilities as of March 31, 2013, and December 31, 2012, were $200,933,000, and $183,547,000, respectively. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition.

5. Inventories

Net inventories consisted of the following:

	March 31,	December 31,
(In thousands)	2013	2012
Raw materials	$49,210	$47,972
Core inventory	33,818	31,191
Work-in-process	10,400	9,934
Finished goods	76,630	69,839
	$170,058	$158,936

Raw materials also include materials consumed in the manufacturing and remanufacturing process, but not directly incorporated into the finished products.

6. Property, plant and equipment

Depreciation and amortization expense of property, plant, and equipment for the three months ended March 31, 2013, and 2012, was $4,632,000, and $4,673,000, respectively.

7. Goodwill and other intangible assets

The following table represents the carrying value of other intangible assets:

	As of March 31, 2013			As of December 31, 2012
(In thousands)	Carrying value	Accumulated amortization	Net	Carrying value	Accumulated amortization	Net
Definite-life intangibles:
Intellectual property	$14,788	$4,200	$10,588	$14,370	$4,082	$10,288
Customer relationships	35,500	15,626	19,874	35,500	15,150	20,350
Customer contract	96,960	77,885	19,075	95,389	74,898	20,491
Total	147,248	97,711	49,537	145,259	94,130	51,129
Indefinite-life intangibles:
Trade names	48,200	—	48,200	48,200	—	48,200
Intangible assets, net	$195,448	$97,711	$97,737	$193,459	$94,130	$99,329
Goodwill	$271,418	$—	$271,418	$271,418	$—	$271,418

Definite-lived intangible assets are being amortized to reflect the pattern of economic benefit consumed.

We perform impairment testing annually or more frequently when events or circumstances indicate that the carrying amount of the above intangibles may be impaired.

8. Other noncurrent assets

Other noncurrent assets primarily consisted of core return rights of $34,860,000 and noncurrent deferred tax assets of $34,443,000 as of March 31, 2013. Other noncurrent assets primarily consisted of core return rights of $33,908,000 and noncurrent deferred tax assets of $32,907,000 as of December 31, 2012.

9. Other current liabilities and accrued expenses

Other current liabilities and accrued expenses consist of the following:

	March 31,	December 31,
(In thousands)	2013	2012
Accrued warranty	$23,287	$23,374
Accrued wages and benefits	14,533	18,531
Current portion of customer obligations	8,730	9,326
Rebates, stocklifts, discounts and returns	18,641	15,865
Current deferred revenue	2,360	2,882
Other	41,122	38,179
	$108,673	$108,157

Changes to our current and noncurrent accrued warranty were as follows:

	Three months ended March 31,
(In thousands)	2013	2012
Balance at beginning of period	$27,194	$30,278
Provision for warranty	9,317	9,573
Payments and charges against the accrual	(9,514)	(9,004)
Balance at end of period	$26,997	$30,847

10. Other noncurrent liabilities

Other noncurrent liabilities consist of the following:

	March 31,	December 31,
(In thousands)	2013	2012
Customer obligations, net of current portion	$3,376	$3,689
Noncurrent deferred revenue	5,596	5,755
Other	22,916	19,744
	$31,888	$29,188

We operate globally to take advantage of global economic conditions and related cost structures. We are subject to various duties and import/export taxes. We actively review our import/export processes in North and South America, Europe and Asia to verify the appropriate import duty classification, value and duty rate, including import value added tax. As part of this review process, we identified a potential exposure related to customs duties in the U.S. We notified and entered into negotiations with the U.S. Department of Commerce, or DOC, on this matter and reached a settlement with them. The settlement, dated October 1, 2007, requires us to pay a total of $7,279,000 plus interest as follows: $500,000 after acceptance of the settlement by the DOC; $970,000 thereafter annually, commencing June 30, 2008, with a final annual payment of $959,000 due on June 30, 2014. Interest began to accrue upon our emergence from bankruptcy. Early payment is permitted without penalty. The noncurrent balance included in other in the Other noncurrent liabilities table as of March 31, 2013 and December 31, 2012 was $959,000 for both periods. The current balance included in other current liabilities and accrued expenses as of March 31, 2013, and December 31, 2012 was $970,000 for both periods.

11.	Restructuring and other charges

Total restructuring and other charges of $681,000 were recorded for the three months ended March 31, 2013. These charges consisted of $370,000 of employee termination benefits, and $311,000 of other exit costs. The severance charges primarily related to continued costs related to the closure of our Mezokovesd, Hungary plant and reductions in force in our Edmond, Oklahoma facility.

Total restructuring and other charges of $1,698,000 were recorded during the three months ended March 31, 2012. These charges consisted of $1,686,000 of employee termination benefits, and $12,000 of other exit costs. The charges related to reductions in force in Mexico and Europe, and exit costs related to our Mexico, Europe and Virginia facilities.

The following table summarizes the activity in our accrual for restructuring and other charges for the three months ended March 31, (in thousands):

2013	Termination benefits	Exit costs	Total
Accrual at December 31, 2012	$3,573	$106	$3,679
Provision	370	311	681
Payments	(1,832)	(331)	(2,163)
Accrued at March 31, 2013	$2,111	$86	$2,197

2012	Termination benefits	Exit costs	Total
Accrual at December 31, 2011	$2,539	$386	$2,925
Provision	1,686	12	1,698
Payments	(1,449)	(361)	(1,810)
Accrued at March 31, 2012	$2,776	$37	$2,813

Significant components of restructuring and other charges were as follows (in thousands):

	Total expected costs	Expense incurred in			Estimated future expense
		2013	2012	2011
2013 Activities
Severance	$201	$201	$—	$—	$—
	$201	$201	$—	$—	$—
2012 Activities
Severance	$4,058	$169	$3,738	$—	$151
Exit costs	923	311	410	—	202
Other charges	1,687	—	1,687	—	—
	$6,668	$480	$5,835	$—	$353
2011 Activities
Severance	$4,518	$—	$1,635	$2,883	$—
Exit costs	801	—	241	560	—
	$5,319	$—	$1,876	$3,443	$—

12. Debt

Borrowings under long-term debt arrangements, net of discounts, consisted of the following:

	March 31,	December 31,
(In thousands)	2013	2012
Asset-Based Revolving Credit Facility, First Amendment-Maturity date of September 5, 2018	$—	$—
Term B Loan-Maturity date of December 17, 2016	—	284,892
Amended and Restated Term B Loan-Maturity date of March 5, 2020	296,999	—
Total Senior Credit Facility and Notes	296,999	284,892
Capital leases	2,911	3,053
Less current maturities	(3,476)	(3,470)
Long-term debt less current maturities	$296,434	$284,475

Future maturities of long-term debt outstanding at March 31, 2013, including capital lease obligations, and excluding original issue discount, in thousands, consist of the following:

2013 (remaining)	$2,589
2014	3,484
2015	3,507
2016	3,527
2017	3,402
Thereafter	285,652

On March 5, 2013, we entered into a First Amendment to our existing ABL Revolver Credit Agreement ("ABL First Amendment") to extend the maturity date of the Asset-Based Revolving Credit Facility ("ABL") from December 17, 2015 to September 5, 2018 and reduce the borrowing rate. The ABL First Amendment bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL First Amendment maintains the current availability at $95,000,000, but may be increased, under certain circumstances, by $20,000,000. The ABL is secured by substantially all domestic accounts receivable and inventory. At March 31, 2013, the ABL First Amendment balance was zero. Based upon the collateral supporting the ABL First Amendment, the amount borrowed, and the outstanding letters of credit of $2,860,000, there was additional availability for borrowing of $86,452,000 on March 31, 2013. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL First Amendment.

On March 5, 2013, we entered into a $300,000,000 Amended and Restated Term B Loan Credit Agreement ("Amended and Restated Term B Loan") to refinance the existing $286,978,000 Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the borrowing rate. The Amended and Restated Term B Loan bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3.00% per year with an original issue discount of $750,000. The Amended and Restated Term B Loan also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Amended and Restated Term B Loan is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL First Amendment. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Amended and Restated Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At March 31, 2013, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%. As a result of the refinancing of our Term B Loan syndication, we recorded a loss on extinguishment of debt and refinancing fees of $4,256,000 during the quarter ended March 31, 2013.

As of March 31, 2013 the estimated fair value of our Amended and Restated Term B Loan was $303,179,000. The estimated fair value was $6,180,000 more than the carrying value. As of December 31, 2012, the estimated fair values of our Term B Loan was $290,029,000. The estimated fair value was $5,137,000 more than the carrying value. The Level 2 fair market values are developed by the use of estimates obtained from brokers based on information available as of March 31, 2013 and December 31, 2012. The fair value estimates do not necessarily reflect the values we could realize in the current markets. Because of their short-term nature or variable interest rate, we believe the carrying value for short-term debt and the revolving credit agreement closely approximates their fair value.

All of our credit agreements contain various covenants and representations that are customary for transactions of this nature. We were in compliance with all covenants as of March 31, 2013. The credit agreements contain various restrictive covenants, which include, among other things: (i) a maximum leverage ratio; (ii) a minimum interest coverage ratio; (iii) mandatory prepayments upon certain asset sales and debt issuances; and (iv) limitations on the payment of dividends in excess of a specified amount. The term loan also includes events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5.0 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity.

Short-term debt

We have revolving credit facilities with four Korean banks with a total facility amount of approximately $16,186,000 of which $5,845,000 is borrowed at average interest rates of 3.84% at March 31, 2013. In Hungary, there is a revolving credit facility and a note payable with two separate banks for a credit facility of $5,301,000 of which $4,583,000 is borrowed at average interest rates of 2.70% at March 31, 2013. Also, in Belgium we have revolving loans with two banks for a credit facility of $2,756,000 with nothing borrowed at March 31, 2013.

Capital leases

Capital leases have been capitalized using nominal interest rates ranging from 4.50% to 15.10% as determined by the dates we entered into the leases. We had assets under capital leases of approximately $3,761,000 at March 31, 2013 and approximately $3,883,000 at December 31, 2012, net of accumulated amortization.

13. Stockholders' equity

Common stock

On December 12, 2012, we amended our Amended and Restated Certificate of Incorporation. The amendment authorizes the Company to issue 280,000,000 shares, consisting of 240,000,000 shares of common stock, par value $0.0001 per share, and 40,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2013, there were 32,011,015 common stock shares outstanding and no preferred stock shares outstanding.

The holders of common stock are entitled to one vote on all matters properly submitted on which the common stockholders are entitled to vote.

On February 14, 2013, we filed a Form S-8 to register 5,500,000 shares which may be issued pursuant to the Remy International, Inc. Omnibus Incentive Plan, or "Omnibus Incentive Plan". The Omnibus Incentive Plan became effective on October 27, 2010, was amended on March 24, 2011, and permits the granting of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other cash or share based awards to our employees and non-employee directors. Refer to Note 17. As of March 31, 2013, there were 3,420,498 shares available to be issued under the Omnibus Incentive Plan.

Treasury stock

During the quarter ended March 31, 2013, we withheld 65,781 shares at cost, or $1,225,000, to satisfy tax obligations for vesting of restricted stock shares granted to our employees under the Omnibus Incentive Plan. During the quarter ended March 31, 2012, there were no vestings of restricted stock shares, thus no shares were withheld to satisfy tax obligations.

Dividend payments

On January 31, 2013, our Board of Directors declared a quarterly cash dividend of $0.10 per share. The dividend amount of $3,197,000 was paid on February 28, 2013 to stockholders of record as of February 14, 2013. As of March 31, 2013, a dividend payable of $323,000 was recorded for unvested restricted shares and is payable in accordance with the vesting schedules of those restricted shares. There were no cash dividends declared nor paid during the quarter ended March 31, 2012. On April 29, 2013, our Board of Directors declared a quarterly cash dividend of $0.10 per share, payable on May 31, 2013, to stockholders of record as of May 17, 2013.

14. Reclassifications out of accumulated other comprehensive income (loss)

The following table discloses the changes in each component of accumulated other comprehensive income, net of tax for the three months ended March 31, 2013 (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on currency hedges	Unrealized gains (losses) on commodity hedges	Interest rate swaps	Employee benefit plan adjustment	Accumulated other comprehensive income (loss)
Balances at December 31, 2012	$(19,860)	$3,426	$(6,316)	$(1,574)	$(25,983)	$(50,307)
Other comprehensive income (loss) before reclassifications	(3,172)	513	(1,282)	(270)	102	(4,109)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,081)	(48)	—	346	(783)
Balances at March 31, 2013	$(23,032)	$2,858	$(7,646)	$(1,844)	$(25,535)	$(55,199)

The following table discloses the effect of reclassifications of accumulated other comprehensive income on the accompanying consolidated statement of operations for the three months ended March 31, 2013 (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Gains (losses) on cash flow hedges:
Foreign currency contracts	$1,334	Cost of goods sold
Commodity contracts	79	Cost of goods sold
	1,413	Total before tax
	(284)	Tax expense
	$1,129	Net of tax

Amortization of employee benefit plan costs:
Prior service costs	$454	Selling, general and administrative expenses
Net actuarial loss	(800)	Selling, general and administrative expenses
	(346)	Total before tax
	—	Tax expense
	$(346)	Net of tax

Total reclassifications for the period	$783	Net of tax

The following table discloses the changes in each component of accumulated other comprehensive income, net of tax for the three months ended March 31, 2012 (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on currency hedges	Unrealized gains (losses) on commodity hedges	Interest rate swaps	Employee benefit plan adjustment	Accumulated other comprehensive income (loss)
Balances at December 31, 2011	$(22,624)	$(9,513)	$(8,858)	$(1,574)	$(23,161)	$(65,730)
Other comprehensive income (loss) before reclassifications	2,390	4,390	3,593	—	45	10,418
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,185	787	—	(106)	1,866
Balances at March 31, 2012	$(20,234)	$(3,938)	$(4,478)	$(1,574)	$(23,222)	$(53,446)

The following table discloses the effect of reclassifications of accumulated other comprehensive income on the accompanying consolidated statement of operations for the three months ended March 31, 2012 (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Gains (losses) on cash flow hedges:
Foreign currency contracts	$(1,359)	Cost of goods sold
Commodity contracts	(787)	Cost of goods sold
	(2,146)	Total before tax
	174	Tax benefit
	$(1,972)	Net of tax

Amortization of employee benefit plan costs:
Prior service costs	$419	Selling, general and administrative expenses
Net actuarial loss	(313)	Selling, general and administrative expenses
	106	Total before tax
	—	Tax expense
	$106	Net of tax

Total reclassifications for the period	$(1,866)	Net of tax

15. Income taxes

We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. To the extent we cannot reliably estimate annual projected taxes for a taxing jurisdiction, taxes on ordinary income for such a jurisdiction are reported in the period in which they are incurred. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the realizability of deferred tax assets in future years.

Income tax expense of $1,712,000 for the three months ended March 31, 2013, consisted of deferred U.S. federal tax expense of $147,000, domestic state and local income tax expense of $8,000, and taxes in various foreign jurisdictions of $1,557,000. Income tax expense of $9,566,000 for the three months ended March 31, 2012, consisted of U.S. federal tax of zero, domestic state and local taxes of $268,000, and taxes in various foreign jurisdictions of $9,298,000.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2007 or state and local years before 2007, with limited exceptions. For domestic purposes, the tax attributes carried forward could be adjusted through the examination process and are subject to examination 3 years from the date of utilization. Furthermore, we are no longer subject to income tax examinations in major foreign tax jurisdictions for years prior to 2007, with limited exceptions.

We have total unrecognized tax benefits of $10,665,000 and $10,350,000 that have been recorded as liabilities as of March 31, 2013 and December 31, 2012, respectively, and we are uncertain as to if or when such amounts may be settled. During the three months ended March 31, 2013 and 2012, we recorded uncertain tax positions of $315,000 and $624,000, respectively.

The effective income tax rate for the three months ended March 31, 2013, differs from the U.S. federal income tax rate primarily due to effect on foreign taxable income, tax credits and tax assessments against the U.S. net income reported in the financial statements. The effective income tax rate for the three months ended March 31, 2012, differs from the U.S. federal income tax rate primarily due to the effect on foreign taxable income and the valuation allowance release against the U.S. net income reported in the financial statements. During the third quarter of 2012, the valuation allowance previously recorded against the net deferred tax assets in the United States was reversed.

We review the likelihood that we will realize the benefit of our deferred tax assets and, therefore, the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. We utilize a rolling 12 quarters of pre-tax results adjusted for significant permanent book to tax differences as a measure of cumulative results in recent years. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include but are not limited to the following: recent adjusted historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. If operating results improve or deteriorate on a sustained basis, our conclusions regarding the need for a valuation allowance could change, resulting in either the reversal or initial recognition of a valuation allowance in the future, which could have a significant impact on income tax expense in the period recognized and subsequent periods.

16. Employee benefit plans

The components of expense for the plans were as follows (in thousands):

Pension benefits:
	Three months ended March 31,
Components of expense	2013	2012
Service costs	$—	$73
Interest costs	642	653
Expected return on plan assets	(612)	(549)
Recognized net actuarial loss	344	436
Net periodic pension cost	$374	$613

Postretirement health care and life insurance plans:
	Three months ended March 31,
Components of expense	2013	2012
Interest costs	$19	$24
Amortization of prior service cost	(454)	(419)
Recognized net actuarial loss (gain)	456	(123)
Net periodic cost (benefit)	$21	$(518)

Cash flows - employee benefit plans

We contributed $348,000 and $418,000 to our pension plans during the three months ended March 31, 2013 and 2012, respectively. We expect to contribute a total of $1,748,000 to our U.S. pension plans in 2013. The postretirement health care plan is funded as benefits are paid.

17.	Stock-based compensation

On February 14, 2013, we filed a Form S-8 to register 5,500,000 shares which may be issued pursuant to the Omnibus Incentive Plan. The Omnibus Incentive Plan became effective on October 27, 2010, was amended on March 24, 2011, and permits our Compensation Committee to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other cash or share based awards to our employees and non-employee directors.

On January 4, 2011, executive officers and other key employees received restricted stock awards of 744,089 common shares. The executive officers and other key employees' awards are vested 50% time-based and 50% performance-based. The time-based shares are equally vested over a three year period. One-third of the performance-based shares will be available to vest in each of the calendar years 2011, 2012, and 2013, based on a target Adjusted EBITDA, for each of the years. Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, restructuring charges, and certain items such as noncash compensation expense, loss on extinguishment of debt, intangible asset impairment charges and reorganization items. Also on January 4, 2011, our board of directors received restricted stock awards of 340,455 common shares. One-half of the restricted stock shares granted to the board of directors vest at each anniversary of the grant date. As a nonpublic company prior to December 2012, there was not an active viable market for our common stock; accordingly, we used a calculated value of $11.00. We based this valuation primarily on the $11.00 per share price offered in the January 2011 rights offering. Since the shares sold in this rights offering were not freely tradable at issuance, the offering price includes a discount for lack of marketability, and we determined that this price approximates fair value as of the grant date.

On February 24, 2012, executive officers and other key employees received restricted stock awards of 462,002 common shares. The executive officers and other key employees’ awards are 50% time-based and 50% performance-based. The time-based restricted shares vest equally over a three-year period. One-third of the performance-based restricted shares will be available to vest for each of the calendar years 2012, 2013 and 2014 based on a target Adjusted EBITDA for each of the years. These performance-based awards are consistent with our compensation program’s guiding principles and are designed to align our executive officers and other key employees' interests with those of stockholders.

On the same date, our Board of Directors also received restricted stock awards of 45,713 common shares. One-half of the restricted stock shares granted to the Board of Directors vest at each anniversary of the grant date. As a nonpublic company prior to December 2012, there was not an active viable market for our common stock. Accordingly, we used a calculated value of $17.50, which was based primarily on the average closing price of our shares over a 90 day period prior to the grant.

On February 21, 2013, executive officers and other key employees received restricted stock awards of 220,406 common shares. These awards are similar to the awards described in the preceding paragraph, except that one-third of the performance-based restricted shares will be available to vest for each of the calendar years 2013, 2014 and 2015 based on a target operating income for each of the years. Additionally, executive officers and other key employees were granted 230,389 stock option awards which vest equally over a three-year period with a term of seven years and exercise price of $18.50. On the same date, our Board of Directors also received restricted stock awards of 32,164 common shares and stock option awards of 33,618 common shares. One-half of the restricted stock shares and stock options granted to the Board of Directors vest at each anniversary of the grant date. Stock options granted to the Board of Directors have a term of seven years and an exercise price of $18.50. As we became a publicly traded company in December 2012, these restricted stock awards were valued at $18.50, which was the closing price of our common stock on the grant date as reported on the NASDAQ Stock Market. We estimated the grant date fair value of stock options using the Black-Scholes valuation model. The weighted average valuation per share was $7.59 based on the following assumptions: Risk-free interest rate: 0.86%, Dividend Yield: 2.16%, Expected Volatility: 56.70% and Expected Term: 5 years.

Noncash compensation expense related to all types of awards was recognized for the three month period ended March 31, as follows:

	Three months ended March 31,
(In thousands)	2013	2012
Stock-based compensation expense	$1,497	$1,572

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

We are a multi-national corporation with operations in many countries, including the United States, Canada, Mexico, Brazil, China, Hungary, South Korea, the United Kingdom, Belgium and Tunisia. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and non-U.S. currencies. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both denominated in the local currency, and through selective currency hedges. From time to time, we enter into exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions. Refer to Note 4. Sales are attributed to geographic locations based on the point of sale.

Information about our net sales by region was as follows:

	Three months ended March 31,
(In thousands)	2013	2012
Net sales to external customers:
United States	$190,022	$193,527
Europe	24,460	28,491
Other Americas	14,159	13,143
Asia Pacific	53,085	57,900
Total net sales	$281,726	$293,061

19. Other commitments and contingencies

We are party to various legal actions and administrative proceedings and subject to various claims arising in the ordinary course of business, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. We review these matters on an ongoing basis and follow the provisions of FASB ASC Topic 450, Contingencies, when making accrual and disclosure decisions. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and which represents our best estimate has been recorded in our accompanying consolidated financial statements. We believe that the ultimate liability, if any, in excess of amounts already provided for in our accompanying consolidated financial statements on the disposition of these matters and the matters discussed below would not have a material adverse effect on our financial position.

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

Tecnomatic filed a lawsuit on March 9, 2011 in U.S. District Court, N. D. of Illinois, against Remy International, Inc., its Mexican subsidiaries and two other entities alleging breach of confidentiality agreement, misrepresentation and misappropriation of technology and requested damages of $110,000,000. We believe this action is without merit and an attempt to push us to settle the prior case. On June 27, 2011, the Illinois Court granted our motion to transfer the case to U.S. District Court, Southern District of Indiana, Indianapolis Division, and the two pending actions were merged by the Indiana Court. No trial date has been set, but it is anticipated to be in the second quarter of 2015. Due to the early stage of this case, it is not possible to make a meaningful estimate of the amount or range of loss to the Company, if any, that could result from this case at this time. As such, we have no amounts accrued as of March 31, 2013 for this case. We intend to vigorously defend this case.

20. Executive officer separation

On January 31, 2013, we entered into a Transition, Noncompetition and Release Agreement (the "Agreement") with John H. Weber, our former President and Chief Executive Officer, effective February 28, 2013. Pursuant to the terms of the Agreement, Mr. Weber received a lump sum cash payment of $7,000,000 (a decrease to diluted earnings per share of $0.15, net of tax), which is included in selling, general and administrative expenses in the accompanying unaudited consolidated statement of operations for the three months ended March 31, 2013.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes contained elsewhere in this Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under "Risk factors" and other sections of our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We sell our new starters, alternators and hybrid electric motors to U.S. and non-U.S. OEMs for factory installation on new vehicles. We sell remanufactured and new starters and alternators to aftermarket customers, mainly retailers in North America, warehouse distributors in North America and Europe, and OEMs globally for the original equipment service ("OES") market. We sell a small volume of remanufactured locomotive power assemblies in North America, and steering gear and brake calipers for light vehicles in Europe.

Financial Results

During the first quarter of 2013, net income was $1.8 million, a decrease of $7.7 million over the same period in 2012. During the quarter, we successfully refinanced our Term B Loan to extend the maturity from December 17, 2016 to March 5, 2020, and reduced the borrowing rate by 2.00%, or approximately $6.0 million in 2013 annualized savings of interest expense. The Term B Amendment bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3% per annum with an original issue discount of $0.8 million. As a result of the refinancing of our Term B Loan syndication, we recorded a loss on extinguishment of debt and refinancing fees of $4.3 million during the quarter ended March 31, 2013. Additionally, we entered into a Transition, Noncompetition and Release Agreement, with John H. Weber, our former President and Chief Executive Officer which resulted in $7.0 million of additional selling, general and administrative expenses in the first quarter of 2013. Excluding those two events, net income for the quarter would have been $13.1 million, an increase of $3.6 million over the same period in 2012.

During the quarter, we were awarded and launched several new business awards including the following:

•	Launched first alternator for Hyundai Korea Kappa platform

•	Awarded SAIC (Shanghai Automotive Industrial Corp.) Commercial SV61 starter

•	Awarded Perkins Shibaura (Wuxi) starters in China

•	Successful 44MT starter launch in the global aftermarket

We continued start-up associated with our manufacturing and engineering facility in Wuhan, China to begin production in the second quarter of 2013. We also incurred continued restructuring costs associated with the closure of our Mezokovesd, Hungary facility.

Recent Trends and Conditions

General economic conditions
According to IHS Global Insight, global light vehicle production was down 1%, global medium and heavy duty production was down 12% during the first quarter of 2013 as compared to the same period in 2012. The decrease in global medium and heavy duty production was primarily a result of a 19% decrease in China and 12% decline in North America due to the commercial vehicle market softening. Demand in Europe remains weak. The prolonged economic uncertainties in Europe continue as the ongoing sovereign debt crisis and banking concerns in the Euro zone have resulted in recessionary conditions throughout the region with low consumer demand for vehicles. The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles.

Weather can affect aftermarket sales of starters and alternators. Extreme cold can damage starters and extreme heat can increase alternator failures. In both cases, this extreme weather can stimulate sales of aftermarket starters and alternators. In the first quarter of 2013, the Midwest and Northeast United States experienced colder weather. We did not experience the same effect in 2012.

Materials and pricing pressure

Overall commodity price fluctuation is an ongoing concern for our business and has been an operational and financial focus. We have pass-through pricing agreements with a number of our customers that reduce our exposure to metals price volatility. Where metals price volatility is not covered by customer agreements, we utilize hedging instruments where appropriate, taking into consideration their cost and their effectiveness. Average copper prices were lower for the quarter ended March 31, 2013 than for the same period in 2012.

In our remanufacturing operations, our principal inputs are cores, approximately 90% of which we receive in exchange for remanufactured units. Cores are used starters or alternators that customers exchange when they purchase new products. If usable, we refurbish these cores into a remanufactured product that we sell to our aftermarket customers. When we are required to purchase cores rather than receiving them in exchange for remanufactured units, we are affected by market pricing of cores. The cost of cores fluctuates based on a number of factors, including supply and demand and the underlying value of the commodities that the cores contain.

Additionally, pressure from our customers to reduce prices is characteristic of the automotive supply industry. Historically, we have taken steps to reduce costs and minimize or resist price reductions.

Foreign currencies

During the first quarter of 2013, approximately 33% of our net sales were transacted outside the United States. The functional currency of our foreign operations is generally the local currency, while our financial statements are presented in U.S. dollars. Foreign exchange has an unfavorable impact on net sales when the U.S. dollar is relatively strong as compared with foreign currencies and a favorable impact on net sales when the U.S. dollar is relatively weak as compared with foreign currencies. While we employ financial instruments to hedge certain exposures related to transactions from fluctuations in foreign currency exchange rates, these hedging actions do not entirely insulate us from currency effects and such programs may not always be available to us at economically reasonable costs. During the first three months of 2013, we experienced a positive impact from foreign currency effects on our reported earnings in U.S. dollars compared to the first three months of 2012, primarily resulting from the results denominated in other currencies, mainly the Mexican Peso, South Korean Won and Brazilian Real.

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
In addition, a number of our hybrid customers have delayed launches of their products. We are now moderating our investments until the market develops, and we have elected to suspend the Department of Energy grant funding at this time.

Although we believe that we have established a firm foundation for profitability, we continue to evaluate our global manufacturing and supply chain to further streamline our operations. During 2013, we expect to complete the closure of our Mezokovesd, Hungary plant and transfer the production to our other facilities in Hungary, Mexico and Korea.

Non-U.S. GAAP measurements - Adjusted EBITDA

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

We define adjusted EBITDA as net income attributable to common stockholders before interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, net income attributable to noncontrolling interest, restructuring, other charges and other impairment charges, loss on extinguishment of debt and refinancing fees, executive officer separation cost and other adjustments as set forth in the reconciliations provided below.

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

The following table sets forth a reconciliation of adjusted EBITDA to its most directly comparable U.S. GAAP measure, net income attributable to common stockholders:

	Three months ended March 31,
(in thousands)	2013	2012

Net income attributable to common stockholders	$1,280	$8,711
Adjustments:
Interest expense	6,337	6,976
Income tax expense	1,712	9,566
Depreciation and amortization	8,213	9,028
Stock-based compensation expense	1,497	1,572
Net income attributable to noncontrolling interest	563	813
Restructuring and other charges	681	1,698
Loss on extinguishment of debt and refinancing fees	4,256	—
Executive officer separation	7,000	—
Other	(264)	—
Total adjustments	29,995	29,653
Adjusted EBITDA	$31,275	$38,364

Results of operations

The following table presents our consolidated results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Three months ended March 31,			Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands)	2013	2012

Net sales	$281,726	$293,061	$(11,335)	(3.9)%
Cost of goods sold	226,747	231,025	(4,278)	(1.9)%
Gross profit	54,979	62,036	(7,057)	(11.4)%
Selling, general, and administrative expenses	40,150	34,272	5,878	17.2%
Restructuring and other charges	681	1,698	(1,017)	(59.9)%
Operating income	14,148	26,066	(11,918)	(45.7)%
Interest expense	6,337	6,976	(639)	(9.2)%
Loss on extinguishment of debt and refinancing fees	4,256	—	4,256	*
Income before income taxes	3,555	19,090	(15,535)	(81.4)%
Income tax expense	1,712	9,566	(7,854)	(82.1)%
Net income	1,843	9,524	(7,681)	(80.6)%
Less net income attributable to noncontrolling interest	563	813	(250)	(30.8)%
Net income attributable to common stockholders	$1,280	$8,711	$(7,431)	(85.3)%
*Not meaningful

Net sales

Net sales decreased by $11.3 million, or 3.9%, to $281.7 million for the three months ended March 31, 2013, from $293.1 million for the same period in 2012. Volume remained steady period over period. Product mix and pricing accounted for $10.2 million of the decrease and metals recovery accounted for $3.4 million of the decrease, partially offset by favorable foreign currency translation of $2.3 million.

Net sales of new starters and alternators to OEMs in the three months ended March 31, 2013 decreased in both light vehicle and commercial vehicle products. Net sales of light vehicle starters and alternators to OEMs were $98.7 million in the three months ended March 31, 2013, a $7.8 million, or 7.3%, decrease compared to $106.5 million in the same period in 2012. Net sales of commercial vehicle starters and alternators to OEMs were $64.4 million in the three months ended March 31, 2013, a $4.9 million, or 7.1%, decrease compared to $69.3 million in the same period in 2012. These reductions are mainly due to volume decreases as certain GM programs ended in late 2012, demand in Europe remains weak, and China growth has slowed. We also sold $6.0 million of hybrid electric motors to OEMs in the three months ended March 31, 2013, as compared to $10.1 million in the same period in 2012.

Net sales of light vehicle products to aftermarket customers were $84.0 million in the three months ended March 31, 2013, a $7.7 million, or 10.1% increase from $76.3 million in the same period in 2012. We experienced strong orders from our retail customers partially offset by competitive price pressure. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $18.7 million in the first quarter of 2013, a decrease of $1.5 million, or 7.4% from $20.2 million in the first quarter of 2012.

Net sales of remanufactured locomotive power trains and multiline products, which consist of a small volume of remanufactured steering gear and brake calipers that we sell in Europe to aftermarket customers, were $9.9 million in the three months ended March 31, 2013, a $0.8 million, or 7.5% decrease from the same period in 2012.

Cost of goods sold

Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold was $226.7 million in the three months ended March 31, 2013 and $231.0 million in the three months ended March 31, 2012, a decrease of $4.3 million, or 1.9%. The decrease was mainly due to lower volumes. Cost of goods sold as a percentage of net sales increased during the three months ended March 31, 2013 to 80.5%, from 78.8% in 2012. This increase in percentage was mainly due to increased material costs and start-up costs associated with our new Wuhan, China facility.

Gross profit

As a result of the above changes in net sales and cost of goods sold, gross profit as a percentage of net sales decreased to 19.5% for the three months ended March 31, 2013 from 21.2% for the three months ended March 31, 2012.

Selling, general and administrative expenses

For the three months ended March 31, 2013, selling, general and administrative expenses, or SG&A, was $40.2 million, which represents an increase of $5.9 million, or 17.2%, from SG&A of $34.3 million for the three months ended March 31, 2012. The increase is primarily related to a one-time charge representing a $7.0 million lump sum cash payment made to our former President and Chief Executive Officer pursuant to the terms of a Transition, Noncompetition and Release Agreement effective February 28, 2013, partially offset by continued cost savings initiatives versus the same period in 2012.

Restructuring and other charges

Restructuring and other charges, including fixed asset impairments, decreased by $1.0 million, to $0.7 million for the three months ended March 31, 2013 compared to $1.7 million for the same period in 2012. The restructuring expense for the three months ended March 31, 2013 primarily related to ongoing activities of the closure of our Mezokovesd, Hungary facility which commenced in the third quarter 2012. The restructuring charges in the three months ended March 31, 2012 consisted of termination benefits of $1.7 million related to reductions in force in Mexico and Europe, and exit costs related to our Mexico, Europe and Virginia facilities.

Interest expense, net

Interest expense decreased by $0.6 million from $7.0 million for the three months ended March 31, 2012 to $6.3 million in the same period in 2013. The decrease in interest expense is primarily due to a decrease in interest rate from 6.25% in 2012 to 4.25% in 2013 due to the refinancing of the Term B loan on March 5, 2013 and lower amounts borrowed on short term debt in 2013 versus 2012.

Loss on extinguishment of debt and refinancing fees

Loss on extinguishment of debt and refinancing fees increased by $4.3 million for the three months ended March 31, 2013 from for the same period in 2012, as a result of the refinancing of our Term B Loan syndication. No amounts were recorded during 2012.

Income tax expense

Income tax expense decreased by $7.9 million to $1.7 million for the three months ended March 31, 2013 from income tax expense of $9.6 million for the same period in 2012. The decrease was primarily a result of lower income before taxes in 2013 versus 2012.

Net income attributable to common stockholders

Our net income attributable to Remy International, Inc. for the three months ended March 31, 2013 was $1.3 million as compared to $8.7 million for the three months ended March 31, 2012, for the reasons described above.

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

As of March 31, 2013, we had cash and cash equivalents on hand of $93.0 million representing a $18.7 million decrease compared to the $111.7 million cash and cash equivalents on hand as of December 31, 2012. Total liquidity as of March 31, 2013, including cash on hand, availability under the ABL First Amendment, and availability under short-term debt credit facilities, was $193.3 million.

Cash flows

The following table shows the components of our cash flows for the periods presented:

	Three months ended March 31,
(in thousands)	2013	2012

Net cash provided by (used in):
Operating activities before changes in operating assets and liabilities	$10,571	$20,082
Changes in operating assets and liabilities	(26,902)	(27,726)
Operating activities	(16,331)	(7,644)
Investing activities	(5,692)	(7,171)
Financing activities	5,204	(4,298)

Cash flows-Operating activities

Cash used in operating activities was $16.3 million and $7.6 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in operating cash flows was primarily a result of the decrease in net income as discussed above.

During 2013, changes in operating assets and liabilities resulted in a negative cash flow of $26.9 million, primarily related to the increase in working capital due to increased accounts receivable and inventory in order to support our North American aftermarket customers and set up of our new Wuhan, China facility. The payment of a $7.0 million lump sum cash payment made to our former President and Chief Executive Officer pursuant to the terms of a Transition, Noncompetition and Release Agreement in the first quarter of 2013 was offset by the payment under the long term cash incentive plan of $7.0 million in the first quarter of 2012. We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable and accounts payable.

Cash flows-Investing activities

Cash used in investing activities for the three months ended March 31, 2013 was $5.7 million, as compared to $7.2 million for the three months ended March 31, 2012. The decrease was primarily due to decreases in purchases of property, plant and equipment.

Cash flows-Financing activities

Cash provided by financing activities for the three months ended March 31, 2013 was $5.2 million, representing a $9.5 million increase over the $4.3 million cash used in financing activities for the three months ended March 31, 2012. During 2013, the cash provided by financing activities was driven by refinancing of the existing $287.0 million Term B Loan payments with $299.3 million in proceeds received in connection with the Amended and Restated Term B Loan Credit Agreement and additional borrowings under our short term debt of $1.7 million, offset by $3.2 million in dividend payments, $1.2 million in treasury stock purchases related to the withholding of shares to satisfy our employees' tax obligations on restricted stock vestings, and $3.4 million in deferred financing fees. In 2012, the cash used in financing activities was primarily due to the $7.9 million debt principal payments and excess cash payment, partially offset by additional borrowings on short term debt of $3.6 million.

Debt and Capital Structure

First Amendment to ABL Revolver Credit Agreement

On March 5, 2013, we entered into the ABL First Amendment to extend the maturity date of the ABL from December 17, 2015 to September 5, 2018 and reduce the borrowing rate. The ABL First Amendment bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL First Amendment maintains the current availability at $95.0 million, but may be increased, under certain circumstances, by $20.0 million. The ABL First Amendment is secured by substantially all domestic accounts receivable and inventory. At March 31, 2013, the ABL First Amendment balance was zero. Based upon the collateral supporting the ABL First Amendment the amount borrowed, and the outstanding letters of credit of $2.9 million, there was additional availability for borrowing of $86.5 million on March 31, 2013. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL First Amendment.

Amended and Restated Term B Loan Credit Agreement

On March 5, 2013, we entered into a $300.0 million Amended and Restated Term B Loan to refinance the existing $287.0 million Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the borrowing rate. The Amended and Restated Term B Loan bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3% per annum with an original issue discount of $750,000. The Amended and Restated Term B Loan also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Amended and Restated Term B Loan is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL First Amendment. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Amended and Restated Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At March 31, 2013, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%. As a result of the refinancing of our Term B Loan syndication, we recorded a loss on extinguishment of debt and refinancing fees of $4.3 million during the quarter ended March 31, 2013.

See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our revolving credit facility and for more details on the ABL First Amendment and Amended and Restated Term B Loan.

Under normal working capital utilization of liquidity, portions of the amounts drawn under our liquidity facilities typically are paid back throughout the month as cash from customers is received. We could then draw upon such facilities again for working capital purposes in the same or succeeding months.

The agreement that governs our senior secured revolving credit facility contains a number of covenants, including financial covenants, that would impact our ability to borrow on the facility if not met. These covenants include restrictive covenants that restrict, among other things, the ability to incur additional indebtedness and pay cash dividends on our common stock. The facility also includes customary events of default, including breach of covenant and cross-defaults to certain other debt. As of March 31, 2013, we were in compliance with all of our covenants.

Non-U.S. borrowing arrangements

At March 31, 2013, our subsidiaries outside the U.S. also had various uncommitted credit facilities, of which $13.8 million was not utilized. We expect that these additional facilities will be drawn on from time to time for normal working capital purposes and to fund capital expenditures in support of operations and planned expansions in certain regions. See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our short term debt.

For further description of our outstanding debt, see Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

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

Contractual obligations

There were no material changes to our long-term contractual obligations during the three months ended March 31, 2013, other than our obligations related to our long-term debt refinancing. For further description of our long-term debt refinancing, see Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

Contingencies

Information concerning contingencies are contained in Note 19 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

Off-Balance sheet arrangements

We do not have any material off-balance sheet arrangements.

Accounting pronouncements

For a discussion of certain pending accounting pronouncements, see Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

Critical accounting policies and estimates

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Actual amounts could differ significantly from these estimates. See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a summary of the significant accounting policies and methods used in the preparation of our unaudited condensed consolidated financial statements. A detailed description of our significant accounting policies is included in Note 2 to our audited consolidated financial statements included in our Annual Report for Form 10-K for the year ended December 31, 2012. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2013.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes to the quantitative and qualitative information about our market risks from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2013.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings
 The information concerning the legal proceedings involving the Company contained in Note 19 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.
Item 1A.     Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to Risk Factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission on February 27, 2013.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
We withheld the following shares of common stock to satisfy tax withholding obligations during the quarter ended March 31, 2013 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet by purchased under the plans or programs (2)
1/1/2013 - 1/31/2013	—	$—	—	—
2/1/2013 - 2/28/2013	—	—	—	—
3/1/2013 - 3/31/2013	65,781	18.63	—	—
Total	65,781	$18.63

(1)	Shares purchased during the three months ended March 31, 2013 were in connection with employee payroll tax withholding for restricted stock distributions.

(2)	We have not announced a general plan or program to purchase shares.

Item 6.	Exhibits Index

Incorporated by reference
Exhibit Number	Exhibit Name	Form	Exhibit	Filing Date	Filed herewith
3.1	Amended and Restated Certificate of Incorporation as currently in effect	S-8	EX-3.1	2/14/2013
3.2	Amended and Restated Bylaws	S-8	EX-3.2	2/14/2013
10.1
Amended and Restated Term B Loan Credit Agreement, dated as of March 5, 2013, among Remy International, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, UBS Securities LLC, Wells Fargo Securities, LLC, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A.
X
10.2
First Amendment to Credit Agreement, dated as of March 5, 2013, among Remy International, Inc., Western Reman Industrial, Inc., Power Investments, Inc., Remy Electric Motors, L.L.C., Reman Holdings, L.L.C., Remy India Holdings, Inc., Remy Technologies, L.L.C., Remy Korea Holdings, L.L.C., Remy Inc., Remy International Holdings, Inc., Remy Power Products, LLC, World Wide Automotive, L.L.C., Wells Fargo Capital Finance, LLC
X
*10.3	Amendment No. 2 to Second Amended and Restated Employment Agreement, effective as of January 31, 2013, by and between Remy International, Inc. and John J. Pittas				X
*10.4	Transition, Noncompetition and Release Agreement, effective as of January 31, 2013, by and between Remy International, Inc. and John H. Weber.				X
*10.5	Form of Notice of Stock Option Grant for Employees and Stock Option Agreement under the Remy International, Inc. Omnibus Incentive Plan				X
*10.6	Form of Notice of Stock Option Grant for Directors and Stock Option Agreement under the Remy International, Inc. Omnibus Incentive Plan				X
*10.7	Employment Agreement, effective as of January 1, 2013, by and between Remy International, Inc. and Shawn Pallagi	8-K	EX-10.1	1/7/2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema Document				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				X

Management contracts and compensatory plans or arrangements are designated with “*”.
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Remy International, Inc.
(Registrant)

Date: May 1, 2013	By: /s/ Fred Knechtel

Fred Knechtel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)