Form 10-Q
period 2013-06-30
REMY INTERNATIONAL, INC.
filed 2013-08-05
CIK 1046859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of July 31, 2013, there were 32,013,810 shares of the Registrant's common stock outstanding.

PART I - Financial Information
Item 1.    Financial Statements
Remy International, Inc.
Consolidated balance sheets

	June 30,	December 31,
(In thousands, except share information)	2013	2012
Assets:	(unaudited)
Current assets:
Cash and cash equivalents	$61,046	$111,733
Trade accounts receivable (less allowances of $1,738 and $1,931)	188,957	170,637
Other receivables	23,495	17,203
Inventories	166,083	158,936
Deferred income taxes	37,982	36,315
Prepaid expenses and other current assets	7,207	15,431
Total current assets	484,770	510,255

Property, plant and equipment	236,494	227,955
Less accumulated depreciation and amortization	(93,371)	(86,072)
Property, plant and equipment, net	143,123	141,883

Deferred financing costs, net of amortization	4,142	4,867
Goodwill	271,418	271,418
Intangibles, net	96,321	99,329
Other noncurrent assets	80,937	73,463
Total assets	$1,080,711	$1,101,215

Liabilities and Equity:
Current liabilities:
Short-term debt	$3,044	$9,098
Current maturities of long-term debt	3,704	3,470
Accounts payable	146,205	155,407
Accrued interest	89	112
Accrued restructuring	1,539	3,679
Other current liabilities and accrued expenses	119,448	108,157
Total current liabilities	274,029	279,923

Long-term debt, net of current maturities	295,353	284,475
Postretirement benefits other than pensions	1,819	1,969
Accrued pension benefits	30,699	31,762
Deferred income taxes	1,964	2,390
Other noncurrent liabilities	30,401	29,188

Equity:
Remy International, Inc. stockholders' equity:
Common stock, Par value of $0.0001; 32,013,810 shares outstanding at June 30, 2013, and 31,865,008 shares outstanding at December 31, 2012	3	3
Treasury stock, at cost; 235,658 treasury shares at June 30, 2013, and 133,467 treasury shares at December 31, 2012	(1,477)	(229)
Additional paid-in capital	317,833	323,912
Retained earnings	192,743	186,483
Accumulated other comprehensive loss	(62,656)	(50,307)
Total Remy International, Inc. stockholders' equity	446,446	459,862
Noncontrolling interest	—	11,646
Total equity	446,446	471,508
Total liabilities and equity	$1,080,711	$1,101,215
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012

Net sales	$282,349	$294,819	$564,076	$587,881
Cost of goods sold	227,648	233,325	454,396	464,350
Gross profit	54,701	61,494	109,680	123,531
Selling, general, and administrative expenses	32,415	33,516	72,565	67,789
Restructuring and other charges	2,128	1,892	2,809	3,589
Operating income	20,158	26,086	34,306	52,153
Interest expense–net	3,731	6,788	10,068	13,764
Loss on extinguishment of debt and refinancing fees	—	—	4,256	—
Income before income taxes	16,427	19,298	19,982	38,389
Income tax expense	4,963	1,334	6,675	10,899
Net income	11,464	17,964	13,307	27,490
Less net income attributable to noncontrolling interest	96	523	659	1,337
Net income attributable to common stockholders	$11,368	$17,441	$12,648	$26,153

Basic earnings per share:
Earnings per share	$0.36	$0.57	$0.41	$0.86
Weighted average shares outstanding	31,239	30,637	31,173	30,574
Diluted earnings per share:
Earnings per share	$0.36	$0.56	$0.40	$0.85
Weighted average shares outstanding	31,364	30,892	31,314	30,774
Dividends declared per common share	$0.10	$0.10	$0.20	$0.10
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of comprehensive income (loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands):	2013	2012	2013	2012

Net income	$11,464	$17,964	$13,307	$27,490
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,088)	(4,759)	(5,230)	(2,358)
Currency forward contracts, net of tax	(3,602)	1,282	(4,170)	6,857
Commodity contracts, net of tax	(2,413)	(2,491)	(3,743)	1,889
Interest rate swap contract, net of tax	894	—	624	—
Employee benefit plans, net of tax	(78)	(210)	370	(271)
Total other comprehensive income (loss), net of tax	(7,287)	(6,178)	(12,149)	6,117
Comprehensive income	4,177	11,786	1,158	33,607
Less: Comprehensive income attributable to noncontrolling interest	96	523	659	1,337
Less: Other comprehensive income (loss) attributable to noncontrolling interest- foreign currency translation	170	(46)	200	(35)
Comprehensive income attributable to Remy International, Inc.	$3,911	$11,309	$299	$32,305
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of cash flows
(Unaudited)

	Six months ended June 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$13,307	$27,490
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	17,022	18,799
Amortization of debt issuance costs	613	882
Loss on extinguishment of debt and refinancing fees	4,256	—
Stock-based compensation	3,246	3,536
Deferred income taxes	(3,409)	424
Accrued pension and postretirement benefits, net	(416)	(1,259)
Restructuring and other charges	2,809	3,589
Cash payments for restructuring charges	(4,949)	(5,059)
Other	(801)	(908)
Changes in operating assets and liabilities, net of restructuring charges:
Accounts receivable	(27,010)	(20,882)
Inventories	(9,187)	1,169
Accounts payable	(6,206)	883
Other current assets and liabilities, net	7,231	(15,691)
Other noncurrent assets and liabilities, net	(6,446)	(8,818)
Net cash (used in) provided by operating activities	(9,940)	4,155

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,239)	(13,222)
Net proceeds on sale of assets	303	268
Government grant proceeds related to capital expenditures	—	562
Net cash used in investing activities	(12,936)	(12,392)

Cash flows from financing activities:
Change in short-term debt and revolver	(5,750)	1,758
Payments made on long-term debt, including capital leases	(288,874)	(8,717)
Proceeds from issuance of long-term debt	299,250	—
Dividend payments on common stock	(6,331)	(3,064)
Purchase of treasury stock	(1,248)	(23)
Debt issuance costs	(3,476)	—
Purchase of and distributions to noncontrolling interest	(18,902)	—
Other	—	565
Net cash used in financing activities	(25,331)	(9,481)

Effect of exchange rate changes on cash and cash equivalents	(2,480)	(369)
Net decrease in cash and cash equivalents	(50,687)	(18,087)
Cash and cash equivalents at beginning of period	111,733	91,684
Cash and cash equivalents at end of period	$61,046	$73,597
Supplemental information:
Noncash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	$1,825	$1,649
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Notes to unaudited condensed consolidated financial statements

1. Description of the business

Business

Remy International, Inc. (together with its subsidiaries, “we”, “our”, “us”, “Remy” or the “Company”) is a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light-duty trucks, heavy-duty trucks and other vehicles. We sell our products worldwide primarily under the “Delco Remy”, “Remy”, and “World Wide Automotive” brand names and our customers' widely recognized private label brand names. Our products include light-duty and heavy-duty starters and alternators for both the original equipment and the remanufactured markets, and hybrid power technology. These products are principally sold or distributed to original equipment manufacturers (“OEMs”) for both original equipment manufacture and aftermarket operations, as well as, to warehouse distributors and retail automotive parts chains. We sell our products principally in North America, Europe, South America and Asia-Pacific.

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

On August 14, 2012, Fidelity National Special Opportunities, Inc., or "FNSO," a wholly-owned subsidiary of Fidelity National Financial, Inc., or "FNF", a leading provider of title insurance, mortgage services and restaurant and diversified services, purchased additional shares of Remy International, Inc. common stock, thereby increasing its ownership position above 50%. As a result, FNF began consolidating the financial results of Remy in the third quarter of 2012. As of June 30, 2013, FNSO held a 51% ownership interest in Remy, comprised of 16,342,508 shares of our common stock. Additionally, FNF and related subsidiaries participated in our Amended and Restated Term B Loan Credit Agreement on March 5, 2013 and held $29,850,000 principal amount of our Amended and Restated Term B loan as of June 30, 2013.

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

The U.S. Department of Energy, or the DOE, awarded us a grant in 2009, pursuant to which it agreed to match up to $60,200,000 of eligible expenditures we make through 2012 for the commercialization of hybrid electric motor technology. We obtained agreements from the DOE to extend the period of eligibility for the grant through 2013. As of December 31, 2012, we have completed the first phase of the grant award and have received $36,000,000 of the total grant. As a number of our hybrid customers have delayed launches of their products or cancelled their programs, we are now moderating our investments until the market develops, and we have elected to terminate the remainder of the grant funding. On July 10, 2013, we formally notified the DOE that we have elected not to pursue the second phase of the grant.

In addition, we received various grants and subsidies from foreign jurisdictions during the three and six month period ended June 30, 2013, and 2012. The amounts recognized in the accompanying consolidated statements of operations as government grants were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012
Reduction of cost of goods sold	$684	$1,262	$1,272	$2,456
Reduction of selling, general, and administrative expenses	$177	$1,968	$336	$3,843

As of June 30, 2013 and December 31, 2012, we had deferred revenue of $6,688,000 and $7,414,000, respectively, related to government grants.

Trade accounts receivable and allowance for doubtful accounts

Trade accounts receivable is stated at net realizable value, which approximates fair value. Substantially all of our trade accounts receivable are due from customers in the original equipment and aftermarket automotive industries, both domestically and internationally. Trade accounts receivable includes notes receivable of $22,883,000 and $29,091,000 as of June 30, 2013 and December 31, 2012, respectively. Trade accounts receivable is reduced by an allowance for amounts that are expected to become uncollectible in the future and for disputed items. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for doubtful customer accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is developed based on several factors including customers' credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Earnings per share

Basic earnings per share is calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares outstanding plus the assumed issuance of common shares and related adjustment to net income attributable to common stockholders related to all potentially dilutive securities. For the three months ended June 30, 2013 and 2012, in applying the treasury stock method, equivalent shares of unvested restricted stock and restricted stock units of 124,573 and 255,327 shares, respectively, were included in the weighted average shares outstanding in the diluted calculation. For the six months ended June 30, 2013 and 2012, in applying the treasury stock method, equivalent shares of unvested restricted stock and restricted stock units of 141,498 and 199,800 shares, respectively, were included in the weighted average shares outstanding in the diluted calculation. Anti-dilutive stock options of 266,597 and 189,462 were excluded from the calculation of dilutive earnings per share for the three and six month period ended June 30, 2013, respectively. There were no restricted shares or stock options excluded from the calculation of dilutive earnings per share for the three and six month period ended June 30, 2012.

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

An asset's or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs.

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis as of June 30, 2013, and December 31, 2012, are set forth in the table below:

	As of June 30, 2013			As of December 31, 2012
(In thousands)	Asset/ (liability)	Level 2	Valuation technique	Asset/ (liability)	Level 2	Valuation technique
Interest rate swap contracts	$(71)	$(71)	C	$(2,218)	$(2,218)	C
Foreign exchange contracts	(501)	(501)	C	5,328	5,328	C
Commodity contracts	(7,544)	(7,544)	C	(1,315)	(1,315)	C

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

4. Financial instruments

Foreign currency risk

We manufacture and sell our products primarily in North America, South America, Asia, Europe and Africa. As a result our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we manufacture and sell our products. We generally try to use natural hedges within our foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, we consider managing certain aspects of our foreign currency activities through the use of foreign exchange contracts. We primarily utilize forward exchange contracts with maturities generally within eighteen months to hedge against currency rate fluctuations, and are designated as hedges.

As of June 30, 2013, and December 31, 2012, we had the following outstanding foreign currency contracts that were entered into to hedge forecasted purchases and revenues, respectively:

(In thousands)	Currency denomination
	June 30,	December 31,
Foreign currency contract	2013	2012
South Korean Won Forward	$56,209	$55,546
Mexican Peso Contracts	$67,600	$66,674
Brazilian Real Forward	$14,981	$18,055
Hungarian Forint Forward	€13,495	€13,565
Great Britain Pound Forward	£2,875	£1,370

Accumulated unrealized net losses of $744,000 and net gains of $3,426,000 were recorded in accumulated other comprehensive income (loss) (AOCI) as of June 30, 2013, and December 31, 2012, respectively. As of June 30, 2013, losses of $834,000 are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during the three and six month periods ended June 30, 2013 and 2012, respectively, was immaterial.

Interest rate risk

During 2010, we entered into an interest rate swap agreement in respect to 50% of the outstanding principal balance of our Term B Loan under which we swapped a variable LIBOR rate with a floor of 1.75% to a fixed rate of 3.345%. Due to the significant value of terminated swaps which were rolled into this Term B Loan swap, this Term B Loan interest rate swap was an undesignated hedge and changes in the fair value were recorded as interest expense-net in the accompanying consolidated statements of operations.

On March 27, 2013, we terminated our undesignated Term B Loan interest rate swap and transferred the value into a new undesignated interest rate swap agreement of $72,000,000 of the outstanding principal loan balance under which we swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 4.045% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72,000,000, and is reduced by $187,500 quarterly from the effective date. Due to the significant value of the terminated swaps which were transferred into this new swap, this interest rate swap is an undesignated hedge and changes in the fair value are recorded as interest expense-net in the accompanying consolidated statements of operations.

On March 27, 2013, we also entered into a designated interest rate swap agreement for $72,000,000 of the outstanding principal balance of our long term debt. Under the terms of the new interest rate swap agreement, we swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 2.75% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72,000,000, and is reduced by $187,500 quarterly from the effective date. This interest rate swap has been designated as a cash flow hedging instrument. Accumulated unrealized gains of $1,024,000, excluding the tax effect, were recorded in accumulated other comprehensive income (loss) (AOCI) as of June 30, 2013, and there were none recorded as of December 31, 2012. As of June 30, 2013, no gains are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during the three and six month periods ended June 30, 2013, and 2012 was immaterial.

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

We had twenty-nine commodity price hedge contracts outstanding at June 30, 2013, and thirty-six commodity price hedge contracts outstanding at December 31, 2012, with combined notional quantities of 5,751 and 6,566 metric tons of copper, respectively. These contracts mature within the next fifteen months. These contracts were designated as cash flow hedging instruments. Accumulated unrealized losses of $7,439,000 and $1,288,000, excluding the tax effect, were recorded in AOCI as of June 30, 2013, and December 31, 2012, respectively. As of June 30, 2013, losses of $6,916,000 are expected to be reclassified to the accompanying consolidated statement of operations within the next 12 months. Hedge ineffectiveness during the three and six month periods ended June 30, 2013, and 2012, was immaterial.

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

	Asset derivatives			Liability derivatives
(In thousands)	Balance sheet location	June 30, 2013	December 31, 2012	Balance sheet location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Commodity contracts	Prepaid expenses and other current assets	$—	$427	Other current liabilities and accrued expenses	$7,020	$2,009
Commodity contracts	Other noncurrent assets	—	267	Other noncurrent liabilities	524	—
Foreign currency contracts	Prepaid expenses and other current assets	865	5,537	Other current liabilities and accrued expenses	1,851	26
Foreign currency contracts	Other noncurrent assets	487	127	Other noncurrent liabilities	2	310
Interest rate swap contracts	Other noncurrent assets	1,024	—	Other noncurrent liabilities	—	—
Total derivatives designated as hedging instruments		$2,376	$6,358		$9,397	$2,345
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Prepaid expenses and other current assets	$—	$—	Other current liabilities and accrued expenses	$—	$2,218
Interest rate swap contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	1,095	—
Total derivatives not designated as hedging instruments		$—	$—		$1,095	$2,218

 The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended June 30, 2013 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(4,832)	Cost of goods sold	$(891)	Cost of goods sold	$(57)
Foreign currency contracts	(3,314)	Cost of goods sold	1,485	Cost of goods sold	—
Interest rate swap contracts	1,293	Interest expense–net	—	Interest expense–net	—
	$(6,853)		$594		$(57)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap	Interest expense–net	$1,350

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended June 30, 2012 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(3,356)	Cost of goods sold	$(865)	Cost of goods sold	$(61)
Foreign currency contracts	(1,005)	Cost of goods sold	(1,688)	Cost of goods sold	—
	$(4,361)		$(2,553)		$(61)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap contracts	Interest expense–net	$(118)

 The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the six months ended June 30, 2013 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(6,934)	Cost of goods sold	$(783)	Cost of goods sold	$(86)
Foreign currency contracts	(2,506)	Cost of goods sold	2,819	Cost of goods sold	—
Interest rate swap contracts	1,024	Interest expense–net	—	Interest expense–net	—
	$(8,416)		$2,036		$(86)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap	Interest expense–net	$1,123

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the six months ended June 30, 2012 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$186	Cost of goods sold	$(1,703)	Cost of goods sold	$(10)
Foreign currency contracts	4,382	Cost of goods sold	(3,047)	Cost of goods sold	—
	$4,568		$(4,750)		$(10)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap contracts	Interest expense–net	$(322)

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

Accounts receivable factoring arrangements

We have entered into factoring agreements with various domestic and European financial institutions to sell our accounts receivable under nonrecourse agreements. These are treated as a sale. The transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any domestic accounts after the factoring has occurred. We do not have any servicing assets or liabilities. We utilize factoring arrangements as an integral part of financing for us. The cost of factoring such accounts receivable is reflected in the accompanying consolidated statements of operations as interest expense-net with other financing costs. The cost of factoring such accounts receivable for the three months ended June 30, 2013, and 2012, was $1,374,000, and $1,131,000, respectively. The cost of factoring such accounts receivable for the six months ended June 30, 2013 and 2012, was $2,879,000, and $2,418,000, respectively. Gross amounts factored under these facilities as of June 30, 2013, and December 31, 2012, were $219,486,000, and $183,547,000, respectively. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition.

5. Inventories

Net inventories consisted of the following:

	June 30,	December 31,
(In thousands)	2013	2012
Raw materials	$47,068	$47,972
Core inventory	36,682	31,191
Work-in-process	8,604	9,934
Finished goods	73,729	69,839
	$166,083	$158,936

Raw materials also include materials consumed in the manufacturing and remanufacturing process, but not directly incorporated into the finished products.

6. Property, plant and equipment

Depreciation and amortization expense of property, plant, and equipment for the six months ended June 30, 2013, and 2012, was $9,292,000, and $9,443,000, respectively.

7. Goodwill and other intangible assets

The following table represents the carrying value of other intangible assets:

	As of June 30, 2013			As of December 31, 2012
(In thousands)	Carrying value	Accumulated amortization	Net	Carrying value	Accumulated amortization	Net
Definite-life intangibles:
Intellectual property	$15,611	$4,304	$11,307	$14,370	$4,082	$10,288
Customer relationships	35,500	16,428	19,072	35,500	15,150	20,350
Customer contract	98,871	81,129	17,742	95,389	74,898	20,491
Total	149,982	101,861	48,121	145,259	94,130	51,129
Indefinite-life intangibles:
Trade names	48,200	—	48,200	48,200	—	48,200
Intangible assets, net	$198,182	$101,861	$96,321	$193,459	$94,130	$99,329
Goodwill	$271,418	$—	$271,418	$271,418	$—	$271,418

Definite-lived intangible assets are being amortized to reflect the pattern of economic benefit consumed.

We perform impairment testing annually or more frequently when events or circumstances indicate that the carrying amount of the above intangibles may be impaired.

8. Other noncurrent assets

Other noncurrent assets primarily consisted of core return rights of $35,248,000 and noncurrent deferred tax assets of $35,571,000 as of June 30, 2013. Other noncurrent assets primarily consisted of core return rights of $33,908,000 and noncurrent deferred tax assets of $32,907,000 as of December 31, 2012.

9. Other current liabilities and accrued expenses

Other current liabilities and accrued expenses consist of the following:

	June 30,	December 31,
(In thousands)	2013	2012
Accrued warranty	$25,408	$23,374
Accrued wages and benefits	16,463	18,531
Current portion of customer obligations	8,011	9,326
Rebates, stocklifts, discounts and returns	18,743	15,865
Current deferred revenue	2,202	2,882
Other	48,621	38,179
	$119,448	$108,157

Changes to our current and noncurrent accrued warranty were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Balance at beginning of period	$26,997	$30,847	$27,194	$30,278
Provision for warranty	11,153	10,704	20,470	20,277
Payments and charges against the accrual	(9,081)	(10,038)	(18,595)	(19,042)
Balance at end of period	$29,069	$31,513	$29,069	$31,513

10. Other noncurrent liabilities

Other noncurrent liabilities consist of the following:

	June 30,	December 31,
(In thousands)	2013	2012
Customer obligations, net of current portion	$3,389	$3,689
Noncurrent deferred revenue	5,229	5,755
Other	21,783	19,744
	$30,401	$29,188

11.	Restructuring and other charges

Total restructuring and other charges of $2,809,000 were recorded for the six months ended June 30, 2013. These charges consisted of $1,566,000 of employee termination benefits, and $1,243,000 of other exit costs. The severance charges primarily related to continued costs related to the closure of our Mezokovesd, Hungary plant, reductions in force in our Oklahoma and Mexico facilities, and lease termination costs.

Total restructuring and other charges of $3,589,000 were recorded during the six months ended June 30, 2012. These charges consisted of $1,548,000 of employee termination benefits, and $241,000 of adjustments to lease termination and other exit costs, and other charges of $1,800,000. The charges related to reductions in force in Mexico and Europe, and exit costs related to our Mexico, Europe and Virginia facilities. During the second quarter of 2012, the company engaged a consulting firm to assist in the analysis of the North America operations. The other charges are related to the consulting fees and other related expenses.

The following table summarizes the activity in our accrual for restructuring and other charges for the three and six month periods ended June 30, (in thousands):

2013	Termination benefits	Exit costs	Other charges	Total
Accrual at December 31, 2012	$3,573	$106	$—	$3,679
Provision	370	311	—	681
Payments	(1,832)	(331)	—	(2,163)
Accrued at March 31, 2013	$2,111	$86	$—	$2,197
Provision	1,196	932	—	2,128
Payments	(1,870)	(916)	—	(2,786)
Accrued at June 30, 2013	$1,437	$102	$—	$1,539

2012	Termination benefits	Exit costs	Other charges	Total
Accrual at December 31, 2011	$2,539	$386	$—	$2,925
Provision	1,686	12	—	1,698
Payments	(1,449)	(361)	—	(1,810)
Accrued at March 31, 2012	$2,776	$37	$—	$2,813
Provision	(138)	230	1,800	1,892
Payments	(1,386)	(64)	(1,800)	(3,250)
Accrued at June 30, 2012	$1,252	$203	$—	$1,455

Significant components of restructuring and other charges were as follows (in thousands):

	Total expected costs	Expense incurred in			Estimated future expense
		2013	2012	2011
2013 Activities
Severance	$633	$633	$—	$—	$—
Exit costs	1,027	527	—	—	500
	$1,660	$1,160	$—	$—	$500
2012 Activities
Severance	$4,706	$933	$3,738	$—	$35
Exit costs	1,248	716	410	—	122
Other charges	1,687	—	1,687	—	—
	$7,641	$1,649	$5,835	$—	$157
2011 Activities
Severance	$4,518	$—	$1,635	$2,883	$—
Exit costs	801	—	241	560	—
	$5,319	$—	$1,876	$3,443	$—

12. Debt

Borrowings under long-term debt arrangements, net of discounts, consisted of the following:

	June 30,	December 31,
(In thousands)	2013	2012
Asset-Based Revolving Credit Facility, First Amendment-Maturity date of September 5, 2018	$—	$—
Term B Loan-Maturity date of December 17, 2016	—	284,892
Amended and Restated Term B Loan-Maturity date of March 5, 2020	296,332	—
Total Senior Credit Facility and Notes	296,332	284,892
Capital leases	2,725	3,053
Less current maturities	(3,704)	(3,470)
Long-term debt less current maturities	$295,353	$284,475

Future maturities of long-term debt outstanding at June 30, 2013, including capital lease obligations, and excluding original issue discount, in thousands, consist of the following:

2013 (remaining)	$2,006
2014	3,390
2015	3,407
2016	3,423
2017	3,353
Thereafter	285,646

On March 5, 2013, we entered into a First Amendment to our existing ABL Revolver Credit Agreement ("ABL First Amendment") to extend the maturity date of the Asset-Based Revolving Credit Facility ("ABL") from December 17, 2015 to September 5, 2018 and reduce the borrowing rate. The ABL First Amendment bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL First Amendment maintains the current availability at $95,000,000, but may be increased, under certain circumstances, by $20,000,000. The ABL is secured by substantially all domestic accounts receivable and inventory. At June 30, 2013, the ABL First Amendment balance was zero. Based upon the collateral supporting the ABL First Amendment, the amount borrowed, and the outstanding letters of credit of $2,860,000, there was additional availability for borrowing of $78,884,000 on June 30, 2013. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL First Amendment.

On March 5, 2013, we entered into a $300,000,000 Amended and Restated Term B Loan Credit Agreement ("Amended and Restated Term B Loan") to refinance the existing $286,978,000 Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the borrowing rate. The Amended and Restated Term B Loan bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3.00% per year with an original issue discount of $750,000. The Amended and Restated Term B Loan also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Amended and Restated Term B Loan is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL First Amendment. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Amended and Restated Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At June 30, 2013, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%. As a result of the refinancing of our Term B Loan syndication, we recorded a loss on extinguishment of debt and refinancing fees of $4,256,000 during the quarter ended March 31, 2013.

As of June 30, 2013, the estimated fair value of our Amended and Restated Term B Loan was $299,993,000. The estimated fair value was $3,661,000 more than the carrying value. As of December 31, 2012, the estimated fair values of our Term B Loan was $290,029,000. The estimated fair value was $5,137,000 more than the carrying value. The

Level 2 fair market values are based on established market prices as of June 30, 2013 and December 31, 2012. The fair value estimates do not necessarily reflect the values we could realize in the current markets. Because of their short-term nature or variable interest rate, we believe the carrying value for short-term debt and the revolving credit agreement closely approximates their fair value.

All of our credit agreements contain various covenants and representations that are customary for transactions of this nature. We were in compliance with all covenants as of June 30, 2013. The credit agreements contain various restrictive covenants, which include, among other things: (i) a maximum leverage ratio; (ii) a minimum interest coverage ratio; (iii) mandatory prepayments upon certain asset sales and debt issuances; and (iv) limitations on the payment of dividends in excess of a specified amount. The term loan also includes events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5.0 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity.

Short-term debt

We have revolving credit facilities with four Korean banks with a total facility amount of approximately $15,656,000 of which $3,044,000 is borrowed at average interest rates of 3.83% at June 30, 2013. In Hungary, there is a revolving credit facility with two banks for a credit facility of $4,077,000 with nothing borrowed at June 30, 2013. Also in Belgium we have revolving loans with two banks for a credit facility of $2,796,000 with nothing borrowed at June 30, 2013.

Capital leases

Capital leases have been capitalized using nominal interest rates ranging from 4.50% to 15.10% as determined by the dates we entered into the leases. We had assets under capital leases of approximately $3,718,000 at June 30, 2013 and approximately $3,883,000 at December 31, 2012, net of accumulated amortization.

13. Stockholders' equity

Common stock

On December 12, 2012, we amended our Amended and Restated Certificate of Incorporation. The amendment authorizes the Company to issue 280,000,000 shares, consisting of 240,000,000 shares of common stock, par value $0.0001 per share, and 40,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2013, there were 32,013,810 common stock shares outstanding and no preferred stock shares outstanding.

The holders of common stock are entitled to one vote on all matters properly submitted on which the common stockholders are entitled to vote.

Treasury stock

During the six months ended June 30, 2013, we withheld 67,087 shares at cost, or $1,248,000, to satisfy tax obligations for vesting of restricted stock shares granted to our employees under the Omnibus Incentive Plan.

Dividend payments

Our Board of Directors declared cash dividends of ten cents ($0.10) per share in January 2013 and April 2013, respectively, and we paid amounts totaling $6,331,000 during the six months ended June 30, 2013. As of June 30, 2013, a dividend payable of $391,000 is recorded for unvested restricted stock and is payable upon vesting.

On August 2, 2013, our Board of Directors declared a quarterly cash dividend of ten cents ($0.10) per share, payable on August 30, 2013, to stockholders of record as of August 16, 2013.

14. Reclassifications out of accumulated other comprehensive income (loss)

The following table discloses the changes in each component of accumulated other comprehensive income, net of tax for the three and six month periods ended June 30, 2013 (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on currency hedges	Unrealized gains (losses) on commodity hedges	Interest rate swaps	Employee benefit plan adjustment	Accumulated other comprehensive income (loss)
Balances at December 31, 2012	$(19,860)	$3,426	$(6,316)	$(1,574)	$(25,983)	$(50,307)
Other comprehensive income (loss) before reclassifications	(3,172)	513	(1,282)	(270)	102	(4,109)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,081)	(48)	—	346	(783)
Balances at March 31, 2013	(23,032)	2,858	(7,646)	(1,844)	(25,535)	(55,199)
Other comprehensive income (loss) before reclassifications	(2,258)	(2,498)	(2,991)	894	(154)	(7,007)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,104)	578	—	76	(450)
Balances at June 30, 2013	$(25,290)	$(744)	$(10,059)	$(950)	$(25,613)	$(62,656)

The following table discloses the changes in each component of accumulated other comprehensive income, net of tax for the three and six month periods ended June 30, 2012 (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on currency hedges	Unrealized gains (losses) on commodity hedges	Interest rate swaps	Employee benefit plan adjustment	Accumulated other comprehensive income (loss)
Balances at December 31, 2011	$(22,624)	$(9,513)	$(8,858)	$(1,574)	$(23,161)	$(65,730)
Other comprehensive income (loss) before reclassifications	2,390	4,390	3,593	—	45	10,418
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,185	787	—	(106)	1,866
Balances at March 31, 2012	(20,234)	(3,938)	(4,478)	(1,574)	(23,222)	(53,446)
Other comprehensive income (loss) before reclassifications	(4,713)	(152)	(3,417)	—	21	(8,261)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,434	926	—	(231)	2,129
Balances at June 30, 2012	$(24,947)	$(2,656)	$(6,969)	$(1,574)	$(23,432)	$(59,578)

The following table discloses the effect of reclassifications of accumulated other comprehensive income on the accompanying consolidated statement of operations (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2013	2012
Gains (losses) on cash flow hedges:
Foreign currency contracts	$1,485	$(1,688)	Cost of goods sold
Commodity contracts	(948)	(926)	Cost of goods sold
	537	(2,614)	Total before tax
	(11)	254	Tax (expense) benefit
	$526	$(2,360)	Net of tax

Amortization of employee benefit plan costs:
Prior service costs	$454	$419	Selling, general and administrative expenses
Net actuarial loss	(800)	(188)	Selling, general and administrative expenses
	(346)	231	Total before tax
	270	—	Tax benefit
	$(76)	$231	Net of tax

Total reclassifications for the period	$450	$(2,129)	Net of tax

The following table discloses the effect of reclassifications of accumulated other comprehensive income on the accompanying consolidated statement of operations (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Six months ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2013	2012
Gains (losses) on cash flow hedges:
Foreign currency contracts	$2,819	$(3,047)	Cost of goods sold
Commodity contracts	(869)	(1,713)	Cost of goods sold
	1,950	(4,760)	Total before tax
	(295)	428	Tax (expense) benefit
	$1,655	$(4,332)	Net of tax

Amortization of employee benefit plan costs:
Prior service costs	$908	$837	Selling, general and administrative expenses
Net actuarial loss	(1,600)	(501)	Selling, general and administrative expenses
	(692)	336	Total before tax
	270	—	Tax benefit
	$(422)	$336	Net of tax

Total reclassifications for the period	$1,233	$(3,996)	Net of tax

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

Income tax expense of $4,963,000 for the three months ended June 30, 2013, consisted of deferred U.S. federal tax expense of $1,341,000, domestic state and local income tax benefit of $176,000, and taxes in various foreign jurisdictions of $3,798,000. Income tax expense of $1,334,000 for the three months ended June 30, 2012, consisted of U.S. federal tax of zero, domestic state and local taxes of $365,000, and taxes in various foreign jurisdictions of $969,000.

Income tax expense of $6,675,000 for the six months ended June 30, 2013, consisted of deferred U.S. federal tax expense of $1,488,000, domestic state and local income tax benefit of $168,000, and taxes in various foreign jurisdictions of $5,355,000. Income tax expense of $10,899,000 for the six months ended June 30, 2012, consisted of U.S. federal tax of zero, domestic state and local taxes of $633,000, and taxes in various foreign jurisdictions of $10,266,000.

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

We have total unrecognized tax benefits of $11,979,000 and $10,350,000 that have been recorded as liabilities as of June 30, 2013 and December 31, 2012, respectively, and we are uncertain as to if or when such amounts may be settled. During the three months ended June 30, 2013 and 2012, we recorded uncertain tax positions of $1,314,000 and benefits of $224,000, respectively. During the six months ended June 30, 2013 and 2012, we recorded uncertain tax positions of $1,629,000 and $550,000, respectively.

The effective income tax rate for the three and six months ended June 30, 2013, differs from the U.S. federal income tax rate primarily due to effect on foreign taxable income, tax credits and tax assessments against the U.S. net income reported in the financial statements. The effective income tax rate for the three and six months ended June 30, 2012, differs from the U.S. federal income tax rate primarily due to the effect on foreign taxable income and the valuation allowance release against the U.S. net income reported in the financial statements. During the third quarter of 2012, the valuation allowance previously recorded against the net deferred tax assets in the United States was reversed.

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

16. Employee benefit plans

The components of expense for the plans were as follows (in thousands):

Pension benefits:
	Three months ended June 30,		Six months ended June 30,
Components of expense	2013	2012	2013	2012
Service costs	$241	$73	$481	$146
Interest costs	687	653	1,373	1,306
Expected return on plan assets	(659)	(549)	(1,317)	(1,097)
Recognized net actuarial loss	344	311	688	747
Net periodic pension cost	$613	$488	$1,225	$1,102

Postretirement health care and life insurance plans:
	Three months ended June 30,		Six months ended June 30,
Components of expense	2013	2012	2013	2012
Interest costs	$19	$24	$39	$49
Amortization of prior service cost	(454)	(419)	(908)	(837)
Recognized net actuarial loss (gain)	456	(123)	912	(246)
Net periodic cost (benefit)	$21	$(518)	$43	$(1,034)

Cash flows - employee benefit plans

We contributed $1,541,000 and $1,036,000 to our pension plans during the six months ended June 30, 2013 and 2012, respectively. We expect to contribute a total of $1,748,000 to our U.S. pension plans and $1,608,000 to our International pension plans in 2013. The postretirement health care plan is funded as benefits are paid.

17.	Stock-based compensation

On February 14, 2013, we filed a Form S-8 to register 5,500,000 shares which may be issued pursuant to the Remy International, Inc. Omnibus Incentive Plan, or "Omnibus Incentive Plan". The Omnibus Incentive Plan became effective on October 27, 2010, was amended on March 24, 2011, and permits our Compensation Committee to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other cash or share based awards to our employees and non-employee directors. As of June 30, 2013, there were 3,413,867 shares available to be issued under the Omnibus Incentive Plan.

During the six months ended June 30, 2013, executive officers and other key employees received restricted stock awards of 224,507 common shares with a weighted average grant date value of $18.47, based on the closing price of our common stock on the respective grant date as reported on the NASDAQ Stock Market. These awards are 50% time-based and 50% performance-based. The time-based restricted shares vest equally over a three-year period and one-third of the performance-based restricted shares will be available to vest for each of the calendar years 2013, 2014 and 2015 based on a target operating income for each of the years. Additionally, executive officers and other key employees were granted 234,675 stock option awards which vest equally over a three-year period with a term of seven years and a weighted average exercise price of $18.47.

Also during the six months ended June 30, 2013, our Board of Directors received restricted stock awards of 32,164 common shares and stock option awards of 33,618 common shares. One-half of the restricted stock shares and stock options granted to the Board of Directors vest at each anniversary of the grant date. Restricted stock granted to the Board of Directors were valued at $18.50, which was the closing price of our common stock on the grant date as reported on the NASDAQ Stock Market. Stock options granted to the Board of Directors have a term of seven years and an exercise price of $18.50. We estimated the grant date fair value of all stock options granted during the six months ended June 30, 2013 using the Black-Scholes valuation model. The weighted average valuation per share was $7.58 based on the following assumptions: Risk-free interest rate: 0.86%, Dividend Yield: 2.16%, Expected Volatility: 56.70% and Expected Term: 5 years.

Noncash compensation expense related to all types of awards was recognized for the three and six months ended June 30, as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Stock-based compensation expense	$1,749	$1,965	$3,246	$3,536

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

Information about our net sales by region was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Net sales to external customers:
United States	$187,997	$198,440	$378,021	$391,968
Europe	22,062	26,030	46,521	54,521
Other Americas	16,636	14,910	30,795	28,053
Asia Pacific	55,654	55,439	108,739	113,339
Total net sales	$282,349	$294,819	$564,076	$587,881

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

On March 9, 2011, Tecnomatic filed a lawsuit in U.S. District Court, N. D. of Illinois, against Remy International, Inc., its Mexican subsidiaries and two other entities alleging breach of confidentiality agreement, misrepresentation and misappropriation of technology and requested damages of $110,000,000. We believe this action is without merit and is an attempt to push us to settle the prior case. On June 27, 2011, the Illinois Court granted our motion to transfer the case to U.S. District Court, Southern District of Indiana, Indianapolis Division, and the two pending actions were merged by the Indiana Court. In July 2012, the Indiana Court dismissed a significant majority of Tecnomatic's original claims, and denied Tecnomatic's subsequent request to bring certain proposed claims against us. In another Court ruling on Tecnomatic's Motion to Reconsider on June 21, 2013, the Indiana Court upheld its July 2012 dismissal of all of Tecnomatic's claims, except for the reinstatement of a trade secret claim against a third party vendor. On March 25, 2013, Tecnomatic filed a First Amended Complaint in which it named certain current and former Remy employees as individual defendants. Tecnomatic filed a Second Amended Complaint, together with a motion for leave to file a Third Amended Complaint, on July 12, 2013. No trial date has been set, but it is anticipated to commence during the second quarter of 2015. Due to the early stage of this case, it is not possible to make a meaningful estimate of the amount or range of loss to the Company, if any, that could result from this case at this time. As such, we have no amounts accrued as of June 30, 2013 for this case. We intend to vigorously defend this case.

20. Executive officer separation

On January 31, 2013, we entered into a Transition, Noncompetition and Release Agreement (the "Agreement") with John H. Weber, our former President and Chief Executive Officer, effective February 28, 2013. Pursuant to the terms of the Agreement, Mr. Weber received a lump sum cash payment of $7,000,000, resulting in a decrease to diluted earnings per share of $0.14, net of tax, for the six months ended June 30, 2013. The expense related to this lump sum cash payment is included in selling, general and administrative expenses in the accompanying unaudited consolidated statement of operations for the six months ended June 30, 2013.

21. Purchase of noncontrolling interest

Since 2004, we have owned a 51% controlling interest in our majority-owned Chinese joint venture, Remy Hubei Electric Co. Ltd. ("REH"). In June 2013, we acquired the remaining 49% noncontrolling ownership interest of REH for $14,628,000, consisting of cash payment of $8,107,000 and dividends declared to the noncontrolling interest holder in excess of their ownership percentage of $6,521,000. As a result of this transaction, REH became a wholly-owned subsidiary of Remy on June 24, 2013. During the quarter ended June 30, 2013, we recorded an adjustment to our additional paid-in capital of $9,166,000 in connection with the acquisition of the noncontrolling interest.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: future financial results and liquidity, development of new products and services, the effect of competitive products or pricing, the effect of commodity and raw material prices, the impact of supply chain cost management initiatives, restructuring risks, customs duty claims, litigation uncertainties and warranty claims, conditions in the automotive industry, foreign currency fluctuations, costs related to re-sourcing and outsourcing products, the effect of economic conditions, and other risks identified in the “Special note regarding forward-looking statements”, “Risk Factors” and other sections of the Company's previously filed most recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

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

Financial Results

Net sales of $282.3 million for the second quarter of 2013 declined 4.2% from $294.8 million for the same period in 2012 driven primarily by lower volumes in original equipment and hybrid, offset by favorable aftermarket volumes and favorable foreign currency effects. Adjusted EBITDA, as further discussed below, was $33.2 million for the second quarter of 2013, compared to $39.7 million in the same period in 2012 driven by planned investments in our aftermarket and China businesses and higher material costs partially offset by favorable currency effects. Net income attributable to common stockholders was $11.4 million for the second quarter of 2013, compared to $17.4 million for the same period in 2012. Net income was $11.5 million during the second quarter of 2013, a decrease of $6.5 million over the same period in 2012.

Also during the second quarter of 2013, we acquired the remaining 49% noncontrolling ownership interest of our majority-owned Chinese joint venture, Remy Hubei Electric Co. Ltd. ("REH") for $14,628,000, consisting of cash payment of $8,107,000 and dividends declared to the noncontrolling interest holder in excess of their ownership percentage of $6,521,000. See Note 21 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

During the quarter, we were awarded and launched several new business awards including the following:

•	China: Shanghai GM, Dongfeng Peugeot, Chongqing Yuan Huaihai Power Co.

•	North America: hybrid contract with Odyne

•	Japan: alternators at ISM Japan (Perkins Shibaura/IHI JV)

•	India: starter business with CAT India

•	Global: new 35MT starter launched for Cummins Engine

We continued start-up associated with our manufacturing and engineering facility in Wuhan, China which began production in the second quarter of 2013. We also incurred continued restructuring costs associated with the closure of our Mezokovesd, Hungary facility and other operational restructuring efforts.

Recent Trends and Conditions

General economic conditions

According to IHS Global Insight, global light duty vehicle production was up 3% and global medium and heavy duty vehicle production was up 12% during the second quarter of 2013 as compared to the same period in 2012. The increase in light duty vehicle production was driven primarily by a 21% increase in South America production, 10% increase in China production and a 5% increase in North America production offset by a 6% decrease in Korea production. The increase in global medium and heavy duty production was primarily a result of a 39% increase in China production and 29% increase in South America production offset by a 6% decline in North America production and 5% decline in Europe production due to the commercial vehicle market softening. The prolonged economic uncertainties in Europe continue as the ongoing sovereign debt crisis and banking concerns in the Euro zone have resulted in recessionary conditions throughout the region with low consumer demand for vehicles. The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles.

Weather can affect aftermarket sales of starters and alternators. Extreme cold can damage starters and extreme heat can increase alternator failures. In both cases, this extreme weather can stimulate sales of aftermarket starters and alternators. In early 2013, the Midwest and Northeast United States experienced colder weather which we believe had a positive affect on our results of operations. We did not experience the same effect in 2012.

Materials and pricing pressure

Overall commodity price fluctuation is an ongoing concern for our business and has been an operational and financial focus. We have pass-through pricing agreements with a number of our customers that reduce our exposure to metals price volatility. Where metals price volatility is not covered by customer agreements, we utilize hedging instruments where appropriate, particularly related to copper, and consider their cost and their effectiveness. Average copper prices were lower for the quarter ended June 30, 2013 than for the same period in 2012.

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

Foreign currencies

During the first half of 2013, approximately 33% of our net sales were transacted outside the United States. The functional currency of our foreign operations is generally the local currency, while our financial statements are presented in U.S. dollars. Foreign exchange has an unfavorable impact on net sales when the U.S. dollar is relatively strong as compared with foreign currencies and a favorable impact on net sales when the U.S. dollar is relatively weak as compared with foreign currencies. While we employ financial instruments to hedge certain exposures related to transactions from fluctuations in foreign currency exchange rates, these hedging actions do not entirely insulate us from currency effects and such programs may not always be available to us at economically reasonable costs. During the first six months of 2013, we experienced a positive impact from foreign currency effects on our reported earnings in U.S. dollars compared to the first six months of 2012, primarily resulting from the results denominated in other currencies, mainly the Mexican Peso and the South Korean Won.

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

As a number of our hybrid customers have delayed launches of their products, we are now moderating our investments until the market develops, and we have elected to terminate the remainder of the Department of Energy ("DOE") grant funding. On July 10, 2013, we formally notified the DOE that we have elected not to pursue the second phase of the grant. See Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of the DOE grant funding.

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

We define adjusted EBITDA as net income attributable to common stockholders before interest expense–net, income tax expense, depreciation and amortization, stock-based compensation expense, net income attributable to noncontrolling interest, restructuring, other charges and other impairment charges, loss on extinguishment of debt and refinancing fees, executive officer separation cost and other adjustments as set forth in the reconciliations provided below.

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

The following table sets forth a reconciliation of adjusted EBITDA to its most directly comparable U.S. GAAP measure, net income attributable to common stockholders:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2013	2012	2013	2012

Net income attributable to common stockholders	$11,368	$17,441	$12,648	$26,153
Adjustments:
Interest expense–net	3,731	6,788	10,068	13,764
Income tax expense	4,963	1,334	6,675	10,899
Depreciation and amortization	8,809	9,771	17,022	18,799
Stock-based compensation expense	1,749	1,964	3,246	3,536
Net income attributable to noncontrolling interest	96	523	659	1,337
Restructuring and other charges	2,128	1,892	2,809	3,589
Loss on extinguishment of debt and refinancing fees	—	—	4,256	—
Executive officer separation	—	—	7,000	—
Other	368	—	104	—
Total adjustments	21,844	22,272	51,839	51,924
Adjusted EBITDA	$33,212	$39,713	$64,487	$78,077

Results of operations

The following table presents our consolidated results of operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012:

Three months ended June 30,			Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands)	2013	2012

Net sales	$282,349	$294,819	$(12,470)	(4.2)%
Cost of goods sold	227,648	233,325	(5,677)	(2.4)%
Gross profit	54,701	61,494	(6,793)	(11.0)%
Selling, general, and administrative expenses	32,415	33,516	(1,101)	(3.3)%
Restructuring and other charges	2,128	1,892	236	12.5%
Operating income	20,158	26,086	(5,928)	(22.7)%
Interest expense–net	3,731	6,788	(3,057)	(45.0)%
Income before income taxes	16,427	19,298	(2,871)	(14.9)%
Income tax expense	4,963	1,334	3,629	272.0%
Net income	11,464	17,964	(6,500)	(36.2)%
Less net income attributable to noncontrolling interest	96	523	(427)	(81.6)%
Net income attributable to common stockholders	$11,368	$17,441	$(6,073)	(34.8)%

Net sales

Net sales decreased by $12.5 million, or 4.2%, to $282.3 million for the three months ended June 30, 2013, from $294.8 million for the same period in 2012. The decline in net sales was driven by decreasing volume in original equipment and hybrid. This was partially offset by favorable aftermarket volume and favorable foreign currency translation of $0.9 million.

Net sales of new starters and alternators to OEMs in the three months ended June 30, 2013 decreased in both light vehicle and commercial vehicle products. Net sales of light vehicle starters and alternators to OEMs were $97.5 million in the three months ended June 30, 2013, a $5.6 million, or 5.4%, decrease compared to $103.1 million in the same period in 2012. Net sales of commercial vehicle starters and alternators to OEMs were $72.4 million in the three months ended June 30, 2013, a $0.1 million, or 0.1%, decrease compared to $72.5 million in the same period in 2012. These reductions are mainly driven by the end of the hybrid and other programs at General Motors, or "GM", and the weak demand in Europe. This is partially offset by growth in China and Brazil as we continue to grow our presence in these regions. We also sold $4.5 million of hybrid electric motors to OEMs in the three months ended June 30, 2013, as compared to $12.4 million in the same period in 2012.

Net sales of light vehicle products to aftermarket customers were $79.7 million in the three months ended June 30, 2013, a $2.4 million, or 3.1% increase from $77.3 million in the same period in 2012. We continue to experience strong orders from our retail customers partially offset by competitive price pressure. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $17.4 million in the second quarter of 2013, a decrease of $0.8 million, or 4.4% from $18.2 million in the second quarter of 2012.

Net sales of remanufactured locomotive power trains and multi-line products, which consist of a small volume of remanufactured steering gear and brake calipers that we sell in Europe to aftermarket customers, were $10.8 million in the three months ended June 30, 2013, a $0.5 million, or 4.4% decrease from the same period in 2012.

Cost of goods sold

Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold was $227.6 million in the three months ended June 30, 2013 and $233.3 million in the three months ended June 30, 2012, a decrease of $5.7 million, or 2.4%. The decrease was mainly due to lower volumes consistent with the decrease in net sales. Cost of goods sold as a percentage of net sales increased during the three months ended June 30, 2013 to 80.6%, from 79.1% in 2012. This increase in percentage was mainly due to increased material costs and start-up costs associated with our new Wuhan, China facility.

Gross profit

As a result of the above changes in net sales and cost of goods sold, gross profit as a percentage of net sales decreased to 19.4% for the three months ended June 30, 2013 from 20.9% for the three months ended June 30, 2012.

Selling, general and administrative expenses

For the three months ended June 30, 2013, selling, general and administrative expenses, or SG&A, was $32.4 million, which represents a decrease of $1.1 million, or 3.3%, from SG&A of $33.5 million for the three months ended June 30, 2012. The decrease is primarily due to continued cost savings initiatives versus the same period in 2012.

Restructuring and other charges

Restructuring and other charges, including fixed asset impairments, increased by $0.2 million, to $2.1 million for the three months ended June 30, 2013 compared to $1.9 million for the same period in 2012. The restructuring expense for the three months ended June 30, 2013 primarily related to ongoing activities of the closure of our Mezokovesd, Hungary facility which commenced in the third quarter 2012 and other operational restructuring efforts, reductions in force in our Oklahoma and Mexico facilities, and lease termination costs. The restructuring charges during the three months ended June 30, 2012 consisted of other charges of $1.8 million related to the engagement of a consulting firm to assist in the analysis of our North America operations.

Interest expense–net

Interest expense–net decreased by $3.1 million from $6.8 million for the three months ended June 30, 2012 to $3.7 million in the same period in 2013. The decrease is primarily due to a decrease in our interest rate on debt from 6.25% in 2012 to 4.25% in 2013 due to the refinancing of the Term B loan on March 5, 2013. The decrease was offset by favorable gains in the value of our non-designated interest rate swap hedge.

Income tax expense

Income tax expense increased by $3.6 million to $5.0 million for the three months ended June 30, 2013 from income tax expense of $1.3 million for the same period in 2012. The increase was due primarily to lower tax expense in 2012 due to the release of valuation allowances related to net operating loss carryforwards.

Net income attributable to common stockholders

Our net income attributable to common stockholders for the three months ended June 30, 2013 was $11.4 million as compared to $17.4 million for the three months ended June 30, 2012, for the reasons described above.

The following table presents our consolidated results of operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012:

Six months ended June 30,			Increase/ (Decrease)	% Increase/ (Decrease)
(in thousands)	2013	2012

Net sales	$564,076	$587,881	$(23,805)	(4.0)%
Cost of goods sold	454,396	464,350	(9,954)	(2.1)%
Gross profit	109,680	123,531	(13,851)	(11.2)%
Selling, general, and administrative expenses	72,565	67,789	4,776	7.0%
Restructuring and other charges	2,809	3,589	(780)	(21.7)%
Operating income	34,306	52,153	(17,847)	(34.2)%
Interest expense–net	10,068	13,764	(3,696)	(26.9)%
Loss on extinguishment of debt and refinancing fees	4,256	—	4,256	*
Income before income taxes	19,982	38,389	(18,407)	(47.9)%
Income tax expense	6,675	10,899	(4,224)	(38.8)%
Net income	13,307	27,490	(14,183)	(51.6)%
Less net income attributable to noncontrolling interest	659	1,337	(678)	(50.7)%
Net income attributable to common stockholders	$12,648	$26,153	$(13,505)	(51.6)%
*Not meaningful

Net sales

Net sales decreased by $23.8 million or 4.0%, to $564.1 million for the six months ended June 30, 2013, from $587.9 million for the same period in 2012. This reduction was also due to unfavorable unit volume and product mix in original equipment and hybrid. This decrease was partially offset by favorable aftermarket unit volume and favorable foreign currency translation of $1.3 million compared to the same period in 2012.

Net sales of new starters and alternators to OEMs in the six months ended June 30, 2013 decreased in both light vehicle and commercial vehicle products. Net sales of light vehicle starters and alternators to OEMs were $196.2 million in the six months ended June 30, 2013, a $13.4 million, or 6.4%, decrease compared to $209.6 million in the same period in 2012. Net sales of commercial vehicle starters and alternators to OEMs were $136.9 million in the six months ended June 30, 2013, a $5.0 million, or 3.5%, decrease compared to $141.9 million in the same period in 2012. These reductions are mainly due to volume decreases as U.S. commercial markets softened and certain GM programs that ended in late 2012. We also sold $10.5 million of hybrid electric motors to OEMs in the six months ended June 30, 2013, as compared to $22.4 million in the same period in 2012.

Net sales of light vehicle products to aftermarket customers were $163.7 million in the six months ended June 30, 2013, a $10.1 million, or 6.6% increase from $153.6 million in the same period in 2012. We continued to experience strong orders from our retail customers. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $36.2 million in 2013, a decrease of $2.2 million, or 5.7% from $38.4 million in 2012.

Net sales of remanufactured locomotive power trains and multi-line products, which consist of a small volume of remanufactured steering gear and brake calipers we sell in Europe, to aftermarket customers were $20.6 million in the six months ended June 30, 2013, a $1.4 million, or 6.4% decrease from $22.0 million in 2012.

Cost of goods sold

Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold was $454.4 million in the six months ended June 30, 2013 and $464.4 million in 2012, a decrease of $10.0 million, which was consistent with the decrease in net sales. Cost of goods sold as a percentage of net sales increased during the six months ended June 30, 2013 to 80.6% from 79.0% for 2012.

Gross profit

As a result of the above, gross profit as a percentage of sales declined to 19.4% for the six months ended June 30, 2013 from 21.0% for 2012.

Selling, general and administrative expenses

For the six months ended June 30, 2013, selling, general and administrative expenses, or SG&A, was $72.6 million, which represents an increase of $4.8 million, or 7.0%, from SG&A of $67.8 million in 2012. The increase is primarily related to a one-time charge representing a $7.0 million lump sum cash payment made to our former President and Chief Executive Officer pursuant to the terms of a Transition, Noncompetition and Release Agreement effective February 28, 2013, partially offset by continued cost savings initiatives versus the same period in 2012.

Restructuring and other charges

Restructuring and other charges, including fixed asset impairments, decreased by $0.8 million, to $2.8 million for the six months ended June 30, 2013 compared to $3.6 million for 2012. The restructuring charges in the first six months ended June 30, 2013 related to the ongoing activities of the closure of our Mezokovesd, Hungary facility which commenced in the third quarter 2012 and other operational restructuring efforts, reductions in force in our Oklahoma and Mexico facilities, and lease termination costs. The restructuring charges in the six months ended June 30, 2012 consisted of termination benefits, other exit costs, and fixed asset impairment charges primarily related to the closure of our Matehuala, Mexico facility in the second quarter of 2012. During the second quarter of 2012, we also engaged a consulting firm to assist in the analysis of the North America operations resulting in other charges of $1.8 million.

Interest expense–net

Interest expense–net decreased by $3.7 million, from $13.8 million, for the six months ended June 30, 2012 to $10.1 million in the six months ended June 30, 2013. The decrease is primarily due to a decrease in our interest rate on debt from 6.25% in 2012 to 4.25% in 2013 due to the refinancing of the Term B loan on March 5, 2013. This decrease was offset by favorable gains in the fair value of our non-designated interest rate swap hedge.

Loss on extinguishment of debt and refinancing fees

Loss on extinguishment of debt and refinancing fees increased by $4.3 million for the six months ended June 30, 2013 from the same period in 2012, as a result of the refinancing of our Term B Loan syndication during the first quarter of 2013. No amounts were recorded during 2012.

Income tax expense

Income tax expense decreased by $4.2 million, to $6.7 million, for the six months ended June 30, 2013 from income tax expense of $10.9 million for the same period in 2012. The decrease was due primarily to lower income before taxes in 2013 as compared to 2012 offset by the 2012 release of valuation allowances related to net operating loss carryforwards.

Net income attributable to common stockholders

Our net income attributable to common stockholders for the six months ended June 30, 2013 was $12.6 million as compared to $26.2 million for the six months ended June 30, 2012, for the reasons described above.

Liquidity and capital resources

Our cash requirements generally consist of working capital, capital expenditures, research and development programs, debt service and dividends. Our primary sources of liquidity are cash flows generated from operations and the various borrowing and factoring arrangements described below, including our revolving credit facility. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash.

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

As of June 30, 2013, we had cash and cash equivalents on hand of $61.0 million representing a $50.7 million decrease compared to the $111.7 million cash and cash equivalents on hand as of December 31, 2012. Total liquidity as of June 30, 2013, including cash on hand, availability under the ABL First Amendment, and availability under short-term debt credit facilities, was $159.4 million.

Cash flows

The following table shows the components of our cash flows for the periods presented:

	Six months ended June 30,
(in thousands)	2013	2012

Net cash provided by (used in):
Operating activities before changes in operating assets and liabilities	$31,678	$47,494
Changes in operating assets and liabilities	(41,618)	(43,339)
Operating activities	(9,940)	4,155
Investing activities	(12,936)	(12,392)
Financing activities	(25,331)	(9,481)

Cash flows-Operating activities

Cash used in operating activities was $9.9 million versus cash provided by operating activities of $4.2 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in operating cash flows was primarily a result of the decrease in net income as discussed above.

During 2013, changes in operating assets and liabilities resulted in a negative cash flow of $41.6 million, primarily related to the increase in working capital. Accounts receivable and inventory increased in order to support our North American aftermarket customers and set up of our new Wuhan, China facility. We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable and accounts payable. In addition and as mentioned previously during the first half of 2013, we made a $7.0 million lump sum cash payment to our former President and Chief Executive Officer pursuant to the terms of a Transition, Noncompetition and Release Agreement.

Cash flows-Investing activities

Cash used in investing activities for the six months ended June 30, 2013 was $12.9 million, as compared to $12.4 million for the six months ended June 30, 2012. The increase was primarily due to higher proceeds on sales of non-strategic assets offset by no government proceeds received from the DOE grant funding in the six months ended June 30, 2013. As mentioned previously, we completed the first phase of the grant in 2012 and have not pursued the second phase. On July 10, 2013, we formally notified the DOE that we have elected not to pursue the second phase of the grant.

Cash flows-Financing activities

Cash used in financing activities for the six months ended June 30, 2013 was $25.3 million, representing a $15.9 million increase over the $9.5 million cash used in financing activities for the six months ended June 30, 2012. During the first half of 2013, we refinanced our existing Term B Loan and Amended and Restated Term B Loan Credit Agreement, and received net proceeds of $10.5 million offset by deferred financing fees of $3.5 million. Our Board of Directors started declaring quarterly dividends in May 2012, therefore, dividend payments during 2013 were higher as a result of payments made in two quarters compared to one quarter during the first half of 2012.

As mentioned previously, during the quarter ended June 30, 2013, we acquired the remaining 49% ownership interest in our Chinese subsidiary REH for $14,628,000, consisting of cash payment of $8,107,000 and dividends declared to the noncontrolling interest holder in excess of their ownership percentage of $6,521,000. We also repurchased more shares of our common stock during the first half of 2013 to satisfy tax withholding obligations of participants under our stock-based compensation programs.

Debt and Capital Structure

First Amendment to ABL Revolver Credit Agreement

On March 5, 2013, we entered into the ABL First Amendment to extend the maturity date of the ABL from December 17, 2015 to September 5, 2018 and reduce the borrowing rate. The ABL First Amendment bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL First Amendment maintains the current availability at $95.0 million, but may be increased, under certain circumstances, by $20.0 million. The ABL First Amendment is secured by substantially all domestic accounts receivable and inventory. At June 30, 2013, the ABL First Amendment balance was zero. Based upon the collateral supporting the ABL First Amendment the amount borrowed, and the outstanding letters of credit of $2.9 million, there was additional availability for borrowing of $78.9 million on June 30, 2013. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL First Amendment. There were no borrowings under the ABL First Amendment during the three and six months ended June 30, 2013.

Amended and Restated Term B Loan Credit Agreement

On March 5, 2013, we entered into a $300.0 million Amended and Restated Term B Loan to refinance the existing $287.0 million Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the borrowing rate. The Amended and Restated Term B Loan bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3% per annum with an original issue discount of $750,000. The Amended and Restated Term B Loan also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Amended and Restated Term B Loan is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL First Amendment. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Amended and Restated Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At June 30, 2013, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%. As a result of the refinancing of our Term B Loan syndication, we recorded a loss on extinguishment of debt and refinancing fees of $4.3 million during the quarter ended March 31, 2013.

See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our revolving credit facility and for more details on the ABL First Amendment and Amended and Restated Term B Loan.

Under normal working capital utilization of liquidity, portions of the amounts drawn under our credit facilities typically are paid back throughout the month as cash from customers is received. We could then draw upon such facilities again for working capital purposes in the same or succeeding months.

The agreement that governs our senior secured revolving credit facility contains a number of covenants, including financial covenants, that would impact our ability to borrow on the facility if not met. These covenants include restrictive covenants that restrict, among other things, the ability to incur additional indebtedness and pay cash dividends on our common stock. The facility also includes customary events of default, including breach of covenant and cross-defaults to certain other debt. As of June 30, 2013, we were in compliance with all of our covenants.

Non-U.S. borrowing arrangements

At June 30, 2013, our subsidiaries outside the U.S. also had various uncommitted credit facilities, of which $19.5 million was not utilized. We expect that these additional facilities will be drawn on from time to time for normal working capital purposes and to fund capital expenditures in support of operations and planned expansions in certain regions. See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our short term debt.

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

Contractual obligations

There were no material changes to our long-term contractual obligations during the six months ended June 30, 2013, other than our obligations related to our long-term debt refinancing. For further description of our long-term debt refinancing, see Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

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

Critical accounting policies and estimates

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Actual amounts could differ significantly from these estimates. See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a summary of the significant accounting policies and methods used in the preparation of our unaudited condensed consolidated financial statements. A detailed description of our significant accounting policies is included in Note 2 to our audited consolidated financial statements included in our Annual Report for Form 10-K for the year ended December 31, 2012. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2013.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes to the quantitative and qualitative information about our market risks from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2013.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following shares of common stock to satisfy tax withholding obligations during the quarter ended June 30, 2013 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
4/1/2013 - 4/30/2013	1,306	$17.55	—	—
5/1/2013 - 5/31/2013	—	—	—	—
6/1/2013 - 6/30/2013	—	—	—	—
Total	1,306	$17.55

(1)	Shares purchased during the three months ended June 30, 2013 were in connection with employee payroll tax withholding for restricted stock distributions.

(2)	We have not announced a general plan or program to purchase shares.

Item 6.	Exhibits Index

Incorporated by reference
Exhibit Number	Exhibit Name	Form	Exhibit	Filing Date	Filed herewith
3.1	Amended and Restated Certificate of Incorporation as currently in effect	S-8	EX-3.1	2/14/2013
3.2	Amended and Restated Bylaws	S-8	EX-3.2	2/14/2013
*10.1	Amendment No. 3 to Second Amended and Restated Employment Agreement, effective as of February 16, 2013, by and between Remy International, Inc. and John J. Pittas				X
*10.2	Amendment No. 1 to Amended and Restated Employment Agreement, effective as of February 16, 2013, by and between Remy International, Inc. and Fred Knechtel				X
*10.3	Amendment No. 1 to Employment Agreement, effective as of February 16, 2013, by and between Remy International, Inc. and Mark McFeely				X
*10.4	Amendment No. 1 to Employment Agreement, effective as of February 16, 2013, by and between Remy International, Inc. and Shawn Pallagi				X
*10.5	Employment Agreement, effective as of March 16, 2011, by and between Remy International, Inc. and Edward Neiheisel				X
*10.6	Amendment No. 1 to Employment Agreement, effective as of February 16, 2013, by and between Remy International, Inc. and Edward Neiheisel				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema Document				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				X

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

Remy International, Inc.
(Registrant)

Date: August 5, 2013	By: /s/ Fred Knechtel

Fred Knechtel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)