Form 10-Q
period 2013-09-30
REMY INTERNATIONAL, INC.
filed 2013-10-29
CIK 1046859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of September 30, 2013, there were 32,006,216 shares of the Registrant's common stock outstanding.

PART I - Financial Information
Item 1.    Financial Statements
Remy International, Inc.
Consolidated balance sheets

	September 30,	December 31,
(In thousands, except share information)	2013	2012
Assets:	(unaudited)
Current assets:
Cash and cash equivalents	$81,033	$111,733
Trade accounts receivable (less allowances of $1,608 and $1,931)	191,133	170,637
Other receivables	22,063	17,203
Inventories	164,417	158,936
Deferred income taxes	43,887	36,315
Prepaid expenses and other current assets	10,358	15,431
Total current assets	512,891	510,255

Property, plant and equipment	242,841	227,955
Less accumulated depreciation and amortization	(99,369)	(86,072)
Property, plant and equipment, net	143,472	141,883

Deferred financing costs, net of amortization	3,972	4,867
Goodwill	271,418	271,418
Intangibles, net	93,129	99,329
Other noncurrent assets	69,096	73,463
Total assets	$1,093,978	$1,101,215

Liabilities and Equity:
Current liabilities:
Short-term debt	$3,272	$9,098
Current maturities of long-term debt	3,542	3,470
Accounts payable	147,192	155,407
Accrued interest	89	112
Accrued restructuring	1,849	3,679
Other current liabilities and accrued expenses	116,089	108,157
Total current liabilities	272,033	279,923

Long-term debt, net of current maturities	294,604	284,475
Postretirement benefits other than pensions	1,744	1,969
Accrued pension benefits	30,140	31,762
Deferred income taxes	1,250	2,390
Other noncurrent liabilities	29,463	29,188

Equity:
Remy International, Inc. stockholders' equity:
Common stock, Par value of $0.0001; 32,006,216 shares outstanding at September 30, 2013, and 31,865,008 shares outstanding at December 31, 2012	3	3
Treasury stock, at cost; 243,252 treasury shares at September 30, 2013, and 133,467 treasury shares at December 31, 2012	(1,477)	(229)
Additional paid-in capital	318,721	323,912
Retained earnings	199,915	186,483
Accumulated other comprehensive loss	(52,418)	(50,307)
Total Remy International, Inc. stockholders' equity	464,744	459,862
Noncontrolling interest	—	11,646
Total equity	464,744	471,508
Total liabilities and equity	$1,093,978	$1,101,215
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012

Net sales	$262,832	$277,401	$826,908	$865,282
Cost of goods sold	210,600	222,592	664,996	686,943
Gross profit	52,232	54,809	161,912	178,339
Selling, general, and administrative expenses	29,760	30,103	102,325	97,891
Restructuring and other charges	1,454	5,374	4,263	8,964
Operating income	21,018	19,332	55,324	71,484
Interest expense–net	5,370	7,283	15,438	21,047
Loss on extinguishment of debt and refinancing fees	—	—	4,256	—
Income before income taxes	15,648	12,049	35,630	50,437
Income tax expense (benefit)	5,292	(85,310)	11,967	(74,410)
Net income	10,356	97,359	23,663	124,847
Less net income attributable to noncontrolling interest	—	827	659	2,164
Net income attributable to common stockholders	$10,356	$96,532	$23,004	$122,683

Basic earnings per share:
Earnings per share	$0.33	$3.15	$0.74	$4.01
Weighted average shares outstanding	31,240	30,638	31,196	30,595
Diluted earnings per share:
Earnings per share	$0.33	$3.11	$0.73	$3.97
Weighted average shares outstanding	31,383	30,993	31,338	30,864
Dividends declared per common share	$0.10	$0.10	$0.30	$0.20
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of comprehensive income (loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012

Net income	$10,356	$97,359	$23,663	$124,847
Other comprehensive income (loss):
Foreign currency translation adjustments	5,566	2,200	336	(158)
Currency forward contracts, net of tax	1,916	4,687	(2,254)	11,544
Commodity contracts, net of tax	2,714	909	(1,029)	2,798
Interest rate swap contract, net of tax	(63)	—	561	—
Employee benefit plans, net of tax	105	(22)	475	(293)
Total other comprehensive income (loss), net of tax	10,238	7,774	(1,911)	13,891
Comprehensive income	20,594	105,133	21,752	138,738
Less: Comprehensive income attributable to noncontrolling interest	—	827	659	2,164
Less: Other comprehensive income (loss) attributable to noncontrolling interest- foreign currency translation	—	(26)	200	(61)
Comprehensive income attributable to Remy International, Inc.	$20,594	$104,332	$20,893	$136,635
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of cash flows
(Unaudited)

	Nine months ended September 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$23,663	$124,847
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	25,767	28,010
Amortization of debt issuance costs	868	1,326
Loss on extinguishment of debt and refinancing fees	4,256	—
Stock-based compensation	4,894	5,419
Deferred income taxes	766	(83,537)
Accrued pension and postretirement benefits, net	(992)	(2,515)
Restructuring and other charges	4,263	8,964
Cash payments for restructuring charges	(6,093)	(5,671)
Other	(1,732)	(2,000)
Changes in operating assets and liabilities, net of restructuring charges:
Accounts receivable	(24,546)	(2,980)
Inventories	(5,300)	5,247
Accounts payable	(8,402)	(6,693)
Other current assets and liabilities, net	8,842	(16,493)
Other noncurrent assets and liabilities, net	(10,917)	(14,932)
Net cash provided by operating activities	15,337	38,992

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,394)	(18,160)
Net proceeds on sale of assets	585	268
Government grant proceeds related to capital expenditures	—	941
Net cash used in investing activities	(16,809)	(16,951)

Cash flows from financing activities:
Change in short-term debt and revolver	(5,724)	(4,030)
Payments made on long-term debt, including capital leases	(289,861)	(9,572)
Proceeds from issuance of long-term debt	299,250	—
Dividend payments on common stock	(9,462)	(6,128)
Purchase of treasury stock	(1,248)	(23)
Debt issuance costs	(3,476)	—
Purchase of and distributions to noncontrolling interest	(18,961)	—
Other	—	565
Net cash used in financing activities	(29,482)	(19,188)

Effect of exchange rate changes on cash and cash equivalents	254	840
Net increase (decrease) in cash and cash equivalents	(30,700)	3,693
Cash and cash equivalents at beginning of period	111,733	91,684
Cash and cash equivalents at end of period	$81,033	$95,377
Supplemental information:
Noncash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	$1,678	$2,670
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Notes to unaudited condensed consolidated financial statements

1. Description of the business

Business

Remy International, Inc. (together with its subsidiaries, “we”, “our”, “us”, “Remy” or the “Company”) is a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light-duty trucks, heavy-duty trucks and other vehicles. We sell our products worldwide primarily under the “Delco Remy”, “Remy”, and “World Wide Automotive” brand names and our customers' widely recognized private label brand names. Our products include new and remanufactured, light-duty and heavy-duty starters and alternators for both original equipment and aftermarket applications, and hybrid power technology. These products are principally sold or distributed to original equipment manufacturers (“OEMs”) for both original equipment manufacture and aftermarket operations, as well as, to warehouse distributors and retail automotive parts chains. We sell our products principally in North America, Europe, South America and Asia-Pacific.

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

In general, our business is influenced by the underlying trends in the automobile, light truck, and heavy-duty truck, construction and industrial markets. We have been able to reduce the impact from the cyclical nature of some of our businesses with the diversity of OEM markets between the automotive, heavy-duty truck and industrial markets by focusing on our remanufacturing capabilities and our aftermarket business.

The automotive parts market is highly competitive. Competition is based primarily on quality of products, service, delivery, technical support and price. Most OEMs and aftermarket distributors source parts from one or two suppliers and we compete with a number of companies who supply automobile manufacturers throughout the world.

On August 14, 2012, Fidelity National Special Opportunities, Inc., or "FNSO," a wholly-owned subsidiary of Fidelity National Financial, Inc., or "FNF", a leading provider of title insurance, mortgage services and restaurant and diversified services, purchased additional shares of Remy International, Inc. common stock, thereby increasing its ownership position above 50%. As a result, FNF began consolidating the financial results of Remy in the third quarter of 2012. As of September 30, 2013, FNSO held a 51% ownership interest in Remy, comprised of 16,342,508 shares of our common stock. Additionally, FNF and related subsidiaries participated in our Amended and Restated Term B Loan Credit Agreement on March 5, 2013 and held $29,775,000 principal amount of our Amended and Restated Term B loan as of September 30, 2013.

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

The U.S. Department of Energy, or the DOE, awarded us a grant in 2009, pursuant to which it agreed to match up to $60,200,000 of eligible expenditures we make through 2012 for the commercialization of hybrid electric motor technology. We obtained agreements from the DOE to extend the period of eligibility for the grant through 2013. As of December 31, 2012, we have completed the first phase of the grant award and have received $36,000,000 of the total grant. As a number of our hybrid customers have delayed launches of their products or cancelled their programs, we are now moderating our investments in hybrid until the market develops. On July 10, 2013, we formally notified the DOE that we have elected not to pursue the second phase of the grant.

In addition, we received various grants and subsidies from foreign jurisdictions during the three and nine month periods ended September 30, 2013, and 2012. The amounts recognized in the accompanying consolidated statements of operations as government grants were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Reduction of cost of goods sold	$628	$1,256	$1,900	$3,712
Reduction of selling, general, and administrative expenses	$220	$1,299	$556	$5,142

As of September 30, 2013 and December 31, 2012, we had deferred revenue of $6,465,000 and $7,414,000, respectively, related to government grants.

Trade accounts receivable and allowance for doubtful accounts

Trade accounts receivable is stated at net realizable value, which approximates fair value. Substantially all of our trade accounts receivable are due from customers in the original equipment and aftermarket automotive industries, both domestically and internationally. Trade accounts receivable includes notes receivable of $27,205,000 and $29,091,000 as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, notes receivables and accounts payable included commercial paper amounts endorsed or transferred to trade suppliers with recourse of $3,775,000. Trade accounts receivable is reduced by an allowance for amounts that are expected to become uncollectible in the future and for disputed items. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for doubtful customer accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is developed based on several factors including customers' credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Earnings per share

Basic earnings per share is calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares outstanding plus the assumed issuance of common shares and related adjustment to net income attributable to common stockholders related to all potentially dilutive securities. For the three months ended September 30, 2013 and 2012, in applying the treasury stock method, equivalent shares of unvested restricted stock and restricted stock units of 143,376 and 355,268 shares, respectively, were included in the weighted average shares outstanding in the diluted calculation. For the nine months ended September 30, 2013 and 2012, in applying the treasury stock method, equivalent shares of unvested restricted stock and restricted stock units of 142,131 and 268,633 shares, respectively, were included in the weighted average shares outstanding in the diluted calculation. Anti-dilutive stock options of 267,132 and 216,619 were excluded from the calculation of dilutive earnings per share for the three and nine month period ended September 30, 2013, respectively. There were no restricted shares or stock options excluded from the calculation of dilutive earnings per share for the three and nine month period ended September 30, 2012.

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

New accounting pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain limited exceptions. ASU 2013-11 is effective for annual reporting periods beginning on or after December 15, 2013 and interim periods within those annual periods with earlier adoption permitted. This guidance is effective January 1, 2014. ASU 2013-11 should be applied prospectively with retroactive application permitted. We are currently evaluating the impact of ASU 2013-11 on our consolidated financial statements.

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis as of September 30, 2013, and December 31, 2012, are set forth in the table below:

	As of September 30, 2013			As of December 31, 2012
(In thousands)	Asset/ (liability)	Level 2	Valuation technique	Asset/ (liability)	Level 2	Valuation technique
Interest rate swap contracts	$(310)	$(310)	C	$(2,218)	$(2,218)	C
Foreign exchange contracts	2,635	2,635	C	5,328	5,328	C
Commodity contracts	(3,029)	(3,029)	C	(1,315)	(1,315)	C

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

4. Financial instruments

Foreign currency risk

We manufacture and sell our products primarily in North America, South America, Asia, Europe and Africa. As a result our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we manufacture and sell our products. We generally try to use natural hedges within our foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, we consider managing certain aspects of our foreign currency activities through the use of foreign exchange contracts. We primarily utilize forward exchange contracts with maturities generally within fifteen months to hedge against currency rate fluctuations, and are designated as hedges.

As of September 30, 2013, and December 31, 2012, we had the following outstanding foreign currency contracts that were entered into to hedge forecasted purchases and revenues, respectively:

(In thousands)	Currency denomination
	September 30,	December 31,
Foreign currency contract	2013	2012
South Korean Won Forward	$45,735	$55,546
Mexican Peso Contracts	$54,985	$66,674
Brazilian Real Forward	$11,698	$18,055
Hungarian Forint Forward	€10,921	€13,565
Great Britain Pound Forward	£2,750	£1,370

Accumulated unrealized net gains of $1,172,000 and $3,426,000 were recorded in accumulated other comprehensive income (loss) (AOCI) as of September 30, 2013, and December 31, 2012, respectively. As of September 30, 2013, gains of $1,216,000 are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during the three and nine month periods ended September 30, 2013 and 2012, respectively, was immaterial.

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

On March 27, 2013, we also entered into a designated interest rate swap agreement for $72,000,000 of the outstanding principal balance of our long term debt. Under the terms of the new interest rate swap agreement, we swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 2.75% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72,000,000, and is reduced by $187,500 quarterly from the effective date. This interest rate swap has been designated as a cash flow hedging instrument. Accumulated unrealized gains of $922,000, excluding the tax effect, were recorded in accumulated other comprehensive income (loss) (AOCI) as of September 30, 2013, and there were none recorded as of December 31, 2012. As of September 30, 2013, no gains are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during the three and nine month periods ended September 30, 2013, and 2012 was immaterial.

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

We had twenty-nine commodity price hedge contracts outstanding at September 30, 2013, and thirty-six commodity price hedge contracts outstanding at December 31, 2012, with combined notional quantities of 5,423 and 6,566 metric tons of copper, respectively. These contracts mature within the next fifteen months. These contracts were designated as cash flow hedging instruments. Accumulated unrealized losses of $2,985,000 and $1,288,000, excluding the tax effect, were recorded in AOCI as of September 30, 2013, and December 31, 2012, respectively. As of September 30, 2013, losses of $3,129,000 are expected to be reclassified to the accompanying consolidated statement of operations within the next 12 months. Hedge ineffectiveness during the three and nine month periods ended September 30, 2013, and 2012, was immaterial.

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

	Asset derivatives			Liability derivatives
(In thousands)	Balance sheet location	September 30, 2013	December 31, 2012	Balance sheet location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Commodity contracts	Prepaid expenses and other current assets	$110	$427	Other current liabilities and accrued expenses	$3,284	$2,009
Commodity contracts	Other noncurrent assets	145	267	Other noncurrent liabilities	—	—
Foreign currency contracts	Prepaid expenses and other current assets	2,697	5,537	Other current liabilities and accrued expenses	49	26
Foreign currency contracts	Other noncurrent assets	44	127	Other noncurrent liabilities	57	310
Interest rate swap contracts	Other noncurrent assets	922	—	Other noncurrent liabilities	—	—
Total derivatives designated as hedging instruments		$3,918	$6,358		$3,390	$2,345
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Prepaid expenses and other current assets	$—	$—	Other current liabilities and accrued expenses	$—	$2,218
Interest rate swap contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	1,232	—
Total derivatives not designated as hedging instruments		$—	$—		$1,232	$2,218

 The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended September 30, 2013 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$2,863	Cost of goods sold	$(1,591)	Cost of goods sold	$28
Foreign currency contracts	4,494	Cost of goods sold	2,068	Cost of goods sold	—
Interest rate swap contracts	(102)	Interest expense–net	—	Interest expense–net	—
	$7,255		$477		$28

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap	Interest expense–net	$(137)

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended September 30, 2012 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$958	Cost of goods sold	$(1,637)	Cost of goods sold	$29
Foreign currency contracts	5,316	Cost of goods sold	(580)	Cost of goods sold	—
	$6,274		$(2,217)		$29

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap contracts	Interest expense–net	$(86)

 The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the nine months ended September 30, 2013 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(4,071)	Cost of goods sold	$(2,374)	Cost of goods sold	$(58)
Foreign currency contracts	1,988	Cost of goods sold	4,887	Cost of goods sold	—
Interest rate swap contracts	922	Interest expense–net	—	Interest expense–net	—
	$(1,161)		$2,513		$(58)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap	Interest expense–net	$986

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the nine months ended September 30, 2012 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$1,143	Cost of goods sold	$(3,341)	Cost of goods sold	$18
Foreign currency contracts	9,698	Cost of goods sold	(3,627)	Cost of goods sold	—
	$10,841		$(6,968)		$18

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap contracts	Interest expense–net	$(408)

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

Accounts receivable factoring arrangements

We have entered into factoring agreements with various domestic and European financial institutions to sell our accounts receivable under nonrecourse agreements. These are treated as a sale. The transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any domestic accounts after the factoring has occurred. We do not have any servicing assets or liabilities. We utilize factoring arrangements as an integral part of financing for us. The cost of factoring such accounts receivable is reflected in the accompanying consolidated statements of operations as interest expense-net with other financing costs. The cost of factoring such accounts receivable for the three months ended September 30, 2013, and 2012, was $1,437,000, and $1,689,000, respectively. The cost of factoring such accounts receivable for the nine months ended September 30, 2013 and 2012, was $4,316,000, and $4,107,000, respectively. Gross amounts factored under these facilities as of September 30, 2013, and December 31, 2012, were $227,992,000, and $183,547,000, respectively. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition.

5. Inventories

Net inventories consisted of the following:

	September 30,	December 31,
(In thousands)	2013	2012
Raw materials	$49,347	$47,972
Core inventory	38,859	31,191
Work-in-process	7,391	9,934
Finished goods	68,820	69,839
	$164,417	$158,936

Raw materials also include materials consumed in the manufacturing and remanufacturing process, but not directly incorporated into the finished products.

6. Property, plant and equipment

Depreciation and amortization expense of property, plant, and equipment for the nine months ended September 30, 2013, and 2012, was $14,377,000, and $14,046,000, respectively.

7. Goodwill and other intangible assets

The following table represents the carrying value of other intangible assets:

	As of September 30, 2013			As of December 31, 2012
(In thousands)	Carrying value	Accumulated amortization	Net	Carrying value	Accumulated amortization	Net
Definite-life intangibles:
Intellectual property	$16,377	$4,395	$11,982	$14,370	$4,082	$10,288
Customer relationships	35,500	17,069	18,431	35,500	15,150	20,350
Customer contract	98,270	83,754	14,516	95,389	74,898	20,491
Total	150,147	105,218	44,929	145,259	94,130	51,129
Indefinite-life intangibles:
Trade names	48,200	—	48,200	48,200	—	48,200
Intangible assets, net	$198,347	$105,218	$93,129	$193,459	$94,130	$99,329
Goodwill	$271,418	$—	$271,418	$271,418	$—	$271,418

Definite-lived intangible assets are being amortized to reflect the pattern of economic benefit consumed.

We perform impairment testing annually or more frequently when events or circumstances indicate that the carrying amount of the above intangibles may be impaired.

8. Other noncurrent assets

Other noncurrent assets primarily consisted of core return rights of $35,501,000 and noncurrent deferred tax assets of $22,893,000 as of September 30, 2013. Other noncurrent assets primarily consisted of core return rights of $33,908,000 and noncurrent deferred tax assets of $32,907,000 as of December 31, 2012.

9. Other current liabilities and accrued expenses

Other current liabilities and accrued expenses consist of the following:

	September 30,	December 31,
(In thousands)	2013	2012
Accrued warranty	$26,706	$23,374
Accrued wages and benefits	18,595	18,531
Current portion of customer obligations	7,263	9,326
Rebates, stocklifts, discounts and returns	20,613	15,865
Current deferred revenue	1,980	2,882
Other	40,932	38,179
	$116,089	$108,157

Changes to our current and noncurrent accrued warranty were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Balance at beginning of period	$29,069	$31,513	$27,194	$30,278
Provision for warranty	12,065	10,468	32,535	30,745
Payments and charges against the accrual	(10,732)	(10,396)	(29,327)	(29,438)
Balance at end of period	$30,402	$31,585	$30,402	$31,585

10. Other noncurrent liabilities

Other noncurrent liabilities consist of the following:

	September 30,	December 31,
(In thousands)	2013	2012
Customer obligations, net of current portion	$3,398	$3,689
Noncurrent deferred revenue	4,940	5,755
Other	21,125	19,744
	$29,463	$29,188

11.	Restructuring and other charges

Total restructuring and other charges of $4,263,000 were recorded for the nine months ended September 30, 2013. These charges consisted of $2,987,000 of employee termination benefits, and $1,276,000 of other exit costs. The severance charges are related to the closure of our Mezokovesd, Hungary plant, restructuring actions in our China operations in association with our acquisition of our noncontrolling interest in our majority-owned Chinese joint venture (see Note 21), reductions in force in our North American facilities, and lease termination costs.

Total restructuring and other charges of $8,964,000 were recorded during the nine months ended September 30, 2012. These charges consisted of $4,517,000 of employee termination benefits, and $368,000 of adjustments to lease termination and other exit costs, other charges of $1,800,000 and fixed asset impairment charges of $2,279,000. The charges are related to reductions in force in Mexico and Europe, and exit costs related to our Mexico, Europe and Virginia facilities. During the second quarter of 2012, the company engaged a consulting firm to assist in the analysis of the North America operations. The other charges are related to the consulting fees and other related expenses. The fixed asset impairment charges are related to the anticipated closure of our facilities in Mexico and Europe.

The following table summarizes the activity in our accrual for restructuring and other charges for the three and nine month periods ended September 30, (in thousands):

2013	Termination benefits	Exit costs	Other charges	Total
Accrual at December 31, 2012	$3,573	$106	$—	$3,679
Provision	370	311	—	681
Payments	(1,832)	(331)	—	(2,163)
Accrued at March 31, 2013	$2,111	$86	$—	$2,197
Provision	1,196	932	—	2,128
Payments	(1,870)	(916)	—	(2,786)
Accrued at June 30, 2013	$1,437	$102	$—	$1,539
Provision	1,421	33	—	1,454
Payments	(1,086)	(58)	—	(1,144)
Accrued at September 30, 2013	$1,772	$77	$—	$1,849

2012	Termination benefits	Exit costs	Other charges	Total
Accrual at December 31, 2011	$2,539	$386	$—	$2,925
Provision	1,686	12	—	1,698
Payments	(1,449)	(361)	—	(1,810)
Accrued at March 31, 2012	$2,776	$37	$—	$2,813
Provision	(138)	230	1,800	1,892
Payments	(1,386)	(64)	(1,800)	(3,250)
Accrued at June 30, 2012	$1,252	$203	$—	$1,455
Provision	2,969	126	—	3,095
Payments	(409)	(202)	—	(611)
Accrued at September 30, 2012	$3,812	$127	$—	$3,939

Significant components of restructuring and other charges were as follows (in thousands):

	Total expected costs	Expense incurred in			Estimated future expense
		Nine months ended September 30, 2013	Twelve months ended December 31, 2012	Twelve months ended December 31, 2011

2013 Activities
Severance	$2,245	$2,245	$—	$—	$—
Exit costs	1,027	527	—	—	500
	$3,272	$2,772	$—	$—	$500
2012 Activities
Severance	$4,512	$742	$3,738	$—	$32
Exit costs	1,219	749	410	—	60
Other charges	1,687	—	1,687	—	—
	$7,418	$1,491	$5,835	$—	$92
2011 Activities
Severance	$4,518	$—	$1,635	$2,883	$—
Exit costs	801	—	241	560	—
	$5,319	$—	$1,876	$3,443	$—

12. Debt

Borrowings under long-term debt arrangements, net of discounts, consisted of the following:

	September 30,	December 31,
(In thousands)	2013	2012
Asset-Based Revolving Credit Facility, First Amendment-Maturity date of September 5, 2018	$—	$—
Term B Loan-Maturity date of December 17, 2016	—	284,892
Amended and Restated Term B Loan-Maturity date of March 5, 2020	295,667	—
Total Senior Credit Facility and Notes	295,667	284,892
Capital leases	2,479	3,053
Less current maturities	(3,542)	(3,470)
Long-term debt less current maturities	$294,604	$284,475

Future maturities of long-term debt outstanding at September 30, 2013, including capital lease obligations, and excluding original issue discount, in thousands, consist of the following:

2013 (remaining)	$1,012
2014	3,390
2015	3,407
2016	3,423
2017	3,353
Thereafter	285,646

On March 5, 2013, we entered into a First Amendment to our existing ABL Revolver Credit Agreement ("ABL First Amendment") to extend the maturity date of the Asset-Based Revolving Credit Facility ("ABL") from December 17, 2015 to September 5, 2018 and reduce the borrowing rate. The ABL First Amendment bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL First Amendment maintains the current availability at $95,000,000, but may be increased, under certain circumstances, by $20,000,000. The ABL First Amendment is secured by substantially all domestic accounts receivable and inventory. At September 30, 2013, the ABL First Amendment balance was zero. Based upon the collateral supporting the ABL First Amendment, the amount borrowed, and the outstanding letters of credit of $2,860,000, there was additional availability for borrowing of $70,196,000 on September 30, 2013. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL First Amendment.

On March 5, 2013, we entered into a $300,000,000 Amended and Restated Term B Loan Credit Agreement ("Amended and Restated Term B Loan") to refinance the existing $286,978,000 Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the borrowing rate. The Amended and Restated Term B Loan bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3.00% per year with an original issue discount of $750,000. The Amended and Restated Term B Loan also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Amended and Restated Term B Loan is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL First Amendment. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Amended and Restated Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At September 30, 2013, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%. As a result of the refinancing of our Term B Loan syndication, we recorded a loss on extinguishment of debt and refinancing fees of $4,256,000 during the quarter ended March 31, 2013.

As of September 30, 2013, the estimated fair value of our Amended and Restated Term B Loan was $298,867,000. The estimated fair value was $3,200,000 more than the carrying value. As of December 31, 2012, the estimated fair values of our Term B Loan was $290,029,000. The estimated fair value was $5,137,000 more than the carrying value. The Level 2 fair market values are based on established market prices as of September 30, 2013 and December 31, 2012. The fair value estimates do not necessarily reflect the values we could realize in the current markets. Because of their short-term nature or variable interest rate, we believe the carrying value for short-term debt and the revolving credit agreement closely approximates their fair value.

All of our credit agreements contain various covenants and representations that are customary for transactions of this nature. We were in compliance with all covenants as of September 30, 2013. The credit agreements contain various restrictive covenants, which include, among other things: (i) a maximum leverage ratio; (ii) a minimum interest coverage ratio; (iii) mandatory prepayments upon certain asset sales and debt issuances; and (iv) limitations on the payment of dividends in excess of a specified amount. The term loan also includes events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5.0 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity.

Short-term debt

We have revolving credit facilities with four Korean banks with a total facility amount of approximately $16,735,000 of which $3,254,000 is borrowed at average interest rates of 3.44% at September 30, 2013. In Hungary, there is a revolving credit facility with two banks for a credit facility of $4,240,000 of which $18,000 is borrowed at average interest rates of 2.28% at September 30, 2013.

Capital leases

Capital leases have been capitalized using nominal interest rates ranging from 4.50% to 15.10% as determined by the dates we entered into the leases. We had assets under capital leases of approximately $3,582,000 at September 30, 2013 and approximately $3,883,000 at December 31, 2012, net of accumulated amortization.

13. Stockholders' equity

Common stock

On December 12, 2012, we amended our Amended and Restated Certificate of Incorporation. The amendment authorizes the Company to issue 280,000,000 shares, consisting of 240,000,000 shares of common stock, par value $0.0001 per share, and 40,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2013, there were 32,006,216 common stock shares outstanding and no preferred stock shares outstanding.

The holders of common stock are entitled to one vote on all matters properly submitted on which the common stockholders are entitled to vote.

Treasury stock

During the nine months ended September 30, 2013, we withheld 67,087 shares at cost, or $1,248,000, to satisfy tax obligations for vesting of restricted stock shares granted to our employees under the Remy International, Inc. Omnibus Incentive Plan, or "Omnibus Incentive Plan".

Dividend payments

Our Board of Directors declared cash dividends of ten cents ($0.10) per share in January 2013, April 2013 and August 2013, respectively, and we paid amounts totaling $9,462,000 during the nine months ended September 30, 2013. As of September 30, 2013, a dividend payable of $444,000 is recorded for unvested restricted stock and is payable upon vesting.

On October 29, 2013, our Board of Directors declared a quarterly cash dividend of ten cents ($0.10) per share, payable on November 27, 2013, to stockholders of record as of November 13, 2013.

14. Reclassifications out of accumulated other comprehensive income (loss)

The following table discloses the changes in each component of accumulated other comprehensive income, net of tax for the three and nine month periods ended September 30, 2013 (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on currency hedges	Unrealized gains (losses) on commodity hedges	Interest rate swaps	Employee benefit plan adjustment	Accumulated other comprehensive income (loss)
Balances at December 31, 2012	$(19,860)	$3,426	$(6,316)	$(1,574)	$(25,983)	$(50,307)
Other comprehensive income (loss) before reclassifications	(3,172)	513	(1,282)	(270)	102	(4,109)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,081)	(48)	—	346	(783)
Balances at March 31, 2013	(23,032)	2,858	(7,646)	(1,844)	(25,535)	(55,199)
Other comprehensive income (loss) before reclassifications	(2,258)	(2,498)	(2,991)	894	(154)	(7,007)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,104)	578	—	76	(450)
Balances at June 30, 2013	$(25,290)	$(744)	$(10,059)	$(950)	$(25,613)	$(62,656)
Other comprehensive income (loss) before reclassifications	5,566	3,472	1,762	(63)	(105)	10,632
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,556)	952	—	210	(394)
Balances at September 30, 2013	$(19,724)	$1,172	$(7,345)	$(1,013)	$(25,508)	$(52,418)

The following table discloses the changes in each component of accumulated other comprehensive income, net of tax for the three and nine month periods ended September 30, 2012 (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on currency hedges	Unrealized gains (losses) on commodity hedges	Interest rate swaps	Employee benefit plan adjustment	Accumulated other comprehensive income (loss)
Balances at December 31, 2011	$(22,624)	$(9,513)	$(8,858)	$(1,574)	$(23,161)	$(65,730)
Other comprehensive income (loss) before reclassifications	2,390	4,390	3,593	—	45	10,418
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,185	787	—	(106)	1,866
Balances at March 31, 2012	(20,234)	(3,938)	(4,478)	(1,574)	(23,222)	(53,446)
Other comprehensive income (loss) before reclassifications	(4,713)	(152)	(3,417)	—	21	(8,261)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,434	926	—	(231)	2,129
Balances at June 30, 2012	$(24,947)	$(2,656)	$(6,969)	$(1,574)	$(23,432)	$(59,578)
Other comprehensive income (loss) before reclassifications	2,226	4,158	599	—	(62)	6,921
Amounts reclassified from accumulated other comprehensive income (loss)	—	529	310	—	40	879
Balances at September 30, 2012	$(22,721)	$2,031	$(6,060)	$(1,574)	$(23,454)	$(51,778)

The following table discloses the effect of reclassifications of accumulated other comprehensive income on the accompanying consolidated statement of operations (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2013	2012
Gains (losses) on cash flow hedges:
Foreign currency contracts	$2,068	$(580)	Cost of goods sold
Commodity contracts	(1,563)	(1,608)	Cost of goods sold
	505	(2,188)	Total before tax
	99	1,349	Tax benefit
	$604	$(839)	Net of tax

Amortization of employee benefit plan costs:
Prior service costs	$454	$419	Selling, general and administrative expenses
Net actuarial loss	(800)	(188)	Selling, general and administrative expenses
	(346)	231	Total before tax
	136	(271)	Tax benefit (expense)
	$(210)	$(40)	Net of tax

Total reclassifications for the period	$394	$(879)	Net of tax

The following table discloses the effect of reclassifications of accumulated other comprehensive income on the accompanying consolidated statement of operations (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Nine months ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2013	2012
Gains (losses) on cash flow hedges:
Foreign currency contracts	$4,887	$(3,627)	Cost of goods sold
Commodity contracts	(2,432)	(3,323)	Cost of goods sold
	2,455	(6,950)	Total before tax
	(196)	1,777	Tax benefit (expense)
	$2,259	$(5,173)	Net of tax

Amortization of employee benefit plan costs:
Prior service costs	$1,362	$1,256	Selling, general and administrative expenses
Net actuarial loss	(2,400)	(689)	Selling, general and administrative expenses
	(1,038)	567	Total before tax
	406	(271)	Tax benefit (expense)
	$(632)	$296	Net of tax

Total reclassifications for the period	$1,627	$(4,877)	Net of tax

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

Income tax expense of $5,292,000 for the three months ended September 30, 2013, consisted of deferred U.S. federal tax expense of $1,356,000, domestic state and local income tax expense of $961,000, and tax expense in various foreign jurisdictions of $2,975,000. Income tax benefit of $85,310,000 for the three months ended September 30, 2012, consisted of U.S. federal tax benefit of $84,705,000, domestic state and local tax expense of $22,000, and tax benefit in various foreign jurisdictions of $627,000.

Income tax expense of $11,967,000 for the nine months ended September 30, 2013, consisted of deferred U.S. federal tax expense of $2,844,000, domestic state and local income tax expense of $793,000, and tax expense in various foreign jurisdictions of $8,330,000. Income tax benefit of $74,410,000 for the nine months ended September 30, 2012, consisted of U.S. federal tax benefit of $84,705,000, domestic state and local tax expense of $655,000, and tax expenses in various foreign jurisdictions of $9,640,000.

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

We have total unrecognized tax benefits of $11,769,000 and $10,350,000 that have been recorded as liabilities as of September 30, 2013 and December 31, 2012, respectively, and we are uncertain as to if or when such amounts may be settled. During the three months ended September 30, 2013 and 2012, we recorded uncertain tax benefits of $210,000 and uncertain tax positions of $225,000, respectively. During the nine months ended September 30, 2013 and 2012, we recorded uncertain tax positions of $1,419,000 and $775,000, respectively.

As part of the review in determining the need for a valuation allowance, we assess the potential release of existing valuation allowances. In performing our analysis during the third quarter of 2012, management concluded that the weight of positive evidence outweighed the negative evidence related to the United States tax jurisdiction. During the third quarter of 2012, we reached the conclusion that the net deferred tax asset in the United States was more likely than not to be utilized. As such, the valuation allowance previously recorded against the net deferred tax assets in the United States was reversed resulting in an income tax benefit of $84,705,000 during the third quarter of 2012.

The effective income tax rate for the three and nine months ended September 30, 2013, differs from the U.S. federal income tax rate primarily due to effect on foreign taxable income, tax credits and tax assessments against the U.S. net income reported in the financial statements. The effective income tax rate for the three and nine months ended September 30, 2012, differs from the U.S. federal income tax rate primarily due to the effect on foreign taxable income and the valuation allowance release against the U.S. net income reported in the financial statements.

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

16. Employee benefit plans

The components of expense for the plans were as follows (in thousands):

Pension benefits:
	Three months ended September 30,		Nine months ended September 30,
Components of expense	2013	2012	2013	2012
Service costs	$273	$73	$754	$219
Interest costs	693	653	2,066	1,958
Expected return on plan assets	(665)	(534)	(1,982)	(1,631)
Recognized net actuarial loss	344	311	1,032	1,058
Net periodic pension cost	$645	$503	$1,870	$1,604

Postretirement health care and life insurance plans:
	Three months ended September 30,		Nine months ended September 30,
Components of expense	2013	2012	2013	2012
Interest costs	$19	$24	$58	$73
Amortization of prior service cost	(454)	(419)	(1,362)	(1,256)
Recognized net actuarial loss (gain)	456	(123)	1,368	(369)
Net periodic cost (benefit)	$21	$(518)	$64	$(1,552)

Cash flows - employee benefit plans

We contributed $2,585,000 and $2,094,000 to our pension plans during the nine months ended September 30, 2013 and 2012, respectively. We expect to contribute a total of $1,748,000 to our U.S. pension plans and $1,717,000 to our International pension plans in 2013. The postretirement health care plan is funded as benefits are paid.

17.	Stock-based compensation

On February 14, 2013, we filed a Form S-8 to register 5,500,000 shares which may be issued pursuant to the Omnibus Incentive Plan. The Omnibus Incentive Plan became effective on October 27, 2010, was amended on March 24, 2011, and permits our Compensation Committee to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other cash or share based awards to our employees and non-employee directors. As of September 30, 2013, there were 3,425,416 shares available to be issued under the Omnibus Incentive Plan.

During the nine months ended September 30, 2013, executive officers and other key employees received restricted stock awards of 224,507 common shares with a weighted average grant date value of $18.47, based on the closing price of our common stock on the respective grant date as reported on the NASDAQ Stock Market. These awards are 50% time-based and 50% performance-based. The time-based restricted shares vest equally over a three-year period and one-third of the performance-based restricted shares will be available to vest for each of the calendar years 2013, 2014 and 2015 based on a target operating income for each of the years. Additionally, executive officers and other key employees were granted 234,675 stock option awards which vest equally over a three-year period with a term of seven years and a weighted average exercise price of $18.47.

Also during the nine months ended September 30, 2013, our Board of Directors received restricted stock awards of 32,164 common shares and stock option awards of 33,618 common shares. One-half of the restricted stock shares and stock options granted to the Board of Directors vest at each anniversary of the grant date. Restricted stock granted to the Board of Directors were valued at $18.50, which was the closing price of our common stock on the grant date as reported on the NASDAQ Stock Market. Stock options granted to the Board of Directors have a term of seven years and an exercise price of $18.50. We estimated the grant date fair value of all stock options granted during the nine months ended September 30, 2013 using the Black-Scholes valuation model. The weighted average valuation per share was $7.58 based on the following assumptions: Risk-free interest rate: 0.86%, Dividend Yield: 2.16%, Expected Volatility: 56.70% and Expected Term: 5 years.

Noncash compensation expense related to all types of awards was recognized for the three and nine months ended September 30, as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Stock-based compensation expense	$1,648	$1,883	$4,894	$5,419

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

We are a multi-national corporation with operations in many countries, including the United States, Canada, Mexico, Brazil, China, Hungary, South Korea, United Kingdom, Belgium and Tunisia. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and non-U.S. currencies. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both denominated in the local currency, and through selective currency hedges. From time to time, we enter into exchange agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions. Refer to Note 4. Sales are attributed to geographic locations based on the point of sale.

Information about our net sales by region was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Net sales to external customers:
United States	$172,706	$188,013	$550,728	$579,981
Europe	21,571	25,201	68,092	79,722
Other Americas	14,663	14,074	45,457	42,127
Asia Pacific	53,892	50,113	162,631	163,452
Total net sales	$262,832	$277,401	$826,908	$865,282

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

On March 9, 2011, Tecnomatic filed a lawsuit in U.S. District Court, N. D. of Illinois, against Remy International, Inc., its Mexican subsidiaries and two other entities alleging breach of confidentiality agreement, misrepresentation and misappropriation of technology and requested damages of $110,000,000. We believe this action is without merit and is an attempt to push us to settle the prior case. On June 27, 2011, the Illinois Court granted our motion to transfer the case to U.S. District Court, Southern District of Indiana, Indianapolis Division, and the two pending actions were merged by the Indiana Court. In July 2012, the Indiana Court dismissed a significant majority of Tecnomatic's original claims, and denied Tecnomatic's subsequent request to bring certain proposed claims against us. In another Court ruling on Tecnomatic's Motion to Reconsider on June 21, 2013, the Indiana Court upheld its July 2012 dismissal of all of Tecnomatic's claims, except for the reinstatement of a trade secret claim against a third party vendor. On March 25, 2013, Tecnomatic filed a First Amended Complaint in which it named certain current and former Remy employees as individual defendants. Tecnomatic filed a Second Amended Complaint, together with a motion for leave to file a Third Amended Complaint, on July 12, 2013. Tecnomatic then filed a motion for leave to amend its pleadings in conjunction with a proposed Fourth Amended Complaint on September 10, 2013. We filed a reply in support of partial motion to dismiss Tecnomatic's Second Amended Complaint on September 24, 2013, and we anticipate filing a response to Tecnomatic's Second Amended Complaint during the fourth quarter of 2013. On October 15, 2013, Tecnomatic filed a motion for leave to amend its pleadings in conjunction with a proposed Fifth Amended Complaint. No trial date has been set, but it is anticipated to commence during the second quarter of 2015. Due to the early stage of this case, it is not possible to make a meaningful estimate of the amount or range of loss to the Company, if any, that could result from this case at this time. As such, we have no amounts accrued as of September 30, 2013 for this case. We intend to vigorously defend this case.

20. Executive officer separation

On January 31, 2013, we entered into a Transition, Noncompetition and Release Agreement (the "Agreement") with John H. Weber, our former President and Chief Executive Officer, effective February 28, 2013. Pursuant to the terms of the Agreement, Mr. Weber received a lump sum cash payment of $7,000,000, resulting in a decrease to diluted earnings per share of $0.14, net of tax, for the nine months ended September 30, 2013. The expense related to this lump sum cash payment is included in selling, general and administrative expenses in the accompanying unaudited consolidated statement of operations for the nine months ended September 30, 2013.

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

Financial Results

Net sales of $262.8 million for the third quarter of 2013 declined 5.3% from $277.4 million for the same period in 2012 driven primarily by lower volumes in original equipment and hybrid, offset by favorable aftermarket volumes and favorable foreign currency effects. Adjusted EBITDA, as further discussed below, was $33.0 million for the third quarter of 2013, compared to $35.7 million in the same period in 2012 driven by planned investments in our aftermarket and China businesses and higher material costs partially offset by favorable currency effects. Net income was $10.4 million during the third quarter of 2013, a decrease of $87.0 million over the same period in 2012. Third quarter 2012 results included the reversal of an $84.7 million valuation allowance on our deferred tax assets balance, as well as $5.4 million of charges primarily related to restructuring activities and actions to improve future operating performance.

During the quarter, we were awarded and launched several new business awards including the following:

•	Awarded several light duty OE starter programs with key customers

•	Launched first alternator with LIN regulator in China

•	Awarded heavy duty alternator and starter business at Yunnei Power Engine

•	Awarded additional hybrid business with Via and Scania

•	Secured agreements with multiple North American and European aftermarket customers

•	Late model product portfolio expansion

We continued to incur start-up costs associated with our manufacturing and engineering facility in Wuhan, China which began production in the second quarter of 2013. We also incurred continued restructuring costs associated with the closure of our Mezokovesd, Hungary facility and other operational restructuring efforts.

Recent Trends and Conditions

General economic conditions

According to IHS Global Insight, global light duty vehicle production was up 3% and global medium and heavy duty vehicle production was up 5% during the third quarter of 2013 as compared to the same period in 2012. The increase in light duty vehicle production was driven primarily by a 9% increase in Korea production, 7% increase in China production and 7% increase in North America production. The increase in global medium and heavy duty production was primarily a result of a 13% increase in China production offset by an 8% decline in Europe production due to the commercial vehicle market softening. The prolonged economic uncertainties in Europe continue as the ongoing sovereign debt crisis and banking concerns in the Euro zone have resulted in recessionary conditions throughout the region with low consumer demand for vehicles. The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles.

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

Pricing pressures from customers

Pressure from our customers to reduce prices is characteristic of the automotive supply industry. We have and are currently in the process of negotiating several customer agreements which are anticipated to be finalized during the fourth quarter of 2013. Due to the competitive nature of the business, the revised terms with customers are expected to impact our ongoing profitability. We have taken and expect to continue to take steps to improve operating efficiencies and minimize or resist price reductions.

Material and commodity price fluctuations

Overall commodity price fluctuation is an ongoing concern for our business and has been an operational and financial focus. We have pass-through pricing agreements with a number of our customers that reduce our exposure to metals price volatility. Where metals price volatility is not covered by customer agreements, we utilize hedging instruments where appropriate, particularly related to copper, and consider their cost and their effectiveness. Average copper prices were lower for the quarter ended September 30, 2013 than for the same period in 2012.

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

Foreign currencies

During the first nine months of 2013, approximately 33% of our net sales were transacted outside the United States. The functional currency of our foreign operations is generally the local currency, while our financial statements are presented in U.S. dollars. Foreign exchange has an unfavorable impact on net sales when the U.S. dollar is relatively strong as compared with foreign currencies and a favorable impact on net sales when the U.S. dollar is relatively weak as compared with foreign currencies. While we employ financial instruments to hedge certain exposures related to transactions from fluctuations in foreign currency exchange rates, these hedging actions do not entirely insulate us from currency effects and such programs may not always be available to us at economically reasonable costs. During the first nine months of 2013, we experienced a positive impact from foreign currency effects on our reported earnings in U.S. dollars compared to the first nine months of 2012, primarily resulting from the results denominated in other currencies, mainly the Mexican Peso and the South Korean Won.

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

As a number of our hybrid customers have delayed launches of their products or cancelled their programs, we are now moderating our investments in hybrid until the market develops. On July 10, 2013, we formally notified the DOE that we have elected not to pursue the second phase of the grant. See Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of the DOE grant funding.

Although we believe that we have established a firm foundation for profitability, we continue to evaluate our global manufacturing and supply chain to further streamline our operations. During 2013, we expect to complete the closure of our Mezokovesd, Hungary plant and transfer the production to our other facilities in Hungary, Mexico and Korea. In addition, we initiated headcount reductions in our China operations in association with our acquisition of our noncontrolling interest in our majority-owned Chinese joint venture, and reductions in force in our North American facilities during 2013.

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

We define adjusted EBITDA as net income attributable to common stockholders before interest expense–net, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, net income attributable to noncontrolling interest, restructuring, other charges and other impairment charges, loss on extinguishment of debt and refinancing fees, executive officer separation cost and other adjustments as set forth in the reconciliations provided below.

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

The following table sets forth a reconciliation of adjusted EBITDA to its most directly comparable U.S. GAAP measure, net income attributable to common stockholders:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012

Net income attributable to common stockholders	$10,356	$96,532	$23,004	$122,683
Adjustments:
Interest expense–net	5,370	7,283	15,438	21,047
Income tax expense (benefit)	5,292	(85,310)	11,967	(74,410)
Depreciation and amortization	8,745	9,211	25,767	28,010
Stock-based compensation expense	1,648	1,883	4,894	5,419
Net income attributable to noncontrolling interest	—	827	659	2,164
Restructuring and other charges	1,454	5,374	4,263	8,964
Loss on extinguishment of debt and refinancing fees	—	—	4,256	—
Executive officer separation	—	—	7,000	—
Other	147	(76)	251	(75)
Total adjustments	22,656	(60,808)	74,495	(8,881)
Adjusted EBITDA	$33,012	$35,724	$97,499	$113,802

Results of operations

The following table presents our consolidated results of operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012:

Three months ended September 30,			Increase/ (Decrease)	% Increase/ (Decrease)
(In thousands)	2013	2012

Net sales	$262,832	$277,401	$(14,569)	(5.3)%
Cost of goods sold	210,600	222,592	(11,992)	(5.4)%
Gross profit	52,232	54,809	(2,577)	(4.7)%
Selling, general, and administrative expenses	29,760	30,103	(343)	(1.1)%
Restructuring and other charges	1,454	5,374	(3,920)	(72.9)%
Operating income	21,018	19,332	1,686	8.7%
Interest expense–net	5,370	7,283	(1,913)	(26.3)%
Income before income taxes	15,648	12,049	3,599	29.9%
Income tax expense (benefit)	5,292	(85,310)	90,602	(106.2)%
Net income	10,356	97,359	(87,003)	(89.4)%
Less net income attributable to noncontrolling interest	—	827	(827)	(100.0)%
Net income attributable to common stockholders	$10,356	$96,532	$(86,176)	(89.3)%

Net sales

Net sales decreased by $14.6 million, or 5.3%, to $262.8 million for the three months ended September 30, 2013, from $277.4 million for the same period in 2012. The decline in net sales was driven by decreasing volume in original equipment, light vehicle aftermarket, and hybrid. This was partially offset by favorable foreign currency translation of $1.2 million.

Net sales of new starters and alternators to OEMs in the three months ended September 30, 2013 decreased in light vehicle products which was offset by an increase in commercial vehicle products. Net sales of light vehicle starters and alternators to OEMs were $85.4 million in the three months ended September 30, 2013, a $4.9 million, or 5.4%, decrease compared to $90.3 million in the same period in 2012. These reductions are mainly driven by the end of certain North American programs offset by new programs and growth in China. Net sales of commercial vehicle starters and alternators were $67.7 million in the three months ended September 30, 2013, a $1.8 million, or 2.7%, increase compared to $65.9 million in the same period in 2012 driven primarily by an increase in OES sales. We also sold $2.7 million of hybrid electric motors to OEMs in the three months ended September 30, 2013, as compared to $6.1 million in the same period in 2012.

Net sales of light vehicle products to aftermarket customers were $80.1 million in the three months ended September 30, 2013, a $6.9 million, or 7.9% decrease from $87.0 million in the same period in 2012. The decrease is primarily a result of decreased volume as we experienced strong orders from our retail customers during the quarter ended September 30, 2012. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $16.4 million in the third quarter of 2013, a decrease of $0.8 million, or 4.7% from $17.2 million in the third quarter of 2012.

Net sales of remanufactured locomotive power trains and multi-line products, which consist of a small volume of remanufactured steering gear and brake calipers that we sell in Europe to aftermarket customers, were $10.5 million in the three months ended September 30, 2013, a $0.4 million, or 3.7% decrease from the same period in 2012.

Cost of goods sold

Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold was $210.6 million in the three months ended September 30, 2013 and $222.6 million in the three months ended September 30, 2012, a decrease of $12.0 million, or 5.4%. The decrease was mainly due to lower volumes consistent with the decrease in net sales. Cost of goods sold as a percentage of net sales slightly decreased during the three months ended September 30, 2013 to 80.1%, from 80.2% in 2012.

Gross profit

As a result of the above changes in net sales and cost of goods sold, gross profit as a percentage of net sales remained consistent at 19.9% for the three months ended September 30, 2013 as compared to 19.8% for the three months ended September 30, 2012.

Selling, general and administrative expenses

For the three months ended September 30, 2013, selling, general and administrative expenses, or SG&A, was $29.8 million, which represents a decrease of $0.3 million, or 1.1%, from SG&A of $30.1 million for the three months ended September 30, 2012. The decrease is primarily due to continued cost savings initiatives versus the same period in 2012.

Restructuring and other charges

Restructuring and other charges, including fixed asset impairments, decreased by $3.9 million, to $1.5 million for the three months ended September 30, 2013 compared to $5.4 million for the same period in 2012. The restructuring expense for the three months ended September 30, 2013 primarily related to ongoing efforts to manage our cost structure including reductions in force in connection with our Chinese and North American restructuring efforts. The restructuring charges during the three months ended September 30, 2012 consisted of termination benefits of $3.0 million and fixed asset impairment charges of $2.3 million primarily related to the announced closure of our Mezokovesd, Hungary facility.

Interest expense–net

Interest expense–net decreased by $1.9 million from $7.3 million for the three months ended September 30, 2012 to $5.4 million in the same period in 2013. The decrease is primarily due to a decrease in our interest rate on debt from 6.25% in 2012 to 4.25% in 2013 due to the refinancing of the Term B loan on March 5, 2013.

Income tax expense (benefit)

Income tax expense increased by $90.6 million to $5.3 million for the three months ended September 30, 2013 from an income tax benefit of $85.3 million for the same period in 2012. We incurred lower tax expense in 2012 due to the reversal of an $84.7 million valuation allowance on our deferred tax assets balance in the United States in the third quarter of 2012.

Net income attributable to common stockholders

Our net income attributable to common stockholders for the three months ended September 30, 2013 was $10.4 million as compared to $96.5 million for the three months ended September 30, 2012, for the reasons described above.

As previously disclosed, during the second quarter of 2013, we acquired the remaining 49% noncontrolling ownership interest of our majority-owned Chinese joint venture, Remy Hubei Electric Co. Ltd. ("REH"). See Note 21 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

The following table presents our consolidated results of operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

Nine months ended September 30,			Increase/ (Decrease)	% Increase/ (Decrease)
(In thousands)	2013	2012

Net sales	$826,908	$865,282	$(38,374)	(4.4)%
Cost of goods sold	664,996	686,943	(21,947)	(3.2)%
Gross profit	161,912	178,339	(16,427)	(9.2)%
Selling, general, and administrative expenses	102,325	97,891	4,434	4.5%
Restructuring and other charges	4,263	8,964	(4,701)	(52.4)%
Operating income	55,324	71,484	(16,160)	(22.6)%
Interest expense–net	15,438	21,047	(5,609)	(26.6)%
Loss on extinguishment of debt and refinancing fees	4,256	—	4,256	*
Income before income taxes	35,630	50,437	(14,807)	(29.4)%
Income tax expense (benefit)	11,967	(74,410)	86,377	(116.1)%
Net income	23,663	124,847	(101,184)	(81.0)%
Less net income attributable to noncontrolling interest	659	2,164	(1,505)	(69.5)%
Net income attributable to common stockholders	$23,004	$122,683	$(99,679)	(81.2)%
*Not meaningful

Net sales

Net sales decreased by $38.4 million or 4.4%, to $826.9 million for the nine months ended September 30, 2013, from $865.3 million for the same period in 2012. This reduction was due to unfavorable unit volume and product mix in original equipment and hybrid. This decrease was partially offset by favorable aftermarket unit volume and favorable foreign currency translation of $2.5 million compared to the same period in 2012.

Net sales of new starters and alternators to OEMs in the nine months ended September 30, 2013 decreased in both light vehicle and commercial vehicle products. Net sales of light vehicle starters and alternators to OEMs were $281.6 million in the nine months ended September 30, 2013, a $18.2 million, or 6.1%, decrease compared to $299.8 million in the same period in 2012. Net sales of commercial vehicle starters and alternators to OEMs were $204.6 million in the nine months ended September 30, 2013, a $3.2 million, or 1.5%, decrease compared to $207.8 million in the same period in 2012. These reductions are mainly due to volume decreases as U.S. commercial markets and certain North American programs that ended in late 2012. We also sold $13.2 million of hybrid electric motors to OEMs in the nine months ended September 30, 2013, as compared to $28.6 million in the same period in 2012.

Net sales of light vehicle products to aftermarket customers were $243.8 million in the nine months ended September 30, 2013, a $3.2 million, or 1.3% increase from $240.6 million in the same period in 2012. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $52.6 million in 2013, a decrease of $3.0 million, or 5.4% from $55.6 million in 2012.

Net sales of remanufactured locomotive power trains and multi-line products, which consist of a small volume of remanufactured steering gear and brake calipers we sell in Europe, to aftermarket customers were $31.1 million in the nine months ended September 30, 2013, a $1.8 million, or 5.5% decrease from $32.9 million in 2012.

Cost of goods sold

Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold was $665.0 million in the nine months ended September 30, 2013 and $686.9 million in 2012, a decrease of $21.9 million, which was consistent with the decrease in net sales. Cost of goods sold as a percentage of net sales increased during the nine months ended September 30, 2013 to 80.4% from 79.4% for 2012.

Gross profit

As a result of the above, gross profit as a percentage of sales declined to 19.6% for the nine months ended September 30, 2013 from 20.6% for 2012.

Selling, general and administrative expenses

For the nine months ended September 30, 2013, selling, general and administrative expenses, or SG&A, was $102.3 million, which represents an increase of $4.4 million, or 4.5%, from SG&A of $97.9 million in 2012. The increase is primarily related to a one-time charge representing a $7.0 million lump sum cash payment made to our former President and Chief Executive Officer pursuant to the terms of a Transition, Noncompetition and Release Agreement effective February 28, 2013, partially offset by continued cost savings initiatives versus the same period in 2012.

Restructuring and other charges

Restructuring and other charges, including fixed asset impairments, decreased by $4.7 million, to $4.3 million for the nine months ended September 30, 2013 compared to $9.0 million for 2012. The restructuring charges in the nine months ended September 30, 2013 related to the ongoing activities of the closure of our Mezokovesd, Hungary facility which commenced in the third quarter 2012 and other operational restructuring efforts, including reductions in force in our Chinese and North American facilities, and lease termination costs. The restructuring charges during the nine months ended September 30, 2012 consisted of termination benefits of $4.5 million, other exit costs of $0.4 million, and fixed asset impairment charges of $2.3 million primarily related to the closure of our Matehuala, Mexico facility in the second quarter of 2012 and closure of our Mezokovesd, Hungary as mentioned previously. In addition, during the second quarter of 2012, we also engaged a consulting firm to assist in the analysis of the North America operations resulting in other charges of $1.8 million.

Interest expense–net

Interest expense–net decreased by $5.6 million, from $21.0 million, for the nine months ended September 30, 2012 to $15.4 million in the nine months ended September 30, 2013. The decrease is primarily due to a decrease in our interest rate on debt from 6.25% in 2012 to 4.25% in 2013 due to the refinancing of the Term B loan on March 5, 2013. Additionally, this decrease was due to favorable gains in the fair value of our non-designated interest rate swap hedge in 2013 resulting in lower interest expense by $1.4 million.

Loss on extinguishment of debt and refinancing fees

Loss on extinguishment of debt and refinancing fees was $4.3 million for the nine months ended September 30, 2013, as a result of the refinancing of our Term B Loan syndication during the first quarter of 2013. No amounts were recorded during 2012.

Income tax expense (benefit)

Income tax expense increased by $86.4 million, to $12.0 million, for the nine months ended September 30, 2013 from income tax benefit of $74.4 million for the same period in 2012. As mentioned previously, the change was due primarily to the reversal of an $84.7 million valuation allowance on our deferred tax assets balance during the third quarter of 2012.

Net income attributable to common stockholders

Our net income attributable to common stockholders for the nine months ended September 30, 2013 was $23.0 million as compared to $122.7 million for the nine months ended September 30, 2012, for the reasons described above.

As previously disclosed, during the second quarter of 2013, we acquired the remaining 49% noncontrolling ownership interest of our majority-owned Chinese joint venture, Remy Hubei Electric Co. Ltd. ("REH"). See Note 21 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

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

As of September 30, 2013, we had cash and cash equivalents on hand of $81.0 million representing a $30.7 million decrease compared to the $111.7 million cash and cash equivalents on hand as of December 31, 2012. Total liquidity as of September 30, 2013, including cash on hand, availability under the ABL First Amendment, and availability under short-term debt credit facilities, was $168.9 million.

Cash flows

The following table shows the components of our cash flows for the periods presented:

Nine months ended September 30,
(In thousands)	2013	2012

Net cash provided by (used in):
Operating activities before changes in operating assets and liabilities	$55,660	$74,843
Changes in operating assets and liabilities	(40,323)	(35,851)
Operating activities	15,337	38,992
Investing activities	(16,809)	(16,951)
Financing activities	(29,482)	(19,188)

Cash flows-Operating activities

Cash provided by operating activities was $15.3 million versus $39.0 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in operating cash flows was primarily a result of the decrease in net income as discussed above.

During 2013, changes in operating assets and liabilities resulted in a negative cash flow of $40.3 million, primarily related to the increase in working capital. Accounts receivable and inventory increased in order to support our North American aftermarket customers and set up of our new Wuhan, China facility. We manage our working capital by monitoring key metrics principally associated with inventory, accounts receivable and accounts payable. In addition, we made a $7.0 million lump sum cash payment to our former President and Chief Executive Officer pursuant to the terms of a Transition, Noncompetition and Release Agreement during the nine months ended September 30, 2013.

Cash flows-Investing activities

Cash used in investing activities for the nine months ended September 30, 2013 and 2012 was $16.8 million and $17.0 million, respectively, which primarily consisted of purchases of property, plant and equipment. In addition, we also did not receive any government proceeds related to our capital expenditures from the DOE grant funding in the nine months ended September 30, 2013. As mentioned previously, we completed the first phase of the grant in 2012 and have not pursued the second phase. On July 10, 2013, we formally notified the DOE that we have elected not to pursue the second phase of the grant.

Cash flows-Financing activities

Cash used in financing activities for the nine months ended September 30, 2013 was $29.5 million, representing a $10.3 million increase over the $19.2 million cash used in financing activities for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we refinanced our existing Term B Loan and Amended and Restated Term B Loan Credit Agreement, and received net proceeds of $10.5 million offset by deferred financing fees of $3.5 million. Our Board of Directors started declaring quarterly dividends in May 2012, therefore, dividend payments during 2013 were higher as a result of payments made in three quarters compared to two quarters during the nine months ended September 30, 2012.

As mentioned previously, during the nine months ended September 30, 2013, we acquired the remaining 49% ownership interest in our Chinese subsidiary REH for $14,628,000, consisting of cash payment of $8,107,000 and dividends declared to the noncontrolling interest holder in excess of their ownership percentage of $6,521,000. We also repurchased more shares of our common stock during the nine months ended September 30, 2013 to satisfy tax withholding obligations of participants under our stock-based compensation programs.

Debt and Capital Structure

First Amendment to ABL Revolver Credit Agreement

On March 5, 2013, we entered into the ABL First Amendment to extend the maturity date of the ABL from December 17, 2015 to September 5, 2018 and reduce the borrowing rate. The ABL First Amendment bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL First Amendment maintains the current availability at $95.0 million, but may be increased, under certain circumstances, by $20.0 million. The ABL First Amendment is secured by substantially all domestic accounts receivable and inventory. At September 30, 2013, the ABL First Amendment balance was zero. Based upon the collateral supporting the ABL First Amendment the amount borrowed, and the outstanding letters of credit of $2.9 million, there was additional availability for borrowing of $70.2 million on September 30, 2013. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL First Amendment. There were no borrowings under the ABL First Amendment during the three and nine months ended September 30, 2013.

Amended and Restated Term B Loan Credit Agreement

On March 5, 2013, we entered into a $300.0 million Amended and Restated Term B Loan to refinance the existing $287.0 million Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the borrowing rate. The Amended and Restated Term B Loan bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3% per annum with an original issue discount of $750,000. The Amended and Restated Term B Loan also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Amended and Restated Term B Loan is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL First Amendment. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Amended and Restated Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At September 30, 2013, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%. As a result of the refinancing of our Term B Loan syndication, we recorded a loss on extinguishment of debt and refinancing fees of $4.3 million during the quarter ended March 31, 2013.

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

The agreement that governs our senior secured revolving credit facility contains a number of covenants, including financial covenants, that would impact our ability to borrow on the facility if not met. These covenants include restrictive covenants that restrict, among other things, the ability to incur additional indebtedness and pay cash dividends on our common stock. The facility also includes customary events of default, including breach of covenant and cross-defaults to certain other debt. As of September 30, 2013, we were in compliance with all of our covenants.

Non-U.S. borrowing arrangements

At September 30, 2013, our subsidiaries outside the U.S. also had various uncommitted credit facilities, of which $17.7 million was not utilized. We expect that these additional facilities will be drawn on from time to time for normal working capital purposes and to fund capital expenditures in support of operations and planned expansions in certain regions. See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our short term debt.

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

Contractual obligations

There were no material changes to our long-term contractual obligations during the nine months ended September 30, 2013, other than our obligations related to our long-term debt refinancing. For further description of our long-term debt refinancing, see Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

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

Critical accounting policies and estimates

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Actual amounts could differ significantly from these estimates. See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a summary of the significant accounting policies and methods used in the preparation of our unaudited condensed consolidated financial statements. A detailed description of our significant accounting policies is included in Note 2 to our audited consolidated financial statements included in our Annual Report for Form 10-K for the year ended December 31, 2012. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2013.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative information about our market risks from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our President and Chief Executive Officer (principal executive officer) and our Sr. Vice President, Chief Financial Officer and Treasurer (principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2013. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2013.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1.Legal Proceedings
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

Item 6.    Exhibits

Exhibit Index

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-8	EX-3.1	2/14/2013
3.2	Amended and Restated Bylaws, as currently in effect	S-8	EX-3.2	2/14/2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema Document				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				X

If applicable, management contracts and compensatory plans or arrangements are designated with “*”.
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

Remy International, Inc.
(Registrant)

Date: October 29, 2013	By: /s/ Fred Knechtel

Fred Knechtel
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)