Form 10-K
period 2013-12-31
REMY INTERNATIONAL, INC.
filed 2014-02-27
CIK 1046859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File No. 001-13683
Remy International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-1909253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Corporation Drive
Pendleton, Indiana 46064
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting common stock held by non-affiliates (14,138,511 shares) of the registrant was $262.6 million based on the closing stock price of $18.57 as reported on the NASDAQ Stock Market on June 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter).
Number of shares of the registrant’s common stock outstanding as of February 18, 2014: 32,148,470
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions, as expressly described in this report, of the registrant’s Definitive Proxy Statement on Schedule 14A for the fiscal year ended December 31, 2013 are incorporated herein by reference into Part III, Items 10-14. The registrant's Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2013.

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

Part I

Item 1.         Business

We are a global market leader in the design, manufacture, remanufacture, marketing and distribution of non-discretionary, rotating electrical components for light and commercial vehicles for original equipment manufacturers, or OEMs, and the aftermarket. We sell our products worldwide primarily under the well-recognized “Delco Remy,” “Remy”, “World Wide Automotive” and "USA Industries" brand names, as well as our customers' well-recognized private label brand names. For the year ended December 31, 2013, we generated net sales of $1.1 billion, net income attributable to common stockholders of $39.7 million and adjusted EBITDA of $136.4 million, representing 12.2% of our 2013 net sales. For the year ended December 31, 2012, we generated net sales of $1.1 billion, net income attributable to common stockholders of $138.6 million, due to a release of a valuation allowance of $89.4 million, and adjusted EBITDA of $153.5 million, representing 13.5% of our 2012 net sales. For additional information about our financial position and results of operations, including domestic and international revenues, as well as our long-lived assets, total assets and stockholders' equity, see the notes to our consolidated financial statements included in Part II, Item 8 of this Form 10-K. We were incorporated in the State of Delaware in 1993, and on December 13, 2012 we completed our initial public offering and became a publicly traded company. Our common stock is traded on The NASDAQ Stock Market, LLC under the ticker symbol "REMY". We manage our business and operate in a single reportable segment.

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

Our principal products include starter motors, alternators, multi-line products and hybrid electric motors. Our starters and alternators are used globally in gasoline, diesel, natural gas and alternative fuel engines for light vehicle, commercial vehicle, industrial, construction and agricultural applications. We also design, develop and manufacture hybrid electric motors that are used in both light and commercial vehicles including construction, public transit and agricultural applications. These include both pure electric applications as well as hybrid applications, where our electric motors are combined with traditional gasoline or diesel propulsion systems. While the market for these systems is in early stages of development, our technology and capabilities are ideally suited for this growing product category. We also sell new and remanufactured multi-line products which consists of steering gears, brake calipers, and constant velocity ("CV") axles for light and commercial vehicle applications in Europe and North America.

We sell new starters, alternators and hybrid electric motors to U.S. and non-U.S. original equipment manufacturers ("OEMs") for factory installation on new vehicles. We sell remanufactured and new starters, alternators and multi-line products to aftermarket customers, mainly retailers in North America, warehouse distributors in North America, South America and Europe and OEMs globally for the original equipment service, or OES. As a leading remanufacturer, we obtain used starters and alternators, which we refer to as cores, that we disassemble, clean, combine with new subcomponents and reassemble into saleable, finished products, which are tested to meet OEM requirements. We have captured leading positions in many key markets by leveraging our global reach and established customer relationships.

We believe there are benefits to serving both original equipment, or OE, and aftermarket customers. Our OE market is driven by new vehicle production. Aftermarket demand is more stable given that our aftermarket products are used for non-discretionary repairs. We believe aftermarket demand remains relatively flat in periods of decreasing OEM sales volumes as customers look to extend the service lives of their existing vehicles by purchasing aftermarket replacement parts rather than new vehicles. This aftermarket demand stabilizes the variability of our OE sales. Our aftermarket and remanufacturing knowledge regarding product reliability allows us to regularly update and enhance new product specifications in our OE and new-build aftermarket channels. Our expertise in OE product design allows us to bring components to the aftermarket quickly and efficiently, which enhances our brands, giving us a competitive advantage.

We operate a global, low-cost manufacturing and sourcing network capable of producing technology-driven products. Our 15 primary manufacturing and remanufacturing facilities are located in eight countries, including Brazil, Canada, China, Hungary, Mexico, South Korea and Tunisia. We have four manufacturing facilities in the United States which support a portion of our hybrid electric motor assembly, locomotive remanufacturing operations, and rotating electrics and multi-line product remanufacturing. None of these U.S. manufacturing facilities are unionized. Our low-cost strategy results in direct labor costs of 2% of net sales. Our global network of manufacturing facilities employs common tools and processes to drive efficiency improvements and reduce waste. We can shift capacity between operations to minimize costs to adapt to changes in demand, raw material costs and exchange and transportation rates. Because of our established presence and available capacity throughout the world, we are well-positioned for growth with minimal incremental investment. See "Item 1A. Risk Factors--Our global operations subject us to risks and uncertainties" and Note 2 and Note 20 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

We sell our products globally through an extensive distribution and logistics network. We employ a direct sales force that develops and maintains sales relationships directly with global OEMs, OE dealer networks, commercial vehicle fleets, North American retailers and warehouse distributors around the world. Additionally, we utilize sales representatives in support of our direct sales force. We have a broad customer base, as illustrated below.

We enhance our technology and expand our product lines by investing in new product development and ongoing research. Our OE customers continue to increase their requirements for power, durability and reliability, as well as for increased fuel-efficiency and mechanical and electrical noise reduction. We have over 300 engineers focused on design, application and manufacturing. These engineers work in close collaboration with customers and have a thorough understanding of our product application. Our engineering efforts are designed to create value through innovation, new product features and aggressive cost control. Our 110+ years of expertise in rotating electrical components led to the development of our hybrid electric motor capabilities, a natural extension of our products. Our prior experience in manufacturing process development has provided us with significant, proprietary know-how in hybrid electric motor manufacturing.

We are well-positioned for strong and stable growth, both organically and through opportunistic acquisitions, due to our balanced portfolio of products, strong brand names, focus on new technologies, strategic global footprint and market expertise. These strengths have contributed to our solid operating margins and cash flow profile. During 2013, we refinanced our debt which extended our debt maturities, reduced our future interest payments and accessed substantial liquidity to execute our strategic plans. Our strengthened balance sheet now provides us with greater ability to reinvest in our business and pursue growth opportunities, including acquisitions.

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

According to IHS Global Insight, global light vehicle production is forecasted to grow from 84.0 million units in 2013 to 98.7 million units in 2017. In addition, global commercial vehicle production is forecasted to grow from 3.3 million units in 2013 to 4.0 million units in 2017.

Demand for alternators.    Overall electrical power requirements have risen as OEMs introduce additional electronics in new vehicles, such as new safety, control, communication and entertainment features and emission control technology in heavy vehicles. We believe OEMs will continue to demand more efficient, more powerful yet durable alternators as electronic vehicle content continues to grow.

Increased deployment of start-stop technology starters. Start-stop technology is designed to shut a vehicle's engine off when it is stopped and rapidly restart it when the driver releases the brake pedal before accelerating.  The two primary benefits of start-stop technology are improved fuel economy and greenhouse gas reduction.  Various start-stop technologies are estimated to improve fuel economy by 3-12%.   Currently there are two competing technologies--Belt Alternator Starter (BAS) and Starter Based Start Stop (SBSS).  According to IHS Global Insight, start-stop technology is forecasted to more than double by 2017, growing from 13.9 million units in 2013 to 35.6 million units in 2017.

OE platform standardization and globalization.    Increasingly, OEMs are requiring that their suppliers establish global production capabilities to meet their needs in local markets as they expand internationally and increase platform standardization. We believe our global proximity to customer production will be increasingly valuable.

Aftermarket

Aftermarket demand is based on the need for replacement vehicle parts. Vehicle parts may need to be replaced due to age or failure based on the level of usage and the overall quality and durability of the original part. However, improvements in product quality generally lower the replacement rate for aftermarket products. The aftermarket in mature markets differs from that in growing markets. In North America and Europe, there is a well-established aftermarket, with numerous distribution channels for replacement parts. In the U.S. market, there has also been a growing trend for retail distributors to work directly with installers. However, in growing markets, such as China, parts are generally repaired in individual repair shops. There is potential for significant growth as these markets mature. Additionally, we believe the ability to utilize current distribution channels in North American to expand our remanufactured multi-line product offerings will provide additional growth opportunities.

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

Our competitive strengths

We believe the following competitive strengths enable us to compete effectively in our industry:

Leading market position and strong brand recognition.    We hold strong market and production positions in North America, Europe, South Korea and China. Our leading market position was established through 100 years of experience delivering superior service, quality and product innovation under the well-recognized brand names, “Delco Remy,” “Remy” and “World Wide Automotive.” In recent years, we have received a number of awards in recognition of our merits, from customers, suppliers and industry associations.

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

Global, low-cost manufacturing, distribution and supply-chain.    Our efficient manufacturing capabilities lower costs and address OEMs' engineering requirements. We are well-positioned for continued growth and protected by significant barriers to entry from suppliers who cannot support OEMs on a global scale. We have limited manufacturing activity in the United States for rotating electric, multi-line products, hybrid electric motors and our locomotive power assembly remanufacturing operations.

Strong operating margins and cash flow profile.    We believe our operating margins and cash flow from operations provide financial flexibility and enable us to reinvest capital in our business for growth. Our base business, other than our hybrid electric motors, requires low levels of capital expenditures of approximately 1% to 2% of our net sales.

Our strategy

It is our goal to be the leading global manufacturer and remanufacturer of starters and alternators, yielding superior financial returns. Further, we seek to be a leading participant in the production of hybrid electric motors and utilize our distribution network to supply complimentary aftermarket products. We believe the competitive strengths described above provide us with significant opportunities for future growth in our industry. Our strategies for capitalizing on these opportunities include the following:

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

Expand manufacturing for growth markets in Asia and South America.    We have a significant presence in high-growth markets such as China, South Korea and Brazil and are committed to further investment in these regions. We have two wholly-owned operations in China. China produces more commercial diesel engines and vehicles than any other country in the world. During 2013, we invested in our manufacturing and engineering facility in Wuhan, China. All production lines should be fully installed by the end of the first quarter of 2014. The manufacturing facility more than doubles our China production capacity to 4 million alternators and 1 million starters. The engineering laboratory is fully commissioned to support our Chinese customer requirements.

Continue to invest in hybrid electric motors for commercial vehicles.    We are committed to grow in the hybrid electric motor market. We are the leading non-OEM producer of hybrid electric motors in North America. We intend to focus primarily on commercial vehicle applications, which include trucks, buses, off-road equipment and military vehicles, where power density and torque density are primary considerations. With an emphasis on commercial vehicle and specialty applications, we have several vehicle projects in various stages of development. Since 2009, we have signed a number of long-term supply agreements for commercial vehicle applications.

Leverage benefits of having both an OE and aftermarket presence.    Our aftermarket channel has access to the latest technology developed by our OE channel. As a result, we are able to provide our aftermarket customers with new products faster than competitors. Our aftermarket presence provides our OE business with useful knowledge regarding long-term product performance and durability. We use this aftermarket knowledge to regularly update and enhance new product offerings in our OE market.

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

In June 2013, we acquired the remaining 49% of the Remy Hubei Electric Co. Ltd. ("REH") joint venture. The acquisition will provide a very strong base to satisfy the growing demand for both passenger and commercial vehicle manufacturers in China.

On January 13, 2014, we announced the acquisition of substantially all assets of United Starters and Alternators Industries, Inc. ("USA Industries") a Bay Shore, New York manufacturer, remanufacturer, and distributor of starters, alternators, CV axles, and disc brake calipers for the light-duty aftermarket. The acquisition allows us to leverage our distribution channels to enhance our rotating electrics portfolio and expand beyond our core rotating electric products. USA Industries has an outstanding reputation with strong product distribution and a diverse product line.

Products

We produce a broad range of new starters and alternators for both light and commercial vehicles. We also manufacture electric traction motors used for electric and hybrid vehicle applications. We produce a diverse array of remanufactured starters and alternators as well. Finally, we remanufacture power assemblies for locomotive diesel engines, and sell a remanufactured multi-line products including steering gear and brake calipers for light vehicles in Europe. Our recent acquisition of USA Industries expands our multi-line product capabilities to North America.

Starters

We produce a wide range of starters for global applications ranging from small cars to industrial engines and the largest mining trucks and locomotives. We make two types of starters: traditional straight drive starters and more technologically advanced gear reduction starters. Gear reduction starters offer greater output at lower weight than comparable straight drive designs. Reduced component weight is extremely important to OEMs, as total vehicle weight is a critical factor for fuel economy. Straight drive starters are used to produce the high torque and power required to start very large displacement engines used in off-highway trucks, tanks and locomotives.

Some vehicles use a “start/stop” technology, in which the engine automatically shuts down while the vehicle is stopped rather than idling, and then a power source assists the engine in restarting when the vehicle departs. This approach, which is sometimes referred to as “mild hybrid,” helps meet strict fuel efficiency and CO2 emission regulations. We developed a starter-based start/stop product and launched the product with Hyundai in 2011. We continue to develop additional automotive and commercial vehicle offerings. In small displacement engines, like those in wide use in light vehicles in Asia, the alternator can be used as the “mild hybrid” power source rather than a starter.

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

Commercial vehicles

The increased power demand for components in commercial vehicles, and technologies designed to reduce engine emissions, is resulting in higher electrical load requirements. Our product offerings include high-output alternators designed to meet these increasing load demands. These industry changes are also resulting in higher under-hood temperatures and increased vibration. Our products are designed to operate at higher temperatures and provide increased durability. We launched a unit which is 10% smaller and operates at a significantly higher temperature (125ºC) than any other unit on the market. Our experience in designing alternators for both light vehicles and commercial vehicles enables us to apply advances made in one vehicle class to others and generates a volume benefit by the ability to share internal components across vehicle classes.

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

Remanufactured products

We offer a diverse array of remanufactured starters and alternators for light vehicles. These products include substantially all makes and models of domestic and imported starters and alternators. For commercial vehicles, our remanufactured starters and alternators are predominantly products that we originally manufactured. We also remanufacture power assemblies for locomotive diesel engines and multi-line products, such as steering gear and brake calipers for light vehicles in Europe. Our recent acquisition of USA Industries expands this capability and product lines for North America.

Starter and alternator technology continues to evolve. We can introduce new models of remanufactured starters and alternators faster than others because we have often made the original product. We also bring our knowledge of advances in technology to bear in remanufacturing products originally made by others.

Customers and distribution channels

Our customer base includes global light and commercial vehicle manufacturers and a large number of retailers, distributors and installers of automotive aftermarket parts. Our credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. We conduct a significant amount of business with GM, Hyundai Motor Company ("Hyundai") and three large automotive parts retailers. Net sales to these customers in the aggregate represented 48.3%, 50.1%, and 49.1% of our net sales for the years ended December 31, 2013, 2012, and 2011, respectively.

GM represents our largest customer and accounted for approximately 16.2%, 20.7%, and 20.7% of our net sales for the years ended December 31, 2013, 2012, and 2011, respectively. Net sales to Hyundai accounted for approximately 10.4%, 8.8%, and 7.9% of our net sales for the year ended December 31, 2013, 2012, and 2011, respectively.

OEMs

Our OEM customers include a broad range of global light vehicle producers around the world. GM is our largest OEM customer for light vehicle products, evenly split between North America and the rest of world. Hyundai is our fastest growing OEM customer. It is gaining market share globally, and we have been gaining market share within Hyundai. We are currently their largest supplier of starters and are growing our share of their alternator business. Other notable light vehicle customers include DPCA (Dongfeng Peugeot Citroen Automobile), Geely and BYD. Our goal is to expand our customer base and grow with customers who are growing, including Hyundai and other Asian customers.

Principal commercial vehicle OEM customers include Daimler, Caterpillar, Navistar, Volvo/Mack, and Cummins. This mix provides a balance between on-highway trucks and off-highway applications. We also have very strong brand recognition and traditional relationships with the leading operators of commercial vehicle fleets. These fleets will often specify Delco Remy parts as required equipment on their new vehicle purchases from OEMs, and will in many cases purchase upgrades that we offer for increased durability and longer service life as premium options. Currently, our commercial vehicle OEM sales are primarily in North and South America, although we have a growing share in Asia and Europe that we are seeking to expand.

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

In Europe, we sell aftermarket products through the OES and warehouse distribution channel. Retail distribution is less developed in Europe than in North America.

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

Manufacturing and facilities

We operate a global, low-cost manufacturing and sourcing network capable of producing technology-driven products. Our 15 primary manufacturing and remanufacturing facilities are located in eight countries, including Brazil, China, Hungary, Mexico, South Korea, Tunisia, Canada and the United States. We have four manufacturing facilities in the United States which support a portion of our hybrid electric motor assembly, locomotive remanufacturing operations, and rotating electrics and multi-line product remanufacturing. None of these U.S. manufacturing facilities are unionized. Our low-cost strategy results in direct labor costs of 2% of net sales. Our global network of manufacturing facilities employs common tools and processes to drive efficiency improvements and reduce waste. We can shift capacity between operations to minimize cost to adapt to changes in demand, raw material costs and exchange and transportation rates. Because of our established presence and available capacity throughout the world, we are well-positioned for growth with minimal incremental investment.

We have eight manufacturing facilities making new products for OE/OES customers, including two in Mexico, two in China, and one in each of Brazil, South Korea, Hungary and Anderson, Indiana. These modern facilities utilize a flexible cell-based manufacturing approach for production lines for improved flexibility and efficiency in both low- and high-volume production runs. Each operation within a cell is optimized to ensure one-piece flow and other lean operational concepts. Cell manufacturing allows us to match production output better to variable customer requirements while reducing inventory and improving quality. The effectiveness of our approach was tested and proven in the recent market downturn and subsequent recovery. Our distribution facility for these products in North America is in Laredo, TX. During 2013, we completed the closure of our operations in our Mezokovesd, Hungary facility.

We produce our remanufactured starters and alternators for sale in North America in two facilities in the United States and two facilities in Mexico. For Europe, our remanufactured starters and alternators are made in factories in Tunisia and Hungary. We source our new products for aftermarket sales through third parties, primarily in Asia and from our own manufacturing operations. Our distribution, engineering and administration facilities for these products are in Edmond, Oklahoma for North America and in Brussels for Europe. In addition, we have four distribution centers in the United States and one in Canada. We have remanufacturing of locomotive power assemblies in Peru, Indiana and Winnipeg, Canada.

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

In all our operations, we use frequent communication meetings at all levels of the organization to provide training and instruction, as well as to assure a cohesive, focused effort toward common goals which has proven to be a key element of our recent success. All of our manufacturing facilities are TS certified (a quality and process certification that is a prerequisite for supplying most OEMs). Remy received numerous supplier quality and performance awards.

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

For additional information on research and development activities, see Note 2 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Foreign operations

Information about our foreign operations is set forth in tables relating to geographic information in Note 20 of notes to consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Employees

As of December 31, 2013, we employed 6,605 people, of which 1,524 were salaried and administrative employees and 5,081 were hourly employees. We had 901 of our employees based in the United States. Our employees represented by trade unions were approximately 3,702, or 56% of our employees in five countries. Efforts to organize labor unions at facilities that are not currently unionized may be commenced at any time; however, we are not aware of any current efforts. We believe that our relations with our employees are satisfactory.

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

Available Information
Our website is http://www.remyinc.com. We make available on this website, free of charge, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents and amendments to those documents that we file with, or furnish to, the Securities and Exchange Commission (“SEC”) as soon as practicable after such reports or documents are filed or furnished. We also make available on our website our Corporate Governance documents including, but not limited to, our Code of Ethics and Business Conduct (and any amendments or waivers) and the written charters of each of the standing committees of the Board of Directors. All of these documents are also available to stockholders in print upon request. The information found on our website is not part of this or any other report.

All of our reports filed with or furnished to the SEC are also available via the SEC's website, http://www.sec.gov, or may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

In 2012 and 2013, roughly half of our net sales were to aftermarket customers. The average useful life of automotive parts has been steadily increasing in recent years due to improved quality and innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. Additional increases in the average useful life of automotive parts are likely to reduce the demand for our aftermarket products, which could materially harm our business, financial condition and results of operations.

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

We are also involved in various legal proceedings incidental to our business. See Note 21 of notes to consolidated financial statements included in Part II, Item 8 of this Form 10-K. There can be no assurance as to the ultimate outcome of any of these legal proceedings, and future legal proceedings may materially harm our business, financial condition and results of operations.

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

The majority of our sales are to automotive and heavy-duty OEMs, OEM dealer networks, automotive parts retail chains and warehouse distributors. We depend on a small number of customers with strong purchasing power. Our five largest customers represented 48% and 50% of our net sales for 2013 and 2012, respectively. GM, our largest customer, accounted for 16% and 21% of our net sales for 2013 and 2012, respectively. Net sales to Hyundai accounted for approximately 10% and 9% of our net sales for the years ended December 31, 2013 and 2012.

One or more of our top customers may cease to require all or any portion of the products or services we currently provide or may develop alternative sources, including their own in-house operations, for those products or services.

Customers may restructure, which could include significant capacity reductions or reorganization under bankruptcy laws. The loss of any of our major customers, reduction in their demand for our products or substantial restructuring activities by our major customers could materially harm our business, financial condition and results of operations. OE and OES customers accounted for 60% and 62% of our net sales for 2013 and 2012, respectively.

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

Some of our employees, a substantial number of the employees of our largest customers, the employees of our suppliers and the employees of other suppliers to the automotive industry are members of industrial trade unions and are employed under the terms of collective bargaining agreements. To our knowledge, 3,702 of our employees globally are represented by trade unions. Difficult conditions in the light and commercial vehicle industries and actions taken by us, our customers, our suppliers and other suppliers to address negative industry conditions may have the side effect of exacerbating labor relations problems, which could increase the possibility of work stoppages.

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

Any acquisition, business combination or joint venture that we engage in could present a variety of risks. These risks include, but are not limited to, the following:

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

We may enter into joint ventures in the future. Our interests may not always be aligned with the interests of our joint venture partners. For example, our partners may negotiate on behalf of customers of the joint venture for sales terms that are not in the best interest of the joint venture. Our joint venture partner could own a business that competes with the joint venture and our businesses. Accordingly, there may be a misalignment of incentives between us and our joint venture partners that could materially harm our business, financial condition and results of operations.

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

We have business and technical offices and manufacturing facilities in many countries, including Brazil, China, Hungary, Mexico, South Korea and Tunisia, which may have less developed political and economic environments than the United States. International operations are subject to certain risks inherent in conducting business outside the United States, including, but not limited to, the following:

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	agreements may be difficult to enforce and receivables may be difficult to collect through a foreign country's legal system;

•	foreign customers may have longer payment cycles;

•
foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose burdensome tariffs or adopt other restrictions on foreign trade or investment (such as repatriation restrictions or requirements, quotas, exchange controls and anti-dumping duties);

•	intellectual property rights may be more difficult to enforce in foreign countries;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	compliance with a variety of foreign laws and regulations may be difficult;

•	compliance with international tax laws may be burdensome and result in additional costs and possibly fines;

•	overlap of different tax structures may subject us to additional taxes;

•	changes in currency exchange rates;

•	export and import restrictions, including tariffs and embargoes;

•	shutdowns or delays at international borders;

•	more expansive rights of foreign labor unions;

•	nationalization, expropriation and other governmental action;

•	political and civil instability;

•	domestic or international terrorist events, wars and other hostilities;

•	laws governing international relations (including the Foreign Corrupt Practices Act and the U.S. Export Administration Act); and

•	global operations may strain our internal control over financial reporting or cause us to expend additional resources to keep those controls effective.

If certain of the risks described above were to occur, we may decide to shift some of our operations from one jurisdiction to another, which could result in added costs. If we acquire new businesses, we may be unable to effectively and quickly implement pre-existing controls and procedures intended to mitigate these uncertainties and risks. The longer supply chains resulting from global operations may also increase our working capital requirements. These uncertainties could materially harm our business, financial condition and results of operations. As we continue to expand our business globally, our success will partly depend on our ability to anticipate and effectively manage these and other risks.

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

As a result of our global presence, a significant portion of our net sales and expenses are denominated in currencies other than the U.S. dollar. We are accordingly subject to foreign currency risks and foreign exchange exposure. These risks and exposures include, but are not limited to, the following:

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

During the years ended December 31, 2013 and 2012, approximately 34% of our net sales in both years were transacted outside the United States. Fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency.

Historically, there have been extreme and unprecedented volatility in foreign currency exchange rates. These fluctuations may occur again and may impact our financial results. We cannot predict when, or if, this volatility will cease or the extent of its impact on our future financial results. Accordingly, exchange rate fluctuations may therefore materially harm our business, financial condition and results of operations.

Our future growth will be influenced by the adoption of hybrid and electric vehicles.

Our growth will be influenced by the adoption of hybrid and electric vehicles, and we are subject to the risk of any reduced demand for hybrid or electric vehicles. If customers do not adopt hybrid and electric vehicles, our business, financial condition and results of operations will be affected. The market for hybrid and electric vehicles is relatively new and rapidly evolving and is characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing customer demands and behaviors. Factors that may influence the adoption of hybrid and electric vehicles include, but are not limited to, the following:

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

Further, consistent with common industry practice, a majority of our aftermarket customers, including both large retail customers and smaller warehouse distributors, require us to agree to terms that reduce the customer's investment in inventory held for sale. These measures include extended payment terms for purchased inventory (often coupled with customer-supplied factoring arrangements), our supply of inventory without a cash deposit in respect of the cores included in the finished goods, and other arrangements. Participation in these initiatives requires us to incur factoring costs and to invest increased financial resources in cores. To the extent these demands increase in number and dollar volume, our financial condition and results of operations could suffer if our financing costs increase or we are unable to obtain adequate financing.

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

Our industry is characterized by companies that hold large numbers of patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. There are likely issued patents owned by third parties that may relate to technology used in our industry and to which we do not have licenses. From time to time, third parties may assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business. See Note 21 of notes to consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

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

We are involved in various litigation matters, and may, from time to time be involved in or the subject of governmental or regulatory agency inquiries or investigations. See Note 21 of notes to consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

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

We have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Goodwill, which represents the excess of reorganization value over the fair value of the net assets of the businesses acquired, was $271.4 million as of December 31, 2013, or 24.3% of our total assets. Other intangible assets, net, were $89.9 million as of December 31, 2013, or 8.0% of our total assets.

Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income. We are subject to financial statement risk if goodwill or other identifiable intangible assets become impaired. See Note 7 of notes to consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

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

Environmental and health-related requirements are complex, subject to change and have tended to become more and more stringent. Future developments could require us to make additional expenditures to modify or curtail our operations, install pollution control equipment or investigate and clean up contaminated sites. These developments may include, but are not limited to, the following:

•	the discovery of new information concerning past releases of hazardous substances or wastes;

•	the discovery or occurrence of compliance problems relating to our operations;

•	changes in existing environmental laws or regulations or their interpretation, or the enactment of new laws or regulations; and

•	more rigorous enforcement by regulatory authorities.

These events could cause us to incur various expenditures and could also subject us to fines or sanctions, obligations to investigate or remediate contamination or restore natural resources, liability for third party property damage or personal injury claims and the imposition of new permitting requirements and/or the modification or revocation of our existing operating permits, among other effects. These and other developments could materially harm our business, financial condition and results of operation. See “Business-Environmental regulation” under Part I, Item 1 of this Form 10-K.

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

A number of our directors and officers hold similar positions with our controlling stockholder, Fidelity National Special Opportunities, Inc., a subsidiary of Fidelity National Financial, Inc. or FNF, and certain of FNF's affiliates. For example, Douglas K. Ammerman is a director of the Company and is also a director of FNF. Similarly, William P. Foley, II, George P. Scanlon, Alan L. Stinson and Brent B. Bickett, who are also directors of the Company, serve as executive officers or are/have been affiliated with FNF. In addition, Michael L. Gravelle, our Senior Vice President, General Counsel and Corporate Secretary, serves as Executive Vice President, General Counsel and Corporate Secretary of FNF. As a result of the foregoing, there may be circumstances where certain of our executive officers and directors may be subject to conflicts of interest with respect to, among other things: (i) our ongoing relationship with FNF, including related party agreements and other arrangements with respect to the administration of tax matters, employee benefits and indemnification; and (ii) conflicts of time with respect to matters potentially or actually involving or affecting the Company.

In November 2013, John Weber, a member of our board of directors, was named Chief Executive Officer of Via Motors, a customer of Remy International, Inc.

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

We have a significant amount of indebtedness, will continue to have a significant amount of indebtedness and may issue additional debt in the future. Our high levels of indebtedness could have important consequences, including but not limited to:

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

The agreements governing our indebtedness impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries to, among other things:

•	incur or guarantee additional debt, incur liens or issue certain equity;

•	declare or make distributions to our stockholders over $35.0 million in any fiscal year,

•	repurchase shares of our common stock or prepay certain debt;

•	make loans and certain investments;

•	make certain acquisitions of equity or assets;

•	enter into certain transactions with affiliates;

•	enter into mergers, acquisitions and other business combinations;

•	consolidate, transfer, sell or otherwise dispose of certain assets;

•	enter into sale and leaseback transactions;

•	enter into restrictive agreements;

•	make capital expenditures;

•	amend or modify organizational documents; and

•	engage in businesses other than the businesses we currently conduct.

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

A breach of any of the covenants or restrictions contained in any of our existing or future debt instruments, including our inability to comply with the financial maintenance covenants in these debt instruments, could result in an event of default under these debt instruments. An event of default could permit the agent or lenders under the debt instruments to discontinue lending, to accelerate the related debt, as well as any other debt to which a cross acceleration or cross default provision applies, and to institute enforcement proceedings against our assets or collateral that secure the extensions of credit under our outstanding indebtedness. The agent or lenders could terminate any commitments they had made to supply us with further funds. If the agent or lenders require immediate repayments, we may not be able to repay them in full. This could harm our financial results, liquidity, cash flow and our ability to service our indebtedness and could lead to our bankruptcy.

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

A significant portion of our borrowings accrue interest at variable rates and expose us to interest rate risks. A 1% increase in the current variable rate would have an immaterial impact on our interest expense because the rate on our Term B loan, our primary debt facility, would not rise above the LIBOR floor rate of 1.25% set under our Term B loan agreement. In addition, we have interest rate swaps in place with respect to approximately 48% of the principal amount of our Term B loan with an effective date of December 30, 2016.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 65% of our outstanding common stock as of December 31, 2013. Our major stockholder, FNF, owned approximately 51% of our outstanding common stock as of December 31, 2013. In addition, FNF executives and one former executive comprised four (4) of the eight (8) positions on our Board of Directors.  As a result, we are a majority-owned subsidiary of FNF who will be able to control or exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership will limit your ability to influence corporate matters and may delay or prevent a third party from acquiring control over us.

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

We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.

As mentioned previously, FNF continues to control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the NASDAQ corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the Board of Directors consist of independent directors;

•
the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
We currently utilize certain of these exemptions and intend to continue to do so for so long as we continue to qualify as a “controlled company.” Our Audit Committee consists of entirely independent members. Our compensation committee and nominating and corporate governance committee do not consist entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ.
Future sales of our common stock by our stockholders could cause our stock price to decline.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales will occur.

We have granted registration rights to some of our stockholders. If these holders exercise their registration rights, we must register, under the Securities Act, the offer and sale of shares of our common stock held by them. In the aggregate, as of December 31, 2013, these registration rights covered approximately 19.4 million shares of our common stock that were then outstanding. An exercise of these registration rights, or similar registration rights that may apply to securities we may issue in the future, could result in additional sales of our common stock in the market, which could cause our stock price to fall.

The exercise of registration rights, and the sale of shares into public markets by our stockholders, could also harm our ability to raise additional equity or other capital.

The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain qualified board members and executives.

As a public company, we incur significant legal, accounting and other expenses that are not incurred as a private company, including costs associated with public company reporting requirements. We incur costs associated with the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and related rules implemented or to be implemented by the SEC, and the requirements of NASDAQ.

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

New regulations related to conflict minerals could adversely impact our business.

In August 2012, the SEC adopted new regulations related to “conflict minerals,” which may complicate our supply chain. These regulations require annual reporting and disclosures for those companies who use conflict minerals mined from the Democratic Republic of the Congo ("DRC") and adjoining countries in their products. Initial due diligence efforts were required in 2013, and initial disclosure requirements begin in May 2014. Complying with these requirements could require us to incur significant expenses, including to ascertain the sources of conflict minerals in our products and to modify our processes and products, if required. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers who can supply DRC conflict free components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our operations. Since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for the conflict minerals used in our products. As such, these requirements could adversely affect the sourcing, supply and pricing of materials in our products
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business and our stock price.

We are subject to section 404 of the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Our management and our independent registered public accounting firm have provided the first of such reports with this Form 10-K for the fiscal year ended December 31, 2013. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We may identify control deficiencies and be unable to remediate them before we must provide the required report on the effectiveness of our internal control over financial reporting. We have identified material weaknesses and significant deficiencies in our internal controls over financial reporting in the past, prior to becoming a public company, and we may identify additional deficiencies or weaknesses again in the future.

If we or our independent registered public accounting firm is unable to conclude that we have effective internal control over financial reporting, that could harm our operating results, cause investors to lose confidence in the accuracy and completeness of our reported financial information, cause the trading price of our stock to fall, and we could become subject to investigations by the NASDAQ on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
A disruption in our information technology ("IT") systems could adversely impact our business and operations.

We rely on the accuracy, capacity and security of our IT systems, some of which are managed or housed by third parties, and our ability to continually update these systems in response to the changing needs of our business. We have incurred costs and may incur significant additional costs in order to implement the security measures that we feel are appropriate to protect our IT systems. Future attacks could result in our systems or data being breached and/or damaged by computer viruses or unauthorized physical or electronic access. Such a breach could result in not only business disruption, but also theft of our intellectual property or trade secrets and/or unauthorized access to controlled data and personal information stored in connection with our human resources function. Any interruption, outage or breach of our IT systems could adversely affect our business operations. To the extent that any data is lost or destroyed or any confidential information is inappropriately disclosed or used, it could adversely affect our competitive position or customer relationships, harm our business and possibly lead to claims, liability, or fines based upon alleged breaches of contract or applicable laws.

Item 1B.         Unresolved Staff Comments

None.

Item 2.         Properties

Our global headquarters, which is leased, is located in Pendleton, Indiana. As of December 31, 2013, we had a total of 28 facilities in 10 countries. The following table sets forth certain information regarding these facilities.

Location	Number of facilities	Use	Owned/leased
United States
Anderson, IN	1	Engineering/Manufacturing	Leased
Edmond, OK	1	Warehouse/Engineering	Owned
Laredo, TX	1	Warehouse	Leased
Pendleton, IN	1	Engineering/Global Headquarters	Leased
Peru, IN	1	Manufacturing/Warehouse/Engineering	Leased
Taylorsville, MS	1	Warehouse	Leased
Troy, MI	1	Office	Leased
Europe
Heist Op Den Berg, Belgium	1	Warehouse/Office	Leased
Mezokovesd, Hungary (1)	1	Engineering/Manufacturing	Owned
Miskolc, Hungary	2	Engineering/Manufacturing/Warehouse	Owned/Leased
Sutton Coldfield, United Kingdom	1	Warehouse	Leased
Brazil
Brusque	1	Engineering/Manufacturing	Leased
Sao Paulo	1	Office	Leased
Canada
Mississauga	1	Warehouse	Leased
Winnipeg	2	Manufacturing/Warehouse	Owned/Leased
China
Jingzhou City	1	Engineering/Manufacturing	Leased
Shanghai	1	Office	Leased
Wuhan	1	Engineering/Manufacturing	Leased
Mexico
Piedras Negras	1	Manufacturing/Warehouse/Office	Leased
San Luis Potosi	3	Engineering/Manufacturing/ Warehouse/Office	Leased
South Korea
Kyungsangnam	1	Manufacturing/Warehouse	Owned
Dae-Gu	1	Engineering/Office	Leased
Seoul	1	Office	Leased
Tunisia
Jemmal	1	Manufacturing	Leased
Total	28
(1) During 2013, we closed the operations in this facility. See Note 15 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

Item 3.         Legal Proceedings

The information concerning the legal proceedings involving the Company contained in Note 21 of notes to consolidated financial statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

Item 4.        Mine Safety Disclosures

Not applicable.

Part II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for common stock

Prior to December 13, 2012, there was no active public market for our common stock, although our common stock was quoted on the Over-The-Counter Pink Sheets (“OTC Pink Sheets”) since December 14, 2007 under the symbol “RMYI.” On December 13, 2012, we became a listed company on the the NASDAQ Stock Market, LLC ("NASDAQ") trade under the ticker symbol "REMY".

The following table sets forth, for the periods indicated, the high and low prices quoted for our common stock on the OTC Pink Sheets through December 12, 2012 and the high and low sales prices as reported on the NASDAQ Stock Market from December 13, 2012 to December 31, 2013.

	High	Low	Cash Dividends Declared
Year Ended December 31, 2013
First quarter	$19.37	$15.60	$0.10
Second quarter	19.08	15.95	0.10
Third quarter	21.50	18.11	0.10
Fourth quarter	23.81	20.10	0.10

Year Ended December 31, 2012
First quarter	$21.00	$16.50	$—
Second quarter	18.25	14.00	0.10
Third quarter	20.50	15.00	0.10
Fourth quarter	17.50	15.34	0.10

Performance Graph

Set forth below is a graph comparing cumulative total stockholder return on our common stock against the cumulative total return on the S & P 500 Index and against the cumulative total return on the S & P Supercomposite Auto Components Industry Index based on currently available data. The graph assumes an initial investment of $100 on December 13, 2012, the date of our NASDAQ listing, and reflects the cumulative total return on that investment, including reinvestment of all dividends where applicable, through December 31, 2013.

	12/13/2012	12/31/2012	12/31/2013
Remy International, Inc.	$100	$97	$144
S & P 500 Index	100	101	133
S & P Supercomposite Auto Components Index	100	108	179

Holders of Our Common Stock

On February 14, 2014, the last reported sale price of our common stock on the NASDAQ Stock Market was $21.70 per share and we had approximately 1,135 stockholders of record.

Dividend Policy

Our current dividend policy anticipates the payment of quarterly dividends in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our future earnings, financial condition and capital requirements. Our existing credit agreements limit us to pay a maximum of $35.0 million in dividends in any fiscal year. We do not believe the restrictions contained in our credit agreement will, in the foreseeable future, adversely affect our ability to pay cash dividends at the current dividend rate.

On January 30, 2014, our Board of Directors declared a quarterly cash dividend of ten cents ($0.10) per share. The dividend will be payable in cash on February 28, 2014 to stockholders of record as of the close of business February 14, 2014.

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

Registration of Omnibus Incentive Plan Shares

On February 14, 2013, we filed a Form S-8 to register 5,500,000 shares which may be issued pursuant to the Remy International, Inc. Omnibus Incentive Plan. The Omnibus Incentive Plan became effective on October 27, 2010 and was amended on March 24, 2011, and permits the granting of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other cash or share based awards. See Note 18 of notes to consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

We generally withhold shares of our common stock to satisfy employee payroll tax withholding obligations in connection with restricted stock distributions. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item. There were no purchases of our common stock during the fourth quarter ended December 31, 2013. In addition, as of December 31, 2013, we have not announced a general plan or program to purchase shares of our common stock.

Item 6.         Selected Financial Data

The following tables should be read in conjunction with Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included under Part II, Item 8 of this Form 10-K. The historical results presented below are not necessarily indicative of financial results for future periods.

	Years ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009

Consolidated Statement of Operations Data:

Net sales	$1,118,580	$1,133,547	$1,194,953	$1,103,799	$910,745
Cost of goods sold	895,610	895,843	925,052	866,761	720,723
Gross profit	222,970	237,704	269,901	237,038	190,022
Selling, general and administrative expenses	134,413	129,520	139,685	127,405	101,827
Intangible asset impairment charges	—	—	5,600	—	4,000
Restructuring and other charges	4,066	10,271	3,572	3,963	7,583
Operating income	84,491	97,913	121,044	105,670	76,612
Interest expense-net	19,957	27,757	30,900	46,739	49,534
Loss on extinguishment of debt and refinancing fees	4,256	—	—	19,403	—
Income before income taxes	60,278	70,156	90,144	39,528	27,078
Income tax expense (benefit)	19,924	(71,229)	14,813	18,337	13,018
Net income	40,354	141,385	75,331	21,191	14,060
Less: Net income attributable to noncontrolling interest	659	2,774	3,445	4,273	3,272
Net income attributable to Remy International, Inc.	39,695	138,611	71,886	16,918	10,788
Preferred stock dividends	—	—	(2,114)	(30,571)	(25,581)
Loss on extinguishment of preferred stock	—	—	(7,572)	—	—
Net income (loss) attributable to common stockholders	$39,695	$138,611	$62,200	$(13,653)	$(14,793)
Basic earnings (loss) per share:
Earnings (loss) per share	$1.27	$4.53	$2.14	$(1.33)	$(1.46)
Weighted average shares outstanding	31,207	30,616	29,096	10,278	10,130
Diluted earnings (loss) per share:
Earnings (loss) per share	$1.26	$4.47	$2.10	$(1.33)	$(1.46)
Weighted average shares outstanding	31,388	30,990	29,674	10,278	10,130
Dividends declared per common share	$0.40	$0.30	$—	$—	$—

	As of December 31,
(in thousands)	2013	2012	2011	2010	2009

Consolidated Balance Sheet Data:
Cash and cash equivalents	$114,884	$111,733	$91,684	$37,514	$30,171
Working capital	248,726	230,332	139,567	81,762	72,723
Total assets	1,117,055	1,101,215	1,029,519	969,156	927,255
Long-term debt, net of current maturities	293,835	284,475	286,680	317,769	337,905
Post-retirement benefits other than pensions, net of current portion	1,628	1,969	1,918	1,371	1,552
Accrued pension benefits, net of current portion	19,103	31,762	31,060	21,002	17,816
Redeemable preferred stock	—	—	—	166,116	135,545
Retained earnings (accumulated deficit)	213,418	186,483	57,433	(14,453)	(10,535)
Total equity	491,157	471,508	317,344	77,473	82,988

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes contained in Part II, Item 8 of this Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk factors” in Part I, Item 1A and elsewhere in this Form 10-K.

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

Our principal products for both light and commercial vehicles include:

•	new starters and alternators;

•	remanufactured starters and alternators; and

•	hybrid electric motors.

•	multi-line products including steering gear, CV axles, and brake calipers

We sell our new starters, alternators and hybrid electric motors to U.S. and non-U.S. OEMs for factory installation on new vehicles. We sell remanufactured and new products to aftermarket customers, mainly retailers in North America, warehouse distributors in North America and Europe, and OEMs globally for the original equipment service ("OES"), market. We sell a small volume of remanufactured locomotive power assemblies, CV axles and brake calipers in North America, and steering gear and brake calipers for light vehicles in Europe.

Financial Results

During 2013, we generated net sales of $1,118.6 million for 2013, a decline of 1% compared to $1,133.5 million for 2012. Net income was $40.4 million, a decrease of $101.0 million compared to the same period in 2012 due primarily to a release of a valuation allowance in 2012 of $89.4 million. Adjusted EBITDA was $136.4 million for 2013, a decline of 11% compared to $153.5 million for 2012. Net earnings attributable to common stockholders were $39.7 million for full year 2013 compared to $138.6 million for full year 2012. Our results in 2013 included $7.0 million in executive separation cost, $4.3 million in loss on extinguishment of debt and refinancing fees and $4.1 million in restructuring and other charges.

Other highlights during 2013 included:

•	Launched new products across the globe and secured new aftermarket and original equipment business with key customers

•	Introduced over 400 new aftermarket part numbers to improve the scope and availability of our portfolio

•	Completed the acquisition of the remaining 49% of our Remy Hubei Electric joint venture from our Chinese joint venture partner thereby giving Remy 100% control of the entity

•	Commissioned new engineering center in China and opened the Wuhan, China manufacturing plant to serve OE customers in China

•	Successfully refinanced our Term B Loan with a new $300 million 7-year Term B Loan resulting in 2013 annualized interest savings of $6 million

•	During the year, dividends of $0.40 per share were paid to common stockholders.

During 2012, we reached the conclusion that the net deferred tax assets in the United States and in certain foreign locations are more likely than not to be utilized. As such, the valuation allowances previously recorded against those net deferred tax assets have been reversed resulting in an income tax benefit of $89.4 million in 2012. During the year, $10.3 million of restructuring and other charges was recorded for operational restructure.

Acquisition of United Starters and Alternators Industries, Inc.

On January 13, 2014, we announced that we acquired substantially all of the assets of United Starters and Alternators Industries, Inc. ("USA Industries") pursuant to the terms and conditions of the Asset Purchase Agreement, effective as of January 13, 2014. USA Industries is a leading North American distributor of premium quality re-manufactured and new alternators, starters, constant velocity (CV) axles and disc brake calipers for the light-duty aftermarket. Total consideration paid was $40.5 million in cash. In connection with the closing of the transaction, the assets were placed in Remy USA Industries, L.L.C., a wholly-owned subsidiary of the Company.

Recent Trends and Conditions

General economic conditions

During 2013, the U.S. commercial vehicle market remained soft. China economic growth has moderated. Our European results have been performing well relative to market in spite of the downturn. The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles.

Weather can affect aftermarket sales of starters and alternators. Extreme cold can damage starters and extreme heat can increase alternator failures. In both cases, this extreme weather can stimulate sales of aftermarket starters and alternators. In early 2013, the Midwest and Northeast United States experienced colder weather, which we believe had a positive affect on our results of operations. We did not experience the same effect in 2012.

Materials and pricing pressure

Overall commodity price fluctuation is an ongoing concern for our business and has been an operational and financial focus. We have pass-through pricing agreements with a number of our customers that reduce our exposure to metals price volatility. Where metals price volatility is not covered by customer agreements, we utilize hedging instruments where appropriate, taking into consideration their cost and their effectiveness. Copper prices are lower than in 2012, but the prices increased during the latter part of 2013 from earlier in the year.

In our remanufacturing operations, our principal inputs are cores. We receive cores in exchange for remanufactured units of approximately 90% of light duty aftermarket and 92% of heavy duty units shipped. When we have to purchase cores rather than receiving them in exchange for remanufactured units, we are affected by market pricing of cores. The cost of cores fluctuates based on a number of factors, including supply and demand and the underlying value of the commodities that the cores contain.

Additionally, pressure from our customers to reduce prices is characteristic of the automotive supply industry. Our 2013 consolidated results were impacted by approximately $14 million, or 1.2% due to pricing. We anticipate the impact of our pricing to be in the range of 1% to 3% consistent with prior years. Due to the competitive nature of the business, the revised terms with customers are expected to impact our ongoing profitability. We have taken and expect to continue to take steps to improve operating efficiencies and minimize or resist price reductions.

Foreign currencies

Approximately 34% of our net sales were transacted outside the United States. The functional currency of our foreign operations is generally the local currency, while our financial statements are presented in U.S. dollars. Foreign exchange has an unfavorable impact on net sales when the U.S. dollar is relatively strong as compared with foreign currencies and a favorable impact on net sales when the U.S. dollar is relatively weak as compared with foreign currencies. While we employ financial instruments to hedge certain exposures related to transactions from fluctuations in foreign currency exchange rates, these hedging actions do not entirely insulate us from currency effects and such programs may not always be available to us at economically reasonable costs. During 2013, we experienced a small positive impact from foreign currency effects on our reported earnings in U.S. dollars compared to 2012, primarily resulting from the results denominated in other currencies, mainly the South Korean Won and the Euro.

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

Although we believe that we have established a firm foundation for profitability, we continue to evaluate our global manufacturing and supply chain to further streamline our operations. During 2013, we incurred restructuring charges related to our ongoing efforts to manage our cost structure including reductions in force in connection with our Chinese and North American restructuring efforts. During 2013, we completed the closure our manufacturing operations in Mezokovesd, Hungary.

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
Light duty vehicle production increased globally in 2013 by 3% over 2012. Our two largest light duty OE customers underperformed relative to the global market, and our light duty net sales decreased in 2013 by 3% from 2012. Global medium and heavy duty commercial vehicle production for the year ended December 31, 2013, was 2% higher than in the previous year. As a result, our commercial vehicle net sales increased 2% in 2013 from 2012.

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

As a number of our hybrid customers have delayed launches of their products or cancelled their programs, we are now moderating our investments in hybrid until the market develops. On July 10, 2013, we formally notified the DOE that we have elected not to pursue the second phase of the grant. See Note 2 of notes to consolidated financial statements included in Part II, Item 8 of this Form 10-K for a description of the DOE grant funding.

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

Non - GAAP measurements - Adjusted EBITDA

Adjusted EBITDA is not a measure of performance defined in accordance with accounting principles generally accepted in the United States (U.S. GAAP). We use adjusted EBITDA as a supplement to our U.S. GAAP results in evaluating our business. Other companies in our industry define adjusted EBITDA differently from us and, as a result, our measure may not be comparable to similarly titled measures used by other companies in our industry.

We define adjusted EBITDA as net income attributable to common stockholders before interest expense–net, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, net income attributable to noncontrolling interest, restructuring, other charges and other impairment charges, preferred stock dividends, loss on extinguishment of preferred stock, loss on extinguishment of debt and refinancing fees, executive officer separation cost and other adjustments as set forth in the reconciliations provided below.

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

The following table sets forth a reconciliation of adjusted EBITDA to its most directly comparable U.S. GAAP measure, net income attributable to common stockholders:

	Years ended December 31,
(in thousands)	2013	2012	2011
Net income attributable to common stockholders	$39,695	$138,611	$62,200
Adjustments:
Interest expense–net	19,957	27,757	30,900
Income tax expense (benefit)	19,924	(71,229)	14,813
Depreciation and amortization	33,770	38,060	35,252
Stock-based compensation expense	6,561	7,261	6,884
Net income attributable to noncontrolling interest	659	2,774	3,445
Restructuring and other charges	4,066	10,271	3,572
Intangible asset impairment charges	—	—	5,600
Preferred stock dividends	—	—	2,114
Loss on extinguishment of preferred stock	—	—	7,572
Loss on extinguishment of debt and refinancing fees	4,256	—	—
Executive officer separation	7,000	—	—
Other	494	24	24
Total adjustments	96,687	14,918	110,176
Adjusted EBITDA	$136,382	$153,529	$172,376

Results of operations

Year ended December 31, 2013 compared to year ended December 31, 2012

The following table presents our consolidated results of operations for the years ended December 31, 2013 and 2012.

	Years ended December 31,		% Increase/
(In thousands)	2013	2012	(Decrease)

Net sales	$1,118,580	$1,133,547	(1.3)%
Cost of goods sold	895,610	895,843	—%
Gross profit	222,970	237,704	(6.2)%
Selling, general, and administrative expenses	134,413	129,520	3.8%
Restructuring and other charges	4,066	10,271	(60.4)%
Operating income	84,491	97,913	(13.7)%
Interest expense–net	19,957	27,757	(28.1)%
Loss on extinguishment of debt and refinancing fees	4,256	—	*
Income before income taxes	60,278	70,156	(14.1)%
Income tax expense (benefit)	19,924	(71,229)	(128.0)%
Net income	40,354	141,385	(71.5)%
Less net income attributable to noncontrolling interest	659	2,774	(76.2)%
Net income attributable to common stockholders	$39,695	$138,611	(71.4)%
* Not meaningful

Net sales

Net sales decreased by $15.0 million, or 1.3%, to $1.1 billion for the year ended December 31, 2013, from $1.1 billion for the year ended December 31, 2012. The decline in net sales was driven by negative pricing impact of $14.3 million as well as decreasing volume and mix of $5.2 million, partially offset by favorable foreign currency translation of $4.6 million.

Net sales of new starters and alternators to OEMs in the year ended December 31, 2013 decreased in light vehicle products which was offset by an increase in commercial vehicle products. Net sales of light vehicle starters and alternators to OEMs were $383.1 million during the year ended December 31, 2013, a $13.5 million, or 3.4%, decrease from $396.6 million in the same period in 2012. These reductions were mainly driven by the end of certain North American programs, partially offset by new programs and growth in China. Net sales of commercial vehicle starters and alternators to OEMs were $273.1 million in the year ended December 31, 2013, a $5.9 million, or 2.2%, increase from $267.2 million in the same period in 2012 driven primarily by an increase in OES sales. We also sold $16.8 million of hybrid electric motors to OEMs in the year ended December 31, 2013, as compared to $35.7 million in the same period in 2012. The decrease of $18.9 million was due mainly to a number of our customers delaying product launches or canceling their programs.

Net sales of light vehicle products to aftermarket customers were $335.5 million in the year ended December 31, 2013, a $16.6 million, or 5.2% increase from $318.9 million in the same period in 2012. The increase was primarily a result of higher volume from our North American retail customers and European customers. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $68.5 million in 2013, a decrease of $5.1 million, or 6.9% from $73.6 million in 2012.

Net sales of remanufactured locomotive power trains and multi-line products, which consist of a small volume of remanufactured steering gear and brake calipers we sell in Europe, to aftermarket customers, were $41.6 million during the year ended December 31, 2013, which was flat compared to 2012.

Cost of goods sold

Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold during the year ended December 31, 2013 was relatively flat compared to 2012. Cost of goods sold as a percentage of net sales slightly increased during the year ended December 31, 2013 to 80.1% from 79.0% for the year ended December 31, 2012. The increase in cost of goods sold as a percentage of sales is primarily due to the unfavorable pricing impacts on our net sales and our start up costs in 2013 within our new Wuhan, China facility.

Gross profit

As a result of the above, gross profit as a percentage of sales decreased to 19.9% for the year ended December 31, 2013 from 21.0% for the year ended December 31, 2012.

Selling, general and administrative expenses

For the year ended December 31, 2013, selling, general and administrative expenses, or SG&A, were $134.4 million, which represents an increase of $4.9 million, or 3.8%, from SG&A of $129.5 million for the year ended December 31, 2012. The increase is primarily related to a one-time charge representing a $7.0 million lump sum cash payment made to our former President and Chief Executive Officer pursuant to the terms of a transition, Noncompetition and Release Agreement effective February 28, 2013, partially offset by continued cost savings initiatives versus the same period in 2012.

Restructuring and other charges

Restructuring and other charges, including fixed asset impairments, decreased by $6.2 million, or 60.4%, to $4.1 million for the year ended December 31, 2013 compared to $10.3 million for the year ended December 31, 2012. The restructuring charges for the year ended December 31, 2013 related to the ongoing activities of the closure of our Mezokovesd, Hungary facility which commenced in the third quarter 2012 and other operational restructuring efforts, including reductions in force in our Chinese and North American facilities, and lease termination costs. The restructuring charges for the year ended December 31, 2012 primarily related to the closure of our Matehuala, Mexico facility in the second quarter of 2012 and the closure of our Mezokovesd, Hungary as mentioned previously. In addition, during the second quarter of 2012, we also engaged a consulting firm to assist in the analysis of the North America operations resulting in other charges of $1.8 million.

Interest expense–net

Interest expense-net decreased by $7.8 million, or 28.1%, to $20.0 million for the year ended December 31, 2013, as compared to $27.8 million for the year ended December 31, 2012. The decrease is primarily due to a decrease in our interest rate on debt from 6.25% in 2012 to 4.25% in 2013 due to the refinancing of the Term B loan during the first quarter of 2013. Additionally, this decrease was due to favorable gains in the fair value of our non-designated interest rate swap hedge in 2013 resulting in lower interest expense.

Loss on extinguishment of debt and refinancing fees

Loss on extinguishment of debt and refinancing fees was $4.3 million for the year ended December 31, 2013, as a result of the refinancing of our Term B Loan syndication during the first quarter of 2013. No amounts were recorded during 2012.

Income tax expense (benefit)

Income tax expense (benefit) increased by $91.2 million, to $19.9 million, for the year ended December 31, 2013 from an income tax benefit of $71.2 million for the same period in 2012. As mentioned previously, the change was due primarily to the reversal of an $89.4 million valuation allowance on our deferred tax assets balance during 2012.

Net income attributable to common stockholders

Our net income attributable to common stockholders for the year ended December 31, 2013 was $39.7 million as compared to $138.6 million for the year ended December 31, 2012, for the reasons described above.

Year ended December 31, 2012 compared to year ended December 31, 2011

The following table presents our consolidated results of operations for the years ended December 31, 2012 and 2011.

	Year ended December 31,		% Increase/
(In thousands)	2012	2011	(Decrease)

Net sales	$1,133,547	$1,194,953	(5.1)%
Cost of goods sold	895,843	925,052	(3.2)%
Gross profit	237,704	269,901	(11.9)%
Selling, general, and administrative expenses	129,520	139,685	(7.3)%
Intangible asset impairment charges	—	5,600	100.0%
Restructuring and other charges	10,271	3,572	187.5%
Operating income	97,913	121,044	(19.1)%
Interest expense–net	27,757	30,900	(10.2)%
Income before income taxes	70,156	90,144	(22.2)%
Income tax expense (benefit)	(71,229)	14,813	(580.9)%
Net income	141,385	75,331	87.7%
Less net income attributable to noncontrolling interest	2,774	3,445	(19.5)%
Net income attributable to Remy International, Inc.	138,611	71,886	92.8%
Preferred stock dividends	—	(2,114)	(100.0)%
Loss on extinguishment of preferred stock	—	(7,572)	100.0%
Net income attributable to common stockholders	$138,611	$62,200	122.8%

Net sales

Net sales decreased by $61.4 million, or 5.1%, to $1.1 billion for the year ended December 31, 2012, from $1.2 billion for the year ended December 31, 2011. Volume accounted for $30.4 million of the decrease while mix and pricing contributed another $26.5 million, partially offset by metals recovery of $9.4 million.

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

Cost of goods sold

Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold decreased $29.2 million, or 3.2%, to $895.8 million in the year ended December 31, 2012 from $925.1 million in 2011. Cost of goods sold as a percentage of net sales increased during the year ended December 31, 2012 to 79.0% from 77.4% for the year ended December 31, 2011. Cost of goods sold in the year ended December 31, 2011 benefited from a $7.3 million gain related to a settlement with an OE customer and an insurance settlement, in addition to a commodity hedge gain of $6.7 million. Excluding the impact of these settlements and gains, our cost of goods sold would have been 78.6% of net sales for the year ended December 31, 2011.

Gross profit

As a result of the above, gross profit as a percentage of sales decreased to 21.0% for the year ended December 31, 2012 from 22.6% for the year ended December 31, 2011.

Selling, general and administrative expenses

For the year ended December 31, 2012, selling, general and administrative expenses, or SG&A, were $129.5 million, which represents a decrease of $10.2 million, or 7.3%, from SG&A of $139.7 million for the year ended December 31, 2011. The decrease is primarily related to the realization of cost saving initiatives and restructuring actions.

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

Interest expense–net

Interest expense decreased by $3.1 million, or 10.2%, to $27.8 million for the year ended December 31, 2012, as compared to $30.9 million for the year ended December 31, 2011. Interest expense on long-term borrowings was lower due to lower amounts borrowed, and a lower interest rate, on our term loan and revolving credit facility than the previous year.

Income tax expense (benefit)

Income tax expense (benefit) decreased by $86.0 million from $14.8 million for the year ended December 31, 2011 to an income tax benefit of $71.2 million for the year ended December 31, 2012. This decrease was primarily due to release of U.S. and certain foreign valuation allowances during the year. See "Valuation allowances on deferred income tax assets" section in our "Critical Accounting Policies" discussion below.

Preferred stock dividends

Preferred stock dividends for the year ended December 31, 2012 were zero compared to $2.1 million for the year ended December 31, 2011. We exchanged 48,004 preferred shares on January 18, 2011 for common shares and redeemed the remaining preferred shares and paid accumulated dividends on January 31, 2011. As a result, we did not have preferred stock dividends after January 2011.

Net income attributable to common stockholders

Our net income attributable to common stockholders for the year ended December 31, 2012 was $138.6 million as compared to $62.2 million for the year ended December 31, 2011, for the reasons described above.

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

As of December 31, 2013, we had cash and cash equivalents on hand of $114.9 million representing a $3.2 million increase compared to the $111.7 million cash and cash equivalents on hand as of December 31, 2012. Cash and cash equivalents as of December 31, 2012 represented an increase of $20.0 million over $91.7 million on hand at December 31, 2011. Total liquidity as of December 31, 2013, including cash on hand and availability under financing arrangements, was $206.4 million.

Cash flows

The following table shows the components of our cash flows for the periods presented:

	Year ended December 31,
(In thousands)	2013	2012	2011

Net cash provided by (used in):
Operating activities before changes in operating assets and liabilities	$84,171	$97,023	$118,577
Changes in operating assets and liabilities	(24,264)	(31,248)	(49,030)
Operating activities	59,907	65,775	69,547
Investing activities	(21,231)	(22,714)	(18,981)
Financing activities	(37,032)	(25,453)	6,857

Cash flows-Operating activities

Year ended December 31, 2013 compared to year ended December 31, 2012

Cash provided by operating activities was $59.9 million and $65.8 million for the years ended December 31, 2013 and 2012, respectively. The primary driver of the decrease of $5.9 million in operating cash flows are due to the decrease in operating income for the year ended December 31, 2013, compared to the same period of 2012.

A negative impact to our operating cash flows were lower cash collection from customers during the year ended December 31, 2013 as compared to the year ended December 31, 2012, due to lower net sales of $15.0 million in 2013 as discussed above. Furthermore, a $6.0 million decrease in cash flows from accounts receivable was driven primarily by the mix of sales in geographic regions with longer payment terms. Lower expenditures for inventory replenishment of approximately $7.1 million in 2013 as a result of decreased sales levels were partially offset by the $4.2 million increase in cash outflows period over period to support our North American aftermarket customers and additional start-up of our new Wuhan, China facility. Our mix of accounts payable decreased our days payable during the year ended December 31, 2013 resulting in a decrease in payables of $3.1 million.

Cash payments related to our incentive compensation plans were lower by $14.8 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Partially offsetting this impact was a one-time $7.0 million lump sum cash payment to our former President and Chief Executive Officer pursuant to the terms of a Transition, Noncompetition and Release Agreement during the year ended December 31, 2013.

Cash paid for interest for the year ended December 31, 2013 was $21.5 million as compared to $27.0 million for the year ended December 31, 2012, a decrease of $5.5 million in cash payments primarily due to the refinancing of the Amended and Restated Term B Loan Credit Agreement on March 5, 2013.

Cash paid for taxes for the year ended December 31, 2013 was $7.4 million as compared to $13.0 million for the year ended December 31, 2012, a decrease of $5.6 million in cash payments primarily due to lower income before tax and foreign tax payments based on lower cash flows from operations in 2013.

Year ended December 31, 2012 compared to year ended December 31, 2011

Cash provided by operating activities for the year ended December 31, 2012, was $65.8 million, as compared to $69.5 million for the year ended December 31, 2011. The primary driver of the $3.7 million decrease in operating cash flows for the year ended December 31, 2012 compared to the year ended December 31, 2011 was the decrease in operating income.

A negative impact to our operating cash flows were lower cash collection from customers during the year ended December 31, 2012 as compared to the year ended December 31, 2011, due to lower net sales of $61.4 million in 2013 as discussed above. The decrease was partially offset by a $9.3 million increase in cash flows from accounts receivable which was driven primarily by additional factoring programs in North America beginning in 2012 reducing the collection time. Lower expenditures for inventory replenishment of approximately $23.2 million in 2012 as a result of decreased sales levels were partially offset by the $7.3 million increase in cash outflows period over period to support our North American aftermarket customers. We experienced lower cash payments on warranty claims of $8.5 million in 2012 due to improved quality. Our mix of accounts payable increased our days payable during the year ended December 31, 2012 resulting in a increase in payables of $11.0 million.

Our cost savings initiatives taken in 2011 and 2012 resulted in lower spending on selling general and administrative expenses in 2012 of approximately $10.2 million. Additionally, cash payments related to our incentive compensation plans were lower by $3.0 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Cash paid for restructuring charges for the year ended December 31, 2012 was $7.0 million as compared to $1.2 million for the year ended December 31, 2011, an increase of $5.8 million in cash payments primarily due to reasons discussed above.

Cash paid for interest for the year ended December 31, 2012 was $27.0 million as compared to $29.8 million for the year ended December 31, 2011, a decrease of $2.8 million in cash payments primarily due to lower amounts outstanding on our Term B Loan.

Cash paid for taxes for the year ended December 31, 2012 was $13.0 million as compared to $17.8 million for the year ended December 31, 2011, a decrease of $4.8 million in cash payments primarily due to lower income before tax and foreign tax payments based on lower cash flows from operations in 2012.

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

Cash flows-Financing activities

Cash used in financing activities for the year ended December 31, 2013 was $37.0 million. During 2013, we refinanced of our existing Term B Loan and Amended and Restated ABL Credit Agreement and received net proceeds of $12.3 million offset by deferred financing fees of $3.5 million. We made dividend payments of $12.7 million during the year ended December 31, 2013. We made additional debt repayments of $10.6 million during the year. We also made distributions and dividend payments to our former joint venture partner in connection with our acquisition of the remaining 49% ownership interest in our Chinese subsidiary REH of $21.8 million. We paid $1.2 million for the repurchase of shares of common stock to satisfy tax withholding obligations of participants under our stock-based compensation programs during 2013.

Cash used in financing activities for the year ended December 31, 2012 was $25.5 million consisting primarily of $16.1 million in debt repayments and $9.2 million in dividend payments

Cash provided by financing activities for the year ended December 31, 2011, was $6.9 million, primarily from net proceeds of $39.9 million generated from the common stock rights offering, less preferred stock redemption and dividends, that occurred in January 2011. See "Capital Stock Transactions" under "Financial Arrangements" below for further discussion. These net proceeds were offset by the payment of short-term debt and revolver balance of $25.2 million, scheduled debt repayments of $3.3 million, and distributions we made to noncontrolling interest holders of $4.3 million.

Financing arrangements

By the end of January 2011, we had completed a series of transactions focused on improving the strength and flexibility of our capital structure. As a result of these transactions, we significantly extended and consolidated our debt maturities, reduced our future interest payments and eliminated substantial preferred stock obligations.

First Amendment to ABL Revolving Credit Agreement

On March 5, 2013, we entered into a First Amendment to our existing ABL Revolver Credit Agreement ("ABL First Amendment") to extend the maturity date of the Asset-Based Revolving Credit Facility ("ABL") from December 17, 2015 to September 5, 2018 and reduce the borrowing rate. The ABL First Amendment bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL First Amendment maintains the current availability at $95,000,000, but may be increased, under certain circumstances, by $20,000,000. The ABL First Amendment is secured by substantially all domestic accounts receivable and inventory. At December 31, 2013, the revolver balance was zero. Based upon the collateral supporting the ABL First Amendment, the amount borrowed, and the outstanding letters of credit of $2,535,000, there was additional availability for borrowing of $72,521,000 on December 31, 2013. We will incur an unused commitment fee ranging from 0.375% on the unused amount of commitments under the ABL First Amendment.

Amended and Restated Term B Loan Credit Agreement

On March 5, 2013, we entered into a $300,000,000 Amended and Restated Term B Loan Credit Agreement (“Amended and Restated Term B Loan”) to refinance the existing $286,978,000 Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the borrowing rate. The Amended and Restated Term B Loan bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3.0% per year with an original issue discount of $750,000. The Amended and Restated Term B Loan also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ration. The Amended and Restated Term B Loan is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL First Amendment. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Amended and Restated Term B facility is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. As of December 31, 2013, the excess cash flow calculation was zero. At December 31, 2013, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%. As a result of the refinancing of our Term B Loan syndication, we recorded a loss on extinguishment of debt and refinancing fees of $4.3 million during the quarter ended March 31, 2013.

The credit agreements contain various restrictive covenants, which include, among other things: (i) a maximum leverage ratio; (ii) a minimum interest coverage ratio; (iii) mandatory prepayments upon certain asset sales and debt issuances; and (iv) limitations on the payment of dividends in excess of a specified amount. The term loan also includes events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity.

See Note 11 of notes to consolidated financial statements included in Part II, Item 8 of this Form 10-K for a description of our revolving credit facility and for more details on the ABL First Amendment and Amended and Restated Term B Loan.

Non-U.S. borrowing arrangements

At December 31, 2013, our subsidiaries outside the U.S. also had various uncommitted credit facilities, of which $19.0 million was not utilized. We expect that these additional facilities will be drawn on from time to time for normal working capital purposes and to fund capital expenditures in support of operations and planned expansions in certain regions. See Note 11 of notes to consolidated financial statements included in Part II, Item 8 of this Form 10-K for a description of our short term debt.

Accounts receivable factoring agreements

We have entered into factoring agreements with various domestic, Korean and European financial institutions to sell our accounts receivable under nonrecourse agreements. These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as an integral part of our financing. See Note 4 of notes to consolidated financial statements included in Part II, Item 8 of this Form 10-K for a description of our factoring arrangements.

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

Contractual obligations

Our long-term contractual obligations as of December 31, 2013 are shown in the following table:

Contractual obligations(1)	Payments due by period
(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Long-term debt(2)	$297,000	$3,000	$6,000	$6,000	$282,000
Interest on long-term debt(3)	76,731	12,749	25,145	24,593	14,244
Capital lease obligations	2,226	392	828	608	398
Customer obligations(4)	4,735	4,735	—	—	—
Operating leases	15,892	4,902	6,124	3,350	1,516
Pension and other post retirement benefits funding(5)	44,645	4,106	9,052	8,106	23,381
Other	959	959	—	—	—
Total contractual cash obligations	$442,188	$30,843	$47,149	$42,657	$321,539

(1)
Possible payments of $11.5 million related to uncertain tax positions are not included in the table because management cannot make reasonable reliable estimates of when cash settlement will occur, if ever. These uncertain tax positions are discussed in Note 16 to our consolidated financial statements.

(2)	Excludes original issue discount/premium.

(3)
Our long-term debt is a variable rate obligation. The projected interest payment obligations are based upon (1) scheduled principal balances outstanding based on maturity schedule and (2) London Interbank Borrowing Rates ("LIBOR") obtained from third parties as of December 31, 2013 ( 0.2461% as of December 31, 2013) (subject to a floor of 1.25%) plus 3.0%. For the purposes of this schedule, we utilized a fixed rate of 4.25% to calculate the interest commitments on our variable rate debt.

(4)
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

(5)
We sponsor defined benefit pension plans that cover a significant portion of our U.S. employees and certain U.K. and Korean employees. These plans for U.S. employees were frozen in 2006. Our funding policy is to contribute amounts to provide the plans with sufficient assets to meet future benefit payment requirements consistent with actuarial determinations of the funding requirements of federal laws. In 2014, we expect to contribute approximately $3,272,000 to our U.S. pension plans and $1,497,000 to our non U.S. pension plans. Estimated pension and other benefit payments are based on the current composition of pension plans and current actuarial assumptions. Pension funding will continue beyond year five. However, estimated pension funding is excluded from the table after year five. See Note 17 to our consolidated financial statements for the funding status of our pension plans and other postretirement benefit plans at December 31, 2013.

Contingencies

For information concerning various claims, lawsuits and administrative proceedings to which we are subject, see Note 21 of notes to consolidated financial statements included in Part II, Item 8 of this Form 10-K.

We also have liabilities recorded for various environmental matters. As of December 31, 2013, we had reserves for environmental matters of $0.9 million. We expect to pay approximately $0.3 million in 2014 in relation to these matters. See “Business-Environmental regulation” under Part I, Item 1 of this Form 10-K.

Off-Balance sheet arrangements

We do not have any material off-balance sheet arrangements.

Accounting pronouncements

For a discussion of certain pending accounting pronouncements, see Note 2 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Critical accounting policies and estimates

Our accounting policies, including those described below, require management to make significant estimates and assumptions using information available at the time the estimates are made. Actual amounts could differ significantly from these estimates. See Note 2 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. We believe the following are the critical accounting policies that currently affect our consolidated financial position and results of operations.

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

Carrying values for core inventory and core rights of return are evaluated by comparing current core prices obtained from core brokers to the recorded values of our core assets. The devaluation of core carrying value is reflected as a charge to cost of goods sold. In determining the estimate of core devaluation, we make assumptions regarding future demand for remanufactured product in the aftermarket. If the core held in inventory or subject to the right of return is deemed to be obsolete or in excess of current and future projected demand, it is written down and charged to cost of goods sold. If actual market conditions are less favorable than those projected, reductions in the value of inventory and core return rights may be required. Core inventory and core return right assets were $36.6 million and $37.3 million, respectively, at December 31, 2013.

Core Liabilities

When we collect a deposit on the sale of a core as described above, our customers have the right to return a core to us for the return of their deposit. As a result, we also record a liability upon such sale based on core units expected to be returned to us. This liability is an amount equal to the deposit less the estimated value in our inventory of the core to be returned. We adjust this “core liability” based on customer return trends and consideration of current inventory values. Actual customer returns that exceed our estimates and reductions in core inventory values could each result in changes to our estimate of core liabilities. Core liabilities were $8.7 million at December 31, 2013. We generally limit the number of cores returned by customers to the number of similar remanufactured cores previously shipped to each customer.

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

Goodwill and intangible assets

Goodwill represents the excess of the reorganization value assigned by the Bankruptcy Court upon our emergence from bankruptcy on December 6, 2007, over the net assets' fair value as determined in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 852, Reorganizations. The balance at December 31, 2013 was $271.4 million, or 24.3% of total consolidated assets. Indefinite-lived intangible assets, consisting of trade names, were stated at estimated fair value as a result of fresh-start reporting, and have a carrying value of $48.2 million as of December 31, 2013.

In accordance with FASB ASC Topic 350, Intangibles-Goodwill and Other, we perform impairment testing of goodwill and indefinite-lived intangible assets on at least an annual basis. To test goodwill for impairment, we estimate the fair value of each reporting unit and compare the fair value to the carrying value. If the carrying value exceeds the fair value, then a possible impairment of goodwill exists and requires further evaluation. Fair values are based on guideline company multiples and the cash flows projected in the reporting units' strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. The projected profit margin assumptions included in the plans are based on the current cost structure, anticipated price givebacks provided to our customers and cost reductions/increases. If different assumptions were used in these plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be required to be recorded.

Based on the results of the annual impairment review in the fourth quarter of 2013, we determined that the fair value of each of our reporting units with goodwill significantly exceeded the carrying value of the assets. A hypothetical 10% decrease to the fair value of each our reporting units with goodwill would not have triggered an impairment of goodwill. Impairment of goodwill may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors.

We also performed our annual impairment analysis for our indefinite-lived trademarks in the fourth quarter of 2013, using a quantitative assessment, and concluded that no impairment existed as of the testing date. For our indefinite-lived intangible assets, our fair value analysis was based on a relief from royalty methodology utilizing the projected future revenues, and applying a royalty rate based on similar arm's length licensing transactions for the related margins. In the third quarter of 2011, we fully impaired our defined-life intangible trade name by $5.6 million. The impairment was the result of a change in revenue being generated by the products sold under our trade name to products sold under our customer's private label brand. Definite-lived intangible assets have been stated at estimated fair value as a result of fresh-start reporting. The values of other intangible assets with determinable useful lives are amortized on a basis to reflect the pattern of economic benefit consumed. Certain amortization of intangibles associated with specific aftermarket customers is recorded as a reduction of sales.

See Note 7 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information on goodwill and other intangible assets.

Warranty

We provide certain warranties relating to quality and performance of our products. An allowance for the estimated future cost of product warranties and other defective product returns is based on management's estimates of product failure rates, customer eligibility and the costs of repair or exchange. The specific terms and conditions of the warranties vary depending upon the customer and the product sold. The allowance is recorded when revenues are recognized upon sale of the product. If product failure rates, our customers' return policies regarding their customers' returns or the cost of repair or exchange of returned items differ adversely from those assumed in management's estimates, revisions to the estimated warranty liability may be required, which could have an adverse effect on our financial results and condition. We recorded a warranty provision of $44.2 million and $36.3 million in our results of operations for 2013 and 2012, respectively, and our balance in accrued warranty was $30.8 million and $27.2 million as of December 31, 2013 and 2012, respectively.

Valuation allowances on deferred income tax assets

We review the likelihood that the Company will realize the benefit of its deferred tax assets and, therefore, the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining whether or not it is more likely than not that a valuation allowance is required, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include but are not limited to: recent adjusted historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded.

In performing our analysis of whether a valuation allowance is required, we utilize a rolling twelve quarters of pre-tax book results adjusted for significant permanent book to tax differences as a measure of cumulative results in recent years. In certain states in the United States and Non-U.S. jurisdictions, our analysis indicates that we have cumulative three year historical losses on this basis. This is considered significant negative evidence which is difficult to overcome. Therefore, we maintain a valuation allowance in those jurisdictions. However, the three year loss position is not solely determinative and, accordingly, management considers all other available positive and negative evidence in its analysis.

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

During 2012, as part of our review in determining the need for a valuation allowance, we assessed the potential release of existing valuation allowances. Based upon this assessment during the third quarter of 2012, the valuation allowance previously recorded against the net deferred tax assets in the United States has been reversed resulting in a discrete income tax benefit of $84.7 million during the third quarter of 2012. Our conclusion was based on cumulative three year pretax income for United States federal taxes, consecutive years of pretax income for United States federal taxes, and the anticipation of continuing profitability based on existing contractual arrangements which are expected to produce more than enough taxable income to realize the deferred tax assets based on existing sales prices and cost structure and our current Internal Revenue Code Section 382 limitations. As of December 31, 2012, the Company has retained a valuation allowance of approximately $5.6 million on certain United States deferred tax assets. If a release of the remaining U.S. valuation allowance occurs, it will have a significant impact on net income in the period in which it occurs.

At December 31, 2013, the Company has retained a valuation allowance of approximately $5.0 million on certain United States tax credits. During 2013, there was a release of a valuation allowance in the amount of $2.7 million due to the expiration of a capital loss which had a full valuation allowance. During 2013, an increase of $2.1 million was made to the United States valuation allowance against the utilization of state tax credits.

During 2013 and 2012, the Company concluded that certain Non-U.S. locations no longer needed a valuation allowance and recorded the release of $2.7 million and $4.7 million, respectively, of valuation allowance, which was recognized as an income tax benefit. The release was due to either effects of the change in tax law or the three year cumulative and consecutive year income before tax for certain foreign tax jurisdictions as well as anticipation of continuing profitability.

As of December 31, 2013 we have recorded a valuation allowance of $11.9 million on deferred tax assets of $110.6 million. If such a release of the valuation allowance occurs, it will have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

Income taxes

We currently pay taxes in the United States and certain jurisdictions outside the United States. We do not currently pay taxes in certain jurisdictions, either due to current operating losses or the use of tax loss carryforwards that are recorded in our consolidated financial statements as deferred income tax assets. As of December 31, 2013, we had U.S. federal tax loss carryforwards in the amount of $101.5 million, research and development credit carryforwards for federal and state purposes of $12.9 million, and Non-U.S. tax loss carryforwards in the amount of $63.7 million. Pursuant to Internal Revenue Code Section 382, the United States tax losses are limited to approximately $10.6 million use in any one year of the pre-bankruptcy net operating loss carryforward and credit equivalents in our federal income tax return.

Certain tax loss carryforwards are required to be utilized within a certain time period or the loss is forfeited. The federal tax loss carryforwards for the United States expire between 2023 and 2026, the research and development credit carryforwards for federal and state purposes expire between 2017 and 2030, while the tax loss carryforwards for the Non-U.S. jurisdictions expire between 2015 and 2022. We have $51.9 million of Non-U.S. tax loss carryforwards which have no expiration. We have recorded a valuation allowance against the deferred tax assets related to certain of these loss carryforwards. The use of tax loss carryforwards reduces future taxable income and cash taxes.

Our effective tax rate for the years ended December 31, 2013 and 2012, was 33.1% and (101.5)%, respectively. These rates differ from the U.S. statutory rate mainly due to non-deductible expenses, income earned in various Non-U.S. jurisdictions, and changes in valuation allowances. We anticipate our effective tax rate for 2014 will be below the U.S. statutory rate. Our effective rate may vary due to income earned in various jurisdictions and changes in valuation allowances.

Mexico Tax Reform - Remy conducts certain of its Mexican operations primarily through the maquiladora regime, which has historically provided certain tax benefits. Mexican tax reform legislation was enacted on December 11, 2013 and became effective on January 1, 2014 resulting in an increase of the statutory tax rate and changes to the VAT rules that apply to these operations. The legislation also enacted limitations on certain deductions, but an executive order issued on December 26, 2013 substantially eliminated the impact of these limitations on the maquiladora regime. The Company does not expect the changes resulting from this legislation to have a material impact on our results from operations or financial condition.

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

Foreign currency exchange rate risk

We use derivative financial instruments to manage foreign currency exchange rate risks. We use forward contracts and, to a lesser extent, option collar transactions to protect our cash flow from adverse movements in exchange rates. We review foreign currency exposures monthly, and we consider any natural offsets before entering into a derivative financial instrument. See Note 4 of notes to consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information on outstanding foreign currency contracts as of December 31, 2013 and 2012.

Interest rate risk

We are subject to interest rate risk in connection with the issuance of variable-rate debt. To manage interest costs and as required by our loan covenants, we use interest rate swap agreements to exchange variable-rate interest payment obligations for fixed rates for a period of three years. Our exposure to interest rate risk arises primarily from changes in LIBOR. As of December 31, 2013, approximately 99.3% of our total debt was at variable interest rates (or 51.2%, when considering the effect of the interest rate swaps), as compared to 98.9% (or 52.1%, when considering the effect of the interest rate swaps) as of December 31, 2012.

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

Sensitivity analysis

We use a sensitivity analysis model to calculate the fair value, cash flows or statement of operations impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we use applicable forward rates in effect as of December 31, 2013 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analysis does not reflect any potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

(in thousands)	Assuming a 10% increase in rates	Assuming a 10% decrease in rates	Change in

Market Risk
Foreign Currency Rate Sensitivity:
Forwards(1)
Short US $	$(7,513)	$7,513	Fair Value
Long US $	$8,632	$(8,632)	Fair Value
Short EUR €	$(2,037)	$2,037	Fair Value
Short GBP £	$(606)	$606	Fair Value
Debt(2)
Foreign currency denominated	$237	$(237)	Fair Value
Interest Rate Sensitivity:
Debt
Variable rate	$395	$(395)	Fair Value
Swaps
Pay fixed/receive variable	*	*	Earnings
Commodity Price Sensitivity:
Forward contracts	$4,647	$(4,647)	Fair Value

(1)
Calculated using underlying positions assuming a 10% change in the value of the U.S. dollar vs. foreign currencies. For the Short EUR and Short GBP, we utilized a 10% change in the value of the Euro vs. foreign currencies.

(2)	Calculated using a 10% change in the value of the foreign currency.

*
A hypothetical change in interest rates of 10% from the current spot rate would have an immaterial impact as increases or decreases in the swap liability would be offset by a corresponding increase or decrease in the asset value of our interest rate floor of 1.25%.

Part II

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Remy International, Inc.

We have audited the accompanying consolidated balance sheets of Remy International, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15, Schedule II, of form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Remy International, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Remy International, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana

February 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Remy International, Inc.

We have audited Remy International, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Remy International, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Remy International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Remy International, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana

February 27, 2014

Remy International, Inc.
Consolidated balance sheets

	As of December 31,
(In thousands, except share information)	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$114,884	$111,733
Trade accounts receivable (less allowances of $1,583 and $1,931)	191,548	170,637
Other receivables	21,023	17,203
Inventories	159,340	158,936
Deferred income taxes	36,329	36,315
Prepaid expenses and other current assets	11,151	15,431
Total current assets	534,275	510,255
Property, plant and equipment	249,326	227,955
Less accumulated depreciation and amortization	(103,715)	(86,072)
Property, plant and equipment, net	145,611	141,883
Deferred financing costs, net of amortization	3,802	4,867
Goodwill	271,418	271,418
Intangibles, net	89,909	99,329
Other noncurrent assets	72,040	73,463
Total assets	$1,117,055	$1,101,215

Liabilities and Equity:
Current liabilities:
Short-term debt	$2,369	$9,098
Current maturities of long-term debt	3,392	3,470
Accounts payable	168,491	155,407
Accrued interest	92	112
Accrued restructuring	1,026	3,679
Other current liabilities and accrued expenses	110,179	108,157
Total current liabilities	285,549	279,923
Long-term debt, net of current maturities	293,835	284,475
Postretirement benefits other than pensions	1,628	1,969
Accrued pension benefits	19,103	31,762
Deferred income taxes	1,000	2,390
Other noncurrent liabilities	24,783	29,188

Equity:
Remy International, Inc. stockholders' equity:
Common stock, par value of $0.0001; 31,981,544 shares outstanding at December 31, 2013, and 31,865,008 shares outstanding at December 31, 2012	3	3
Treasury stock, at cost; 267,924 treasury shares at December 31, 2013, and 133,467 treasury shares at December 31, 2012	(1,477)	(229)
Additional paid-in capital	320,687	323,912
Retained earnings	213,418	186,483
Accumulated other comprehensive loss	(41,474)	(50,307)
Total Remy International, Inc. stockholders' equity	491,157	459,862
Noncontrolling interest	—	11,646
Total equity	491,157	471,508
Total liabilities and equity	$1,117,055	$1,101,215
See accompanying notes to consolidated financial statements.

Remy International, Inc.
Consolidated statements of operations

	Years ended December 31,
(In thousands, except per share amounts)	2013	2012	2011
Net sales	$1,118,580	$1,133,547	$1,194,953
Cost of goods sold	895,610	895,843	925,052
Gross profit	222,970	237,704	269,901
Selling, general, and administrative expenses	134,413	129,520	139,685
Intangible asset impairment charges	—	—	5,600
Restructuring and other charges	4,066	10,271	3,572
Operating income	84,491	97,913	121,044
Interest expense–net	19,957	27,757	30,900
Loss on extinguishment of debt and refinancing fees	4,256	—	—
Income before income taxes	60,278	70,156	90,144
Income tax expense (benefit)	19,924	(71,229)	14,813
Net income	40,354	141,385	75,331
Less net income attributable to noncontrolling interest	659	2,774	3,445
Net income attributable to Remy International, Inc.	39,695	138,611	71,886
Preferred stock dividends	—	—	(2,114)
Loss on extinguishment of preferred stock	—	—	(7,572)
Net income attributable to common stockholders	$39,695	$138,611	$62,200

Basic earnings per share:
Earnings per share	$1.27	$4.53	$2.14
Weighted average shares outstanding	31,207	30,616	29,096
Diluted earnings per share:
Earnings per share	$1.26	$4.47	$2.10
Weighted average shares outstanding	31,388	30,990	29,674
Dividends declared per common share	$0.40	$0.30	$—
See accompanying notes to consolidated financial statements.

Remy International, Inc.
Consolidated statements of comprehensive income

	Years ended December 31,
(In thousands)	2013	2012	2011

Net income	$40,354	$141,385	$75,331
Other comprehensive income (loss):
Foreign currency translation adjustments	1,955	2,799	(4,309)
Currency forward contracts, net of tax	(906)	12,939	(10,225)
Commodity contracts, net of tax	(16)	2,542	(14,464)
Interest rate swap contract, net of tax	886	—	—
Employee benefit plans, net of tax	7,114	(2,822)	(15,002)
Total other comprehensive income (loss), net of tax	9,033	15,458	(44,000)
Comprehensive income	49,387	156,843	31,331
Less: Comprehensive income attributable to noncontrolling interest	659	2,774	3,445
Less: Other Comprehensive income attributable to noncontrolling interest- foreign currency translation	200	35	373
Comprehensive income attributable to Remy International, Inc.	$48,528	$154,034	$27,513
See accompanying notes to consolidated financial statements.

Remy International, Inc.
Consolidated statements of changes in stockholders' equity

(In thousands)	Common stock	Treasury stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total Remy International, Inc. stockholders' equity	Non-controlling interest
Balances at December 31, 2010	$1	$—	$103,932	$(14,453)	$(21,357)	$68,123	$9,350
Net income				75,331		75,331	3,445
Less net income attributable to noncontrolling interest				(3,445)		(3,445)
Foreign currency translation					(4,682)	(4,682)	373
Unrealized losses on derivative instruments, net of tax					(24,689)	(24,689)
Defined benefit plans, net of tax					(15,002)	(15,002)
Total comprehensive income						27,513	3,818
Issuance of common stock, net of proceeds	2		215,710			215,712
Reclassification of restricted stock award to liability award			(39)			(39)
Less distribution to noncontrolling interest						—	(4,331)
Stock-based compensation			6,884			6,884
Preferred stock dividends			(2,114)			(2,114)
Loss on extinguishment of preferred stock			(7,572)			(7,572)
Balances at December 31, 2011	3	—	316,801	57,433	(65,730)	308,507	8,837
Net income				141,385		141,385	2,774
Less net income attributable to noncontrolling interest				(2,774)		(2,774)
Foreign currency translation					2,764	2,764	35
Unrealized gains on derivative instruments, net of tax					15,481	15,481
Defined benefit plans, net of tax					(2,822)	(2,822)
Total comprehensive income						154,034	2,809
Purchase of treasury stock		(229)				(229)
Reclassification of restricted stock award to liability award			(150)			(150)
Stock-based compensation			7,261			7,261
Common stock dividends				(9,561)		(9,561)
Balances at December 31, 2012	3	(229)	323,912	186,483	(50,307)	459,862	11,646
Net income				40,354		40,354	659
Less net income attributable to noncontrolling interest				(659)		(659)
Foreign currency translation					1,755	1,755	200
Unrealized losses on derivative instruments, net of tax					(36)	(36)
Defined benefit plans, net of tax					7,114	7,114
Total comprehensive income						48,528	859
Purchase of treasury stock		(1,248)				(1,248)
Reclassification of restricted stock award to liability award			(1,026)			(1,026)
Stock-based compensation			6,561			6,561
Excess tax benefits from stock-based compensation			428			428
Common stock dividends				(12,760)		(12,760)
Purchase of and distributions to noncontrolling interest			(9,188)			(9,188)	(12,505)
Balances at December 31, 2013	$3	$(1,477)	$320,687	$213,418	$(41,474)	$491,157	$—
See accompanying notes to consolidated financial statements.

Remy International, Inc.
Consolidated statements of cash flows

	Years ended December 31,
(In thousands)	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$40,354	$141,385	$75,331
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	33,770	38,060	35,252
Amortization of debt issuance costs and original issue discount	1,122	1,773	1,800
Stock-based compensation	6,561	7,261	6,884
Loss on extinguishment of debt and refinancing fees	4,256	—	—
Intangible asset impairment charges	—	—	5,600
Deferred income taxes	3,720	(88,967)	(2,845)
Accrued pension and postretirement benefits, net	(1,606)	(3,056)	(4,311)
Restructuring and other charges	4,066	10,271	3,572
Cash payments for restructuring charges	(6,719)	(6,957)	(1,237)
Other	(1,353)	(2,747)	(1,469)
Changes in operating assets and liabilities, net of restructuring charges:
Accounts receivable	(23,104)	20,534	210
Inventories	259	(5,732)	(10,708)
Accounts payable	9,210	(1,032)	(4,705)
Other current assets and liabilities, net	7,607	(21,437)	(15,027)
Other noncurrent assets and liabilities, net	(18,236)	(23,581)	(18,800)
Net cash provided by operating activities	59,907	65,775	69,547
Cash Flows from Investing Activities:
Net proceeds on sale of assets	599	268	—
Purchases of property, plant and equipment	(21,830)	(24,467)	(21,167)
Government grant proceeds related to capital expenditures	—	1,485	2,186
Net cash used in investing activities	(21,231)	(22,714)	(18,981)
Cash Flows from Financing Activities:
Change in short-term debt and revolver	(6,685)	(5,738)	(25,233)
Proceeds from issuance of long-term debt	299,250	—	—
Payments made on long-term debt, including capital leases	(290,861)	(10,403)	(3,347)
Purchase of and distributions to noncontrolling interest	(21,771)	—	(4,331)
Net proceeds from common stock rights offering	—	—	122,177
Dividend payments on preferred stock	—	—	(37,399)
Cash payments on redemption of preferred stock	—	—	(44,869)
Purchase of treasury stock	(1,248)	(229)	—
Dividend payments on common stock	(12,669)	(9,226)	—
Debt issuance costs	(3,476)	—	(141)
Other	428	143	—
Net cash (used in) provided by financing activities	(37,032)	(25,453)	6,857
Effect of exchange rate changes on cash and cash equivalents	1,507	2,441	(3,253)
Net increase in cash and cash equivalents	3,151	20,049	54,170
Cash and cash equivalents at beginning of period	111,733	91,684	37,514
Cash and cash equivalents at end of period	$114,884	$111,733	$91,684

Supplemental information:
Noncash investing and financing activities
Purchases of property, plant and equipment in accounts payable	$3,851	$2,338	$4,252
Purchases of property, plant and equipment with capital lease	$56	$939	$—
See accompanying notes to consolidated financial statements.

Remy International, Inc.
Notes to consolidated financial statements

1. Description of the business

Business
Remy International, Inc. (together with its subsidiaries, “we”, “our”, “us”, “Remy” or the “Company”) is a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles. We sell our products worldwide primarily under the “Delco Remy”, “Remy”, “World Wide Automotive”, and "USA Industries" brand names and our customers' widely recognized private label brand names. Our products include new and remanufactured, light-duty and heavy-duty starters and alternators for both original equipment and aftermarket applications, hybrid power technology, and multi-line products, such as constant velocity ("CV") axles, disc brake calipers, and steering gears. These products are principally sold or distributed to original equipment manufacturers (“OEMs”) for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. We sell our products principally in North America, Europe, Latin America and Asia-Pacific.

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

On August 14, 2012, Fidelity National Special Opportunities, Inc., a wholly-owned subsidiary of Fidelity National Financial, Inc. or "FNF," a leading provider of title insurance, mortgage services and restaurant and diversified services, purchased additional shares of our common stock, thereby increasing its ownership position in us above 50%. As a result, FNF began consolidating our financial results in the third quarter of 2012. As of December 31, 2013 and 2012, FNF held a 51% ownership interest in us, respectively, comprised of 16,342,508 shares of our common stock. Additionally, FNF and related subsidiaries participated in our Amended and Restated Term B Loan Credit Agreement on March 5, 2013 and held $29,700,000 principal amount of our Amended and Restated Term B loan as of December 31, 2013. FNF and related subsidiaries held $28,698,000 of the principal amount of our Term B Loan as of December 31, 2012.

As of December 31, 2011, FNF held a 47% ownership interest in Remy, comprised of 14,805,195 shares of our common stock. Additionally, FNF and related subsidiaries held $29,700,000 principal amount of our Term B Loan as of December 31, 2011.

During the year ended December 31, 2011, FNF acquired an additional 9,870,130 shares of our common stock in our rights offering. In connection with the rights offering, FNF exchanged 42,359 shares of our Series A and Series B preferred shares and board members exchanged 565 shares of our Series B preferred shares for common stock. The remaining 435 shares of Series B preferred shares owned by the board members were redeemed on January 31, 2011.

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The consolidated financial statements include the accounts of Remy International, Inc., all wholly-owned subsidiaries, and any partially-owned subsidiary that we have the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated. Investments in companies in which we hold an ownership interest of 20% to 50% over which we exercise significant influence are accounted for by the equity method. Currently, we account for all 20% to 50% owned entities under the equity method. Investments in companies in which we hold an ownership interest of less than 20% are accounted for on the cost basis. Such investments were not material at December 31, 2013 and 2012. All significant intercompany accounts and transactions have been eliminated.

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

Accounting for remanufacturing operations

Core deposits

Remanufacturing is the process where failed or used components, commonly known as cores, are disassembled into subcomponents, cleaned, inspected, tested, combined with new subcomponents and reassembled into saleable, finished products. With many customers, a deposit is charged for the core. Upon return of a core, we grant the customer a credit based on the core deposit value. Deposits charged by us totaled $91,318,000, $87,866,000, and $113,670,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Core deposits are excluded from revenue. We generally limit core returns to the quantity of similar, remanufactured cores previously sold to the customer.

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

In addition, we received various grants and subsidies from foreign jurisdictions during the three year period ended December 31, 2013. The amounts recognized in the accompanying consolidated statements of operations as government grants were as follows:

(In thousands)	2013	2012	2011
Reduction of cost of goods sold	$2,427	$4,820	$5,529
Reduction of selling, general, and administrative expenses	$743	$6,491	$7,691

We had deferred revenue of $6,283,000 and $7,414,000 related to government grants as of December 31, 2013 and 2012, respectively.

Research and development

We conduct research and development programs that are expected to contribute to future earnings. Such costs are included in selling, general and administrative expenses in the consolidated statements of operations. Company-funded research and development expenses were approximately $15,543,000, $26,004,000, and $26,548,000, for the years ended December 31, 2013, 2012, and 2011, respectively. The decrease in research and development programs in 2013 correlate with the end of the DOE grant in December 2012 as noted above.

Customer-funded research and development expenses, recorded as an offset to research and development expense in selling, general and administrative expenses, were approximately $969,000, $967,000, and $405,000, for the years ended December 31, 2013, 2012, and 2011, respectively.

Cash and cash equivalents

All cash balances and highly liquid investments with maturities of ninety days or less when acquired are considered cash and cash equivalents. The carrying amount of cash equivalents approximates fair value.

Trade accounts receivable and allowance for doubtful accounts

Trade accounts receivable is stated at net realizable value, which approximates fair value. Substantially all of our trade accounts receivable are due from customers in the original equipment and aftermarket automotive industries, both domestically and internationally. Trade accounts receivable include notes receivables of $27,154,000 and $29,091,000 as of December 31, 2013 and 2012, respectively. Trade accounts receivable is reduced by an allowance for amounts that are expected to become uncollectible in the future and for disputed items. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for doubtful customer accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is developed based on several factors including customers' credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Foreign currency translation

Each of our foreign subsidiaries' functional currency as of December 31, 2013, is its local currency, with the exception of our subsidiaries in Mexico, for which the U.S. dollar is the functional currency since substantially all of the purchases and sales are denominated in U.S. dollars, and in Hungary, for which the Euro is the functional currency as substantially all of the purchases and sales are denominated in Euro. Financial statements of foreign subsidiaries for which the functional currency is their local currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and at the average exchange rate for each year for revenue and expenses. Translation adjustments are recorded as a separate component of stockholders' equity and reflected in other comprehensive income (loss) (“OCI”). For each of our foreign subsidiaries, gains and losses arising from transactions denominated in a currency other than the functional currency are included in the accompanying consolidated statements of operations. We evaluate our foreign subsidiaries' functional currency on an ongoing basis.

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

Earnings per share

Basic earnings per share are calculated by dividing net income attributable to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares and related adjustment to net income attributable to common stockholders related to all potentially dilutive securities. For the years ended December 31, 2013, 2012 and 2011, in applying the treasury stock method, equivalent shares of unvested restricted stock and restricted stock units of 181,603, 374,288 and 578,288, respectively, were included in the weighted average shares outstanding in the diluted calculation. Anti-dilutive stock options of 218,050 were excluded from the calculation of dilutive earnings per share for the year ended December 31, 2013.

Stock-based compensation

We account for stock-based compensation plans using the fair value method. Using the fair value method of accounting, compensation expense is measured based on the fair value of the award at the grant date, using the Black-Scholes Model for stock options and the fair market value of our common stock for restricted stock, and recognized straight line over the service period. Performance awards are adjusted for the estimated percentage attainment related to those awards granted with performance conditions.

Restricted stock unit awards that are to be settled in cash are subject to liability accounting. Accordingly, the fair value for such awards are calculated each reporting period based on our most recent closing stock price. As such, the liability is adjusted, and expense is recognized, based on changes to the fair value and the percentage of time vested.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. ASU No. 2012-02 is effective for annual reporting periods beginning on or after September 15, 2012 and interim periods within those annual periods. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

New accounting pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain limited exceptions. ASU 2013-11 is effective for annual reporting periods beginning on or after December 15, 2013 and interim periods within those annual periods with earlier adoption permitted. This guidance is effective January 1, 2014. ASU 2013-11 should be applied prospectively with retroactive application permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in FASB ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and liabilities remeasured and disclosed at fair value on a recurring basis as of December 31, 2013 and 2012, are set forth in the table below:

	As of December 31, 2013			As of December 31, 2012
(In thousands)	Asset/ (liability)	Level 2	Valuation technique	Asset/ (liability)	Level 2	Valuation technique
Interest rate swap contracts	$727	$727	C	$(2,218)	$(2,218)	C
Foreign exchange contracts	3,417	3,417	C	5,328	5,328	C
Commodity contracts	(1,333)	(1,333)	C	(1,315)	(1,315)	C

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

 The following table presents our defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2013:

(In thousands of dollars)	Total	Level 1	Valuation technique
U.S. Plans:
Interest-bearing cash and equivalents	$2,563	$2,563	A
Investments with Registered Investment Companies:
Fixed income securities	14,550	14,550	A
Equity securities	25,798	25,798	A
	42,911	42,911
Non U.S. Plans:
Interest-bearing cash and equivalents	6,417	6,417	A
Investments with Registered Investment Companies:
Fixed income securities	3,858	3,858	A
Equity securities	6,800	6,800	A
	17,075	17,075
Total	$59,986	$59,986

The following table presents our defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2012:

(In thousands of dollars)	Total	Level 1	Valuation technique
U.S. Plans:
Interest-bearing cash and equivalents	$2,329	$2,329	A
Investments with Registered Investment Companies:
Fixed income securities	12,838	12,838	A
Equity securities	22,732	22,732	A
	37,899	37,899
Non U.S. Plans:
Interest-bearing cash and equivalents	89	89	A
Investments with Registered Investment Companies:
Fixed income securities	3,792	3,792	A
Equity securities	5,569	5,569	A
	9,450	9,450
Total	$47,349	$47,349

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

As of December 31, 2013 and 2012, we had the following outstanding foreign currency contracts that were entered into to hedge forecasted purchases and revenues, respectively:

(In thousands)	Currency denomination as of December 31,
Foreign currency contract	2013	2012
South Korean Won Forward	$74,368	$55,546
Mexican Peso Contracts	$73,520	$66,674
Brazilian Real Forward	$11,427	$18,055
Hungarian Forint Forward	€14,416	€13,565
Great Britain Pound Forward	£3,735	£1,370

Accumulated unrealized net gains of $2,520,000 and $3,426,000 were recorded in AOCI as of December 31, 2013 and 2012, respectively. As of December 31, 2013, gains of $2,562,000 are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during the years ended December 31, 2013, 2012, and 2011, respectively was immaterial. The Mexican Peso contracts with 2011 settlements were undesignated hedges and the changes in the fair value were recorded as cost of goods sold in the consolidated statement of operations.

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

On March 27, 2013, we also entered into a designated interest rate swap agreement for $72,000,000 of the outstanding principal balance of our long term debt. Under the terms of the new interest rate swap agreement, we swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 2.75% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72,000,000, and is reduced by $187,500 quarterly from the effective date. This interest rate swap has been designated as a cash flow hedging instrument. Accumulated unrealized gains of $1,455,000, excluding the tax effect, were recorded in AOCI as of December 31, 2013, and there were none recorded as of December 31, 2012. As of December 31, 2013, no gains are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during the years ended December 31, 2013, 2012, and 2011, respectively was immaterial.

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

We had thirty-two commodity price hedge contracts outstanding at December 31, 2013, and thirty-six commodity price hedge contracts outstanding at December 31, 2012, with combined notional quantities of 6,368 and 6,566 metric tons of copper, respectively. These contracts mature within the next eighteen months. These contracts were designated as cash flow hedging instruments. Accumulated unrealized net losses of $1,319,000 and $1,288,000, excluding the tax effect, were recorded in AOCI as of December 31, 2013 and 2012, respectively. As of December 31, 2013, pre-tax losses of $1,511,000 are expected to be reclassified to the accompanying consolidated statement of operations within the next 12 months. Hedge ineffectiveness during the years ended December 31, 2013, 2012, and 2011, was immaterial.

Other

We present our derivative positions and any related material collateral under master netting agreements on a gross basis. We have entered into International Swaps and Derivatives Association agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require us to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of December 31, 2013, we have not posted any collateral to support its derivatives in a liability position.

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

	Asset derivatives			Liability derivatives
(In thousands)	Balance sheet location	December 31, 2013	December 31, 2012	Balance sheet location	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Commodity contracts	Prepaid expenses and other current assets	$257	$427	Other current liabilities and accrued expenses	$—	$2,009
Commodity contracts	Other noncurrent assets	195	267	Other noncurrent liabilities	1,785	—
Foreign currency contracts	Prepaid expenses and other current assets	3,630	5,537	Other current liabilities and accrued expenses	141	26
Foreign currency contracts	Other noncurrent assets	108	127	Other noncurrent liabilities	180	310
Interest rate swap contracts	Other noncurrent assets	1,455	—	Other noncurrent liabilities	—	—
Total derivatives designated as hedging instruments		$5,645	$6,358		$2,106	$2,345
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Prepaid expenses and other current assets	$—	$—	Other current liabilities and accrued expenses	$—	$2,218
Interest rate swap contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	728	—
Total derivatives not designated as hedging instruments		$—	$—		$728	$2,218

 The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the year ended December 31, 2013 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(3,987)	Cost of goods sold	$(3,956)	Cost of goods sold	$(54)
Foreign currency contracts	4,594	Cost of goods sold	5,751	Cost of goods sold	—
Interest rate swap contracts	1,455	Interest expense–net	—	Interest expense–net	—
	$2,062		$1,795		$(54)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap	Interest expense–net	$1,490

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the year ended December 31, 2012 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(5)	Cost of goods sold	$(4,043)	Cost of goods sold	$(7)
Foreign currency contracts	12,809	Cost of goods sold	(2,965)	Cost of goods sold	—
	$12,804		$(7,008)		$(7)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap contracts	Interest expense–net	$(466)

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the year ended December 31, 2011 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(7,722)	Cost of goods sold	$6,742	Cost of goods sold	$(91)
Foreign currency contracts	(7,567)	Cost of goods sold	2,658	Cost of goods sold	—
	$(15,289)		$9,400		$(91)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Foreign currency contracts	Cost of goods sold	$(2,213)
Interest rate swap contracts	Interest expense–net	$(1,659)

Concentrations of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of accounts receivable and cash investments. We require placement of cash in financial institutions evaluated as highly creditworthy. Our customer base includes global light and commercial vehicle manufacturers and a large number of retailers, distributors and installers of automotive aftermarket parts. Our credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. We conduct a significant amount of business with GM, Hyundai Motor Corporation ("Hyundai"), and three large automotive parts retailers. Net sales to these customers in the aggregate represented 48.3%, 50.1%, and 49.1% of consolidated net sales for the years ended December 31, 2013, 2012, and 2011, respectively.

GM represents our largest customer and accounted for approximately 16.2%, 20.7%, and 20.7% of our net sales for the years ended December 31, 2013, 2012, and 2011, respectively. Net sales to Hyundai accounted for approximately 10.4%, 8.8%, and 7.9% of our net sales for the year ended December 31, 2013, 2012, and 2011, respectively.

Accounts receivable factoring arrangements

We have entered into factoring agreements with various domestic, Korean and European financial institutions to sell our accounts receivable under nonrecourse agreements. These are treated as a sale. The transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any domestic accounts after the factoring has occurred. We do not have any servicing assets or liabilities. We utilize factoring arrangements as an integral part of financing for us. The cost of factoring such accounts receivable is reflected in the accompanying consolidated statements of operations as interest expense with other financing costs. The cost of factoring such accounts receivable for the years ended December 31, 2013, 2012, and 2011, was $5,710,000, $5,472,000 and $6,501,000, respectively. Gross amounts factored under these facilities as of December 31, 2013 and 2012, were $244,940,000 and $183,547,000, respectively. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition.

5. Inventories

Net inventories consisted of the following:

	As of December 31,
(In thousands)	2013	2012
Raw materials	$42,322	$47,972
Core inventory	36,581	31,191
Work-in-process	8,398	9,934
Finished goods	72,039	69,839
	$159,340	$158,936

Raw materials also include materials consumed in the manufacturing and remanufacturing process, but not directly incorporated into the finished products.

6. Property, plant and equipment

Property, plant and equipment consisted of the following:

	As of December 31,
(In thousands)	2013	2012
Land and buildings	$44,762	$43,272
Machinery and equipment	204,564	184,683
	$249,326	$227,955
Depreciation and amortization expense of property, plant, and equipment, including assets recorded under capital leases, for the years ended December 31, 2013, 2012, and 2011 was $19,107,000, $19,161,000, and $19,110,000, respectively.

7. Goodwill and other intangible assets
The following table represents the carrying value of other intangible assets:

	As of December 31, 2013			As of December 31, 2012
(In thousands)	Carrying value	Accumulated amortization	Net	Carrying value	Accumulated amortization	Net
Definite-life intangibles:
Intellectual property	$16,810	$4,583	$12,227	$14,370	$4,082	$10,288
Customer relationships	35,500	17,746	17,754	35,500	15,150	20,350
Customer contract	97,789	86,061	11,728	95,389	74,898	20,491
Total	150,099	108,390	41,709	145,259	94,130	51,129
Indefinite-life intangibles:
Trade names	48,200	—	48,200	48,200	—	48,200
Intangible assets, net	$198,299	$108,390	$89,909	$193,459	$94,130	$99,329
Goodwill	$271,418	$—	$271,418	$271,418	$—	$271,418

Intellectual property primarily consists of patent filing costs, purchases of intellectual property, and $9,000,000 assigned as a result of applying fresh-start accounting in 2007 for the value of trade secrets, patents, and regulatory approvals. The value assigned in fresh-start accounting is based on the relief from royalty method utilizing the forecasted revenue and applying a royalty rate based on similar arm's length licensing transactions. The weighted average useful life of intellectual property intangibles as of December 31, 2013 was 12.3 years. In 2013 and 2012, we added $2,440,000 and $1,665,000 of intellectual property, respectively, at cost with a weighted average life of approximately 15 years.

Customer relationships consist of $35,500,000 assigned during fresh-start in 2007 based on the value of our relationship with certain customers and the ability to generate future recurring income. The amortization period is 10 years based on an estimate of the remaining useful life.

Customer contract intangibles consist of the excess of the prices paid for the cores and inventory over fair value, and the value of any agreed support for new contracts with customers and $29,800,000 assigned as a result of applying fresh-start accounting in 2007 based on our contracts with certain customers and the associated revenue streams. The weighted average useful life of the customer contract intangibles is 4.0 years. During 2013, and 2012, we had additions of approximately $2,741,000 and $4,985,000, respectively, with a weighted average useful life of 4.0 years and 4.0 years, respectively, based on the estimated useful lives of the contracts. We do not typically assume a renewal or extension of the terms in determining the amortization period.

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

In the fourth quarter of 2013, 2012, and 2011, the Company performed our annual quantitative impairment analysis of goodwill, which indicated that the estimated fair value of each reporting unit substantially exceeded its corresponding carrying amount, and as such, no reporting unit was at risk of impairment. We also performed our annual impairment analysis for our indefinite-lived trademarks in the fourth quarter of 2013, 2012, and 2011 using a quantitative assessment, and concluded that no impairment existed as of the testing dates. In the third quarter of 2011, we fully impaired our defined-life intangible trade name by $5,600,000. The impairment was the result of a change in revenue being generated by the products sold under our trade name to products sold under our customer's private label brand. Our Level 3 estimated fair value analysis was based on a relief from royalty methodology utilizing the projected future revenues, and applying a royalty rate based on similar arm's length licensing transactions for the related margins. The intangible asset impairment was recorded in the accompanying consolidated statements of operations in “Intangible asset impairment charges.”

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

Definite-lived intangible assets are being amortized to reflect the pattern of economic benefit consumed. We do not assume any residual value in our intangible assets. Amortization expense of definite-lived intangibles for the years ended December 31, 2013, 2012, and 2011 was $14,663,000, $18,899,000, and $22,448,000, respectively. Estimated future amortization, in thousands, for intangibles with definite lives at December 31, 2013, is:

2014	$12,125
2015	7,315
2016	8,092
2017	9,665
2018	521

8. Other noncurrent assets

Other noncurrent assets primarily consisted of core return rights of $37,250,000 and noncurrent deferred tax assets of $22,113,000 as of December 31, 2013. Other noncurrent assets primarily consisted of core return rights of $33,908,000 and noncurrent deferred tax assets of $32,907,000 as of December 31, 2012.

9. Other current liabilities and accrued expenses

Other current liabilities and accrued expenses consist of the following:

	As of December 31,
(In thousands)	2013	2012
Accrued warranty	$27,083	$23,374
Accrued wages and benefits	20,016	18,531
Current portion of customer obligations	4,560	9,326
Rebates, stocklifts, discounts and returns	18,922	15,865
Current deferred revenue	2,270	2,882
Other	37,328	38,179
	$110,179	$108,157

Changes to our current and noncurrent accrued warranty were as follows:

	Years ended December 31,
(In thousands)	2013	2012	2011
Balance at beginning of period	$27,194	$30,278	$32,510
Provision for warranty	44,215	36,281	45,597
Payments and charges against the accrual	(40,628)	(39,365)	(47,829)
Balance at end of period	$30,781	$27,194	$30,278

10. Other noncurrent liabilities

Other noncurrent liabilities consist of the following:

	As of December 31,
(In thousands)	2013	2012
Customer obligations, net of current portion	$—	$3,689
Noncurrent deferred revenue	4,755	5,755
Other	20,028	19,744
	$24,783	$29,188

11. Debt

Borrowings under long-term debt arrangements, net of discounts, consisted of the following:

	As of December 31,
(In thousands)	2013	2012
Asset-Based Revolving Credit Facility, First Amendment- Maturity date of September 5, 2018	$—	$—
Term B Loan- Maturity date of December 17, 2016	—	284,892
Amended and Restated Term B Loan- Maturity date of March 5, 2020	295,001	—
Total Senior Credit Facility and Notes	295,001	284,892
Capital leases	2,226	3,053
Less current maturities	(3,392)	(3,470)
Long-term debt less current maturities	$293,835	$284,475

Future maturities of long-term debt outstanding at December 31, 2013, including capital lease obligations, and excluding original issue discount, in thousands, consist of the following:

2014	$3,392
2015	3,407
2016	3,421
2017	3,353
2018	3,255
Thereafter	282,398

On March 5, 2013, we entered into a First Amendment to our existing ABL Revolver Credit Agreement ("ABL First Amendment") to extend the maturity date of the Asset-Based Revolving Credit Facility ("ABL") from December 17, 2015 to September 5, 2018 and reduce the borrowing rate. The ABL First Amendment bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL First Amendment maintains the current availability at $95,000,000, but may be increased, under certain circumstances, by $20,000,000. The ABL First Amendment is secured by substantially all domestic accounts receivable and inventory. At December 31, 2013, the revolver balance was zero. Based upon the collateral supporting the ABL First Amendment, the amount borrowed, and the outstanding letters of credit of $2,535,000, there was additional availability for borrowing of $72,521,000 on December 31, 2013. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL First Amendment.

On March 5, 2013, we entered into a $300,000,000 Amended and Restated Term B Loan Credit Agreement (“Amended and Restated Term B Loan”) to refinance the existing $286,978,000 Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the borrowing rate. The Amended and Restated Term B Loan bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3.0% per year with an original issue discount of $750,000. The Amended and Restated Term B Loan also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Amended and Restated Term B Loan is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL First Amendment. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Amended and Restated Term B facility is subject to an excess cash flow calculation, which may require the payment of additional principal on an annual basis. As of December 31, 2013, the excess cash flow calculation was zero. At December 31, 2013, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%. As a result of the refinancing of our Term B Loan syndication, we recorded a loss on extinguishment of debt and refinancing fees of $4,256,000 during the quarter ended March 31, 2013.

As of December 31, 2013, the estimated fair value of our Amended and Restated Term B Loan was $300,157,000, which was $5,156,000 more than the carrying value. As of December 31, 2012, the estimated fair value of our previous Term B Loan was $290,029,000, which was $5,137,000 more than the carrying value. The Level 2 fair market values were based on established market prices as of December 31, 2013 and 2012. The fair value estimates do not necessarily reflect the values we could realize in the current markets. Because of their short-term nature or variable interest rate, we believe the carrying value for short-term debt and the revolving credit agreement closely approximates their fair value.

All credit agreements contain various covenants and representations that are customary for transactions of this nature. We are in compliance with all covenants as of December 31, 2013. The credit agreements contain various restrictive covenants, which include, among other things: (i) a maximum leverage ratio; (ii) a minimum interest coverage ratio; (iii) mandatory prepayments upon certain asset sales and debt issuances; and (iv) limitations on the payment of dividends in excess of a specified amount. The term loan also includes events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity.

Short-term debt

We have revolving credit facilities with four Korean banks with a total facility amount of approximately $17,057,000 of which $2,369,000 is borrowed at average interest rates of 3.46% at December 31, 2013. In Hungary, there are two revolving credit facilities with two separate banks for a total facility amount of approximately of $4,316,000 of which nothing is borrowed at December 31, 2013.

Capital leases

Capital leases have been capitalized using nominal interest rates ranging from 4.0% to 15.1% as determined by the dates we entered into the leases. We had assets under capital leases of approximately $3,050,000 at December 31, 2013 and approximately $3,883,000 at December 31, 2012, net of accumulated amortization.

12. Redeemable preferred stock

Series A Preferred Stock- As of December 31, 2010, 27,000 shares of Series A preferred stock, with a par value of $0.0001 per share, were issued and outstanding in the amount of $27,000,000, the liquidation preference amount. Preferred stockholders received a “Backstop Fee” of $500,000, which has been netted against the issuance proceeds. Series A preferred stockholders have no voting rights, except as defined in Exhibit A of the Amended and Restated Certificate of Incorporation as in effect on December 31, 2010. Dividends are cumulative whether or not declared by the board of directors and have been accrued in the amount of $739,000 for the year ended December 31, 2011.

Series B Preferred Stock- As of December 31, 2010, 60,000 shares of Series B preferred stock, with par value of $0.0001 per share, were issued and outstanding in the amount of $60,000,000, the liquidation preference amount. Preferred stockholders received a “Backstop Fee” of $1,200,000, which has been netted against the issuance proceeds. Series B preferred stockholders have no voting rights, except as defined in Exhibit B of the Amended and Restated Certificate of Incorporation as in effect on December 31, 2010. Dividends are cumulative whether or not declared by the board of directors and have been accrued in the amount of $1,375,000 for the year ended December 31, 2011.

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

On January 19, 2011, the Board of Directors declared a dividend of $37,246,000 on the shares of Series A and Series B preferred stock to stockholders of record on January 20, 2011, and issued a notice of redemption of the remaining Series A and Series B preferred stock. On January 31, 2011, we redeemed our outstanding shares of Series A and Series B preferred stock for $45,022,000, which included $5,872,000 premium of liquidation preference at redemption and accrued dividends of $153,000. In January 2011, we recorded a loss on extinguishment of our preferred stock shares of $7,572,000 related to the premium on liquidation preference at redemption and $1,700,000 related to the “Backstop Fees.”

13. Stockholders' equity

Common stock

On December 12, 2012, we amended our Amended and Restated Certificate of Incorporation. The amendment authorizes the Company to issue 280,000,000 shares, consisting of 240,000,000 shares of common stock, par value
$0.0001 per share, and 40,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2013, there are 31,981,544 common stock shares outstanding and no preferred stock shares outstanding.

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

Treasury stock

During 2013, we withheld 67,087 shares at cost, or $1,248,000, to satisfy tax obligations for vesting of restricted stock granted to our employees under the Remy International, Inc. Omnibus Incentive Plan, or "Omnibus Incentive Plan". During 2012, we withheld 15,276 shares at cost, or $229,000, to satisfy tax obligations for our Employee Stock Purchase Plan and certain vesting of restricted stock under the Omnibus Incentive Plan.

Dividend payment

Since May 2012, our Board of Directors have declared quarterly cash dividends of ten cents ($0.10) per share, and paid amounts totaling $12,669,000 and $9,226,000 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, a dividend payable of $425,000 and $335,000, respectively, was recorded for unvested restricted stock and is payable upon vesting.

On January 30, 2014, our Board of Directors declared a quarterly cash dividend of ten cents ($0.10) per share. The dividend will be payable in cash on February 28, 2014 to stockholders of record as of the close of business February 14, 2014.

14. Accumulated other comprehensive income (loss)

The following table discloses the changes in each component of accumulated other comprehensive income (loss), net of tax for the year ended December 31, 2013, 2012 and 2011 (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on currency hedges	Unrealized gains (losses) on commodity hedges	Interest rate swaps	Employee benefit plan adjustment	Accumulated other comprehensive income (loss)
Balances at December 31, 2010	$(17,942)	$712	$5,606	$(1,574)	$(8,159)	$(21,357)
Other comprehensive income (loss) before reclassifications	(4,682)	(8,014)	(7,813)	—	(12,682)	(33,191)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2,211)	(6,651)	—	(2,320)	(11,182)
Other comprehensive income (loss)	(4,682)	(10,225)	(14,464)	—	(15,002)	(44,373)
Balances at December 31, 2011	(22,624)	(9,513)	(8,858)	(1,574)	(23,161)	(65,730)
Other comprehensive income (loss) before reclassifications	2,764	10,277	76	—	(2,304)	10,813
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,662	2,466	—	(518)	4,610
Other comprehensive income (loss)	2,764	12,939	2,542	—	(2,822)	15,423
Balances at December 31, 2012	(19,860)	3,426	(6,316)	(1,574)	(25,983)	(50,307)
Other comprehensive income (loss) before reclassifications	1,755	3,495	(2,458)	886	6,284	9,962
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4,401)	2,442	—	830	(1,129)
Other comprehensive income (loss)	1,755	(906)	(16)	886	7,114	8,833
Balances at December 31, 2013	$(18,105)	$2,520	$(6,332)	$(688)	$(18,869)	$(41,474)

The following table discloses the effect of reclassifications of accumulated other comprehensive income on the accompanying consolidated statement of operations (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Years ended December 31,			Affected Line Item in the Statement Where Net Income is Presented
	2013	2012	2011
Gains (losses) on cash flow hedges:
Foreign currency contracts	$5,751	$(2,965)	$2,658	Cost of goods sold
Commodity contracts	(4,010)	(4,050)	6,651	Cost of goods sold
	1,741	(7,015)	9,309	Total before tax
	218	1,887	(447)	Tax benefit (expense)
	1,959	(5,128)	8,862	Net of tax

Amortization of employee benefit plan costs:
Prior service costs	$1,816	$1,674	$7,928	Selling, general and administrative expenses
Net actuarial loss	(3,187)	(795)	(5,608)	Selling, general and administrative expenses
	(1,371)	879	2,320	Total before tax
	541	(361)	—	Tax benefit (expense)
	(830)	518	2,320	Net of tax

Total reclassifications for the period	$1,129	$(4,610)	$11,182	Net of tax

15. Restructuring and other charges

We account for restructuring costs in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations, and FASB ASC Topic 712, Compensation - Nonretirement Postemployment Benefits. Restructuring costs consist of costs associated with business realignment and streamlining activities and entail exit costs such as lease termination costs, certain operating costs relating to closed leased facilities, employee severance and related costs, and certain other related costs. Such costs are recorded when the liability is incurred in accordance with the prescribed accounting at the then estimated amounts. These estimates are subject to the inherent risk of uncertainty in the estimation process, especially as to the accrual of future net rental charges on exited facilities. Subsequent changes to such estimates are recorded as restructuring charges in the year the change in the estimate is made.

Most of our restructuring activities over the last three years relate to management's ongoing plan for capacity realignment and streamlining of operations to meet the demands of the various markets we serve and the current economic conditions, and to make us more cost competitive. The restructuring activities primarily relate to the following categories:

•
Capacity alignment and streamlining of both our facilities and our workforce to become more cost competitive through consolidation of excess capacity, movement of operations to lower cost facilities, and reductions of our workforce;

•	Streamlining of our workforce in facilities that were not consolidated to become more cost competitive; and

•	Management realignment in efforts to simplify the structure.

Significant components of restructuring and other charges for the approved activities are (in thousands):

	Total expected costs	Expense incurred in			Estimated future expense
		Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011

2013 Activities
Severance	$1,756	$1,756	$—	$—	$—
Exit costs	692	692	—	—	—
	$2,448	$2,448	$—	$—	$—
2012 Activities
Severance	$4,533	$795	$3,738	$—	$—
Exit costs	1,479	823	410	—	246
Other charges	1,687	—	1,687	—	—
	$7,699	$1,618	$5,835	$—	$246
2011 Activities
Severance	$4,518	$—	$1,635	$2,883	$—
Exit costs	801	—	241	560	—
	$5,319	$—	$1,876	$3,443	$—

We intend to fund the future restructuring expenses from our existing revolver facility and funds generated from operations. Restructuring charges and asset impairments are as follows:

	Years ended December 31,
(In thousands)	2013	2012	2011
Severance and termination benefits	$2,551	$5,373	$2,995
Exit costs	1,515	651	577
Other charges	—	1,687	—
Asset impairments	—	2,560	—
Total restructuring and other charges	$4,066	$10,271	$3,572

During 2013, the severance charges and exit costs were related to the closure of our Mezokovesd, Hungary plant, restructuring actions in our China operations in association with our acquisition of our noncontrolling interest in our majority-owned Chinese joint venture (see Note 24), reductions in force in our North American facilities, and lease termination costs.

During 2012, the restructuring charges related to reductions in force related to further management realignment, the closure of our Matehuala, Mexico facility and Europe operations, and exit costs related to our Mexico, Europe and Virginia facilities. During the second quarter of 2012, the company engaged a consulting firm to assist in the analysis of the North America operations. The other charges are related to these consulting fees and other related expenses. The fixed asset impairment charges primarily relate to the closure of our facilities in Matehuala, Mexico and Mezokovesd, Hungary. These impairment charges for our land and buildings for the anticipated closure of our Mezokovesd, Hungary facility were based on real estate appraisals based on Level 3 fair value. Machinery and equipment impairment was based on estimated salvage values for equipment based on Level 3 fair value approach.

During 2011, restructuring charges for severance costs related to a management realignment, reductions in force in both Europe and the United States, and exit costs in Europe and continued consolidation of our North American facilities, including the closure of our operations in Virginia.

Accrued restructuring

The following table summarizes the activity in our restructuring accrual:

(In thousands)	Termination benefits	Exit costs	Other charges	Total
Accrual at January 1, 2012	$2,539	$386	$—	$2,925
Provision in 2012	5,373	651	1,687	7,711
Payments in 2012	(4,339)	(931)	(1,687)	(6,957)
Accrual at December 31, 2012	3,573	106	—	3,679
Provision in 2013	2,551	1,515	—	4,066
Payments in 2013	(5,143)	(1,576)	—	(6,719)
Accrual at December 31, 2013	$981	$45	$—	$1,026

During 2014, we expect to pay substantially all of the termination benefits and the majority of the exit costs accrued as of December 31, 2013.

16. Income taxes

Income before income taxes was taxed in the following jurisdictions:

	Years ended December 31,
(In thousands)	2013	2012	2011
U.S.	$25,815	$46,078	$45,053
Non-U.S.	34,463	24,078	45,091
	$60,278	$70,156	$90,144

The following is a summary of the components of the provision for income tax expense (benefit):

	Years ended December 31,
(In thousands)	2013	2012	2011
Current:
Federal	$764	$5,637	$1,798
State and local	(215)	1,078	804
Non-U.S.	15,655	11,023	14,230
Deferred:
Federal	8,332	(70,643)	(1,527)
State and local	1,352	(13,076)	(179)
Non-U.S.	(5,964)	(5,248)	(313)
Income tax expense (benefit)	$19,924	$(71,229)	$14,813

For the year ended December 31, 2013, the U.S. federal and state deferred tax expense relates to the utilization of net operating loss carryforwards, R&D credits and alternative minimum tax credits. For the year ended December 31, 2012, the U.S. federal and state deferred tax expense relates to the utilization of net operating loss carryforwards and a release of the valuation allowance. For the year ended December 31, 2011, the U.S. federal and state deferred tax expense relates to goodwill amortization for tax purposes creating tax loss carryforwards to which a full valuation allowance has been recorded.

A reconciliation of income taxes at the United States federal statutory rate to the effective income tax rate follows:

	Years ended December 31,
	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of Federal tax benefit, if applicable	(0.4)	(0.2)	0.6
Permanent items and other	5.7	9.3	2.2
Non-U.S. operations	(1.7)	2.4	2.4
Goodwill	—	—	0.7
Valuation allowance changes affecting the provision	(5.5)	(148.0)	(24.5)
Effective income tax rate	33.1%	(101.5)%	16.4%

The following table summarizes the total provision for income taxes by component:

	Years ended December 31,
(In thousands)	2013	2012	2011
Income tax expense (benefit)	$19,924	$(71,229)	$14,813
Allocated to other comprehensive income (loss):
Financial instruments	(303)	4,331	(2,044)
Pensions	(4,196)	(599)	—

 The following is a summary of the significant components of our deferred income tax assets and liabilities.

	As of December 31,
(In thousands)	2013	2012
Deferred tax assets:
Restructuring charges	$289	$245
Employee benefits	11,472	14,394
Inventories	2,875	2,042
Warranty	10,194	9,714
Alternative minimum tax and other credits	16,356	17,118
Net operating loss carryforwards	55,855	65,039
Customer contracts & other intangibles	1,428	388
Rebates, stock, discounts and returns	5,898	4,814
Unrealized gain/(loss) on financial instruments	1,150	1,382
Other	5,062	8,453
Total deferred tax assets	110,579	123,589
Valuation allowance	(11,917)	(16,044)
Deferred tax assets, net of valuation allowance	98,662	107,545
Deferred tax liabilities:
Depreciation	(3,462)	(2,088)
Goodwill and other intangibles	(8,371)	(10,936)
Trade names	(18,846)	(18,846)
Other	(10,704)	(10,375)
Total deferred tax liabilities	(41,383)	(42,245)
Net deferred tax asset	$57,279	$65,300

At December 31, 2013, we had unused U.S. federal net operating loss carryforwards of approximately $101,500,000 that expire during 2023 through 2026. Pursuant to Internal Revenue Code Section 382, we are limited to approximately $10,555,000 use in any one year of the pre-bankruptcy net operating loss carryforward and credit equivalents in our federal income tax return. We also had unused U.S. alternative minimum tax credit carryforwards of $3,256,000 that may be carried forward indefinitely. In addition, we had research and development credit carry forwards for federal and state purposes of $12,893,000 that will expire during 2017 through 2030.

At December 31, 2013, and 2012, we had unused Non-U.S. loss carryforwards totaling $63,728,000 and $54,576,000, respectively. No Non-U.S. net operating loss carryforwards will expire during 2014, foreign net operating loss carryforwards totaling $11,867,000 will expire during 2015 through 2022, and foreign net operating loss carryforwards totaling $51,861,000 have no expiration.

We review the likelihood that the Company will realize the benefit of its deferred tax assets and, therefore, the need for valuation allowances on a quarterly basis, or more frequently if events indicate that a review is required. In determining whether or not it is more likely than not that a valuation allowance is required, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include but are not limited to: recent adjusted historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded.

In performing our analysis of whether a valuation allowance is required, we utilize a rolling twelve quarters of pre-tax book results adjusted for significant permanent book to tax differences as a measure of cumulative results in recent years. In certain states in the United States and foreign jurisdictions, our analysis indicates that we have cumulative three year historical losses on this basis. This is considered significant negative evidence which is difficult to overcome. Therefore, we maintain a valuation allowance in those jurisdictions. However, the three year loss position is not solely determinative and, accordingly, management considers all other available positive and negative evidence in its analysis.

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

During 2012, as part of our review in determining the need for a valuation allowance, we assessed the potential release of existing valuation allowances. Based upon this assessment during the third quarter of 2012, the valuation allowance previously recorded against the net deferred tax assets in the United States has been reversed resulting in a discrete income tax benefit of $84,705,000 during the third quarter of 2012. Our conclusion was based on cumulative three year pretax income for United States federal taxes, consecutive years of pretax income for United States federal taxes, and the anticipation of continuing profitability based on existing contractual arrangements which are expected to produce more than enough taxable income to realize the deferred tax assets based on existing sales prices and cost structure and our current Internal Revenue Code Section 382 limitations. As of December 31, 2012, the Company has retained a valuation allowance of approximately $5,598,000 on certain United States deferred tax assets. If a release of the remaining U.S. valuation allowance occurs, it will have a significant impact on net income in the period in which it occurs.

At December 31, 2013, the Company has retained a valuation allowance of approximately $4,997,000 on certain United States tax credits. During 2013, there was a release of a valuation allowance in the amount of $2,703,000 due to the expiration of a capital loss which had a full valuation allowance. During 2013, an increase of $2,102,000 was made to the United States valuation allowance against the utilization of state tax credits.

During 2013 and 2012, the Company concluded that certain Non-U.S. locations no longer needed a valuation allowance and recorded the release of $2,733,000 and $4,708,000, respectively, of valuation allowance, which was recognized as an income tax benefit. The release was due to either effects of the change in tax law or the three year cumulative and consecutive year income before tax for certain foreign tax jurisdictions as well as anticipation of continuing profitability.

The change in the tax rates resulted in a tax benefit of $1,068,000 for the year ended December 31, 2013. There was no impact to rate changes in the years ended December 31, 2012 and 2011, respectively.

Income tax payments, net of refunds including state taxes, were $7,355,000, $13,019,000, and $17,778,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in companies' financial statements. As a result, we apply a more-likely-than-not recognition threshold for all tax uncertainties. It only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	2013	2012	2011
Balance at January 1,	$9,164	$4,592	$2,806
Additions based on tax positions related to the current year	987	2,697	672
Additions for tax positions of prior years	457	1,875	1,561
Reductions for tax positions of prior years	(116)	—	(447)
Settlements	(654)	—	—
Balance at December 31,	$9,838	$9,164	$4,592

At December 31, 2013 and 2012, we have total unrecognized tax benefits of $11,456,000 and $10,350,000, respectively, that have been recorded as other noncurrent liabilities, and we are uncertain as to if or when such amounts may be settled. We recognized interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of December 31, 2013 and 2012, we accrued approximately $1,618,000 and $1,186,000, respectively, for the payment of interest and penalties. During the years ended December 31, 2013, 2012, and 2011, we expensed $432,000,

$398,000, and $79,000, respectively, for penalties and interest. During the next twelve months, $4,738,000 of unrecognized tax benefits will reverse due to expiration of the statute of limitations.

United States income taxes have not been provided on accumulated but undistributed earnings of approximately $172,901,000 of our Non-U.S. subsidiaries as these earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal or state income taxes or Non-U.S. withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to a reduction for Non-U.S. tax credits) and withholding taxes payable to the various Non-U.S. countries. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities of its hypothetical calculation.

We operate in multiple jurisdictions throughout the world. We are no longer subject to U.S. federal tax examinations for years before 2007 or state and local for years before 2007, with limited exceptions. For federal purposes, the tax attributes carried forward could be adjusted through the examination process and are subject to examination 3 years from the date of utilization. Furthermore, we are no longer subject to income tax examinations in major Non-U.S. tax jurisdictions for years prior to 2006, with limited exceptions.

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

Remy postretirement benefit plans

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

Pension plans

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

We offer a supplemental executive retirement pension plan to selected former and current executive officers of our company. The plan offers retirement benefits ranging from 30% to 50% of the participant's average salary for five consecutive years prior to receiving benefits. As of December 31, 2013, there were five participants in the plan of which none are active employees.

Remy Automotive UK Ltd., a United Kingdom subsidiary, has a defined benefit pension plan. This plan covers a limited number of employees who were part of an acquisition in 1998. Remy Korea Ltd, a Korean subsidiary, has a defined benefit pension plan that covers all Korean employees. In addition, some of our non U.S. subsidiaries have other postretirement benefit plans although most participants are covered by government sponsored and administered programs.

The changes in benefit obligations and plan assets, components of expense and assumptions for the postretirement healthcare and life insurance plans are as follows:

	Postretirement healthcare and life insurance plans
	Years ended December 31,
(In thousands of dollars)	2013	2012	2011
Change in benefit obligations
Benefit obligation at beginning of period	$2,682	$2,897
Service cost	—	—
Interest cost	77	97
Amendments	—	—
Actuarial (gain) loss	(154)	22
Benefits paid	(359)	(334)
Benefit obligation at end of period	$2,246	$2,682

Change in plan assets
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	359	334
Benefits paid	(359)	(334)
Fair value of plan assets at end of period	$—	$—
Funded status	$(2,246)	$(2,682)

Amounts recognized in statement of financial position consist of:
Current liabilities	$(618)	$(713)
Noncurrent liabilities	(1,628)	(1,969)
Net amount recognized	$(2,246)	$(2,682)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$3,669	$5,647
Prior service credit	(3,632)	(5,448)
Accumulated other comprehensive loss	$37	$199

Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net Periodic Benefit Cost
Service cost	$—	$—	$—
Interest cost	77	97	99
Amortization of prior service cost	(1,816)	(1,674)	(7,928)
Recognized net actuarial loss	1,824	(492)	5,129
Settlement gain	—	—	—
Net periodic cost (benefit)	$85	$(2,069)	$(2,700)

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	$(154)	$22	$68
Prior service credit	—	—	805
Amortization of prior service cost	1,816	1,674	7,928
Recognized net actuarial (loss) gain	(1,824)	492	(5,129)
Total recognized in other comprehensive loss (income)	(162)	2,188	3,672
Total recognized in net (benefit) cost and OCI	$(77)	$119	$972

Weighted-average assumptions
U.S. assumptions:
Discount rate for benefit obligation	4.73%	3.85%	4.28%
Discount rate for net periodic benefit cost	3.85%	4.28%	5.41%
Rate of compensation increase	—%	—%	—%

The changes in benefit obligations and plan assets and components of expense for the pension plans are as follows:

	Pension benefits
	Years ended December 31,
(In thousands of dollars)	2013	2012	2011
Change in benefit obligations
Benefit obligation at beginning of period	$79,477	$73,182
Service cost	1,035	291
Interest cost	3,278	3,143
Amendments	—	—
Korea benefit obligation	4,965	—
Actuarial (gain) loss	(6,207)	5,692
Benefits paid	(3,070)	(2,831)
Benefit obligation at end of period	$79,478	$79,477
Change in plan assets
Fair value of plan assets at beginning of period	$47,349	$41,765
Actual return on plan assets	7,081	5,650
Korea plan assets	4,642	—
Employer contributions	3,984	2,765
Benefits paid	(3,070)	(2,831)
Fair value of plan assets at end of period	$59,986	$47,349
Funded status	$(19,492)	$(32,128)
Amounts recognized in statement of financial position consist of:
Noncurrent assets	—	—
Current liabilities	(389)	(366)
Noncurrent liabilities	(19,103)	(31,762)
Net amount recognized	$(19,492)	$(32,128)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$17,069	$28,379
Prior service cost	—	—
Accumulated other comprehensive loss	$17,069	$28,379
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$79,478	$79,477
Accumulated benefit obligation	79,478	79,064
Fair value of plan assets	59,986	47,349
Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net Periodic Benefit Cost
Service cost	$1,035	$291	$263
Interest cost	3,278	3,143	3,342
Expected return on plan assets	(3,341)	(2,622)	(2,690)
Amortization of prior service cost	—	—	—
Recognized net actuarial loss	1,363	1,287	479
Net periodic pension cost	$2,335	$2,099	$1,394
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	$(9,947)	$2,520	$11,807
Prior service cost	—	—	—
Amortization of prior service cost	—	—	—
Recognized net actuarial loss	(1,363)	(1,287)	(479)
Total recognized in other comprehensive (income) loss	(11,310)	1,233	11,328
Total recognized in net (benefit) cost and OCI	$(8,975)	$3,332	$12,722

The assumptions for the pension plans are as follows:

	Pension benefits
	Years ended December 31,
	2013	2012	2011
Weighted-average assumptions
U.S. assumptions:
Discount rate for benefit obligation	4.73%	3.85%	4.28%
Discount rate for net periodic benefit cost	3.85%	4.28%	5.41%
Rate of compensation increase	—%	5.00%	5.00%
Expected return on plan assets	6.50%	6.50%	6.50%
Non U.S. assumptions:
Discount rate for benefit obligation	4.27%	4.10%	4.70%
Discount rate for net periodic cost	4.00%	4.70%	5.40%
Rate of compensation increase	3.81%	3.10%	3.35%
Expected return on plan assets	5.13%	4.99%	5.18%

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year:

(In thousands)	Pension	Postretirement healthcare
Amortization of actuarial losses	$649	$19
Amortization of prior service cost	—	—
Total	$649	$19

The projected benefit obligations for our non U.S. pension plans based on the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of separation of retirement included above are $19,477,000, and $12,557,000 as of December 31, 2013 and 2012, respectively. The fair value of the plan assets for our non U.S. pension plans included above are $17,075,000, and $9,450,000 as of December 31, 2013 and 2012, respectively.

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

To develop the expected long-term rate of return on assets assumption, we considered the historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the present portfolio. This resulted in the selection of the 6.5% for long-term rate of return on asset assumption for U.S. plans and 5.13% for non U.S. plans.

Our investment strategies with respect to U.S. pension assets are as follows:

•	The assets are managed in compliance with provisions of the Employee Retirement Income Security Act.

•
The assets are to be invested with expectations of achieving real growth with respect to inflation, the belief that the U.S. capital markets will remain viable, maintaining a level of liquidity to meet timely payment of benefits to participants and minimizing risk and achieving growth through prudent diversification of assets among investment categories.

The 2014 target plan asset allocation is:

	Target allocation
Equity Investments	45%	-	65%
Fixed Income Investments	25%	-	45%
Cash and Short Term Investments	10%	-	20%

The asset allocations were:

	As of December 31,
(In thousands)	2013		2012
Asset Allocation for Plan Assets
Interest-bearing cash	$8,980	15.0%	$2,418	5.1%
Bond Mutual Funds	18,408	30.7%	16,630	35.1%
Equity Mutual Funds	32,598	54.3%	28,301	59.8%
Total plan assets	$59,986	100.0%	$47,349	100.0%

The assumptions used in deriving our postretirement costs and the sensitivity analysis thereon are:

	As of December 31,
	2013	2012
Assumed Health Care Cost Trend Rates
Health care cost trend rate assumed for next year	9%	9%
Rate to which the cost trend is expected to decline	5%	5%
Year that the rate reaches the ultimate trend rate	2017	2016

Sensitivity analysis

An increase or decrease of one percentage point in the assumed health care trends would have the following approximate effects for the year ended December 31, 2013:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$—	$—
Effect on the health care component of the accumulated postretirement benefit obligation	$7	$(7)

Payments to pension and postretirement plans

We contributed $3,984,000 to our pension plans in 2013 and $2,765,000 in 2012. In 2014, we plan to contribute approximately $3,272,000 to our U.S. pension plans and $1,497,000 to our non U.S. pension plans. The benefits of the postretirement health care plan are funded on a pay-as-you go basis and are funded on a cash basis as benefits are paid.

The following reflects the estimated future benefit payments to be paid from the plans:

(In thousands)	Pension	Postretirement healthcare
2014	$3,488	$618
2015	4,758	336
2016	3,793	165
2017	4,025	111
2018	3,883	87
Years 2019-2023	23,045	336

Defined contribution plans

We sponsor two voluntary savings plans for U.S. employees. One plan is for eligible salaried employees and the other plan is for hourly employees covered by certain labor agreements. These plans allow participants to make contributions pursuant to section 401(k) of the Internal Revenue Code. The salaried plan has Company matching contribution provisions, while the hourly plan does not. Charges were $1,594,000, $1,640,000, and $1,442,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

18. Stock-based compensation

Omnibus Incentive Plan

The Omnibus Incentive Plan, which is stockholder-approved, became effective on October 27, 2010, was amended on March 24, 2011 and permits our Compensation Committee of the Board of Directors to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other cash or share based awards to our employees and non-employee directors. Actual participation, as well as the terms of the awards to those participants, is determined by the Compensation Committee. The maximum number of shares authorized that may be delivered pursuant to awards under the Omnibus Incentive Plan is 5,500,000. As of December 31, 2013, there were 3,466,039 shares available to be issued under the Omnibus Incentive Plan. We generally settle our stock-based awards using a combination of new shares and treasury shares.

Prior to the adoption of the Omnibus Incentive Plan, our equity-based awards granted during fiscal years 2007 and 2008 were under a long-term equity incentive plan (“Prior Plan”). As of the effective date of the Omnibus Incentive Plan, no new awards will be granted under the Prior Plan, but the Prior Plan governs the equity awards issued under the Prior Plan.

Fiscal Years 2007-2008 Grants

In December 2007, our executive officers received restricted stock awards of 524,737 common shares at no cost to them. An additional award of 108,335 common shares was made in April 2008, to certain other key employees. Both of the awards vest at 12% on each of the first three years' anniversaries of the grant date, and 32% each on the fourth and fifth anniversaries, based upon continuation of employment. In February and November 2008, our board of directors received restricted stock grants of 160,000 common shares that vest 50% upon the first and second anniversaries. As a nonpublic company prior to December 2012, there was not an active viable market for our common stock; accordingly, we used a calculated fair value of $3.00, $8.00, $11.55, and $11.55 on a per share basis to determine the value of the awards related to the November 2008 grant, the April 2008 grant, the February 2008, and December 2007, grants, respectively. Our calculation assumed a risk-free interest rate of 3.0%, volatility of 39.1%, and that no dividends would be paid. There were no unvested restricted stock shares outstanding under the Prior Plan as of December 31, 2013.

Fiscal Year 2011 Grants

During the year ended December 31, 2011, executive officers and other key employees received restricted stock awards of 744,089 common shares. The executive officers and other key employees' awards are vested 50% time based and 50% performance based. The time based shares are equally vested over a three year period. One-third of the performance based shares will be available to vest in each of the calendar years 2011, 2012, and 2013, based on a target Adjusted EBITDA, for each of the years. Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, restructuring expenses and certain items such as noncash compensation expense, loss on extinguishment of debt, intangible asset impairment charges, and reorganization items. Also during the year ended December 31, 2011, our board of directors received restricted stock awards of 340,455 common shares. One-half of the restricted stock shares granted to the board of directors vest at each anniversary of the grant date. As a nonpublic company prior to December 2012, there was not an active viable market for our common stock; accordingly, we used a calculated value of $11.00. We based this valuation primarily on the $11.00 per share price offered in the January 2011 rights offering. Since the shares sold in this rights offering were not freely tradable at issuance, the offering price includes a discount for lack of marketability, and we determined that this price approximates fair value as of the grant date.

Fiscal Year 2012 Grants

During the year ended December 31, 2012, executive officers and other key employees received restricted stock awards of 490,573 common shares. The executive officers and other key employees' awards are vested 50% time based and 50% performance based. The time based shares are equally vested over a three year period. One-third of the performance based shares will be available to vest for each of the calendar years 2012, 2013, and 2014 based on a target Adjusted EBITDA for each of the years. Also during the year ended December 31, 2012, our Board of Directors received restricted stock awards of 45,713 common shares. One-half of the restricted stock shares granted to the board of directors vest at each anniversary of the grant date. As a nonpublic company prior to December 2012, there was not an active viable market for our common stock; accordingly, we used a calculated value of $17.50. We based this valuation primarily on the average closing price of our shares over a 90 day period prior to the grant.

Fiscal Year 2013 Grants

During the year ended December 31, 2013, executive officers and other key employees received restricted stock awards of 224,507 common shares with a weighted average grant date value of $18.47, based on the closing price of our common stock on the respective grant date as reported on the NASDAQ Stock Market. These awards are 50% time based and 50% performance based. The time based restricted shares vest equally over a three-year period and one-third of the performance-based restricted shares will be available to vest for each of the calendar years 2013, 2014 and 2015 based on a target operating income for each of the years. Additionally, executive officers and other key employees were granted 234,675 stock option awards which vest equally over a three-year period with a term of seven years and a weighted average exercise price of $18.47.

Also during the year ended December 31, 2013, our Board of Directors received restricted stock awards of 32,164 common shares and stock option awards of 33,618 common shares. One-half of the restricted stock shares and stock options granted to the Board of Directors vest at each anniversary of the grant date. Restricted stock granted to the Board of Directors were valued at $18.50, which was the closing price of our common stock on the grant date as reported on the NASDAQ Stock Market. Stock options granted to the Board of Directors have a term of seven years and an exercise price of $18.50. We estimated the grant date fair value of all stock options granted during the year ended December 31, 2013 using the Black-Scholes valuation model. The weighted average valuation per share was $7.58 based on the following assumptions: Risk-free interest rate was 0.86%, based on the U.S. Treasury rate that corresponds to the weighted average expected life of an option; Dividend Yield was 2.16%; Expected Volatility was 56.70% based on average volatilities of similar public companies; and Expected Term was 5 years.

Fiscal Year 2014 Grants

On February 18, 2014, our executive officers and other key employees received restricted stock awards of 173,568 common shares with a value of $21.98, which was the closing price of our common stock on the grant date as reported on the NASDAQ Stock Market. The executive officers and other key employees’ awards are vested 50% time based and 50% performance based. The time based shares are equally vested over a three year period. One-third of the performance based shares will be available to vest for each of the calendar years 2014, 2015 and 2016 based on a target operating income for each of the years. Additionally, executive officers and other key employees were granted 231,360 stock option awards which vest equally over a three year period with a term of seven years and exercise price of $21.98.

Also on February 18, 2014, our board of directors received restricted stock awards of 27,072 common shares and stock option awards of 36,083 common shares. Restricted stock granted to the Board of Directors were valued at $21.98, which was the closing price of our common stock on the grant date as reported on the NASDAQ Stock Market. One-half of the restricted stock shares and stock options granted to the board of directors vest at each anniversary of the grant date. Stock options granted to directors have a seven year term and are based on an exercise price of $21.98. We estimated the grant date fair value of all stock options granted on February 18, 2014, using the Black-Scholes valuation model. The weighted average valuation per share was $7.07 based on the following assumptions: Risk-free interest rate was 1.53%, based on the U.S. Treasury rate that corresponds to the weighted average expected life of an option; Dividend Yield was 1.82%; Expected Volatility was 43.20% based on average volatilities of similar public companies; and Expected Term was 4.5 years.

Noncash compensation expense related to the awards was recognized for the years ended December 31, as follows:

(In thousands)	2013	2012	2011
Stock-based compensation	$6,561	$7,261	$6,884

A summary of stock option activity as of December 31, 2013 and changes for the year ended December 31, 2013 is presented below:

Stock option awards	Shares	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value (1)
Outstanding at January 1, 2013	—	$—
Granted	268,293	18.48
Exercised	—	—
Forfeited/Cancelled	(17,798)	18.50
Outstanding and expected to vest at December 31, 2013	250,495	$18.48	5.8 years	$1,213,515
Exercisable at December 31, 2013	13,843	$18.50	0.25 years	$66,723
1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $23.32, as reported on the NASDAQ Stock Market on December 31, 2013. This amount, which changes continuously based on the fair value of our common stock, would have been received by the option holders had all option holders had the ability to exercise their options as of the balance sheet date.

A summary of the status of our nonvested restricted stock awards as of December 31, 2013, and changes during the year ended December 31, 2013, is presented below:

Nonvested restricted stock awards	Shares/Units	Weighted- average grant-date fair value
Nonvested at January 1, 2013	1,124,952	$14.08
Granted	256,671	18.48
Vested	(566,027)	13.08
Forfeited	(67,783)	17.75
Nonvested at December 31, 2013	747,813	$15.92

The total fair value of shares vested during the years ended December 31, 2013, 2012, and 2011 was $9,972,000, $8,653,000 and $1,394,000, respectively. During the year ended December 31, 2013, we paid $231,000 to cash settle share-based liability awards. As of December 31, 2013, there was $5,561,000 of total unrecognized compensation cost related to nonvested restricted stock awards and stock options outstanding under the Omnibus Incentive Plan. Such cost is expected to be recognized over a weighted-average period of approximately 2 years.

If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees and nonemployee directors or we assume unvested equity awards in connection with acquisitions.

19. Lease commitments

We occupy space and use certain equipment under operating lease arrangements. Rent expense, calculated on a straight-line basis, totaled $6,790,000, $5,599,000, and $6,858,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Rental commitments at December 31, 2013, for long-term non-cancellable operating leases consummated as of December 31, 2013 (not reflected as accrued restructuring) are as follows:

(In thousands)
2014	$4,902
2015	3,362
2016	2,762
2017	2,371
2018	979
Thereafter	1,516

20. Business segment and geographical information

We manage our business and operate in a single reportable segment.

We are a multi-national corporation with operations in many countries, including the United States, Canada, Mexico, Brazil, China, Hungary, South Korea, the United Kingdom, Belgium and Tunisia. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and non-U.S. currencies. Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both denominated in the local currency, and through selective currency hedges. From time to time, we enter into foreign currency agreements to manage our exposure arising from fluctuating exchange rates related to specific transactions. Refer to Note 4. Sales are attributed to geographic locations based on the point of sale. Long-lived assets included in the table below include property, plant and equipment, net, deposits and core right of return assets. Certain prior year amounts have been reclassified to conform with the current year's presentation.

Information about our net sales and long-lived assets by geographic region is as follows:

	Years ended December 31,
(In thousands)	2013	2012	2011
Net sales to external customers:
United States	$735,939	$753,420	$756,824
Europe	89,181	103,303	115,901
Other Americas	59,611	56,300	90,636
Asia Pacific	233,849	220,524	231,592
Total net sales	$1,118,580	$1,133,547	$1,194,953

	As of December 31,
(In thousands)	2013	2012
Long-lived assets:
United States	$80,429	$81,451
Europe	11,612	12,562
Other Americas	55,937	58,267
Asia Pacific	38,106	25,423
Total long-lived assets	$186,084	$177,703

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

Remy, Inc. vs. Tecnomatic, S.p.A.

In September 2008, Remy International, Inc. filed suit against Tecnomatic in the U.S. District Court, Southern District of Indiana, Indianapolis Division (Civil Action No.: 1:08-CV-1227-SEB-JMS), titled Remy, Inc. vs. Tecnomatic S.p.A., for breach of contract, among other claims, with respect to a machine Tecnomatic sold to us to build stators. On December 9, 2008, Tecnomatic filed a counterclaim in the amount of $111,000.

In March 2011, Tecnomatic filed a lawsuit in U.S. District Court, N. D. of Illinois, against Remy International, Inc., its Mexican subsidiaries and two other entities alleging breach of contract and the misappropriation of trade secrets, and requested damages of $110,000,000. We believe this action is without merit and is an attempt to push us to settle the prior case. In June 2011, the Illinois Court granted our motion to transfer the case to U.S. District Court, Southern District of Indiana, Indianapolis Division, and the two pending actions were consolidated.

After multiple motions by the respective parties and rulings by the Court on the pleadings, certain original claims by Tecnomatic have been dismissed or narrowed. The Court has permitted Tecnomatic to amend its Complaint to add other new claims. Most recently, Tecnomatic was granted leave by the Court to file a Third Amended Complaint which was filed by Tecnomatic in January 2014. We moved to dismiss that complaint in part in February 2014, and the motion is currently pending with the Court. Tecnomatic filed an opposition to our pending motion to dismiss the Third Amended Complaint in February 2014. No trial date has been set, but it is anticipated to commence during the second quarter of 2015. Due to the current stage of this case, it is not possible to make a meaningful estimate of the amount or range of loss to the Company, if any, that could result from this case at this time. As such, we have no amounts accrued as of December 31, 2013 for this case. We intend to vigorously defend this case.

22. Supplemental cash flow information

Supplemental cash flow information is as follows:

	Years ended December 31,
(In thousands)	2013	2012	2011
Cash paid for interest	$21,479	$26,987	$29,753
Cash paid for income taxes, net of refunds received	7,355	13,019	17,778

During the year ended December 31, 2009, we entered into certain customer agreements which extinguished certain customer obligations of approximately $23,038,000 and resulted in a deferred gain of approximately $8,152,000. The gain is being deferred and recognized over the anticipated sales of the contract through December 2013. The amount recognized as a reduction of cost of goods sold during the years ended December 31, 2013, 2012, and 2011 was $1,193,000, $1,671,000 and $1,465,000, respectively.

As a result of entering into new customer agreements, we recorded customer contract intangibles of $13,623,000, during the year ended December 31, 2011, by incurring customer obligations of $13,623,000. These obligations are paid monthly and quarterly over the life of the agreements.

23. Executive officer separation

On January 31, 2013, we entered into a Transition, Noncompetition and Release Agreement with John H. Weber, our former President and Chief Executive Officer, effective February 28, 2013. Pursuant to the terms of the agreement, Mr. Weber received a lump sum cash payment of $7,000,000, resulting in a decrease to diluted earnings per share of $0.14, net of tax, for the year ended December 31, 2013. The expense related to this lump sum cash payment is included in selling, general and administrative expenses in the accompanying unaudited consolidated statement of operations for the year ended December 31, 2013.

24. Purchase of noncontrolling interest

Since 2004, we have owned a 51% controlling interest in our majority-owned Chinese joint venture, Remy Hubei Electric Co. Ltd. ("REH"). In June 2013, we acquired the remaining 49% noncontrolling ownership interest of REH for $14,628,000, consisting of cash payment of $8,107,000 and dividends declared to the noncontrolling interest holder in excess of their ownership percentage of $6,521,000. As a result of this transaction, REH became a wholly-owned subsidiary of Remy on June 24, 2013. During the year ended December 31, 2013, we recorded an adjustment to our additional paid-in capital of $9,188,000 in connection with the acquisition of the noncontrolling interest.

25. Subsequent event

Acquisition of United Starters and Alternators Industries, Inc.

On January 13, 2014, we announced that we acquired substantially all of the assets of United Starters and Alternators Industries, Inc. ("USA Industries") pursuant to the terms and conditions of the Asset Purchase Agreement, effective as of January 13, 2014. USA Industries is a leading North American distributor of premium quality re-manufactured and new alternators, starters, constant velocity (CV) axles and disc brake calipers for the light-duty aftermarket. Total consideration paid was $40.5 million in cash. In connection with the closing of the transaction, the assets were placed in Remy USA Industries, L.L.C., a wholly-owned subsidiary of the Company.

The transaction will be accounted for in accordance with FASB ASC Topic 805, Business Combinations, where the application of purchase accounting requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values recorded as goodwill. The allocation process requires, among other things, an analysis of acquired fixed assets, contracts and contingencies to identify and record the fair value of all assets acquired and liabilities assumed. We intend to utilize a third-party appraiser to assist us in allocating the purchase price to the fair value of the assets acquired and liabilities assumed.

26. Quarterly financial information (unaudited)

(In thousands, except per share information)

	Quarter ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Total year 2013
Net sales	$281,726	$282,349	$262,832	$291,673	$1,118,580
Gross profit	54,979	54,701	52,232	61,058	222,970
Restructuring and other charges	681	2,128	1,454	(197)	4,066
Net income	1,843	11,464	10,356	16,691	40,354
Net income attributable to common stockholders	1,280	11,368	10,356	16,691	39,695
Basic earnings per share	$0.04	$0.36	$0.33	$0.53	$1.27
Diluted earnings per share	$0.04	$0.36	$0.33	$0.53	$1.26

	Quarter ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Total year 2012
Net sales	$293,061	$294,819	$277,401	$268,266	$1,133,547
Gross profit	62,036	61,494	54,809	59,365	237,704
Restructuring and other charges	1,698	1,892	5,374	1,307	10,271
Net income	9,524	17,964	97,359	16,538	141,385
Net income attributable to common stockholders	8,711	17,441	96,532	15,927	138,611
Basic earnings per share	$0.29	$0.57	$3.15	$0.52	$4.53
Diluted earning per share	$0.28	$0.56	$3.11	$0.51	$4.47

In June 2013, we acquired the remaining 49% noncontrolling ownership interest of REH for $14,628,000, consisting of cash payment of $8,107,000 and dividends declared to the noncontrolling interest holder in excess of their ownership percentage of $6,521,000. As a result of this transaction, REH became a wholly-owned subsidiary of Remy on June 24, 2013. See Note 24.

During the first quarter of 2013, we entered into a Transition, Noncompetition and Release Agreement (the "Agreement") with John H. Weber, our former President and Chief Executive Officer, effective February 28, 2013. Pursuant to the terms of the Agreement, Mr. Weber received a lump sum cash payment of $7,000,000 which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the quarter ended March 31, 2013. See Note 23.

As a result of the refinancing of our Term B Loan syndication, as discussed in Note 11, we recorded a loss on extinguishment of debt and refinancing fees of $4,256,000 during the quarter ended March 31, 2013.

During the third quarter of 2012, we reached the conclusion that the net deferred tax asset in the United States is more likely than not to be utilized. As such, the valuation allowance previously recorded against the net deferred tax assets in the United States has been reversed resulting in an income tax benefit of $84,705,000 during the third quarter of 2012. See Note 16. Also in the third quarter of 2012, we recorded fixed asset impairment charges of $2,279,000 in restructuring and other charges related to the anticipated closure of our facilities in Matehuala, Mexico and Mezokovesd, Hungary. See Note 15.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

Disclosure Controls and Procedures
Our management, with the supervision and participation of our President and Chief Executive Officer (principal executive officer) and our Sr. Vice President, Chief Financial Officer and Treasurer (principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2013. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2013.

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Attestation Report of the Independent Registered Public Accounting Firm
The report of Ernst & Young LLP, our independent registered public accounting firm, is included under Part II, Item 8 of this Form 10-K and is incorporated herein by reference.

Changes in Internal Controls
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information

None.
Part III
Items 10-14.

As mentioned previously on the cover page of this Form 10-K, the information required by these items will be included in our Definitive Proxy Statement on Schedule 14A for the year ended December 31, 2013, and is incorporated herein by reference. Our Definitive Proxy Statement will be delivered to our stockholders in connection with our 2014 Annual Meeting and will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Part IV

Item 15.         Exhibits and Financial Statement Schedules

(a) Financial Statements. The following is a list of the Consolidated Financial Statements of Remy International, Inc. included in Item 8 of Part II:

(b) Financial Statement Schedule.
SCHEDULE II
Valuation and qualifying accounts for
the years ended December 31, 2013, 2012 and 2011

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Credited) to Other Accounts		Deductions		Balance at End of Period

Year ended December 31, 2013
Allowance for doubtful accounts	$1,931	$356	$6	(c)	$(710)	(a)	$1,583
Allowance for excess and obsolete inventory	5,582	4,114	61	(c)	(2,100)	(d)	7,657
Deferred tax asset valuation allowance	16,044	(3,334)	(793)	(b)	—		11,917
Year ended December 31, 2012
Allowance for doubtful accounts	$1,612	$814	$(9)	(c)	$(486)	(a)	$1,931
Allowance for excess and obsolete inventory	6,708	5,115	86	(c)	(6,327)	(d)	5,582
Deferred tax asset valuation allowance	112,277	(103,805)	7,572		—		16,044
Year ended December 31, 2011
Allowance for doubtful accounts	$2,364	$77	$(11)	(c)	$(818)	(a)	$1,612
Allowance for excess and obsolete inventory	8,054	4,611	(74)	(c)	(5,883)	(d)	6,708
Deferred tax asset valuation allowance	133,824	(29,521)	7,974	(b)	—		112,277
(a) Uncollectible accounts written off

(b)	Amounts related to changes in valuation allowance for deferred tax assets related to other comprehensive income and rate changes in non-U.S. jurisdictions where we have a valuation allowance

(c)	Other is impact of foreign currency translation

(d)	Deductions represent write-offs due to sales or scrap of inventory under reserve

(c) Exhibit Index

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
10.1a
Term B Loan Credit Agreement, dated as of December 17, 2010, among Remy International, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, UBS Securities LLC, Barclays Bank plc, and Wells Fargo Securities, LLC
		S-1	EX-10.1	3/25/2011
10.1b
Amended and Restated Term B Loan Credit Agreement, dated as of March 5, 2013, among Remy International, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, UBS Securities LLC, Wells Fargo Securities, LLC, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A.
		10-Q	EX-10.1	5/1/2013
10.2a
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
10.2b
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
		10-Q	EX-10.2	5/1/2013
10.3	Assistance Agreement (DE-EE0002023) between Remy Inc. and the U.S. Department of Energy / NETL dated December 17, 2009 (as amended April 8, 2010, April 20, 2010, August 18, 2010 and February 8, 2011)	S-1	EX-10.3	3/25/2011
10.4	Trademark License Agreement, dated as of July 31, 1994, among DRA Inc., DR International, Inc., and General Motors Corporation	S-1/A	EX-10.4	5/25/2011
10.5	Agreement to Resolve Objection to Cure Notice, dated October 29, 2009, between General Motors company and Remy Inc.	S-1/A	EX-10.5	5/25/2011
*10.6	Form of Indemnification Agreement	S-1/A	EX-10.6	5/25/2011
*10.7	Description of Directors’ Compensation	S-1/A	EX-10.7	5/25/2011
*10.8	Form of Restricted Stock Award Agreement used for grants in 2007 and 2008	S-1/A	EX-10.8	5/25/2011
*10.9	Remy International, Inc. Annual Incentive Bonus Plan	S-1/A	EX-10.12	5/25/2011
*10.10	Remy International, Inc. Supplemental Executive Retirement Plan, effective January 1, 2009	S-1/A	EX-10.14	5/25/2011
*10.11	Transition, Noncompetition and Release Agreement, effective as of January 31, 2013, by and between Remy International, Inc. and John H. Weber.	10-Q	EX-10.4	5/1/2013
*10.12a	Amended and Restated Employment Agreement, effective as of August 1, 2010, by and between Remy International, Inc. and Fred Knechtel	S-1/A	EX-10.16	5/25/2011
*10.12b	Amendment No. 1 to Amended and Restated Employment Agreement, effective as of February 16, 2013, by and between Remy International, Inc. and Fred Knechtel	10-Q	EX-10.2	8/5/2013
*10.13a	Amended and Restated Employment Agreement, effective as of August 1, 2010, by and between Remy International, Inc. and John J. Pittas	S-1/A	EX-10.17	5/25/2011
*10.13b	Amendment No. 1 to Second Amended and Restated Employment Agreement, effective as of January 10, 2012, by and between Remy International, Inc. and John J. Pittas	S-1/A	EX-10.25	9/21/2012
*10.13c	Amendment No. 2 to Second Amended and Restated Employment Agreement, effective as of January 31, 2013, by and between Remy International, Inc. and John J. Pittas	10-Q	EX-10.3	5/1/2013

*10.13d	Amendment No. 3 to Second Amended and Restated Employment Agreement, effective as of February 16, 2013, by and between Remy International, Inc. and John J. Pittas	10-Q	EX-10.1	8/5/2013
*10.14a	Employment Agreement, effective as of January 1, 2013, by and between Remy International, Inc. and Shawn Pallagi	8-K	EX-10.1	1/7/2013
*10.14b	Amendment No. 1 to Employment Agreement, effective as of February 16, 2013, by and between Remy International, Inc. and Shawn Pallagi	10-Q	EX-10.4	8/5/2013
*10.15a	Employment Agreement, effective as of March 16, 2011, by and between Remy International, Inc. and Edward Neiheisel	10-Q	EX-10.5	8/5/2013
*10.15b	Amendment No. 1 to Employment Agreement, effective as of February 16, 2013, by and between Remy International, Inc. and Edward Neiheisel	10-Q	EX-10.6	8/5/2013
*10.16a	Employment Agreement, effective as of April 9, 2012, by and between Remy International, Inc. and Mark McFeely	S-1/A	EX-10.20	9/21/2012
*10.16b	Amendment No. 1 to Employment Agreement, effective as of February 16, 2013, by and between Remy International, Inc. and Mark McFeely	10-Q	EX-10.3	8/5/2013
*10.17	Remy International, Inc. Omnibus Incentive Plan	S-1/A	EX-10.21	5/25/2011
*10.18	Form of Notice of Restricted Stock Grant for Directors and Restricted Stock Award Agreement under the Remy International, Inc. Omnibus Incentive Plan	S-1/A	EX-10.22	5/25/2011
*10.19	Form of Notice of Restricted Stock Grant for Employees and Restricted Stock Award Agreement under the Remy International, Inc. Omnibus Incentive Plan	S-1/A	EX-10.23	5/25/2011
10.20	Accommodation Agreement, dated as of July 30, 2007, between Remy Inc. and General Motors Corporation	S-1/A	EX-10.24	3/8/2012
*10.21	Employee Stock Purchase Plan of Remy International, Inc., dated as of September 11, 2012	S-1/A	EX-10.26	9/21/2012
*10.22	Form of Notice of Stock Option Grant for Employees and Stock Option Agreement under the Remy International, Inc. Omnibus Incentive Plan	10-Q	EX-10.5	5/1/2013
*10.23	Form of Notice of Stock Option Grant for Directors and Stock Option Agreement under the Remy International, Inc. Omnibus Incentive Plan	10-Q	EX-10.6	5/1/2013
*10.24	2013 Form of Notice of Restricted Stock Grant for Directors and Restricted Stock Award Agreement under the Remy International, Inc. Omnibus Incentive Plan				X
*10.25	2013 Form of Notice of Restricted Stock Grant for Employees and Restricted Stock Award Agreement under the Remy International, Inc. Omnibus Incentive Plan				X
21.1	Subsidiaries of the registrant				X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm				X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
32.2	Certification of the Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema Document				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				X

*	Indicates a management contract or compensatory plan or arrangement.

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

REMY INTERNATIONAL, INC.
By:	/S/ John J. Pittas
John J. Pittas
President and Chief Executive Officer
February 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ John J. Pittas John J. Pittas	President and Chief Executive Officer (principal executive officer)	February 27, 2014
/S/ Fred Knechtel Fred Knechtel	Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 27, 2014
/S/ Barbara J. Bitzer Barbara J. Bitzer	Vice President and Global Controller (principal accounting officer)	February 27, 2014
/S/ William P. Foley, II William P. Foley, II	Director and Chairman of the Board	February 27, 2014
/S/ Alan L. Stinson Alan L. Stinson	Director	February 27, 2014
/S/ Brent B. Bickett Brent B. Bickett	Director	February 27, 2014
/S/ Lawrence F. Hagenbuch Lawrence F. Hagenbuch	Director	February 27, 2014
/S/ George P. Scanlon George P. Scanlon	Director	February 27, 2014
/S/ J. Norman Stout J. Norman Stout	Director	February 27, 2014
/S/ Douglas K. Ammerman Douglas K. Ammerman	Director	February 27, 2014
/S/ John H. Weber John H. Weber	Director	February 27, 2014