Form 10-Q
period 2014-03-31
REMY INTERNATIONAL, INC.
filed 2014-04-30
CIK 1046859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of March 31, 2014, there were 31,995,332 shares of the Registrant's common stock outstanding.

PART I - Financial Information
Item 1.    Financial Statements
Remy International, Inc.
Consolidated balance sheets

	March 31,	December 31,
(In thousands, except share information)	2014	2013
Assets:	(unaudited)
Current assets:
Cash and cash equivalents	$55,827	$114,884
Trade accounts receivable (less allowances of $1,635 and $1,583)	237,991	191,548
Other receivables	21,338	21,023
Inventories	178,685	159,340
Deferred income taxes	38,491	36,329
Prepaid expenses and other current assets	10,689	11,151
Total current assets	543,021	534,275

Property, plant and equipment	253,457	249,326
Less accumulated depreciation and amortization	(108,943)	(103,715)
Property, plant and equipment, net	144,514	145,611

Deferred financing costs, net of amortization	3,635	3,802
Goodwill	286,233	271,418
Intangibles, net	99,653	89,909
Other noncurrent assets	77,568	72,040
Total assets	$1,154,624	$1,117,055

Liabilities and Equity:
Current liabilities:
Short-term debt	$5,265	$2,369
Current maturities of long-term debt	3,390	3,392
Accounts payable	194,924	168,491
Accrued interest	101	92
Accrued restructuring	284	1,026
Other current liabilities and accrued expenses	116,191	110,179
Total current liabilities	320,155	285,549

Long-term debt, net of current maturities	293,075	293,835
Postretirement benefits other than pensions	1,573	1,628
Accrued pension benefits	18,591	19,103
Deferred income taxes	1,120	1,000
Other noncurrent liabilities	26,796	24,783

Equity:
Remy International, Inc. stockholders' equity:
Common stock, Par value of $0.0001; 31,995,332 shares outstanding at March 31, 2014, and 31,981,544 shares outstanding at December 31, 2013	3	3
Treasury stock, at cost; 457,107 treasury shares at March 31, 2014, and 267,924 treasury shares at December 31, 2013	(3,981)	(1,477)
Additional paid-in capital	323,023	320,687
Retained earnings	219,747	213,418
Accumulated other comprehensive loss	(45,478)	(41,474)
Total Remy International, Inc. stockholders' equity	493,314	491,157
Total liabilities and equity	$1,154,624	$1,117,055
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of operations
(Unaudited)

	Three months ended March 31,
(In thousands, except per share amounts)	2014	2013

Net sales	$300,294	$281,726
Cost of goods sold	245,827	226,747
Gross profit	54,467	54,979
Selling, general, and administrative expenses	33,339	40,150
Restructuring and other charges	314	681
Operating income	20,814	14,148
Interest expense–net	5,636	6,337
Loss on extinguishment of debt and refinancing fees	—	4,256
Income before income taxes	15,178	3,555
Income tax expense	5,711	1,712
Net income	9,467	1,843
Less net income attributable to noncontrolling interest	—	563
Net income attributable to common stockholders	$9,467	$1,280

Basic earnings per share:
Earnings per share	$0.30	$0.04
Weighted average shares outstanding	31,379	31,104
Diluted earnings per share:
Earnings per share	$0.30	$0.04
Weighted average shares outstanding	31,550	31,261
Dividends declared per common share	$0.10	$0.10
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of comprehensive income (loss)
(Unaudited)

	Three months ended March 31,
(In thousands)	2014	2013

Net income	$9,467	$1,843
Other comprehensive income (loss):
Foreign currency translation adjustments	(765)	(3,142)
Currency forward contracts, net of tax	(1,522)	(568)
Commodity contracts, net of tax	(1,522)	(1,330)
Interest rate swap contract, net of tax	(281)	(270)
Employee benefit plans, net of tax	86	448
Total other comprehensive loss, net of tax	(4,004)	(4,862)
Comprehensive income (loss)	5,463	(3,019)
Less: Comprehensive income attributable to noncontrolling interest	—	563
Less: Other comprehensive income attributable to noncontrolling interest- foreign currency translation	—	30
Comprehensive income (loss) attributable to Remy International, Inc.	$5,463	$(3,612)
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of cash flows
(Unaudited)

	Three months ended March 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$9,467	$1,843
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	8,655	8,213
Amortization of debt issuance costs	249	360
Loss on extinguishment of debt and refinancing fees	—	4,256
Stock-based compensation	1,219	1,497
Deferred income taxes	908	(4,133)
Accrued pension and postretirement benefits, net	(434)	(21)
Restructuring and other charges	314	681
Cash payments for restructuring charges	(1,056)	(2,163)
Other	528	38
Changes in operating assets and liabilities, net of restructuring charges:
Accounts receivable	(39,451)	(21,247)
Inventories	(5,449)	(12,428)
Accounts payable	21,237	7,086
Other current assets and liabilities, net	(3,145)	1,528
Other noncurrent assets and liabilities, net	(2,200)	(1,841)
Net cash used in operating activities	(9,158)	(16,331)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,437)	(5,720)
Net proceeds on sale of assets	39	28
Acquisition of USA Industries, Inc., net of cash acquired of $109	(40,391)	—
Net cash used in investing activities	(46,789)	(5,692)

Cash flows from financing activities:
Change in short-term debt and revolver	2,934	1,689
Payments made on long-term debt, including capital leases	(844)	(287,870)
Proceeds from issuance of long-term debt	—	299,250
Dividend payments on common stock	(3,397)	(3,197)
Purchase of treasury stock	(2,504)	(1,225)
Debt issuance costs	—	(3,443)
Other	1,142	—
Net cash (used in) provided by financing activities	(2,669)	5,204

Effect of exchange rate changes on cash and cash equivalents	(441)	(1,879)
Net decrease in cash and cash equivalents	(59,057)	(18,698)
Cash and cash equivalents at beginning of period	114,884	111,733
Cash and cash equivalents at end of period	$55,827	$93,035
Supplemental information:
Noncash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	$1,634	$2,630
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Notes to unaudited condensed consolidated financial statements

1. Description of the business

Business

Remy International, Inc. (together with its subsidiaries, “we”, “our”, “us”, “Remy” or the “Company”) is a leading global vehicle parts designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light-duty trucks, heavy-duty trucks and other vehicles. We sell our products worldwide primarily under the “Delco Remy”, “Remy”, “World Wide Automotive” and "USA Industries" brand names and our customers' widely recognized private label brand names. Our products include new and remanufactured, light-duty and heavy-duty starters and alternators for both original equipment and aftermarket applications, hybrid power technology, and multi-line products, such as constant velocity ("CV") axles, disc brake calipers, and steering gears. These products are principally sold or distributed to original equipment manufacturers (“OEMs”) for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. We sell our products principally in North America, Europe, South America and Asia.

We are one of the largest producers in the world of remanufactured starters and alternators for the aftermarket. Our remanufacturing operations obtain failed products, commonly known as cores, from our customers as returns. These cores are an essential material needed for the remanufacturing operations. We have expanded our operations to become a low cost, global manufacturer and remanufacturer with a more balanced business mix between the aftermarket and the original equipment market since we separated from General Motors Corporation (“GM”) in 1994, when we were essentially an original equipment supplier selling predominantly to GM.

In general, our business is influenced by the underlying trends in the automobile, light truck, and heavy-duty truck, construction and industrial markets. We have been able to reduce the impact from the cyclical nature of some of our business by focusing on our remanufacturing capabilities and our aftermarket business.

The automotive parts market is highly competitive. Competition is based primarily on quality of products, service, delivery, technical support and price. Most OEMs and aftermarket distributors source parts from one or two suppliers and we compete with a number of companies who supply automobile manufacturers throughout the world.

On August 14, 2012, Fidelity National Special Opportunities, Inc. (now known as Fidelity National Financial Ventures, Inc., or "FNFV") a wholly-owned subsidiary of Fidelity National Financial, Inc., or "FNF", a leading provider of title insurance, mortgage services and restaurant and diversified services, purchased additional shares of Remy International, Inc. common stock, thereby increasing its ownership position above 50%. As a result, FNF began consolidating the financial results of Remy in the third quarter of 2012. As of March 31, 2014, FNFV held a 51% ownership interest in Remy, comprised of 16,342,508 shares of our common stock. Additionally, FNF and related subsidiaries participated in our Amended and Restated Term B Loan Credit Agreement on March 5, 2013 and held $29,625,000 principal amount of our Amended and Restated Term B loan as of March 31, 2014.

As of December 31, 2013, FNFV held a 51% ownership interest in Remy, comprised of 16,342,508 shares of our common stock. Additionally, FNF and related subsidiaries held $29,700,000 principal amount of our Term B loan as of December 31, 2013.

2. Summary of significant accounting policies

Interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These statements include all adjustments (consisting of normal recurring adjustments) that our management believes are necessary to present fairly our financial position, results of operations, and cash flows. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We received various grants and subsidies during the three month periods ended March 31, 2014 and 2013. The amounts recognized in the accompanying consolidated statements of operations as government grants were as follows:

	Three months ended March 31,
(In thousands)	2014	2013
Reduction of cost of goods sold	$443	$588
Reduction of selling, general, and administrative expenses	$193	$159

As of March 31, 2014 and December 31, 2013, we had deferred revenue of $6,089,000 and $6,283,000, respectively, related to government grants.

Trade accounts receivable and allowance for doubtful accounts

Trade accounts receivable is stated at net realizable value, which approximates fair value. Substantially all of our trade accounts receivable are due from customers in the original equipment and aftermarket automotive industries, both domestically and internationally. Trade accounts receivable includes notes receivable of $39,906,000 and $27,154,000 as of March 31, 2014 and December 31, 2013, respectively. Trade accounts receivable is reduced by an allowance for amounts that are expected to become uncollectible in the future and for disputed items. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for doubtful customer accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is developed based on several factors including customers' credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Earnings per share

Basic earnings per share is calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares outstanding plus the assumed issuance of common shares and related adjustment to net income attributable to common stockholders related to all potentially dilutive securities. For the three months ended March 31, 2014 and 2013, in applying the treasury stock method, equivalent shares of unvested restricted stock of 170,989 and 156,389 shares, respectively, were included in the weighted average shares outstanding in the diluted calculation. Anti-dilutive stock options of 325,788 and 111,470 were excluded from the calculation of dilutive earnings per share for the three month periods ended March 31, 2014 and 2013, respectively.

Recent accounting adoptions

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain limited exceptions. ASU 2013-11 is effective for annual reporting periods beginning on or after December 15, 2013 and interim periods within those annual periods with earlier adoption permitted. We adopted this guidance on January 1, 2014. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, are set forth in the table below:

	As of March 31, 2014			As of December 31, 2013
(In thousands)	Asset/ (liability)	Level 2	Valuation technique	Asset/ (liability)	Level 2	Valuation technique
Interest rate swap contracts	$(413)	$(413)	C	$727	$727	C
Foreign exchange contracts	1,573	1,573	C	3,417	3,417	C
Commodity contracts	(3,858)	(3,858)	C	(1,333)	(1,333)	C

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

In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets (see Note 7) and certain assets acquired in business acquisitions (see Note 20). We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on our assumptions as observable inputs are not available. As such, we have determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

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

As of March 31, 2014 and December 31, 2013, we had the following outstanding foreign currency contracts that were entered into to hedge forecasted purchases and revenues, respectively:

(In thousands)	Currency denomination
	March 31,	December 31,
Foreign currency contract	2014	2013
South Korean Won Forward	$77,934	$74,368
Mexican Peso Contracts	$73,283	$73,520
Brazilian Real Forward	$20,463	$11,427
Hungarian Forint Forward	€13,678	€14,416
Great Britain Pound Forward	£2,805	£3,735

Accumulated unrealized net gains of $998,000 and $2,520,000 were recorded in accumulated other comprehensive income (loss) (AOCI) as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, gains of $961,000 are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during the three months ended March 31, 2014 and 2013, respectively, was immaterial.

Interest rate risk

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

On March 27, 2013, we also entered into a designated interest rate swap agreement for $72,000,000 of the outstanding principal balance of our long term debt. Under the terms of the new interest rate swap agreement, we swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 2.75% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72,000,000, and is reduced by $187,500 quarterly from the effective date. This interest rate swap has been designated as a cash flow hedging instrument. Accumulated unrealized gains of $992,000, and $1,455,000, excluding the tax effect, were recorded in accumulated other comprehensive income (loss) (AOCI) as of March 31, 2014, and December 31, 2013, respectively. As of March 31, 2014, no gains are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during the three months ended March 31, 2014 and 2013 was immaterial.

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

We had twenty-nine commodity price hedge contracts outstanding at March 31, 2014, and thirty-two commodity price hedge contracts outstanding at December 31, 2013, with combined notional quantities of 5,660 and 6,368 metric tons of copper, respectively. These contracts mature within the next eighteen months. These contracts were designated as cash flow hedging instruments. Accumulated unrealized losses of $3,818,000 and $1,319,000, excluding the tax effect, were recorded in AOCI as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, losses of $3,363,000 are expected to be reclassified to the accompanying consolidated statement of operations within the next 12 months. Hedge ineffectiveness during the three months ended March 31, 2014, and 2013, was immaterial.

Other

We present our derivative positions and any related material collateral under master netting agreements on a gross basis. We have entered into International Swaps and Derivatives Association agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require us to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of March 31, 2014, we have not posted any collateral to support derivatives in a liability position.

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

	Asset derivatives			Liability derivatives
(In thousands)	Balance sheet location	March 31, 2014	December 31, 2013	Balance sheet location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Commodity contracts	Prepaid expenses and other current assets	$—	$257	Other current liabilities and accrued expenses	$3,396	$—
Commodity contracts	Other noncurrent assets	51	195	Other noncurrent liabilities	513	1,785
Foreign currency contracts	Prepaid expenses and other current assets	2,176	3,630	Other current liabilities and accrued expenses	481	141
Foreign currency contracts	Other noncurrent assets	96	108	Other noncurrent liabilities	218	180
Interest rate swap contracts	Other noncurrent assets	992	1,455	Other noncurrent liabilities	—	—
Total derivatives designated as hedging instruments		$3,315	$5,645		$4,608	$2,106
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Other noncurrent assets	$—	$—	Other noncurrent liabilities	$1,405	$728
Total derivatives not designated as hedging instruments		$—	$—		$1,405	$728

 The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended March 31, 2014 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(3,447)	Cost of goods sold	$(948)	Cost of goods sold	$(37)
Foreign currency contracts	(1,124)	Cost of goods sold	897	Cost of goods sold	—
Interest rate swap contracts	(463)	Interest expense–net	—	Interest expense–net	—
	$(5,034)		$(51)		$(37)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap	Interest expense–net	$(677)

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended March 31, 2013 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(2,102)	Cost of goods sold	$108	Cost of goods sold	$(29)
Foreign currency contracts	808	Cost of goods sold	1,334	Cost of goods sold	—
Interest rate swap contracts	(270)	Interest expense–net	—	Interest expense–net	—
	$(1,564)		$1,442		$(29)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap contracts	Interest expense–net	$(227)

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

Accounts receivable factoring arrangements

We have entered into factoring agreements with various domestic and European financial institutions to sell our accounts receivable under nonrecourse agreements. These are treated as a sale. The transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any domestic accounts after the factoring has occurred. We do not have any servicing assets or liabilities. We utilize factoring arrangements as an integral part of financing for us. The cost of factoring such accounts receivable is reflected in the accompanying consolidated statements of operations as interest expense-net with other financing costs. The cost of factoring such accounts receivable for the three months ended March 31, 2014 and 2013, was $1,254,000, and $1,505,000, respectively. Gross amounts factored under these facilities as of March 31, 2014 and December 31, 2013, were $237,786,000, and $244,940,000, respectively. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition.

5. Inventories

Net inventories consisted of the following:

	March 31,	December 31,
(In thousands)	2014	2013
Raw materials	$48,309	$42,322
Core inventory	37,301	36,581
Work-in-process	10,028	8,398
Finished goods	83,047	72,039
	$178,685	$159,340

Raw materials also include materials consumed in the manufacturing and remanufacturing process, but not directly incorporated into the finished products.

6. Property, plant and equipment

Depreciation and amortization expense of property, plant, and equipment for the three months ended March 31, 2014 and 2013 was $5,394,000 and $4,632,000, respectively.

7. Goodwill and other intangible assets

The following table represents the carrying value of other intangible assets:

	As of March 31, 2014			As of December 31, 2013
(In thousands)	Carrying value	Accumulated amortization	Net	Carrying value	Accumulated amortization	Net
Definite-life intangibles:
Intellectual property	$17,281	$4,788	$12,493	$16,810	$4,583	$12,227
Customer relationships	46,500	18,702	27,798	35,500	17,746	17,754
Customer contract	97,997	88,117	9,880	97,789	86,061	11,728
Lease intangible	328	46	282	—	—	—
Total	162,106	111,653	50,453	150,099	108,390	41,709
Indefinite-life intangibles:
Trade names	49,200	—	49,200	48,200	—	48,200
Intangible assets, net	$211,306	$111,653	$99,653	$198,299	$108,390	$89,909
Goodwill	$286,233	$—	$286,233	$271,418	$—	$271,418

Definite-lived intangible assets are being amortized to reflect the pattern of economic benefit consumed.

We perform impairment testing annually or more frequently when events or circumstances indicate that the carrying amount of the above intangibles may be impaired.

On January 13, 2014, we acquired substantially all of the assets of United Starters and Alternators Industries, Inc. ("USA Industries") pursuant to the terms and conditions of the Asset Purchase Agreement. See Note 20 for further information. As a result of the acquisition, we assigned preliminary values to all assets and liabilities acquired, including the customer relationships intangible of $11,000,000 with a useful life of 10 years, $1,000,000 to value the USA Industries trade name with an indefinite life, $328,000 to out-of-market lease intangibles recognized over the remaining term of the lease agreements, and $14,815,000 to goodwill in the purchase price allocation during the three months ended March 31, 2014.

8. Other noncurrent assets

Other noncurrent assets primarily consisted of core return rights of $41,103,000 and noncurrent deferred tax assets of $20,636,000 as of March 31, 2014. Other noncurrent assets primarily consisted of core return rights of $37,250,000 and noncurrent deferred tax assets of $22,113,000 as of December 31, 2013.

9. Other current liabilities and accrued expenses

Other current liabilities and accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2014	2013
Accrued warranty	$28,601	$27,083
Accrued wages and benefits	17,448	20,016
Current portion of customer obligations	4,681	4,560
Rebates, stocklifts, discounts and returns	20,572	18,922
Current deferred revenue	2,124	2,270
Other	42,765	37,328
	$116,191	$110,179

Changes to our current and noncurrent accrued warranty were as follows:

	Three months ended March 31,
(In thousands)	2014	2013
Balance at beginning of period	$30,781	$27,194
Provision for warranty	12,170	9,317
Payments and charges against the accrual	(11,825)	(9,514)
Increased warranty accruals due to business acquisitions (Note 20)	1,363	—
Balance at end of period	$32,489	$26,997

10. Other noncurrent liabilities

Other noncurrent liabilities consisted of the following:

	March 31,	December 31,
(In thousands)	2014	2013
Noncurrent deferred revenue	4,539	4,755
Other	22,257	20,028
	$26,796	$24,783

11.	Restructuring and other charges

Total restructuring and other charges of $314,000 were recorded for the three months ended March 31, 2014. These charges consisted of $228,000 of employee termination benefits and $86,000 of other exit costs. The charges were primarily related to the closure of our Mezokovesd, Hungary plant and restructuring actions in our Mexico operations.

Total restructuring and other charges of $681,000 were recorded during the three months ended March 31, 2013. These charges consisted of $370,000 of employee termination benefits, and $311,000 of other exit costs. The severance charges primarily related to continued costs related to the closure of our Mezokovesd, Hungary plant and reductions in force in our Edmond, Oklahoma facility.

The following table summarizes the activity in our accrual for restructuring and other charges for the three month period ended March 31, (in thousands):

2014	Termination benefits	Exit costs	Total
Accrual at December 31, 2013	$981	$45	$1,026
Provision	228	86	314
Payments	(950)	(106)	(1,056)
Accrued at March 31, 2014	$259	$25	$284

2013	Termination benefits	Exit costs	Total
Accrual at December 31, 2012	$3,573	$106	$3,679
Provision	370	311	681
Payments	(1,832)	(331)	(2,163)
Accrued at March 31, 2013	$2,111	$86	$2,197

Significant components of restructuring and other charges were as follows (in thousands):

	Total expected costs	Expense incurred in			Estimated future expense
		Three months ended March 31, 2014	Twelve months ended December 31, 2013	Twelve months ended December 31, 2012

2014 Activities
Severance	$217	$217	$—	$—	$—
Exit costs	2	2	—	—	—
	$219	$219	$—	$—	$—
2013 Activities
Severance	$1,756	$—	$1,756	$—	$—
Exit costs	692	—	692	—	—
	$2,448	$—	$2,448	$—	$—
2012 Activities
Severance	$4,544	$11	$795	$3,738	$—
Exit costs	1,496	84	823	410	179
Other charges	1,687	—	—	1,687	—
	$7,727	$95	$1,618	$5,835	$179

12. Debt

Borrowings under long-term debt arrangements, net of discounts, consisted of the following:

	March 31,	December 31,
(In thousands)	2014	2013
Asset-Based Revolving Credit Facility, First-Amendment-Maturity date of September 5, 2018	$—	$—
Amended and Restated Term B Loan-Maturity date of March 5, 2020	294,333	295,001
Total Senior Credit Facility and Notes	294,333	295,001
Capital leases	2,132	2,226
Less current maturities	(3,390)	(3,392)
Long-term debt less current maturities	$293,075	$293,835

On March 5, 2013, we entered into a First Amendment to our existing ABL Revolver Credit Agreement ("ABL First Amendment") to extend the maturity date of the Asset-Based Revolving Credit Facility ("ABL") from December 17, 2015 to September 5, 2018 and reduce the borrowing rate. The ABL First Amendment bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL First Amendment maintains the current availability at $95,000,000, but may be increased, under certain circumstances, by $20,000,000. The ABL First Amendment is secured by substantially all domestic accounts receivable and inventory. At March 31, 2014, the ABL First Amendment balance was zero. Based upon the collateral supporting the ABL First Amendment, the amount borrowed, and the outstanding letters of credit of $14,035,000, there was additional availability for borrowing of $73,460,000 on March 31, 2014. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL First Amendment.

On March 5, 2013, we entered into a $300,000,000 Amended and Restated Term B Loan Credit Agreement ("Amended and Restated Term B Loan") to refinance the existing $286,978,000 Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the borrowing rate. The Amended and Restated Term B Loan bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3.00% per year with an original issue discount of $750,000. The Amended and Restated Term B Loan also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Amended and Restated Term B Loan is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL First Amendment. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. As a result of the refinancing of our Term B Loan syndication, we recorded a loss on extinguishment of debt and refinancing fees of $4,256,000 during the quarter ended March 31, 2013. The Amended and Restated Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At March 31, 2014, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.

As of March 31, 2014, the estimated fair value of our Amended and Restated Term B Loan was $298,102,000. The estimated fair value was $3,769,000 more than the carrying value. As of December 31, 2013, the estimated fair values of our Term B Loan was $300,157,000. The estimated fair value was $5,156,000 more than the carrying value. The Level 2 fair market values are based on established market prices as of March 31, 2014 and December 31, 2013. The fair value estimates do not necessarily reflect the values we could realize in the current markets. Because of their short-term nature or variable interest rate, we believe the carrying value for short-term debt and the revolving credit agreement closely approximates their fair value.

All of our credit agreements contain various covenants and representations that are customary for transactions of this nature. We were in compliance with all covenants as of March 31, 2014. The credit agreements contain various restrictive covenants, which include, among other things: (i) a maximum leverage ratio; (ii) a minimum interest coverage ratio; (iii) mandatory prepayments upon certain asset sales and debt issuances; and (iv) limitations on the payment of dividends in excess of a specified amount. The term loan also includes events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5.0 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity.

Short-term debt

We have revolving credit facilities with three Korean banks with a total facility amount of approximately $12,163,000 of which $2,339,000 was borrowed at average interest rates of 3.46% at March 31, 2014. In Hungary, there are two revolving credit facilities with two separate banks for a total credit facility of $4,312,000 of which nothing is borrowed at March 31, 2014. During the quarter ended March 31, 2014, we entered into a revolving credit facility in China with one bank for a total credit facility of $10,000,000 of which $2,926,000 was borrowed at an average interest rate of 5.6% at March 31, 2014.

Capital leases

Capital leases have been capitalized using nominal interest rates ranging from 4.0% to 15.1% as determined by the dates we entered into the leases. We had assets under capital leases of approximately $2,954,000 at March 31, 2014 and approximately $3,050,000 at December 31, 2013, net of accumulated amortization.

13. Stockholders' equity

Common stock

On December 12, 2012, we amended our Amended and Restated Certificate of Incorporation. The amendment authorizes the Company to issue 280,000,000 shares, consisting of 240,000,000 shares of common stock, par value $0.0001 per share, and 40,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2014, there were 31,995,332 common stock shares outstanding and no preferred stock shares outstanding.

The holders of common stock are entitled to one vote on all matters properly submitted on which the common stockholders are entitled to vote.

Treasury stock

During the first quarter of 2014, we withheld 114,291 shares at cost, or $2,504,000, to satisfy tax obligations for vesting of restricted stock shares granted to our employees under the Remy International, Inc. Omnibus Incentive Plan, or "Omnibus Incentive Plan". In addition, 74,892 shares were forfeited and returned to treasury stock during the first quarter of 2014 for no value pursuant to the Omnibus Incentive Plan.

During the first quarter of 2013, we withheld 65,781 shares at cost, or $1,225,000, to satisfy tax obligations for vesting of restricted stock shares granted to our employees under the Omnibus Incentive Plan. In addition, 35,104 shares were forfeited and returned to treasury stock during the first quarter of 2013 for no value pursuant to the Omnibus Incentive Plan.

Dividend payments

On January 30, 2014, our Board of Directors declared a quarterly cash dividend of ten cents ($0.10) per share payable on February 28, 2014 to stockholders of record as of the close of business on February 14, 2014. Cash dividends paid during the first quarter of 2014 were $3,397,000, which also included accrued cash dividends paid on restricted stock vestings.  As of March 31, 2014, a dividend payable of $166,000 was recorded for unvested restricted stock and is payable upon vesting.

On April 30, 2014, our Board of Directors declared a quarterly cash dividend of ten cents ($0.10) per share, payable on May 30, 2014, to stockholders of record as of May 16, 2014.

14. Reclassifications out of accumulated other comprehensive income (loss)

The following table discloses the changes in each component of accumulated other comprehensive income, net of tax for the three months ended March 31, 2014 (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on currency hedges	Unrealized gains (losses) on commodity hedges	Interest rate swaps	Employee benefit plan adjustment	Accumulated other comprehensive income (loss)
Balances at December 31, 2013	$(18,105)	$2,520	$(6,332)	$(688)	$(18,869)	$(41,474)
Other comprehensive income (loss) before reclassifications	(765)	(886)	(2,122)	(281)	(11)	(4,065)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(636)	600	—	97	61
Balances at March 31, 2014	$(18,870)	$998	$(7,854)	$(969)	$(18,783)	$(45,478)

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

The following table discloses the effect of reclassifications of accumulated other comprehensive income on the accompanying consolidated statement of operations (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2014	2013
Gains (losses) on cash flow hedges:
Foreign currency contracts	$897	$1,334	Cost of goods sold
Commodity contracts	(985)	79	Cost of goods sold
	(88)	1,413	Total before tax
	124	(284)	Tax benefit (expense)
	$36	$1,129	Net of tax

Amortization of employee benefit plan costs:
Prior service costs	$454	$454	Selling, general and administrative expenses
Net actuarial loss	(614)	(800)	Selling, general and administrative expenses
	(160)	(346)	Total before tax
	63	—	Tax benefit (expense)
	$(97)	$(346)	Net of tax

Total reclassifications for the period	$(61)	$783	Net of tax

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

Income tax expense of $5,711,000 for the three months ended March 31, 2014, consisted of U.S. federal income tax expense of $3,587,000, domestic state and local income tax expense of $14,000, and tax expense in various foreign jurisdictions of $2,110,000. Income tax expense of $1,712,000 for the three months ended March 31, 2013, consisted of U.S. federal tax expense of $147,000, domestic state and local tax expense of $8,000, and tax expense in various foreign jurisdictions of $1,557,000.

We have total unrecognized tax benefits of $12,147,000 and $11,456,000 that have been recorded as liabilities as of March 31, 2014 and December 31, 2013, respectively, and we are uncertain as to if or when such amounts may be settled. During the three months ended March 31, 2014 and 2013, we recorded uncertain tax positions of $691,000 and $315,000, respectively.

The effective income tax rate for the three months ended March 31, 2014, differs from the U.S. federal income tax rate primarily due to effect of foreign taxable income. The effective income tax rate for the three months ended March 31, 2013, differs from the U.S. federal income tax rate primarily due to the effect of foreign taxable income, valuation allowance utilization in certain foreign jurisdictions, and tax credits against the U.S. net income reported in the financial statements.

16. Employee benefit plans

The components of expense for the plans were as follows (in thousands):

Pension benefits:
	Three months ended March 31,
Components of expense	2014	2013
Service costs	$275	$—
Interest costs	754	642
Expected return on plan assets	(765)	(612)
Recognized net actuarial loss	164	344
Net periodic pension cost	$428	$374

Postretirement health care and life insurance plans:
	Three months ended March 31,
Components of expense	2014	2013
Interest costs	$20	$19
Amortization of prior service cost	(454)	(454)
Recognized net actuarial loss	450	456
Net periodic cost	$16	$21

Cash flows - employee benefit plans

We contributed $828,000 and $348,000 to our pension plans during the three months ended March 31, 2014 and 2013, respectively. We expect to contribute a total of $3,297,000 to our U.S. pension plans and $1,486,000 to our International pension plans in 2014. The postretirement health care plan is funded as benefits are paid.

17.	Stock-based compensation

On February 14, 2013, we filed a Form S-8 to register 5,500,000 shares which may be issued pursuant to the Omnibus Incentive Plan. The Omnibus Incentive Plan became effective on October 27, 2010, was amended on March 24, 2011, and permits our Compensation Committee to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other cash or share based awards to our employees and non-employee directors. As of March 31, 2014, there were 3,077,909 shares available to be issued under the Omnibus Incentive Plan.

During the three months ended March 31, 2014, executive officers and other key employees received restricted stock awards of 178,279 common shares with a weighted average grant date value of $21.99, based on the closing price of our common stock on the respective grant date as reported on the NASDAQ Stock Market. These awards are 50% time-based and 50% performance-based. The time-based restricted shares vest equally over a three-year period and one-third of the performance-based restricted shares will be available to vest for each of the calendar years 2014, 2015 and 2016 based on a target operating income for each of the years. Additionally, executive officers and other key employees were granted 237,640 stock option awards which vest equally over a three-year period with a term of seven years and a weighted average exercise price of $21.99.

Also during the three months ended March 31, 2014, our Board of Directors received restricted stock awards of 27,072 common shares and stock option awards of 36,083 common shares. One-half of the restricted stock shares and stock options granted to the Board of Directors vest at each anniversary of the grant date. Restricted stock granted to the Board of Directors were valued at $21.98, which was the closing price of our common stock on the grant date as reported on the NASDAQ Stock Market. Stock options granted to the Board of Directors have a term of seven years and an exercise price of $21.98.

We estimated the grant date fair value of all stock options granted during the three months ended March 31, 2014 using the Black-Scholes valuation model. The weighted average valuation per share was $7.07 based on the following assumptions: Risk-free interest rate: 1.53%, Dividend Yield: 1.82%, Expected Volatility: 43.20% and Expected Term: 4.5 years.

Shares issued upon exercise of stock options were 2,397 during the three months ended March 31, 2014. There were no stock option exercises during the three months ended March 31, 2013.

Noncash compensation expense related to all types of awards was recognized for the three months ended March 31, as follows:

	Three months ended March 31,
(In thousands)	2014	2013
Stock-based compensation expense	$1,219	$1,497

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

Information about our net sales by region was as follows:

	Three months ended March 31,
(In thousands)	2014	2013
Net sales to external customers:
United States	$198,907	$190,022
Europe	23,075	24,460
Other Americas	10,880	14,159
Asia	67,432	53,085
Total net sales	$300,294	$281,726

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

Remy Componentes S. de R.L. de C.V. vs. Corporativo Industrial y Empresarial Lorva, S.A. de C.V. ("Lorva")

In December 2012, Lorva, a former vendor, filed a judicial claim against Remy in the federal court in San Luis Potosi, Mexico requesting the rescission of two alleged operational service contracts. Remy filed a timely response in January 2013. The collection of evidence and witness testimony concluded in the civil case, and the parties filed their written closing argument briefs in the fourth quarter of 2013. In March 2014, the first instance sentence was issued by the court determining Lorva has the right to rescind both contracts and collect the benefit sought in the amount of approximately $17,380,000 for liquidated damages and outstanding invoices. In April 2014, we filed an appeal to this ruling in the Fourth District Court in San Luis Potosi, Mexico. We believe it is probable that we should prevail on final appeal based on legal arguments and the facts of this case. This appeal and any necessary final appeal is expected to take approximately twelve to eighteen months to complete. As of March 31, 2014, we have not accrued for the amount of this judgment, but we continue to maintain an immaterial accrual related to this matter.

Remy, Inc. vs. Tecnomatic S.p.A.

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

After multiple motions by the respective parties and rulings by the Court on the pleadings, certain original claims by Tecnomatic have been dismissed or narrowed. The Court has permitted Tecnomatic to amend its Complaint to add other new claims. Most recently, Tecnomatic was granted leave by the Court to file a Third Amended Complaint which was filed by Tecnomatic in January 2014. We moved to dismiss that complaint in part in February 2014, and the motion is currently pending with the Court. Tecnomatic filed an opposition to our pending motion to dismiss the Third Amended Complaint in February 2014. No trial date has been set, but it is anticipated to commence during the second quarter of 2015. Due to the current stage of this case, it is not possible to make a meaningful estimate of the amount or range of loss to the Company, if any, that could result from this case at this time. As such, we have no amounts accrued as of March 31, 2014 for this case. We intend to vigorously defend this case.

20. Acquisition

Acquisition of United Starters and Alternators Industries, Inc.

On January 13, 2014, we acquired substantially all of the assets of USA Industries pursuant to the terms and conditions of the Asset Purchase Agreement. USA Industries is a leading North American distributor of premium quality remanufactured and new alternators, starters, constant velocity (CV) axles and disc brake calipers for the light-duty aftermarket. We believe the USA Industries acquisition provides us with a strong platform to leverage our distribution channels with an enhanced portfolio and expand beyond our core rotating electric products. In connection with the closing of the transaction, the assets were placed in Remy USA Industries, L.L.C., a wholly-owned subsidiary of the Company. The results of operations of USA Industries have been included in our consolidated results of operations since the acquisition date.

Preliminary purchase price was $40,609,000, consisting of $38,500,000 in cash, $2,000,000 cash held in escrow, and payables to the former owner of $109,000. The initial purchase price allocation based on their fair values as of the acquisition date was as follows (in thousands):

Cash	$109
Trade accounts receivable	7,811
Inventories	13,834
Prepaid expenses and other current assets	43
Property, plant and equipment	462
Goodwill	14,815
Intangible assets	12,328
Other noncurrent assets	5,779
Total assets acquired	$55,181

Accounts payable	$8,083
Other current liabilities and accrued expenses	6,097
Other noncurrent liabilities	392
Total liabilities acquired	$14,572
Net assets acquired	$40,609

Goodwill of $14,815,000, which is deductible for tax purposes, has been recorded based on the initial amount of the preliminary purchase price that exceeds the fair value of the net assets acquired.

For the three months ended March 31, 2014, we recognized a finished goods inventory step-up of $2,509,000, customer relationships amortization of $237,000 and lease intangible amortization of $46,000, all included in cost of goods sold in the accompanying consolidated statement of operations.
21. Executive officer separation

On January 31, 2013, we entered into a Transition, Noncompetition and Release Agreement (the "Agreement") with John H. Weber, our former President and Chief Executive Officer, effective February 28, 2013. Pursuant to the terms of the Agreement, Mr. Weber received a lump sum cash payment of $7,000,000 (a decrease to diluted earnings per share of $0.14, net of tax), which is included in selling, general and administrative expenses in the accompanying unaudited consolidated statement of operations for the three months ended March 31, 2013.

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

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

Executive Overview

Our Business

We are a global market leader in the design, manufacture, remanufacture, marketing and distribution of non-discretionary, rotating electrical components for light and commercial vehicles for original equipment manufacturers, or OEMs, and the aftermarket. We sell our products worldwide primarily under our well-recognized “Delco Remy,” “Remy,” “World Wide Automotive” and "USA Industries" brand names, as well as our customers' well-recognized private label brand names.

Our principal products for both light and commercial vehicles include:

•	new starters and alternators;

•	remanufactured starters and alternators;

•	hybrid electric motors; and

•	multi-line products (primarily remanufactured), including steering gears, constant velocity (CV) axles, and brake calipers.

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

Financial Results

Net sales of $300.3 million for the first quarter of 2014 increased 6.6% from $281.7 million for the same period in 2013 driven primarily by increased volume and mix of $21.3 million, including $8.0 million in first quarter sales from the acquisition of USA Industries, and favorable foreign currency translation of $0.7 million. These increases in net sales were partially offset by negative pricing impact of $3.4 million. Net income was $9.5 million during the first quarter of 2014, an increase of $7.6 million over the same period in 2013. This increase was primarily driven by one-time charges in 2013 consisting of $7.0 million in additional selling, general and administrative expenses related to executive separation costs and a $4.3 million loss on extinguishment of debt and refinancing fees due to the March 2013 refinancing of our Term B Loan, partially offset by the $2.5 million of finished goods inventory step-up and $0.3 million in amortization due to purchase accounting related to the USA Industries acquisition for the three months ended March 31, 2014.

Acquisition of United Starters and Alternators Industries, Inc.

On January 13, 2014, we acquired substantially all of the assets of USA Industries pursuant to the terms and conditions of the Asset Purchase Agreement, effective as of January 13, 2014. USA Industries is a leading North American distributor of premium quality remanufactured and new alternators, starters, CV axles and disc brake calipers for the light-duty aftermarket. In connection with the closing of the transaction, the assets were placed in Remy USA Industries, L.L.C., a wholly-owned subsidiary of the Company. USA Industries' operating results are consolidated beginning January 13, 2014. The preliminary purchase price was $40,609,000, consisting of $38,500,000 in cash, $2,000,000 cash held in escrow, and payables to the former owner of $109,000.

Recent Trends and Conditions

General economic conditions

According to IHS Global Insight, global light duty vehicle production was up 5% and global medium and heavy duty vehicle production increased 2% during the first quarter of 2014 as compared to the same period in 2013. The increase in light duty vehicle production was driven primarily by a 9% increase in China production, a 6% increase in North America production and a 5% increase in Europe production. These increases were offset by a 3% decline in South America production and a 2% decline in Korea production. The increase in global medium and heavy duty production was primarily a result of a 27% increase in South America production, a 16% increase in North America production, offset by a 6% decline in China production and 1% declines in Korea and Europe, respectively, due to the commercial vehicle market softening. The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles.

Weather can affect aftermarket sales of starters and alternators. Extreme cold can damage starters and extreme heat can increase alternator failures. In both cases, this extreme weather can stimulate sales of aftermarket starters and alternators. In early 2014, the Midwest and Northeast United States experienced severe cold weather which we believe had a positive impact on our results of operations.

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

Material and commodity price fluctuations

Overall commodity price fluctuation is an ongoing concern for our business and has been an operational and financial focus. We have pass-through pricing agreements with a number of our customers that reduce our exposure to metals price volatility. Where metals price volatility is not covered by customer agreements, we utilize hedging instruments where appropriate, particularly related to copper, and consider their cost and their effectiveness. Average copper prices were lower for the quarter ended March 31, 2014 than for the same period in 2013.

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

Foreign currencies

During the first three months of 2014, approximately 34% of our net sales were transacted outside the United States. The functional currency of our foreign operations is generally the local currency, while our financial statements are presented in U.S. dollars. Foreign exchange has an unfavorable impact on net sales when the U.S. dollar is relatively strong as compared with foreign currencies and a favorable impact on net sales when the U.S. dollar is relatively weak as compared with foreign currencies. While we employ financial instruments to hedge certain exposures related to transactions from fluctuations in foreign currency exchange rates, these hedging actions do not entirely insulate us from currency effects and such programs may not always be available to us at economically reasonable costs. During the first three months of 2014, we experienced a negative impact from foreign currency effects on our reported earnings in U.S. dollars compared to the first three months of 2013, primarily resulting from the results denominated in other currencies, mainly the Mexican Peso, Brazilian Real and the Euro.

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

Although we believe that we have established a firm foundation for profitability, we continue to evaluate our global manufacturing and supply chain to further streamline our operations. We have completed the transfer of production from our Mezokovesd, Hungary plant to our other facilities in Hungary, Mexico and Korea and substantially completed the closure of our Mezokovesd, Hungary plant. In addition, during 2014, we consolidated our Mexico operations to better manage our cost structure.

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

We define adjusted EBITDA as net income attributable to common stockholders before interest expense–net, income tax expense, depreciation and amortization, stock-based compensation expense, net income attributable to noncontrolling interest, restructuring, other charges and other impairment charges, loss on extinguishment of debt and refinancing fees, executive officer separation cost, certain purchase accounting finished goods inventory step-up costs and other adjustments as set forth in the reconciliations provided below.

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

The following table sets forth a reconciliation of adjusted EBITDA to its most directly comparable U.S. GAAP measure, net income attributable to common stockholders:

	Three months ended March 31,
(In thousands)	2014	2013

Net income attributable to common stockholders	$9,467	$1,280
Adjustments:
Interest expense–net	5,636	6,337
Income tax expense	5,711	1,712
Depreciation and amortization	8,655	8,213
Stock-based compensation expense	1,219	1,497
Net income attributable to noncontrolling interest	—	563
Restructuring and other charges	314	681
Loss on extinguishment of debt and refinancing fees	—	4,256
Executive officer separation	—	7,000
Purchase accounting finished goods inventory step-up	2,509	—
Other	—	(264)
Total adjustments	24,044	29,995
Adjusted EBITDA	$33,511	$31,275

Results of operations

The following table presents our consolidated results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

Three months ended March 31,			Increase/ (Decrease)	% Increase/ (Decrease)
(In thousands)	2014	2013

Net sales	$300,294	$281,726	$18,568	6.6%
Cost of goods sold	245,827	226,747	19,080	8.4%
Gross profit	54,467	54,979	(512)	(0.9)%
Selling, general, and administrative expenses	33,339	40,150	(6,811)	(17.0)%
Restructuring and other charges	314	681	(367)	(53.9)%
Operating income	20,814	14,148	6,666	47.1%
Interest expense–net	5,636	6,337	(701)	(11.1)%
Loss on extinguishment of debt and refinancing fees	—	4,256	(4,256)	(100.0)%
Income before income taxes	15,178	3,555	11,623	326.9%
Income tax expense	5,711	1,712	3,999	233.6%
Net income	9,467	1,843	7,624	413.7%
Less net income attributable to noncontrolling interest	—	563	(563)	(100.0)%
Net income attributable to common stockholders	$9,467	$1,280	$8,187	639.6%

Net sales

Net sales increased by $18.6 million, or 6.6%, to $300.3 million for the three months ended March 31, 2014, from $281.7 million for the same period in 2013. The increase in net sales was driven by increased volume and mix of $21.3 million, including $8.0 million in first quarter sales from the acquisition of USA Industries, and favorable foreign currency translation of $0.7 million. These increases in net sales were partially offset by negative pricing impact of $3.4 million.

Net sales of new starters and alternators to OEMs in the three months ended March 31, 2014 decreased in light vehicle products which was offset by an increase in commercial vehicle products. Net sales of light vehicle starters and alternators to OEMs were $89.3 million in the three months ended March 31, 2014, a $9.4 million, or 9.5%, decrease compared to $98.7 million in the same period in 2013. These reductions are mainly driven by the end of certain North American programs offset by new programs and growth in China. Net sales of commercial vehicle starters and alternators were $72.8 million in the three months ended March 31, 2014, a $8.4 million, or 13.0%, increase compared to $64.4 million in the same period in 2013 driven primarily by higher volumes due to the severe cold weather in early 2014. We also sold $3.9 million of hybrid electric motors to OEMs in the three months ended March 31, 2014, as compared to $6.0 million in the same period in 2013.

Net sales of light vehicle products to aftermarket customers were $101.1 million in the three months ended March 31, 2014, a $17.1 million, or 20.4% increase from $84.0 million in the same period in 2013. The increase is primarily a result of sales from the USA Industries acquisition and higher volumes as we experienced strong orders from our retail customers during the quarter. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $17.7 million in the first quarter of 2014, a decrease of $1.0 million, or 5.3% from $18.7 million in the first quarter of 2013.

Net sales of remanufactured locomotive power trains and multi-line products, which consist of a small volume of remanufactured steering gears and brake calipers that we sell in the United States and Europe, to aftermarket customers, were $15.5 million in the three months ended March 31, 2014, a $5.6 million, or 56.6% increase from the same period in 2013.

Cost of goods sold

Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold was $245.8 million in the three months ended March 31, 2014 and $226.7 million in the three months ended March 31, 2013, an increase of $19.1 million, or 8.4%. The increase was mainly due to higher sales volumes. During the three months ended March 31, 2014, we recognized approximately $2.5 million related to the step-up of finished goods inventory and $0.3 million in amortization expense associated with the USA Industries acquisition. As a result, cost of goods sold as a percentage of net sales slightly increased during the three months ended March 31, 2014 to 81.9%, from 80.5% in 2013.

Gross profit

As a result of the above changes in net sales and cost of goods sold, gross profit as a percentage of net sales decreased slightly to 18.1% for the three months ended March 31, 2014 as compared to 19.5% for the three months ended March 31, 2013.

Selling, general and administrative expenses

For the three months ended March 31, 2014, selling, general and administrative expenses, or SG&A, was $33.3 million, which represents a decrease of $6.8 million, or 17.0%, from SG&A of $40.2 million for the three months ended March 31, 2013. The decrease was primarily related to a one-time charge representing a $7.0 million lump sum cash payment made to our former President and Chief Executive Officer pursuant to the terms of a Transition, Noncompetition and Release Agreement effective February 28, 2013.

Restructuring and other charges

Restructuring and other charges decreased by $0.4 million, to $0.3 million for the three months ended March 31, 2014 compared to $0.7 million for the same period in 2013. The decrease in restructuring expense for the three months ended March 31, 2014 primarily related to the closure of our Mezokovesd, Hungary in 2013 resulting in limited restructuring costs in the quarter ended March 31, 2014.

Interest expense–net

Interest expense–net decreased by $0.7 million to $5.6 million for the three months ended March 31, 2014 from $6.3 million in the same period in 2013. The decrease was primarily driven by a decrease in interest rate from 6.25% to 4.25% due to the refinancing of the Term B loan on March 5, 2013 and lower amounts borrowed on short-term debt in 2014 versus 2013. The decrease was partially offset by the additional interest expense-net related to our undesignated interest rate swap contracts of $0.5 million.

Loss on extinguishment of debt and refinancing fees

During the three months ended March 31, 2014, no amounts were recorded for loss on extinguishment of debt and refinancing fees. During the three months ended March 31, 2013, loss on extinguishment of debt and refinancing fees of $4.3 million was related to the refinancing of our Term B Loan syndication.

Income tax expense

Income tax expense increased by $4.0 million to $5.7 million for the three months ended March 31, 2014 from $1.7 million for the same period in 2013. The increase is primarily driven by the increase in income before income taxes in 2014 compared to the same period in 2013.

Net income attributable to common stockholders

Our net income attributable to common stockholders for the three months ended March 31, 2014 was $9.5 million as compared to $1.3 million for the three months ended March 31, 2013, for the reasons described above. In addition, there was no income attributable to the noncontrolling interest during the three months ended March 31, 2014 due to our June 2013 acquisition of the remaining 49% noncontrolling ownership interest of our Chinese joint venture, Remy Hubei Electric Co. Ltd.

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

As of March 31, 2014, we had cash and cash equivalents on hand of $55.8 million representing a $59.1 million decrease compared to the $114.9 million cash and cash equivalents on hand as of December 31, 2013. Total liquidity as of March 31, 2014, including cash on hand, availability under the ABL First Amendment, and availability under short-term debt credit facilities, was $150.5 million.

Cash flows

The following table shows the components of our cash flows for the periods presented:

Three months ended March 31,
(In thousands)	2014	2013

Net cash provided by (used in):
Operating activities before changes in operating assets and liabilities	$19,850	$10,571
Changes in operating assets and liabilities	(29,008)	(26,902)
Operating activities	(9,158)	(16,331)
Investing activities	(46,789)	(5,692)
Financing activities	(2,669)	5,204

Cash flows-Operating activities

Cash used in operating activities was $9.2 million versus $16.3 million for the three months ended March 31, 2014 and 2013, respectively. The increase in operating cash flows from 2013 was primarily a result of the increase in net income as discussed above.

Operating cash flows were negatively impacted due to a $35.9 million decrease in cash flows from accounts receivable driven primarily by the mix of sales in geographic regions with longer payment terms and timing of amounts factored in 2014. Partially offsetting the impact of longer payment terms on operating cash flows were higher cash collection from customers during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, due to higher net sales of $18.6 million in 2014 as discussed above. Higher expenditures for inventory replenishment of approximately $3.0 million in 2014 as a result of increased sales levels in addition to a $2.4 million decrease in 2014 in cash outflows period over period as we made investments in our North American aftermarket customers and additional start-up of our new Wuhan, China facility in 2013. Our mix of accounts payable increased our days payable outstanding during the three months ended March 31, 2014 resulting in an increase in payables of $20.3 million.

Cash payments related to our incentive compensation plans were lower by $7.2 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease was primarily related to a one-time $7.0 million lump sum cash payment for executive separation costs incurred in 2013. Cash payments for restructuring charges were $1.1 million lower due to the nature and timing of restructuring actions.

Cash paid for interest for the three months ended March 31, 2014 was $4.9 million as compared to $6.2 million for the three months ended March 31, 2013, a decrease of $1.3 million. Cash payments were lower primarily due to the refinancing of our Amended and Restated Term B Loan Credit Agreement on March 5, 2013.

Cash paid for taxes for the three months ended March 31, 2014 was $4.9 million, compared to $2.6 million for the three months ended March 31, 2013, an increase of $2.3 million. The reason for the increase was primarily due to higher foreign cash payments as a result of higher foreign income before taxes in 2014.

Cash flows-Investing activities

Cash used in investing activities for the three months ended March 31, 2014 was $46.8 million representing a $41.1 million increase over the $5.7 million cash used in investing activities for the three months ended March 31, 2013. The increase was primarily due to $40.4 million in net cash disbursements related to the USA Industries acquisition.

Cash flows-Financing activities

Cash used in financing activities for the three months ended March 31, 2014 was $2.7 million, compared to cash provided by financing activities of $5.2 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, we paid $3.4 million in quarterly cash dividends to our common stockholders, as declared by our Board of Directors, which was consistent with quarterly cash dividends paid in the prior year period. We also repurchased $2.5 million of our common stock to satisfy tax withholding obligations of participants under our stock-based compensation programs during the three months ended March 31, 2014, as compared to $1.2 million during the three months ended March 31, 2013. In connection with the vesting of restricted stock grants during the first quarter of 2014, we also recognized an excess tax benefit of $1.1 million, compared to no excess tax benefit recorded in the first quarter of 2013.

The increase in short-term debt was related to borrowings on our revolving credit facilities. In March 2014, we entered into a revolving credit facility in China with one bank for $10.0 million of which $2.9 million was borrowed and remained outstanding at March 31, 2014. We also borrowed and repaid $4.2 million on the Asset-Based Revolving Credit Facility during the quarter ended March 31, 2014. These borrowings were for funding our China operations and for general corporate working capital purposes.

In 2013, we refinanced our $287.0 million Term B Loan with an Amended and Restated Term B Loan Credit Agreement and received $299.3 million in proceeds, which was offset by deferred financing fees of $3.4 million.

Debt and Capital Structure

First Amendment to ABL Revolver Credit Agreement

On March 5, 2013, we entered into a First Amendment to our existing ABL Revolver Credit Agreement ("ABL First Amendment") to extend the maturity date of the Asset-Based Revolving Credit Facility ("ABL") from December 17, 2015 to September 5, 2018 and reduce the borrowing rate. The ABL First Amendment bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL First Amendment maintains the current availability at $95,000,000, but may be increased, under certain circumstances, by $20,000,000. The ABL First Amendment is secured by substantially all domestic accounts receivable and inventory. At March 31, 2014, the ABL First Amendment balance was zero. Based upon the collateral supporting the ABL First Amendment, the amount borrowed, and the outstanding letters of credit of $14,035,000, there was additional availability for borrowing of $73,460,000 on March 31, 2014. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL First Amendment.

Amended and Restated Term B Loan Credit Agreement

On March 5, 2013, we entered into a $300,000,000 Amended and Restated Term B Loan Credit Agreement ("Amended and Restated Term B Loan") to refinance the existing $286,978,000 Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the borrowing rate. The Amended and Restated Term B Loan bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3.00% per year with an original issue discount of $750,000. The Amended and Restated Term B Loan also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Amended and Restated Term B Loan is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL First Amendment. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Amended and Restated Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At March 31, 2014, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.

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

The agreement that governs our senior secured revolving credit facility contains a number of covenants, including financial covenants, that would impact our ability to borrow on the facility if not met. These covenants include restrictive covenants that restrict, among other things, the ability to incur additional indebtedness and pay cash dividends on our common stock. The facility also includes customary events of default, including breach of covenant and cross-defaults to certain other debt. As of March 31, 2014, we were in compliance with all of our covenants.

Non-U.S. borrowing arrangements

At March 31, 2014, our subsidiaries outside the U.S. also had various uncommitted credit facilities, of which $21.2 million was not utilized. We expect that these additional facilities will be drawn on from time to time for normal working capital purposes and to fund capital expenditures in support of operations and planned expansions in certain regions. See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our short term debt.

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

Contractual obligations

There were no material changes in our contractual obligations during the three months ended March 31, 2014 from what was previously described in our Annual Report on Form 10-K for the year ended December 31, 2013, other than related to the leases discussed below.

As a result of facility lease renewals in Mexico and facility leases we acquired in connection with the January 2014 USA Industries acquisition, cash payments under our operating lease arrangements have changed from what was previously described in our Annual Report on Form 10-K for the year ended December 31, 2013. In Mexico, we amended our existing operating lease at our Piedras Negras facility, which requires total minimum lease payments of $1.0 million through 2015. We also entered into a new operating lease for our Mexico OE facility, which requires total minimum lease payments of $3.7 million through 2017. In connection with the USA Industries acquisition, we acquired operating leases for facilities in Texas, California, New York and Wisconsin, which require future cash payments of $2.5 million over the remaining lease terms through 2018.

Contingencies

Information concerning contingencies are contained in Note 19 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

Off-Balance sheet arrangements

We do not have any material off-balance sheet arrangements.

Accounting pronouncements

For a discussion of certain adopted or pending accounting pronouncements, see Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, which is incorporated herein by reference.

Critical accounting policies and estimates

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Actual amounts could differ significantly from these estimates. See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a summary of the significant accounting policies and methods used in the preparation of our unaudited condensed consolidated financial statements. A detailed description of our significant accounting policies is included in Note 2 to our audited consolidated financial statements included in our Annual Report for Form 10-K for the year ended December 31, 2013. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2014.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative information about our market risks from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission on February 27, 2014.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our President and Chief Executive Officer (principal executive officer) and our Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2014. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2014.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information
Item 1.Legal Proceedings
 The information concerning the legal proceedings involving the Company contained in Note 19 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.
Item 1A.     Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to Risk Factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following shares of common stock to satisfy tax withholding obligations during the quarter ended March 31, 2014 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet by purchased under the plans or programs (2)
1/1/2014 - 1/31/2014	28,937	$20.99	—	—
2/1/2014 - 2/28/2014	85,354	22.22	—	—
3/1/2014 - 3/31/2014	—	—	—	—
Total	114,291	$21.91

(1)	Shares purchased during the three months ended March 31, 2014 were in connection with employee payroll tax withholding for restricted stock distributions.

(2)	We have not announced a general plan or program to purchase shares.

Item 6.    Exhibits

Exhibit Index

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed herewith
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-8	EX-3.1	2/14/2013
3.2	Amended and Restated Bylaws, as currently in effect	S-8	EX-3.2	2/14/2013
*10.1	2014 Form of Notice of Restricted Stock Grant for Directors and Restricted Stock Award Agreement under the Remy International, Inc. Omnibus Incentive Plan				X
*10.2	2014 Form of Notice of Stock Option Grant for Directors and Stock Option Agreement under the Remy International, Inc. Omnibus Incentive Plan				X
*10.3	2014 Form of Notice of Restricted Stock Grant for Employees and Restricted Stock Award Agreement under the Remy International, Inc. Omnibus Incentive Plan				X
*10.4	2014 Form of Notice of Stock Option Grant for Employees and Stock Option Agreement under the Remy International, Inc. Omnibus Incentive Plan				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
32.2	Certification by Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema Document				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				X

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

Remy International, Inc.
(Registrant)

Date: April 30, 2014	By: /s/ Fred Knechtel

Fred Knechtel
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)