Form 10-Q
period 2014-06-30
REMY INTERNATIONAL, INC.
filed 2014-07-30
CIK 1046859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of June 30, 2014, there were 31,995,332 shares of the Registrant's common stock outstanding.

PART I - Financial Information
Item 1.    Financial Statements
Remy International, Inc.
Consolidated balance sheets

	June 30,	December 31,
(In thousands, except share information)	2014	2013
Assets:	(unaudited)
Current assets:
Cash and cash equivalents	$56,150	$114,884
Trade accounts receivable (less allowances of $1,885 and $1,583)	243,087	191,548
Other receivables	19,484	21,023
Inventories	188,098	159,340
Deferred income taxes	36,244	36,329
Prepaid expenses and other current assets	15,225	11,151
Total current assets	558,288	534,275

Property, plant and equipment	261,390	249,326
Less accumulated depreciation and amortization	(114,971)	(103,715)
Property, plant and equipment, net	146,419	145,611

Deferred financing costs, net of amortization	3,467	3,802
Goodwill	285,433	271,418
Intangibles, net	107,916	89,909
Other noncurrent assets	78,506	72,040
Total assets	$1,180,029	$1,117,055

Liabilities and Equity:
Current liabilities:
Short-term debt	$7,390	$2,369
Current maturities of long-term debt	3,389	3,392
Accounts payable	199,580	168,491
Accrued interest	113	92
Accrued restructuring	153	1,026
Other current liabilities and accrued expenses	120,012	110,179
Total current liabilities	330,637	285,549

Long-term debt, net of current maturities	292,310	293,835
Postretirement benefits other than pensions	1,515	1,628
Accrued pension benefits	17,993	19,103
Deferred income taxes	811	1,000
Other noncurrent liabilities	28,123	24,783

Equity:
Remy International, Inc. stockholders' equity:
Common stock, Par value of $0.0001; 31,995,332 shares outstanding at June 30, 2014, and 31,981,544 shares outstanding at December 31, 2013	3	3
Treasury stock, at cost; 457,107 treasury shares at June 30, 2014, and 267,924 treasury shares at December 31, 2013	(3,982)	(1,477)
Additional paid-in capital	324,322	320,687
Retained earnings	226,504	213,418
Accumulated other comprehensive loss	(38,207)	(41,474)
Total Remy International, Inc. stockholders' equity	508,640	491,157
Total liabilities and equity	$1,180,029	$1,117,055
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013

Net sales	$299,293	$282,349	$599,587	$564,076
Cost of goods sold	241,147	227,648	486,974	454,396
Gross profit	58,146	54,701	112,613	109,680
Selling, general, and administrative expenses	35,929	32,415	69,268	72,565
Restructuring and other charges	79	2,128	393	2,809
Operating income	22,138	20,158	42,952	34,306
Interest expense–net	5,390	3,731	11,026	10,068
Loss on extinguishment of debt and refinancing fees	—	—	—	4,256
Income before income taxes	16,748	16,427	31,926	19,982
Income tax expense	6,792	4,963	12,503	6,675
Net income	9,956	11,464	19,423	13,307
Less net income attributable to noncontrolling interest	—	96	—	659
Net income attributable to common stockholders	$9,956	$11,368	$19,423	$12,648

Basic earnings per share:
Earnings per share	$0.32	$0.36	$0.62	$0.41
Weighted average shares outstanding	31,514	31,239	31,447	31,173
Diluted earnings per share:
Earnings per share	$0.32	$0.36	$0.62	$0.40
Weighted average shares outstanding	31,593	31,364	31,571	31,314
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of comprehensive income (loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013

Net income	$9,956	$11,464	$19,423	$13,307
Other comprehensive income (loss):
Foreign currency translation adjustments	3,820	(2,088)	3,055	(5,230)
Currency forward contracts, net of tax	1,947	(3,602)	425	(4,170)
Commodity contracts, net of tax	1,856	(2,413)	334	(3,743)
Interest rate swap contract, net of tax	(410)	894	(691)	624
Employee benefit plans, net of tax	58	(78)	144	370
Total other comprehensive income (loss), net of tax	7,271	(7,287)	3,267	(12,149)
Comprehensive income	17,227	4,177	22,690	1,158
Less: Comprehensive income attributable to noncontrolling interest	—	96	—	659
Less: Other comprehensive income attributable to noncontrolling interest- foreign currency translation	—	170	—	200
Comprehensive income attributable to Remy International, Inc.	$17,227	$3,911	$22,690	$299
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of cash flows
(Unaudited)

	Six months ended June 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$19,423	$13,307
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	18,816	17,022
Amortization of debt issuance costs	500	613
Loss on extinguishment of debt and refinancing fees	—	4,256
Stock-based compensation	2,561	3,246
Deferred income taxes	981	(3,409)
Accrued pension and postretirement benefits, net	(997)	(416)
Restructuring and other charges	393	2,809
Cash payments for restructuring charges	(1,266)	(4,949)
Other	273	(801)
Changes in operating assets and liabilities, net of restructuring charges:
Accounts receivable	(40,969)	(27,010)
Inventories	(13,998)	(9,187)
Accounts payable	22,548	(6,206)
Other current assets and liabilities, net	1,647	7,231
Other noncurrent assets and liabilities, net	(13,974)	(6,446)
Net cash used in operating activities	(4,062)	(9,940)

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,627)	(13,239)
Net proceeds on sale of assets	80	303
Acquisition of USA Industries, Inc., net of cash acquired of $109	(40,070)	—
Net cash used in investing activities	(51,617)	(12,936)

Cash flows from financing activities:
Change in short-term debt and revolver	4,930	(5,750)
Payments made on long-term debt, including capital leases	(1,693)	(288,874)
Proceeds from issuance of long-term debt	—	299,250
Dividend payments on common stock	(6,548)	(6,331)
Purchase of treasury stock	(2,505)	(1,248)
Debt issuance costs	—	(3,476)
Purchase of and distributions to noncontrolling interest	—	(18,902)
Other	1,142	—
Net cash used in financing activities	(4,674)	(25,331)

Effect of exchange rate changes on cash and cash equivalents	1,619	(2,480)
Net decrease in cash and cash equivalents	(58,734)	(50,687)
Cash and cash equivalents at beginning of period	114,884	111,733
Cash and cash equivalents at end of period	$56,150	$61,046
Supplemental information:
Noncash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	$2,816	$1,825
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

The automotive parts market is highly competitive. Competition is based primarily on quality of products, service, delivery, technical support and price. Most OEMs and aftermarket distributors source parts from two or more suppliers and we compete with a number of companies who supply automobile manufacturers throughout the world.

On August 14, 2012, Fidelity National Special Opportunities, Inc. (now known as Fidelity National Financial Ventures, LLC., or "FNFV") a wholly-owned subsidiary of Fidelity National Financial, Inc., or "FNF", a leading provider of title insurance, mortgage services and restaurant and diversified services, purchased additional shares of Remy International, Inc. common stock, thereby increasing its ownership position above 50%. As a result, FNF began consolidating the financial results of Remy in the third quarter of 2012. As of June 30, 2014, FNFV held a 51% ownership interest in Remy, comprised of 16,342,508 shares of our common stock. Additionally, FNF and related subsidiaries participated in our Amended and Restated Term B Loan Credit Agreement on March 5, 2013 and held $29,550,000 principal amount of our Amended and Restated Term B loan as of June 30, 2014.

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

We received various grants and subsidies during the three and six month periods ended June 30, 2014 and 2013. The amounts recognized in the accompanying consolidated statements of operations as government grants were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Reduction of cost of goods sold	$636	$684	$1,079	$1,272
Reduction of selling, general, and administrative expenses	$193	$177	$386	$336

As of June 30, 2014 and December 31, 2013, we had deferred revenue of $5,900,000 and $6,283,000, respectively, related to government grants.

Trade accounts receivable and allowance for doubtful accounts

Trade accounts receivable is stated at net realizable value, which approximates fair value. Substantially all of our trade accounts receivable are due from customers in the original equipment and aftermarket automotive industries, both domestically and internationally. Trade accounts receivable includes notes receivable of $45,262,000 and $27,154,000 as of June 30, 2014 and December 31, 2013, respectively. Trade accounts receivable is reduced by an allowance for amounts that are expected to become uncollectible in the future and for disputed items. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for doubtful customer accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is developed based on several factors including customers' credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Earnings per share

Basic earnings per share is calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares outstanding plus the assumed issuance of common shares and related adjustment to net income attributable to common stockholders related to all potentially dilutive securities. For the three months ended June 30, 2014 and 2013, in applying the treasury stock method, equivalent shares of unvested restricted stock of 78,525 and 124,573 shares, respectively, were included in the weighted average shares outstanding in the diluted calculation. For the six months ended June 30, 2014 and 2013, in applying the treasury stock method, equivalent shares of unvested restricted stock of 124,502 and 141,498 shares, respectively, were included in the weighted average shares outstanding in the diluted calculation. Anti-dilutive stock options of 273,723 and 266,597 were excluded from the calculation of dilutive earnings per share for the three month periods ended June 30, 2014 and 2013, respectively. Anti-dilutive stock options of 299,612 and 189,462 were excluded from the calculation of dilutive earnings per share for the six month periods ended June 30, 2014 and 2013, respectively.

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

New accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of 2017. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, are set forth in the table below:

	As of June 30, 2014			As of December 31, 2013
(In thousands)	Asset/ (liability)	Level 2	Valuation technique	Asset/ (liability)	Level 2	Valuation technique
Interest rate swap contracts	$(1,742)	$(1,742)	C	$727	$727	C
Foreign exchange contracts	4,919	4,919	C	3,417	3,417	C
Commodity contracts	(777)	(777)	C	(1,333)	(1,333)	C

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

As of June 30, 2014 and December 31, 2013, we had the following outstanding foreign currency contracts that were entered into to hedge forecasted purchases and revenues, respectively:

(In thousands)	Currency denomination
	June 30,	December 31,
Foreign currency contract	2014	2013
South Korean Won Forward	$73,626	$74,368
Mexican Peso Contracts	$75,174	$73,520
Brazilian Real Forward	$17,634	$11,427
Hungarian Forint Forward	€11,188	€14,416
Great Britain Pound Forward	£2,230	£3,735

Accumulated unrealized net gains of $2,945,000 and $2,520,000 were recorded in accumulated other comprehensive income (loss) (AOCI) as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, gains of $2,663,000 are expected to be reclassified to the consolidated statement of operations within the next twelve months. During the three and six months ended June 30, 2014, the Company hedged a firm commitment for foreign currency settlements in South Korean Won. The Company recognized a fair value hedge gain of $96,000 in cost of goods sold, which offset the foreign currency loss on the related hedged item during the period. Any ineffectiveness during the three and six month periods ended June 30, 2014 and 2013, respectively, was immaterial.

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

On March 27, 2013, we also entered into a designated interest rate swap agreement for $72,000,000 of the outstanding principal balance of our long term debt. Under the terms of the new interest rate swap agreement, we swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 2.75% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72,000,000, and is reduced by $187,500 quarterly from the effective date. This interest rate swap has been designated as a cash flow hedging instrument. Accumulated unrealized gains of $320,000, and $1,455,000, excluding the tax effect, were recorded in accumulated other comprehensive income (loss) (AOCI) as of June 30, 2014, and December 31, 2013, respectively. As of June 30, 2014, no gains are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during the three and six month periods ended June 30, 2014 and 2013, respectively, was immaterial.

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

We had twenty-eight commodity price hedge contracts outstanding at June 30, 2014, and thirty-two commodity price hedge contracts outstanding at December 31, 2013, with combined notional quantities of 5,252 and 6,368 metric tons of copper, respectively. These contracts mature within the next eighteen months. These contracts were designated as cash flow hedging instruments. Accumulated unrealized losses of $772,000 and $1,319,000, excluding the tax effect, were recorded in AOCI as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, losses of $1,006,000 are expected to be reclassified to the accompanying consolidated statement of operations within the next 12 months. Any ineffectiveness during the three and six month periods ended June 30, 2014 and 2013, respectively, was immaterial.

Other

We present our derivative positions and any related material collateral under master netting agreements on a gross basis. We have entered into International Swaps and Derivatives Association agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require us to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of June 30, 2014, we have not posted any collateral to support derivatives in a liability position.

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

	Asset derivatives			Liability derivatives
(In thousands)	Balance sheet location	June 30, 2014	December 31, 2013	Balance sheet location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Commodity contracts	Prepaid expenses and other current assets	$—	$257	Other current liabilities and accrued expenses	$1,018	$—
Commodity contracts	Other noncurrent assets	241	195	Other noncurrent liabilities	—	1,785
Foreign currency contracts	Prepaid expenses and other current assets	5,820	3,630	Other current liabilities and accrued expenses	1,354	141
Foreign currency contracts	Other noncurrent assets	629	108	Other noncurrent liabilities	176	180
Interest rate swap contracts	Other noncurrent assets	320	1,455	Other noncurrent liabilities	—	—
Total derivatives designated as hedging instruments		$7,010	$5,645		$2,548	$2,106
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Other noncurrent assets	$—	$—	Other noncurrent liabilities	$2,062	$728
Total derivatives not designated as hedging instruments		$—	$—		$2,062	$728

 The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended June 30, 2014 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$1,784	Cost of goods sold	$(1,262)	Cost of goods sold	$22
Foreign currency contracts	3,909	Cost of goods sold	1,512	Cost of goods sold	—
Interest rate swap contracts	(672)	Interest expense–net	—	Interest expense–net	—
	$5,021		$250		$22

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap	Interest expense–net	$(656)

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended June 30, 2013 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(4,832)	Cost of goods sold	$(891)	Cost of goods sold	$(57)
Foreign currency contracts	(3,314)	Cost of goods sold	1,485	Cost of goods sold	—
Interest rate swap contracts	1,293	Interest expense–net	—	Interest expense–net	—
	$(6,853)		$594		$(57)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap contracts	Interest expense–net	$1,350

 The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the six months ended June 30, 2014 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(1,663)	Cost of goods sold	$(2,210)	Cost of goods sold	$(15)
Foreign currency contracts	2,784	Cost of goods sold	2,409	Cost of goods sold	—
Interest rate swap contracts	(1,134)	Interest expense–net	—	Interest expense–net	—
	$(13)		$199		$(15)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap	Interest expense–net	$(1,333)

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the six months ended June 30, 2013 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(6,934)	Cost of goods sold	$(783)	Cost of goods sold	$(86)
Foreign currency contracts	(2,506)	Cost of goods sold	2,819	Cost of goods sold	—
Interest rate swap contracts	1,024	Interest expense–net	—	Interest expense–net	—
	$(8,416)		$2,036		$(86)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap contracts	Interest expense–net	$1,123

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

Accounts receivable factoring arrangements

We have entered into factoring agreements with various domestic and European financial institutions to sell our accounts receivable under nonrecourse agreements. These are treated as a sale. The transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any domestic accounts after the factoring has occurred. We do not have any servicing assets or liabilities. We utilize factoring arrangements as an integral part of financing for us. The cost of factoring such accounts receivable is reflected in the accompanying consolidated statements of operations as interest expense-net with other financing costs. The cost of factoring such accounts receivable for the three months ended June 30, 2014 and 2013 was $1,292,000 and $1,374,000, respectively. The cost of factoring such accounts receivable for the six months ended June 30, 2014 and 2013 was $2,546,000 and $2,879,000, respectively. Gross amounts factored under these facilities as of June 30, 2014 and December 31, 2013 were $241,287,000 and $244,940,000, respectively. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition.

5. Inventories

Net inventories consisted of the following:

	June 30,	December 31,
(In thousands)	2014	2013
Raw materials	$49,677	$42,322
Core inventory	37,004	36,581
Work-in-process	10,392	8,398
Finished goods	91,025	72,039
	$188,098	$159,340

Raw materials also include materials consumed in the manufacturing and remanufacturing process, but not directly incorporated into the finished products.

6. Property, plant and equipment

Depreciation and amortization expense of property, plant, and equipment for the six months ended June 30, 2014 and 2013 was $10,988,000 and $9,292,000, respectively.

7. Goodwill and other intangible assets

The following table represents the carrying value of other intangible assets:

	As of June 30, 2014			As of December 31, 2013
(In thousands)	Carrying value	Accumulated amortization	Net	Carrying value	Accumulated amortization	Net
Definite-life intangibles:
Intellectual property	$17,745	$4,974	$12,771	$16,810	$4,583	$12,227
Customer relationships	46,500	19,777	26,723	35,500	17,746	17,754
Customer contract	110,775	91,784	18,991	97,789	86,061	11,728
Lease intangible	328	97	231	—	—	—
Total	175,348	116,632	58,716	150,099	108,390	41,709
Indefinite-life intangibles:
Trade names	49,200	—	49,200	48,200	—	48,200
Intangible assets, net	$224,548	$116,632	$107,916	$198,299	$108,390	$89,909
Goodwill	$285,433	$—	$285,433	$271,418	$—	$271,418

Definite-lived intangible assets are being amortized to reflect the pattern of economic benefit consumed.

We perform impairment testing annually or more frequently when events or circumstances indicate that the carrying amount of the above intangibles may be impaired.

On January 13, 2014, we acquired substantially all of the assets of United Starters and Alternators Industries, Inc. ("USA Industries") pursuant to the terms and conditions of the Asset Purchase Agreement. See Note 20 for further information. As a result of the acquisition, we assigned preliminary values to all assets and liabilities acquired, including the customer relationships intangible of $11,000,000 with a useful life of 10 years, $1,000,000 to value the USA Industries trade name with an indefinite life, $328,000 to out-of-market lease intangibles recognized over the remaining term of the lease agreements, and $14,015,000 to goodwill in the purchase price allocation during the six months ended June 30, 2014.

During the six month period ended June 30, 2014, we had customer contract intangible additions of approximately $12,986,000, with a weighted average useful life of 1.8 years based on the estimated useful life of the contracts.

8. Other noncurrent assets

Other noncurrent assets primarily consisted of core return rights of $41,555,000 and noncurrent deferred tax assets of $21,128,000 as of June 30, 2014. Other noncurrent assets primarily consisted of core return rights of $37,250,000 and noncurrent deferred tax assets of $22,113,000 as of December 31, 2013.

9. Other current liabilities and accrued expenses

Other current liabilities and accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2014	2013
Accrued warranty	$25,817	$27,083
Accrued wages and benefits	19,912	20,016
Current portion of customer obligations	9,562	4,560
Rebates, stocklifts, discounts and returns	22,159	18,922
Current deferred revenue	2,021	2,270
Other	40,541	37,328
	$120,012	$110,179

Changes to our current and noncurrent accrued warranty were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period	$32,489	$26,997	$30,781	$27,194
Provision for warranty	9,047	11,153	21,218	20,470
Payments and charges against the accrual	(11,709)	(9,081)	(23,535)	(18,595)
Increased warranty accruals due to business acquisitions (Note 20)	—	—	1,363	—
Balance at end of period	$29,827	$29,069	$29,827	$29,069

10. Other noncurrent liabilities

Other noncurrent liabilities consisted of the following:

	June 30,	December 31,
(In thousands)	2014	2013
Customer obligations, net of current portion	$688	$—
Noncurrent deferred revenue	4,346	4,755
Other	23,089	20,028
	$28,123	$24,783

11.	Restructuring and other charges

Total restructuring and other charges of $393,000 were recorded for the six months ended June 30, 2014. These charges consisted of $230,000 of employee termination benefits and $163,000 of other exit costs. The charges were primarily related to the closure of our Mezokovesd, Hungary plant and restructuring actions in our North American operations.

Total restructuring and other charges of $2,809,000 were recorded during the six months ended June 30, 2013. These charges consisted of $1,566,000 of employee termination benefits and $1,243,000 of other exit costs. The severance charges primarily related to continued costs related to the closure of our Mezokovesd, Hungary plant, reductions in force in our Oklahoma and Mexico facilities and lease termination costs.

The following table summarizes the activity in our accrual for restructuring and other charges for the three and six month periods ended June 30, (in thousands):

2014	Termination benefits	Exit costs	Total
Accrual at December 31, 2013	$981	$45	$1,026
Provision	228	86	314
Payments	(950)	(106)	(1,056)
Accrued at March 31, 2014	$259	$25	$284
Provision	2	77	79
Payments	(113)	(97)	(210)
Accrued at June 30, 2014	$148	$5	$153

2013	Termination benefits	Exit costs	Total
Accrual at December 31, 2012	$3,573	$106	$3,679
Provision	370	311	681
Payments	(1,832)	(331)	(2,163)
Accrued at March 31, 2013	$2,111	$86	$2,197
Provision	1,196	932	2,128
Payments	(1,870)	(916)	(2,786)
Accrued at June 30, 2013	$1,437	$102	$1,539

Significant components of restructuring and other charges were as follows (in thousands):

	Total expected costs	Expense incurred in			Estimated future expense
		Six months ended June 30, 2014	Twelve months ended December 31, 2013	Twelve months ended December 31, 2012

2014 Activities
Severance	$562	$212	$—	$—	$350
Exit costs	160	28	—	—	132
	$722	$240	$—	$—	$482
2013 Activities
Severance	$1,756	$—	$1,756	$—	$—
Exit costs	692	—	692	—	—
	$2,448	$—	$2,448	$—	$—
2012 Activities
Severance	$4,551	$18	$795	$3,738	$—
Exit costs	1,555	135	823	410	187
Other charges	1,687	—	—	1,687	—
	$7,793	$153	$1,618	$5,835	$187

12. Debt

Borrowings under long-term debt arrangements, net of discounts, consisted of the following:

	June 30,	December 31,
(In thousands)	2014	2013
Asset-Based Revolving Credit Facility, First-Amendment-Maturity date of September 5, 2018	$—	$—
Amended and Restated Term B Loan-Maturity date of March 5, 2020	293,666	295,001
Total Senior Credit Facility and Notes	293,666	295,001
Capital leases	2,033	2,226
Less current maturities	(3,389)	(3,392)
Long-term debt less current maturities	$292,310	$293,835

On March 5, 2013, we entered into a First Amendment to our existing ABL Revolver Credit Agreement ("ABL First Amendment") to extend the maturity date of the Asset-Based Revolving Credit Facility ("ABL") from December 17, 2015 to September 5, 2018 and reduce the borrowing rate. The ABL First Amendment bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL First Amendment maintains the current availability at $95,000,000, but may be increased, under certain circumstances, by $20,000,000. The ABL First Amendment is secured by substantially all domestic accounts receivable and inventory. At June 30, 2014, the ABL First Amendment balance was zero. Based upon the collateral supporting the ABL First Amendment, the amount borrowed, and the outstanding letters of credit of $14,035,000, there was additional availability for borrowing of $79,646,000 on June 30, 2014. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL First Amendment.

On March 5, 2013, we entered into a $300,000,000 Amended and Restated Term B Loan Credit Agreement ("Amended and Restated Term B Loan") to refinance the existing $286,978,000 Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the borrowing rate. The Amended and Restated Term B Loan bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3.00% per year with an original issue discount of $750,000. The Amended and Restated Term B Loan also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Amended and Restated Term B Loan is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL First Amendment. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. As a result of the refinancing of our Term B Loan syndication, we recorded a loss on extinguishment of debt and refinancing fees of $4,256,000 during the quarter ended March 31, 2013. The Amended and Restated Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At June 30, 2014, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.

As of June 30, 2014, the estimated fair value of our Amended and Restated Term B Loan was $297,164,000, which was $3,498,000 more than the carrying value. As of December 31, 2013, the estimated fair value of our Term B Loan was $300,157,000, which was $5,156,000 more than the carrying value. The Level 2 fair market values are based on established market prices as of June 30, 2014 and December 31, 2013. The fair value estimates do not necessarily reflect the values we could realize in the current markets. Because of their short-term nature or variable interest rate, we believe the carrying value for short-term debt and the revolving credit agreement closely approximates their fair value.

All of our credit agreements contain various covenants and representations that are customary for transactions of this nature. We were in compliance with all covenants as of June 30, 2014. The credit agreements contain various restrictive covenants, which include, among other things: (i) a maximum leverage ratio; (ii) a minimum interest coverage ratio; (iii) mandatory prepayments upon certain asset sales and debt issuances; and (iv) limitations on the payment of dividends in excess of a specified amount. The term loan also includes events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5.0 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity.

Short-term debt

We have revolving credit facilities with three Korean banks with a total facility amount of approximately $12,815,000 of which $2,465,000 was borrowed at an average interest rate of 3.43% at June 30, 2014. In Hungary, there is one revolving credit facility with one bank for a total credit facility of $1,276,000 of which nothing is borrowed at June 30, 2014. In China there is a revolving credit facility with one bank for a total credit facility of $10,000,000 of which $4,925,000 was borrowed at an average interest rate of 4.15% at June 30, 2014.

Capital leases

Capital leases have been capitalized using nominal interest rates ranging from 4.0% to 15.1% as determined by the dates we entered into the leases. We had assets under capital leases of approximately $2,902,000 at June 30, 2014 and approximately $3,050,000 at December 31, 2013, net of accumulated amortization.

13. Stockholders' equity

Common stock

On December 12, 2012, we amended our Amended and Restated Certificate of Incorporation. The amendment authorizes the Company to issue 280,000,000 shares, consisting of 240,000,000 shares of common stock, par value $0.0001 per share, and 40,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2014, there were 31,995,332 common stock shares outstanding and no preferred stock shares outstanding.

The holders of common stock are entitled to one vote on all matters properly submitted on which the common stockholders are entitled to vote.

Treasury stock

During the six months ended June 30, 2014, we withheld 114,291 shares at cost, or $2,505,000, to satisfy tax obligations for vesting of restricted stock shares granted to our employees under the Remy International, Inc. Omnibus Incentive Plan, or "Omnibus Incentive Plan". In addition, 74,892 shares were forfeited and returned to treasury stock during the six months ended June 30, 2014 for no value pursuant to the Omnibus Incentive Plan.

During the six months ended June 30, 2013, we withheld 67,087 shares at cost, or $1,248,000, to satisfy tax obligations for vesting of restricted stock shares granted to our employees under the Omnibus Incentive Plan. In addition, 35,104 shares were forfeited and returned to treasury stock during the six months ended June 30, 2013 for no value pursuant to the Omnibus Incentive Plan.

Dividend payments

Our Board of Directors declared cash dividends of ten cents ($0.10) per share in January 2014 and April 2014, respectively. Cash dividends paid during the six months ended June 30, 2014 were $6,548,000, which also included accrued cash dividends paid on restricted stock vestings.  As of June 30, 2014, a dividend payable of $214,000 was recorded for unvested restricted stock and is payable upon vesting.

On July 25, 2014, our Board of Directors declared a quarterly cash dividend of ten cents ($0.10) per share, payable on August 29, 2014, to stockholders of record as of August 15, 2014.

14. Reclassifications out of accumulated other comprehensive income (loss)

The following table discloses the changes in each component of accumulated other comprehensive income, net of tax for the three and six months ended June 30, 2014 (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on currency hedges	Unrealized gains (losses) on commodity hedges	Interest rate swaps	Employee benefit plan adjustment	Accumulated other comprehensive income (loss)
Balances at December 31, 2013	$(18,105)	$2,520	$(6,332)	$(688)	$(18,869)	$(41,474)
Other comprehensive income (loss) before reclassifications	(765)	(886)	(2,122)	(281)	(11)	(4,065)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(636)	600	—	97	61
Balances at March 31, 2014	$(18,870)	$998	$(7,854)	$(969)	$(18,783)	$(45,478)
Other comprehensive income (loss) before reclassifications	3,820	3,109	1,101	(410)	(39)	7,581
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,162)	755	—	97	(310)
Balances at June 30, 2014	$(15,050)	$2,945	$(5,998)	$(1,379)	$(18,725)	$(38,207)

The following table discloses the changes in each component of accumulated other comprehensive income, net of tax for the three and six months ended June 30, 2013 (in thousands):

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

The following table discloses the effect of reclassifications of accumulated other comprehensive income on the accompanying consolidated statement of operations (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2014	2013
Gains (losses) on cash flow hedges:
Foreign currency contracts	$1,512	$1,485	Cost of goods sold
Commodity contracts	(1,240)	(948)	Cost of goods sold
	272	537	Total before tax
	135	(11)	Tax benefit (expense)
	$407	$526	Net of tax

Amortization of employee benefit plan costs:
Prior service costs	$454	$454	Selling, general and administrative expenses
Net actuarial loss	(612)	(800)	Selling, general and administrative expenses
	(158)	(346)	Total before tax
	61	270	Tax benefit (expense)
	$(97)	$(76)	Net of tax

Total reclassifications for the period	$310	$450	Net of tax

The following table discloses the effect of reclassifications of accumulated other comprehensive income on the accompanying consolidated statement of operations (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Six months ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2014	2013
Gains (losses) on cash flow hedges:
Foreign currency contracts	$2,409	$2,819	Cost of goods sold
Commodity contracts	(2,225)	(869)	Cost of goods sold
	184	1,950	Total before tax
	259	(295)	Tax benefit (expense)
	$443	$1,655	Net of tax

Amortization of employee benefit plan costs:
Prior service costs	$908	$908	Selling, general and administrative expenses
Net actuarial loss	(1,226)	(1,600)	Selling, general and administrative expenses
	(318)	(692)	Total before tax
	124	270	Tax benefit (expense)
	$(194)	$(422)	Net of tax

Total reclassifications for the period	$249	$1,233	Net of tax

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

We have total unrecognized tax benefits of $12,476,000 and $11,456,000 that have been recorded as liabilities as of June 30, 2014 and December 31, 2013, respectively, and we are uncertain as to if or when such amounts may be settled. During the three months ended June 30, 2014 and 2013, we recorded uncertain tax positions of $324,000 and $1,314,000, respectively. During the six months ended June 30, 2014 and 2013, we recorded uncertain tax positions of $1,015,000 and $1,629,000, respectively.

The effective income tax rate for the three and six months ended June 30, 2014, differs from the U.S. federal income tax rate primarily due to effect of foreign taxable income. The effective income tax rate for the three and six months ended June 30, 2013, differs from the U.S. federal income tax rate primarily due to the effect of foreign taxable income, valuation allowance utilization in certain foreign jurisdictions, and tax credits against the U.S. net income reported in the financial statements.

16. Employee benefit plans

The components of expense for the plans were as follows (in thousands):

Pension benefits:
	Three months ended June 30,		Six months ended June 30,
Components of expense	2014	2013	2014	2013
Service costs	$289	$241	$565	$481
Interest costs	754	687	1,507	1,373
Expected return on plan assets	(768)	(659)	(1,534)	(1,317)
Recognized net actuarial loss	162	344	326	688
Net periodic pension cost	$437	$613	$864	$1,225

Postretirement health care and life insurance plans:
	Three months ended June 30,		Six months ended June 30,
Components of expense	2014	2013	2014	2013
Interest costs	$20	$19	$40	$39
Amortization of prior service cost	(454)	(454)	(908)	(908)
Recognized net actuarial loss	450	456	900	912
Net periodic cost	$16	$21	$32	$43

Cash flows - employee benefit plans

We contributed $1,809,000 and $1,541,000 to our pension plans during the six months ended June 30, 2014 and 2013, respectively. We expect to contribute a total of $3,337,000 to our U.S. pension plans and $1,555,000 to our International pension plans in 2014. The postretirement health care plan is funded as benefits are paid.

17.	Stock-based compensation

On February 14, 2013, we filed a Form S-8 to register 5,500,000 shares which may be issued pursuant to the Omnibus Incentive Plan. The Omnibus Incentive Plan became effective on October 27, 2010, was amended on March 24, 2011, and permits our Compensation Committee to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other cash or share based awards to our employees and non-employee directors. As of June 30, 2014, there were 3,078,861 shares available to be issued under the Omnibus Incentive Plan.

During the six months ended June 30, 2014, executive officers and other key employees received restricted stock awards of 178,279 common shares with a weighted average grant date value of $21.99, based on the closing price of our common stock on the respective grant date as reported on the NASDAQ Stock Market. These awards are 50% time-based and 50% performance-based. The time-based restricted shares vest equally over a three-year period and one-third of the performance-based restricted shares will be available to vest for each of the calendar years 2014, 2015 and 2016 based on a target operating income for each of the years. Additionally, executive officers and other key employees were granted 237,640 stock option awards which vest equally over a three-year period with a term of seven years and a weighted average exercise price of $21.99.

Also during the six months ended June 30, 2014, our Board of Directors received restricted stock awards of 27,072 common shares and stock option awards of 36,083 common shares. One-half of the restricted stock shares and stock options granted to the Board of Directors vest at each anniversary of the grant date. Restricted stock granted to the Board of Directors were valued at $21.98, which was the closing price of our common stock on the grant date as reported on the NASDAQ Stock Market. Stock options granted to the Board of Directors have a term of seven years and an exercise price of $21.98.

We estimated the grant date fair value of all stock options granted during the six months ended June 30, 2014 using the Black-Scholes valuation model. The weighted average valuation per share was $7.07 based on the following assumptions: Risk-free interest rate: 1.53%, Dividend Yield: 1.82%, Expected Volatility: 43.20% and Expected Term: 4.5 years.

Shares issued upon exercise of stock options were 2,397 during the six months ended June 30, 2014. There were no stock option exercises during the six months ended June 30, 2013.

Noncash compensation expense related to all types of awards was recognized for the three and six months ended June 30, as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Stock-based compensation expense	$1,342	$1,749	$2,561	$3,246

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

Information about our net sales by region was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013
Net sales to external customers:
United States	$192,892	$187,997	$391,799	$378,021
Europe	22,788	22,062	45,863	46,521
Other Americas	11,857	16,636	22,737	30,795
Asia	71,756	55,654	139,188	108,739
Total net sales	$299,293	$282,349	$599,587	$564,076

19. Other commitments and contingencies

We are party to various legal actions and administrative proceedings and subject to various claims, including those relating to commercial transactions, product liability, safety, health, taxes, environmental and other matters. We believe that none of such actions, other than those discussed below, depart from customary litigation arising in the ordinary course of business. We review these matters on an ongoing basis and follow the provisions of FASB ASC Topic 450, Contingencies, when making accrual and disclosure decisions. For legal proceedings where it has been determined that a loss is both probable and reasonably estimable, a liability has been recorded in our accompanying consolidated financial statements. For legal proceedings where it has been determined that a loss is either probable but the amount or range of loss is not reasonably estimable, or reasonably possible, we provide disclosure with respect to the matter.
Actual losses may materially differ from the amounts recorded and the ultimate outcomes of our pending cases are generally not yet determinable.  At present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition. However, litigation matters are inherently uncertain, and we cannot currently quantify our ultimate liability for unresolved litigation matters, including those referred to below. As a result, it is possible that such liability could materially affect our consolidated financial position or our results of operations or cash flows for an individual reporting period.

Remy Componentes S. de R.L. de C.V. vs. Corporativo Industrial y Empresarial Lorva, S.A. de C.V. ("Lorva")

In December 2012, Lorva, a former vendor, filed a judicial claim against Remy in the federal court in San Luis Potosi, Mexico requesting the rescission of two alleged operational service contracts. Remy filed a timely response in January 2013. The collection of evidence and witness testimony concluded in the civil case, and the parties filed their written closing argument briefs in the fourth quarter of 2013. In March 2014, the first instance sentence was issued by the court determining Lorva has the right to rescind both contracts and collect the benefit sought in the amount of approximately $17,380,000 for liquidated damages and outstanding invoices. In April 2014, we filed an appeal to this ruling in the Fourth District Court in San Luis Potosi, Mexico. We believe it is probable that we should prevail on final appeal based on legal arguments and the facts of this case. This appeal and any necessary final appeal is expected to take approximately twelve to eighteen months to complete. As of June 30, 2014, we have not accrued for the amount of this judgment, but we continue to maintain an immaterial accrual related to this matter.

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

After multiple motions by the respective parties and rulings by the Court on the pleadings, certain original claims by Tecnomatic have been dismissed or narrowed. The Court has permitted Tecnomatic to amend its Complaint to add other new claims. Most recently and in response to our motion to dismiss, on June 24, 2014, the Court dismissed three of Tecnomatic’s claims, but allowed other claims, including Tecnomatic’s claims for misappropriation of trade secrets and breach of contract to proceed to trial. On July 18, 2014, we filed our answer to Tecnomatic’s amended complaint. No trial date has been set, but it is anticipated to commence during 2015. Due to the current stage of this case, it is not possible to make a meaningful estimate of the amount or range of loss to the Company that could result from this case at this time. As such, we have no amounts accrued as of June 30, 2014 for this case. We intend to vigorously defend this case.

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

The initial purchase price in January 2014 was $40,609,000, and consisted of $38,500,000 in cash, $2,000,000 cash held in escrow, and payables to the former owner of $109,000. During the three months ended June 30, 2014, we reached a settlement with the former owner on a claim against the cash held in escrow which reduced the purchase price by $430,000. During the three months ended June 30, 2014, we adjusted the opening balance sheet to increase accounts payable by $287,000, decrease other current liabilities and accrued expenses by $657,000, and decrease goodwill by $800,000.

As of June 30, 2014, the adjusted purchase price was $40,179,000, consisting of $38,679,000 in cash and $1,500,000 cash held in escrow. The preliminary purchase price allocation based on our best estimate of the fair value as of the acquisition date was as follows (in thousands):

Cash	$109
Trade accounts receivable	7,811
Inventories	13,834
Prepaid expenses and other current assets	43
Property, plant and equipment	462
Goodwill	14,015
Intangible assets	12,328
Other noncurrent assets	5,779
Total assets acquired	$54,381

Accounts payable	$8,370
Other current liabilities and accrued expenses	5,440
Other noncurrent liabilities	392
Total liabilities acquired	$14,202
Net assets acquired	$40,179

Goodwill of $14,015,000, which is deductible for tax purposes, has been recorded based on the amount of the purchase price that exceeds the preliminary fair value of the net assets acquired. We expect to complete the purchase price allocation by December 2014.

For the three months ended June 30, 2014, we recognized a finished goods inventory step-up of $965,000, customer relationships amortization of $275,000 and lease intangible amortization of $51,000, which all were included in cost of goods sold in the accompanying consolidated statement of operations.

For the six months ended June 30, 2014, we recognized a finished goods inventory step-up of $3,474,000, customer relationships amortization of $512,000 and lease intangible amortization of $97,000, which all were included in cost of goods sold in the accompanying consolidated statement of operations.

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

22. Purchase of noncontrolling interest

In June 2013, we acquired the remaining 49% noncontrolling ownership interest of our Chinese joint venture, Remy Hubei Electric Co. Ltd. ("REH") for $14,628,000, consisting of cash payment of $8,107,000 and dividends declared and subsequently paid to the noncontrolling interest holder in excess of their ownership percentage of $6,521,000. As a result of this transaction, REH became a wholly-owned subsidiary of Remy on June 24, 2013. During the quarter ended June 30, 2013, we recorded an adjustment to our additional paid-in capital of $9,166,000 in connection with the acquisition of the noncontrolling interest.

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

Financial Results

Net sales of $299.3 million for the second quarter of 2014 increased 6.0% from $282.3 million for the same period in 2013 driven primarily by increased volume and mix of $19.9 million, including $8.5 million in second quarter sales from the acquisition of USA Industries, and favorable foreign currency translation of $4.1 million. These increases in net sales were partially offset by negative pricing impact of $7.1 million. Operating income was $22.1 million during the second quarter of 2014, an increase of $2.0 million over the same period of 2013. The increase was primarily a result of lower restructuring costs in 2014, partially offset by $1.0 million of finished goods inventory step-up and $0.3 million in amortization due to purchase accounting related to the USA Industries acquisition for the three months ended June 30, 2014. Net income was $10.0 million during the second quarter of 2014, a decrease of $1.5 million over the same period in 2013. The decrease in net income was primarily driven by higher interest as a result of the impact of our undesignated interest rate swap and income tax expense.

During the quarter, we were recognized by Hino Motors Manufacturing USA, a Toyota Group company, for outstanding performance as a supplier partner. To receive this award, a supplier must achieve an annual record of zero plant rejections on products shipped to Hino Motors Manufacturing USA.

Acquisition of United Starters and Alternators Industries, Inc.

On January 13, 2014, we acquired substantially all of the assets of USA Industries pursuant to the terms and conditions of the Asset Purchase Agreement, effective as of January 13, 2014. USA Industries is a leading North American distributor of premium quality remanufactured and new alternators, starters, CV axles and disc brake calipers for the light-duty aftermarket. In connection with the closing of the transaction, the assets were placed in Remy USA Industries, L.L.C., a wholly-owned subsidiary of the Company. USA Industries' operating results are consolidated beginning January 13, 2014. As of June 30, 2014, the preliminary purchase price was $40.2 million, consisting of $38.7 million in cash and $1.5 million cash held in escrow.

Recent Trends and Conditions

General economic conditions

According to IHS Global Insight, global light duty vehicle production was up 2% and global medium and heavy duty vehicle production decreased 2% during the second quarter of 2014 as compared to the same period in 2013. The increase in light duty vehicle production was driven primarily by an 11% increase in China production, a 4% increase in North America production, a 1% increase in Europe production and a 1% increase in Korea production. These increases were offset by a 25% decline in South America production. The decrease in global medium and heavy duty production was primarily a result of a 11% decrease in South America production, a 6% decrease in Korea, and a 4% decrease in China, offset by a 6% increase in North American production and a 6% increase in Europe. The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles.

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

Pricing pressures from customers

Pressure from our customers to reduce prices is characteristic of the automotive supply industry. We anticipate the impact of our pricing to be in the range of 1% to 3% consistent with prior years. Due to the competitive nature of the business, revised terms with customers may impact our ongoing profitability. We have taken and expect to continue to take steps to improve operating efficiencies and minimize or resist price reductions. As a result, we may choose to no longer continue programs with certain customers due to unacceptable competitive pricing or terms. While these decisions impact net sales and operating income in the short term, we believe this operating discipline will help to maximize the long-term profitability of the Company.

Material and commodity price fluctuations

Overall commodity price fluctuation is an ongoing concern for our business and has been an operational and financial focus. We have pass-through pricing agreements with a number of our customers that reduce our exposure to metals price volatility. Where metals price volatility is not covered by customer agreements, we utilize hedging instruments where appropriate, particularly related to copper, and consider their cost and their effectiveness. Average copper prices were lower for the quarter ended June 30, 2014 than for the same period in 2013.

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

Foreign currencies

During the first six months of 2014, approximately 35% of our net sales were transacted outside the United States. The functional currency of our foreign operations is generally the local currency, while our financial statements are presented in U.S. dollars. Foreign exchange has an unfavorable impact on net sales when the U.S. dollar is relatively strong as compared with foreign currencies and a favorable impact on net sales when the U.S. dollar is relatively weak as compared with foreign currencies. While we employ financial instruments to hedge certain exposures related to transactions from fluctuations in foreign currency exchange rates, these hedging actions do not entirely insulate us from currency effects and such programs may not always be available to us at economically reasonable costs. During the first six months of 2014, we experienced a negative impact from foreign currency effects on our reported earnings in U.S. dollars compared to the first six months of 2013, primarily resulting from the results denominated in other currencies, mainly the Mexican Peso, South Korean Won, Brazilian Real and the Euro.

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

The following table sets forth a reconciliation of adjusted EBITDA to its most directly comparable U.S. GAAP measure, net income attributable to common stockholders:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2014	2013	2014	2013

Net income attributable to common stockholders	$9,956	$11,368	$19,423	$12,648
Adjustments:
Interest expense–net	5,390	3,731	11,026	10,068
Income tax expense	6,792	4,963	12,503	6,675
Depreciation and amortization	10,161	8,809	18,816	17,022
Stock-based compensation expense	1,342	1,749	2,561	3,246
Net income attributable to noncontrolling interest	—	96	—	659
Restructuring and other charges	79	2,128	393	2,809
Loss on extinguishment of debt and refinancing fees	—	—	—	4,256
Executive officer separation	—	—	—	7,000
Purchase accounting finished goods inventory step-up	965	—	3,474	—
Other	49	368	49	104
Total adjustments	24,778	21,844	48,822	51,839
Adjusted EBITDA	$34,734	$33,212	$68,245	$64,487

Results of operations

The following table presents our consolidated results of operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013:

Three months ended June 30,			Increase/ (Decrease)	% Increase/ (Decrease)
(In thousands)	2014	2013

Net sales	$299,293	$282,349	$16,944	6.0%
Cost of goods sold	241,147	227,648	13,499	5.9%
Gross profit	58,146	54,701	3,445	6.3%
Selling, general, and administrative expenses	35,929	32,415	3,514	10.8%
Restructuring and other charges	79	2,128	(2,049)	(96.3)%
Operating income	22,138	20,158	1,980	9.8%
Interest expense–net	5,390	3,731	1,659	44.5%
Income before income taxes	16,748	16,427	321	2.0%
Income tax expense	6,792	4,963	1,829	36.9%
Net income	9,956	11,464	(1,508)	(13.2)%
Less net income attributable to noncontrolling interest	—	96	(96)	(100.0)%
Net income attributable to common stockholders	$9,956	$11,368	$(1,412)	(12.4)%

Net sales

Net sales increased by $16.9 million, or 6.0%, to $299.3 million for the three months ended June 30, 2014, from $282.3 million for the same period in 2013. The increase in net sales was driven by increased volume and mix of $19.9 million, including $8.5 million in second quarter sales from the acquisition of USA Industries, and favorable foreign currency translation of $4.1 million. These increases in net sales were partially offset by negative pricing impact of $7.1 million.

Net sales of new starters and alternators to OEMs in the three months ended June 30, 2014 decreased in light vehicle products which was offset by an increase in commercial vehicle products. Net sales of light vehicle starters and alternators to OEMs were $92.2 million in the three months ended June 30, 2014, a $3.5 million, or 3.7%, decrease compared to $95.7 million in the same period in 2013. These reductions are mainly driven by the end of certain North American programs offset by new programs and growth in China. Net sales of commercial vehicle starters and alternators were $80.3 million in the three months ended June 30, 2014, a $8.2 million, or 11.4%, increase compared to $72.1 million in the same period in 2013 driven primarily by higher volumes. We also sold $3.5 million of hybrid electric motors to OEMs in the three months ended June 30, 2014, as compared to $4.5 million in the same period in 2013.

Net sales of light vehicle products to aftermarket customers were $91.9 million in the three months ended June 30, 2014, a $10.8 million, or 13.3% increase from $81.1 million in the same period in 2013. The increase is primarily a result of sales from the USA Industries acquisition and higher volumes as we experienced strong orders from our retail customers during the quarter. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $16.2 million in the second quarter of 2014, a decrease of $1.6 million, or 9.0% from $17.8 million in the second quarter of 2013.

Net sales of remanufactured locomotive power trains and multi-line products, which consist of a small volume of remanufactured steering gears and brake calipers that we sell in the United States and Europe, to aftermarket customers, were $15.3 million in the three months ended June 30, 2014, a $4.1 million, or 36.6% increase from the same period in 2013 primarily driven by the sales of the USA Industries acquisition.

Cost of goods sold

Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold was $241.1 million in the three months ended June 30, 2014 and $227.6 million in the three months ended June 30, 2013, an increase of $13.5 million, or 5.9%. The increase was mainly due to higher sales volumes. During the three months ended June 30, 2014, we recognized approximately $1.0 million related to the step-up of finished goods inventory and $0.3 million in amortization expense associated with the USA Industries acquisition. Cost of goods sold as a percentage of net sales remained consistent during the three months ended June 30, 2014 compared to the same period of 2013 at 80.6%.

Gross profit

As a result of the above changes in net sales and cost of goods sold, gross profit as a percentage of net sales remained consistent at 19.4% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Selling, general and administrative expenses

For the three months ended June 30, 2014, selling, general and administrative expenses was $35.9 million, which represents an increase of $3.5 million, or 10.8%, from $32.4 million for the three months ended June 30, 2013. The increase was primarily related to the additional selling, general and administrative expenses associated with the USA Industries acquisition, as well as, increased legal and professional fees and consulting fees associated with certain strategic initiatives in the three months ended June 30, 2014.

Restructuring and other charges

Restructuring and other charges decreased by $2.0 million, to $0.1 million for the three months ended June 30, 2014 compared to $2.1 million for the same period in 2013. The decrease in restructuring expense for the three months ended June 30, 2014 primarily related to the closure of our Mezokovesd, Hungary in 2013 resulting in limited restructuring costs in the quarter ended June 30, 2014.

Interest expense–net

Interest expense–net increased by $1.7 million to $5.4 million for the three months ended June 30, 2014 from $3.7 million in the same period in 2013. The increase was primarily driven by unfavorable changes in the valuation of our undesignated interest rate swap contracts of $2.0 million.

Income tax expense

Income tax expense increased by $1.8 million to $6.8 million for the three months ended June 30, 2014 from $5.0 million for the same period in 2013. The increase is primarily driven by changes in the effective tax rate due to the effect of foreign taxable income, valuation allowance utilization in certain foreign jurisdictions, and tax credits recognized in the quarter ended June 30, 2013.

Net income attributable to common stockholders

Our net income attributable to common stockholders for the three months ended June 30, 2014 was $10.0 million as compared to $11.4 million for the three months ended June 30, 2013, for the reasons described above. In addition, there was no income attributable to the noncontrolling interest during the three months ended June 30, 2014 due to our June 2013 acquisition of the remaining 49% noncontrolling ownership interest of our Chinese joint venture, Remy Hubei Electric Co. Ltd.

The following table presents our consolidated results of operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

Six months ended June 30,			Increase/ (Decrease)	% Increase/ (Decrease)
(In thousands)	2014	2013

Net sales	$599,587	$564,076	$35,511	6.3%
Cost of goods sold	486,974	454,396	32,578	7.2%
Gross profit	112,613	109,680	2,933	2.7%
Selling, general, and administrative expenses	69,268	72,565	(3,297)	(4.5)%
Restructuring and other charges	393	2,809	(2,416)	(86.0)%
Operating income	42,952	34,306	8,646	25.2%
Interest expense–net	11,026	10,068	958	9.5%
Loss on extinguishment of debt and refinancing fees	—	4,256	(4,256)	(100.0)%
Income before income taxes	31,926	19,982	11,944	59.8%
Income tax expense	12,503	6,675	5,828	87.3%
Net income	19,423	13,307	6,116	46.0%
Less net income attributable to noncontrolling interest	—	659	(659)	(100.0)%
Net income attributable to common stockholders	$19,423	$12,648	$6,775	53.6%

Net sales

Net sales increased by $35.5 million, or 6.3%, to $599.6 million for the six months ended June 30, 2014, from $564.1 million for the same period in 2013. The increase in net sales was driven by increased volume and mix of $41.3 million, including $16.5 million in sales from the acquisition of USA Industries, and favorable foreign currency translation of $4.7 million. These increases in net sales were partially offset by negative pricing impact of $10.5 million.

Net sales of new starters and alternators to OEMs in the six months ended June 30, 2014 decreased in light vehicle products which was offset by an increase in commercial vehicle products. Net sales of light vehicle starters and alternators to OEMs were $181.4 million in the six months ended June 30, 2014, a $11.3 million, or 5.9%, decrease compared to $192.7 million in the same period in 2013. These reductions are mainly driven by the end of certain North American programs offset by new programs and growth in China. Net sales of commercial vehicle starters and alternators were $153.1 million in the six months ended June 30, 2014, a $17.2 million, or 12.7%, increase compared to $135.9 million in the same period in 2013 driven primarily by higher volumes due to the severe cold weather in early 2014. We also sold $7.4 million of hybrid electric motors to OEMs in the six months ended June 30, 2014, as compared to $10.5 million in the same period in 2013.

Net sales of light vehicle products to aftermarket customers were $193.0 million in the six months ended June 30, 2014, a $26.3 million, or 15.8% increase from $166.7 million in the same period in 2013. The increase is primarily a result of sales from the USA Industries acquisition and higher volumes as we experienced strong orders from our retail customers during the six month period. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $33.9 million in the six months ended June 30, 2014, a decrease of $3.3 million, or 8.9% from $37.2 million in the same period in 2013.

Net sales of remanufactured locomotive power trains and multi-line products, which consist of a small volume of remanufactured steering gears and brake calipers that we sell in the United States and Europe, to aftermarket customers, were $30.8 million in the six months ended June 30, 2014, a $9.7 million, or 46.0% increase from the same period in 2013 primarily driven by the sales of the USA Industries acquisition.

Cost of goods sold

Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold was $487.0 million in the six months ended June 30, 2014 and $454.4 million in the six months ended June 30, 2013, an increase of $32.6 million, or 7.2%. The increase was mainly due to higher sales volumes. During the six months ended June 30, 2014, we recognized approximately $3.5 million related to the step-up of finished goods inventory and $0.6 million in amortization expense associated with the USA Industries acquisition. As a result, cost of goods sold as a percentage of net sales slightly increased during the six months ended June 30, 2014 to 81.2%, from 80.6% in 2013.

Gross profit

As a result of the above changes in net sales and cost of goods sold, gross profit as a percentage of net sales decreased slightly to 18.8% for the six months ended June 30, 2014 as compared to 19.4% for the six months ended June 30, 2013.

Selling, general and administrative expenses

For the six months ended June 30, 2014, selling, general and administrative expenses, or SG&A, was $69.3 million, which represents a decrease of $3.3 million, or 4.5%, from selling, general and administrative expenses of $72.6 million for the six months ended June 30, 2013. The decrease was primarily related to a one-time charge representing a $7.0 million lump sum cash payment made to our former President and Chief Executive Officer pursuant to the terms of a Transition, Noncompetition and Release Agreement effective February 28, 2013. This was partially offset by an increase in selling, general and administrative expenses associated with the USA Industries acquisition, as well as, increased legal and professional fees and consulting fees associated with certain strategic initiatives in the six months ended June 30, 2014.

Restructuring and other charges

Restructuring and other charges decreased by $2.4 million, to $0.4 million for the six months ended June 30, 2014 compared to $2.8 million for the same period in 2013. The decrease in restructuring expense for the six months ended June 30, 2014 primarily related to the closure of our Mezokovesd, Hungary in 2013 resulting in limited restructuring costs in the quarter ended June 30, 2014.

Interest expense–net

Interest expense–net increased by $0.9 million to $11.0 million for the six months ended June 30, 2014 from $10.1 million in the same period in 2013. The increase was primarily driven by unfavorable changes in the valuation of our undesignated interest rate swap contracts of $2.4 million, partially offset by a decrease in our interest rate on debt from 6.25% through March 5, 2013 to 4.25% in 2013 due to the refinancing of the Term B loan.

Loss on extinguishment of debt and refinancing fees

During the six months ended June 30, 2014, no amounts were recorded for loss on extinguishment of debt and refinancing fees. During the six months ended June 30, 2013, loss on extinguishment of debt and refinancing fees of $4.3 million was related to the refinancing of our Term B Loan syndication.

Income tax expense

Income tax expense increased by $5.8 million to $12.5 million for the six months ended June 30, 2014 from $6.7 million for the same period in 2013. The increase is primarily driven by the increase in income before income taxes in 2014 compared to the same period in 2013.

Net income attributable to common stockholders

Our net income attributable to common stockholders for the six months ended June 30, 2014 was $19.4 million as compared to $12.6 million for the six months ended June 30, 2013, for the reasons described above. In addition, there was no income attributable to the noncontrolling interest during the six months ended June 30, 2014 due to our June

2013 acquisition of the remaining 49% noncontrolling ownership interest of our Chinese joint venture, Remy Hubei Electric Co. Ltd.

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

As of June 30, 2014, we had cash and cash equivalents on hand of $56.2 million representing a $58.7 million decrease compared to the $114.9 million cash and cash equivalents on hand as of December 31, 2013. Total liquidity as of June 30, 2014, including cash on hand, availability under the ABL First Amendment, and availability under short-term debt credit facilities, was $152.5 million.

On May 9, 2014, Standard and Poors (S&P) upgraded our corporate credit rating from B+ to BB- on improved financial metrics.

Cash flows

The following table shows the components of our cash flows for the periods presented:

Six months ended June 30,
(In thousands)	2014	2013

Net cash provided by (used in):
Operating activities before changes in operating assets and liabilities	$40,684	$31,678
Changes in operating assets and liabilities	(44,746)	(41,618)
Operating activities	(4,062)	(9,940)
Investing activities	(51,617)	(12,936)
Financing activities	(4,674)	(25,331)

Cash flows-Operating activities

Cash used in operating activities was $4.1 million versus $9.9 million for the six months ended June 30, 2014 and 2013, respectively. The increase in operating cash flows from 2013 was primarily a result of the increase in net income as discussed above.

Operating cash flows were increased by approximately $44.7 million as a result of extended vendor payment terms, as well as mix of purchases increasing our days payable outstanding during the six months ended June 30, 2014. In addition, higher cash collection from customers due to higher net sales of $16.9 million in 2014 increased operating cash flows period over period. These positive cash flows were offset by a $42.8 million decrease in operating cash flows driven primarily by the mix of sales in geographic regions with longer payment terms and timing of amounts factored during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Additionally, we experienced a decrease in operating cash outflows for expenditures on inventory replenishment of approximately $18.6 million in 2014 to support the increased sales levels.

Cash payments related to our incentive compensation plans were lower by $7.2 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease was primarily related to a one-

time $7.0 million lump sum cash payment for executive separation costs incurred in 2013. Cash payments for restructuring charges were $3.7 million lower due to the nature and timing of restructuring actions.

Cash paid for interest for the six months ended June 30, 2014 was $9.8 million as compared to $11.2 million for the six months ended June 30, 2013, a decrease of $1.4 million. Cash payments were lower primarily due to the refinancing of our Amended and Restated Term B Loan Credit Agreement on March 5, 2013.

Cash paid for taxes for the six months ended June 30, 2014 was $9.3 million, compared to $4.2 million for the six months ended June 30, 2013, an increase of $5.1 million. The reason for the increase was primarily due to higher foreign cash payments as a result of higher foreign income before taxes in 2014.

Cash flows-Investing activities

Cash used in investing activities for the six months ended June 30, 2014 was $51.6 million representing a $38.7 million increase over the $12.9 million cash used in investing activities for the six months ended June 30, 2013. The increase was primarily due to $40.1 million in net cash disbursements related to the USA Industries acquisition.

Cash flows-Financing activities

Cash used in financing activities for the six months ended June 30, 2014 was $4.7 million, compared to cash provided by financing activities of $25.3 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, we paid $6.5 million in quarterly cash dividends to our common stockholders, as declared by our Board of Directors, which was consistent with quarterly cash dividends paid in the prior year period. We also repurchased $2.5 million of our common stock to satisfy tax withholding obligations of participants under our stock-based compensation programs during the six months ended June 30, 2014, as compared to $1.2 million during the six months ended June 30, 2013. In connection with the vesting of restricted stock grants during the first quarter of 2014, we also recognized an excess tax benefit of $1.1 million, compared to no excess tax benefit recorded in the first six months of 2013.

The increase in short-term debt proceeds was related to borrowings on our revolving credit facilities. In March 2014, we entered into a revolving credit facility in China with one bank for $10.0 million of which $4.9 million was borrowed and remained outstanding at June 30, 2014. We also borrowed and repaid $4.2 million on the Asset-Based Revolving Credit Facility during the six months ended June 30, 2014. These borrowings were for funding our China operations and for general corporate working capital purposes.

In 2013, we refinanced our $287.0 million Term B Loan with an Amended and Restated Term B Loan Credit Agreement and received $299.3 million in proceeds, which was offset by deferred financing fees of $3.4 million.

As previously discussed, we acquired the remaining 49% noncontrolling ownership interest of our Chinese joint venture, Remy Hubei Electric Co. Ltd. ("REH") for $14.6 million, consisting of cash payment of $8.1 million and dividends declared and subsequently paid to the noncontrolling interest holder in excess of their ownership percentage of $6.5 million.

Debt and Capital Structure

First Amendment to ABL Revolver Credit Agreement

On March 5, 2013, we entered into a First Amendment to our existing ABL Revolver Credit Agreement ("ABL First Amendment") to extend the maturity date of the Asset-Based Revolving Credit Facility ("ABL") from December 17, 2015 to September 5, 2018 and reduce the borrowing rate. The ABL First Amendment bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL First Amendment maintains the current availability at $95,000,000, but may be increased, under certain circumstances, by $20,000,000. The ABL First Amendment is secured by substantially all domestic accounts receivable and inventory. At June 30, 2014, the ABL First Amendment balance was zero. Based upon the collateral supporting the ABL First Amendment, the amount borrowed, and the outstanding letters of credit of $14,035,000, there was additional availability for borrowing of $79,646,000 on June 30, 2014. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL First Amendment.

Amended and Restated Term B Loan Credit Agreement

On March 5, 2013, we entered into a $300,000,000 Amended and Restated Term B Loan Credit Agreement ("Amended and Restated Term B Loan") to refinance the existing $286,978,000 Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the borrowing rate. The Amended and Restated Term B Loan bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3.00% per year with an original issue discount of $750,000. The Amended and Restated Term B Loan also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Amended and Restated Term B Loan is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL First Amendment. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Amended and Restated Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At June 30, 2014, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.

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

The agreement that governs our senior secured revolving credit facility contains a number of covenants, including financial covenants, that would impact our ability to borrow on the facility if not met. These covenants include restrictive covenants that restrict, among other things, the ability to incur additional indebtedness and pay cash dividends on our common stock. The facility also includes customary events of default, including breach of covenant and cross-defaults to certain other debt. As of June 30, 2014, we were in compliance with all of our covenants.

Non-U.S. borrowing arrangements

At June 30, 2014, our subsidiaries outside the U.S. also had various uncommitted credit facilities, of which $16.7 million was not utilized. We expect that these additional facilities will be drawn on from time to time for normal working capital purposes and to fund capital expenditures in support of operations and planned expansions in certain regions. See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our short term debt.

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

Contractual obligations

There were no material changes in our contractual obligations during the six months ended June 30, 2014 from what was previously described in our Annual Report on Form 10-K for the year ended December 31, 2013, other than related to the leases discussed below.

As a result of facility lease renewals in Mexico and facility leases we acquired in connection with the January 2014 USA Industries acquisition, cash payments under our operating lease arrangements have changed from what was previously described in our Annual Report on Form 10-K for the year ended December 31, 2013. In Mexico, we amended our existing operating lease at our Piedras Negras facility, which requires total minimum lease payments of $1.0 million through 2015. We also entered into a new operating lease for our Mexico OE facility, which requires total minimum lease payments of $3.7 million through 2017. In connection with the USA Industries acquisition, we acquired operating leases for facilities in Texas, California, and New York, which require future cash payments of $2.5 million over the remaining lease terms through 2018.

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

Critical accounting policies and estimates

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Actual amounts could differ significantly from these estimates. See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a summary of the significant accounting policies and methods used in the preparation of our unaudited condensed consolidated financial statements. A detailed description of our significant accounting policies is included in Note 2 to our audited consolidated financial statements included in our Annual Report for Form 10-K for the year ended December 31, 2013. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2014.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our President and Chief Executive Officer (principal executive officer) and our Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2014. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2014.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Remy International, Inc.
(Registrant)

Date: July 30, 2014	By: /s/ Fred Knechtel

Fred Knechtel
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)