Form 10-Q
period 2014-09-30
REMY INTERNATIONAL, INC.
filed 2014-10-29
CIK 1046859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of September 30, 2014, there were 31,995,332 shares of the Registrant's common stock outstanding.

PART I - Financial Information
Item 1.    Financial Statements
Remy International, Inc.
Consolidated balance sheets

	September 30,	December 31,
(In thousands, except share information)	2014	2013
Assets:	(unaudited)
Current assets:
Cash and cash equivalents	$62,328	$114,884
Trade accounts receivable (less allowances of $1,723 and $1,583)	234,086	191,548
Other receivables	18,022	21,023
Inventories	184,397	159,340
Deferred income taxes	34,916	36,329
Prepaid expenses and other current assets	11,753	11,151
Total current assets	545,502	534,275

Property, plant and equipment	262,226	249,326
Less accumulated depreciation and amortization	(119,022)	(103,715)
Property, plant and equipment, net	143,204	145,611

Deferred financing costs, net of amortization	3,298	3,802
Goodwill	285,433	271,418
Intangibles, net	117,278	89,909
Other noncurrent assets	78,777	72,040
Total assets	$1,173,492	$1,117,055

Liabilities and Equity:
Current liabilities:
Short-term debt	$7,305	$2,369
Current maturities of long-term debt	3,379	3,392
Accounts payable	182,185	168,491
Accrued interest	123	92
Accrued restructuring	499	1,026
Other current liabilities and accrued expenses	133,668	110,179
Total current liabilities	327,159	285,549

Long-term debt, net of current maturities	311,799	293,835
Postretirement benefits other than pensions	1,478	1,628
Accrued pension benefits	16,823	19,103
Deferred income taxes	1,306	1,000
Other noncurrent liabilities	28,320	24,783

Equity:
Remy International, Inc. stockholders' equity:
Common stock, Par value of $0.0001; 31,995,332 shares outstanding at September 30, 2014, and 31,981,544 shares outstanding at December 31, 2013	3	3
Treasury stock, at cost; 457,107 treasury shares at September 30, 2014, and 267,924 treasury shares at December 31, 2013	(3,982)	(1,477)
Additional paid-in capital	326,595	320,687
Retained earnings	212,185	213,418
Accumulated other comprehensive loss	(48,194)	(41,474)
Total Remy International, Inc. stockholders' equity	486,607	491,157
Total liabilities and equity	$1,173,492	$1,117,055
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013

Net sales	$287,508	$262,832	$887,095	$826,908
Cost of goods sold	256,480	210,600	743,454	664,996
Gross profit	31,028	52,232	143,641	161,912
Selling, general, and administrative expenses	35,166	29,760	104,434	102,325
Restructuring and other charges	2,212	1,454	2,605	4,263
Operating income (loss)	(6,350)	21,018	36,602	55,324
Interest expense–net	4,659	5,370	15,685	15,438
Loss on extinguishment of debt and refinancing fees	—	—	—	4,256
Income (loss) before income taxes	(11,009)	15,648	20,917	35,630
Income tax expense	110	5,292	12,613	11,967
Net income (loss)	(11,119)	10,356	8,304	23,663
Less net income attributable to noncontrolling interest	—	—	—	659
Net income (loss) attributable to common stockholders	$(11,119)	$10,356	$8,304	$23,004

Basic earnings (loss) per share:
Earnings (loss) per share	$(0.35)	$0.33	$0.26	$0.74
Weighted average shares outstanding	31,514	31,240	31,470	31,196
Diluted earnings (loss) per share:
Earnings (loss) per share	$(0.35)	$0.33	$0.26	$0.73
Weighted average shares outstanding	31,514	31,383	31,585	31,338
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of comprehensive income (loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013

Net income (loss)	$(11,119)	$10,356	$8,304	$23,663
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,877)	5,566	(3,822)	336
Currency forward contracts, net of tax	(2,710)	1,916	(2,285)	(2,254)
Commodity contracts, net of tax	(626)	2,714	(292)	(1,029)
Interest rate swap contract, net of tax	66	(63)	(625)	561
Employee benefit plans, net of tax	160	105	304	475
Total other comprehensive income (loss), net of tax	(9,987)	10,238	(6,720)	(1,911)
Comprehensive income (loss)	(21,106)	20,594	1,584	21,752
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	659
Less: Other comprehensive income attributable to noncontrolling interest- foreign currency translation	—	—	—	200
Comprehensive income (loss) attributable to Remy International, Inc.	$(21,106)	$20,594	$1,584	$20,893
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of cash flows
(Unaudited)

	Nine months ended September 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$8,304	$23,663
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	29,787	25,767
Amortization of debt issuance costs	752	868
Loss on extinguishment of debt and refinancing fees	—	4,256
Stock-based compensation	3,454	4,894
Deferred income taxes	336	766
Accrued pension and postretirement benefits, net	(1,924)	(992)
Restructuring and other charges	2,605	4,263
Cash payments for restructuring charges	(2,256)	(6,093)
Other	1,053	(1,732)
Changes in operating assets and liabilities, net of restructuring charges:
Accounts receivable	(32,111)	(24,546)
Inventories	(13,598)	(5,300)
Accounts payable	7,418	(8,402)
Other current assets and liabilities, net	16,405	8,842
Other noncurrent assets and liabilities, net	(26,963)	(10,917)
Net cash (used in) provided by operating activities	(6,738)	15,337

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,963)	(17,394)
Net proceeds on sale of assets	83	585
Acquisition of USA Industries, Inc., net of cash acquired of $109	(40,070)	—
Net cash used in investing activities	(56,950)	(16,809)

Cash flows from financing activities:
Change in short-term debt	4,930	(5,724)
Proceeds from borrowings on Asset-Based Revolving Credit Facility	51,970	—
Payments made on Asset-Based Revolving Credit Facility	(31,722)	—
Payments made on long-term debt, including capital leases	(2,541)	(289,861)
Proceeds from issuance of long-term debt	—	299,250
Dividend payments on common stock	(9,700)	(9,462)
Purchase of treasury stock	(2,505)	(1,248)
Debt issuance costs	—	(3,476)
Purchase of and distributions to noncontrolling interest	—	(18,961)
Other	1,142	—
Net cash provided by (used in) financing activities	11,574	(29,482)

Effect of exchange rate changes on cash and cash equivalents	(442)	254
Net decrease in cash and cash equivalents	(52,556)	(30,700)
Cash and cash equivalents at beginning of period	114,884	111,733
Cash and cash equivalents at end of period	$62,328	$81,033
Supplemental information:
Noncash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	$2,946	$1,678
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

We are one of the largest producers in the world of remanufactured starters and alternators for the aftermarket. Our remanufacturing operations obtain failed products, commonly known as cores, from our customers as returns. These cores are an essential material needed for the remanufacturing operations. We have expanded our operations to become a low cost, global manufacturer and remanufacturer with a more balanced business mix between the aftermarket and the original equipment market, especially in the heavy duty OEM market.

On August 14, 2012, Fidelity National Special Opportunities, Inc. (now known as Fidelity National Financial Ventures, LLC., or "FNFV") a wholly-owned subsidiary of Fidelity National Financial, Inc., or "FNF", a leading provider of title insurance, mortgage services and restaurant and diversified services, purchased additional shares of Remy International, Inc. common stock, thereby increasing its ownership position above 50%. As a result, FNF began consolidating the financial results of Remy in the third quarter of 2012. As of September 30, 2014 and December 31, 2013, FNFV held a 51% ownership interest in Remy, comprised of 16,342,508 shares of our common stock.

Spin-off and Merger Transactions

On September 7, 2014, we entered into agreements for a transaction (the "Transaction") with FNF. The Transaction will result in the indirect distribution of the shares of common stock of Remy that are held by FNF to the holders of its FNFV tracking stock.

In the Transaction, FNFV will contribute all of the 16,342,508 shares of Remy common stock that FNFV owns and a small subsidiary, Fidelity National Technology Imaging, LLC ("FNTI") into a newly-formed subsidiary ("New Remy"). New Remy will then be distributed to FNFV shareholders. Immediately following the distribution of New Remy to FNFV shareholders, New Remy and Remy will each engage in stock-for-stock mergers with subsidiaries of a new publicly-traded holding company, New Remy Holdco Corp. ("New Holdco"). In the mergers, FNFV shareholders will receive a total of 16,615,359 shares of New Holdco common stock, or approximately 0.18117 shares for each share of FNFV tracking stock that they own. The remaining stockholders of Remy (other than New Remy) will receive a total of 15,652,824 shares, or one share of New Holdco for each share of Remy they own. Remy currently has approximately 32.0 million shares of common stock outstanding and at the conclusion of the Transaction, New Holdco will have approximately 32.3 million shares of common stock outstanding. The Transaction should be tax-free to all existing Remy stockholders.

This structure will result in New Holdco becoming the new public parent of Remy. It is anticipated that, immediately following the mergers, New Holdco will change its name to "Remy International, Inc." and its shares will be listed on NASDAQ under the trading symbol "REMY". Under the organizational documents of New Holdco, the rights of the holders of the common stock of New Holdco will be the same as the rights of holders of Remy common stock.

The Transaction is subject to customary closing conditions, including Remy shareholder approval. The Transaction is expected to close in December 2014 or in the first quarter of 2015.

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

We received various grants and subsidies during the three and nine month periods ended September 30, 2014 and 2013. The amounts recognized in the accompanying consolidated statements of operations as government grants were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Reduction of cost of goods sold	$1,417	$628	$2,496	$1,900
Reduction of selling, general, and administrative expenses	$193	$220	$579	$556

As of September 30, 2014 and December 31, 2013, we had deferred revenue of $5,007,000 and $6,283,000, respectively, related to government grants.

Trade accounts receivable and allowance for doubtful accounts

Trade accounts receivable is stated at net realizable value, which approximates fair value. Substantially all of our trade accounts receivable are due from customers in the original equipment and aftermarket automotive industries, both domestically and internationally. Trade accounts receivable includes notes receivable of $45,823,000 and $27,154,000 as of September 30, 2014 and December 31, 2013, respectively. Trade accounts receivable is reduced by an allowance for amounts that are expected to become uncollectible in the future and for disputed items. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for doubtful customer accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is developed based on several factors including customers' credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Earnings per share

Basic earnings per share is calculated by dividing net earnings by the weighted average shares outstanding during the period. Diluted earnings per share is based on the weighted average number of shares outstanding plus the assumed issuance of common shares and related adjustment to net income attributable to common stockholders related to all potentially dilutive securities. For the three months ended September 30, 2014, in applying the treasury stock method, equivalent shares of unvested restricted stock and stock options of 96,359 shares were antidilutive and excluded from the basic and dilutive calculation. For the three months ended September 30, 2013, in applying the treasury stock method, equivalent shares of unvested restricted stock and stock options of 143,376 shares were included in the weighted average shares outstanding in the diluted calculation. For the nine months ended September 30, 2014 and 2013, in applying the treasury stock method, equivalent shares of unvested restricted stock of 115,018 and 142,131 shares, respectively, were included in the weighted average shares outstanding in the diluted calculation. Anti-dilutive stock options of 510,375 and 267,132 were excluded from the calculation of dilutive earnings per share for the three month periods ended September 30, 2014 and 2013, respectively. Anti-dilutive stock options of 290,887 and 216,619 were excluded from the calculation of dilutive earnings per share for the nine month periods ended September 30, 2014 and 2013, respectively.

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, are set forth in the table below:

	As of September 30, 2014			As of December 31, 2013
(In thousands)	Asset/ (liability)	Level 2	Valuation technique	Asset/ (liability)	Level 2	Valuation technique
Interest rate swap contracts	$(1,585)	$(1,585)	C	$727	$727	C
Foreign exchange contracts	682	682	C	3,417	3,417	C
Commodity contracts	(1,823)	(1,823)	C	(1,333)	(1,333)	C

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

As of September 30, 2014 and December 31, 2013, we had the following outstanding foreign currency contracts that were entered into to hedge forecasted purchases and revenues, respectively:

(In thousands)	Currency denomination
	September 30,	December 31,
Foreign currency contract	2014	2013
South Korean Won Forward	$80,193	$74,368
Mexican Peso Contracts	$73,370	$73,520
Brazilian Real Forward	$14,826	$11,427
Hungarian Forint Forward	€12,895	€14,416
Great Britain Pound Forward	£1,490	£3,735

Accumulated unrealized net gains of $235,000 and $2,520,000 were recorded in accumulated other comprehensive income (loss) (AOCI) as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, gains of $333,000 are expected to be reclassified to the consolidated statement of operations within the next twelve months. During the nine months ended September 30, 2014, the Company hedged a firm commitment for foreign currency settlements in South Korean Won. The Company recognized a fair value hedge loss of $107,000 and of $11,000 in cost of goods sold, which offset the foreign currency loss on the related hedged item during the three and nine month period ended September 30, 2014, respectively. Any ineffectiveness during the three and nine month periods ended September 30, 2014 and 2013, respectively, was immaterial.

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

On March 27, 2013, we also entered into a designated interest rate swap agreement for $72,000,000 of the outstanding principal balance of our long term debt. Under the terms of the new interest rate swap agreement, we swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 2.75% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72,000,000, and is reduced by $187,500 quarterly from the effective date. This interest rate swap has been designated as a cash flow hedging instrument. Accumulated unrealized gains of $427,000, and $1,455,000, excluding the tax effect, were recorded in accumulated other comprehensive income (loss) (AOCI) as of September 30, 2014, and December 31, 2013, respectively. As of September 30, 2014, no gains are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during the three and nine month periods ended September 30, 2014 and 2013, respectively, was immaterial.

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

We had thirty-seven commodity price hedge contracts outstanding at September 30, 2014, and thirty-two commodity price hedge contracts outstanding at December 31, 2013, with combined notional quantities of 7,169 and 6,368 metric tons of copper, respectively. These contracts mature within the next eighteen months. These contracts were designated as cash flow hedging instruments. Accumulated unrealized losses of $1,799,000 and $1,319,000, excluding the tax effect, were recorded in AOCI as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, losses of $1,527,000 are expected to be reclassified to the accompanying consolidated statement of operations within the next 12 months. Any ineffectiveness during the three and nine month periods ended September 30, 2014 and 2013, respectively, was immaterial.

Other

We present our derivative positions and any related material collateral under master netting agreements on a gross basis. We have entered into International Swaps and Derivatives Association agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require us to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of September 30, 2014, we have not posted any collateral to support derivatives in a liability position.

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

	Asset derivatives			Liability derivatives
(In thousands)	Balance sheet location	September 30, 2014	December 31, 2013	Balance sheet location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Commodity contracts	Prepaid expenses and other current assets	$43	$257	Other current liabilities and accrued expenses	$1,548	$—
Commodity contracts	Other noncurrent assets	—	195	Other noncurrent liabilities	318	1,785
Foreign currency contracts	Prepaid expenses and other current assets	2,090	3,630	Other current liabilities and accrued expenses	1,025	141
Foreign currency contracts	Other noncurrent assets	29	108	Other noncurrent liabilities	412	180
Interest rate swap contracts	Other noncurrent assets	427	1,455	Other noncurrent liabilities	—	—
Total derivatives designated as hedging instruments		$2,589	$5,645		$3,303	$2,106
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Other noncurrent assets	$—	$—	Other noncurrent liabilities	$2,012	$728
Total derivatives not designated as hedging instruments		$—	$—		$2,012	$728

 The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended September 30, 2014 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(1,651)	Cost of goods sold	$(624)	Cost of goods sold	$(24)
Foreign currency contracts	(2,495)	Cost of goods sold	1,020	Cost of goods sold	—
Interest rate swap contracts	107	Interest expense–net	—	Interest expense–net	—
	$(4,039)		$396		$(24)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap	Interest expense–net	$49

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended September 30, 2013 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$2,863	Cost of goods sold	$(1,591)	Cost of goods sold	$28
Foreign currency contracts	4,494	Cost of goods sold	2,068	Cost of goods sold	—
Interest rate swap contracts	(102)	Interest expense–net	—	Interest expense–net	—
	$7,255		$477		$28

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap contracts	Interest expense–net	$(137)

 The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the nine months ended September 30, 2014 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(3,314)	Cost of goods sold	$(2,834)	Cost of goods sold	$(39)
Foreign currency contracts	289	Cost of goods sold	3,429	Cost of goods sold	—
Interest rate swap contracts	(1,028)	Interest expense–net	—	Interest expense–net	—
	$(4,053)		$595		$(39)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap	Interest expense–net	$(1,284)

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the nine months ended September 30, 2013 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(4,071)	Cost of goods sold	$(2,374)	Cost of goods sold	$(58)
Foreign currency contracts	1,988	Cost of goods sold	4,887	Cost of goods sold	—
Interest rate swap contracts	922	Interest expense–net	—	Interest expense–net	—
	$(1,161)		$2,513		$(58)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap contracts	Interest expense–net	$986

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

Accounts receivable factoring arrangements

We have entered into factoring agreements with various domestic and European financial institutions to sell our accounts receivable under nonrecourse agreements. These are treated as a sale. The transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any domestic accounts after the factoring has occurred. We do not have any servicing assets or liabilities. We utilize factoring arrangements as an integral part of financing for us. The cost of factoring such accounts receivable is reflected in the accompanying consolidated statements of operations as interest expense-net with other financing costs. The cost of factoring such accounts receivable for the three months ended September 30, 2014 and 2013 was $1,199,000 and $1,437,000, respectively. The cost of factoring such accounts receivable for the nine months ended September 30, 2014 and 2013 was $3,745,000 and $4,316,000, respectively. Gross amounts factored under these facilities as of September 30, 2014 and December 31, 2013 were $237,703,000 and $244,940,000, respectively. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition.

5. Inventories

Net inventories consisted of the following:

	September 30,	December 31,
(In thousands)	2014	2013
Raw materials	$52,421	$42,322
Core inventory	38,152	36,581
Work-in-process	9,511	8,398
Finished goods	84,313	72,039
	$184,397	$159,340

Raw materials also include materials consumed in the manufacturing and remanufacturing process, but not directly incorporated into the finished products.

6. Property, plant and equipment

Depreciation and amortization expense of property, plant, and equipment for the nine months ended September 30, 2014 and 2013 was $16,681,000 and $14,377,000, respectively.

7. Goodwill and other intangible assets

The following table represents the carrying value of other intangible assets:

	As of September 30, 2014			As of December 31, 2013
(In thousands)	Carrying value	Accumulated amortization	Net	Carrying value	Accumulated amortization	Net
Definite-life intangibles:
Intellectual property	$32,039	$5,341	$26,698	$16,810	$4,583	$12,227
Customer relationships	46,500	20,784	25,716	35,500	17,746	17,754
Customer contract	111,121	95,613	15,508	97,789	86,061	11,728
Lease intangible	299	143	156	—	—	—
Total	189,959	121,881	68,078	150,099	108,390	41,709
Indefinite-life intangibles:
Trade names	49,200	—	49,200	48,200	—	48,200
Intangible assets, net	$239,159	$121,881	$117,278	$198,299	$108,390	$89,909
Goodwill	$285,433	$—	$285,433	$271,418	$—	$271,418

Definite-lived intangible assets are being amortized to reflect the pattern of economic benefit consumed.

We perform impairment testing annually or more frequently when events or circumstances indicate that the carrying amount of the above intangibles may be impaired.

On January 13, 2014, we acquired substantially all of the assets of United Starters and Alternators Industries, Inc. ("USA Industries") pursuant to the terms and conditions of the Asset Purchase Agreement. See Note 20 for further information. As a result of the acquisition, we assigned preliminary values to all assets and liabilities acquired, including the customer relationships intangible of $11,000,000 with a useful life of 10 years, $1,000,000 to value the USA Industries trade name with an indefinite life, $328,000 to out-of-market lease intangibles recognized over the remaining term of the lease agreements, and $14,015,000 to goodwill in the purchase price allocation during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, we had customer contract intangible additions of approximately $13,332,000, with a weighted average useful life of 1.8 years based on the estimated useful life of the contracts. We also added $13,930,000 in intellectual property intangibles in connection with a cross licensing arrangement with Tecnomatic as part of a legal settlement (See Note 19) and $1,299,000 of patent filing costs. The Level 3 fair value associated with the Tecnomatic cross licensing arrangement was determined by an independent appraiser using the relief of royalty approach. This method allocates value based on what the Company would be willing to pay as a royalty to a third-party owner of the intellectual property or trade name in order to exploit the economic benefits. The weighted average useful life of these intellectual property intangibles was 17.1 years as of September 30, 2014.

8. Other noncurrent assets

Other noncurrent assets primarily consisted of core return rights of $39,546,000 and noncurrent deferred tax assets of $24,224,000 as of September 30, 2014. Other noncurrent assets primarily consisted of core return rights of $37,250,000 and noncurrent deferred tax assets of $22,113,000 as of December 31, 2013.

9. Other current liabilities and accrued expenses

Other current liabilities and accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2014	2013
Accrued warranty	$24,765	$27,083
Accrued wages and benefits	23,354	20,016
Current portion of customer obligations	4,394	4,560
Rebates, stocklifts, discounts and returns	23,134	18,922
Current deferred revenue	1,145	2,270
Other	56,876	37,328
	$133,668	$110,179

Changes to our current and noncurrent accrued warranty were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Balance at beginning of period	$29,827	$29,069	$30,781	$27,194
Provision for warranty	11,358	12,065	32,576	32,535
Payments and charges against the accrual	(12,247)	(10,732)	(35,782)	(29,327)
Increased warranty accruals due to business acquisitions (Note 20)	—	—	1,363	—
Balance at end of period	$28,938	$30,402	$28,938	$30,402

10. Other noncurrent liabilities

Other noncurrent liabilities consisted of the following:

	September 30,	December 31,
(In thousands)	2014	2013
Customer obligations, net of current portion	$344	$—
Noncurrent deferred revenue	4,153	4,755
Other	23,823	20,028
	$28,320	$24,783

11.	Restructuring and other charges

Total restructuring and other charges of $2,605,000 were recorded for the nine months ended September 30, 2014. These charges consisted of $1,182,000 of employee termination benefits, $547,000 of other exit costs and fixed asset impairment charges of $876,000. The charges were primarily related to the closure of our Mezokovesd, Hungary plant and restructuring actions in our North American operations. The fixed asset impairment charges primarily relate to specific equipment in our North American operations. Machinery and equipment impairment was based on estimated salvage values for equipment based on a Level 3 fair value approach.

Total restructuring and other charges of $4,263,000 were recorded during the nine months ended September 30, 2013. These charges consisted of $2,987,000 of employee termination benefits and $1,276,000 of other exit costs. The severance charges primarily related to continued costs related to the closure of our Mezokovesd, Hungary plant, restructuring actions in our China operations in association with our acquisition of our noncontrolling interest in our majority-owned Chinese joint venture (see Note 22), reductions in force in our North American facilities and lease termination costs.

The following table summarizes the activity in our accrual for restructuring and other charges for the three and nine month periods ended September 30, (in thousands):

2014	Termination benefits	Exit costs	Total
Accrual at December 31, 2013	$981	$45	$1,026
Provision	228	86	314
Payments	(950)	(106)	(1,056)
Accrued at March 31, 2014	$259	$25	$284
Provision	2	77	79
Payments	(113)	(97)	(210)
Accrued at June 30, 2014	$148	$5	$153
Provision	952	384	1,336
Payments	(673)	(317)	(990)
Accrued at September 30, 2014	$427	$72	$499

2013	Termination benefits	Exit costs	Total
Accrual at December 31, 2012	$3,573	$106	$3,679
Provision	370	311	681
Payments	(1,832)	(331)	(2,163)
Accrued at March 31, 2013	$2,111	$86	$2,197
Provision	1,196	932	2,128
Payments	(1,870)	(916)	(2,786)
Accrued at June 30, 2013	$1,437	$102	$1,539
Provision	1,421	33	1,454
Payments	(1,086)	(58)	(1,144)
Accrued at September 30, 2013	$1,772	$77	$1,849

Significant components of restructuring and other charges were as follows (in thousands):

	Total expected costs	Expense incurred in			Estimated future expense
		Nine months ended September 30, 2014	Twelve months ended December 31, 2013	Twelve months ended December 31, 2012

2014 Activities
Severance	$1,146	$962	$—	$—	$184
Exit costs	462	338	—	—	124
	$1,608	$1,300	$—	$—	$308
2013 Activities
Severance	$1,756	$—	$1,756	$—	$—
Exit costs	692	—	692	—	—
	$2,448	$—	$2,448	$—	$—
2012 Activities
Severance	$4,753	$220	$795	$3,738	$—
Exit costs	1,501	209	823	410	59
Other charges	1,687	—	—	1,687	—
	$7,941	$429	$1,618	$5,835	$59

12. Debt

Borrowings under long-term debt arrangements, net of discounts, consisted of the following:

	September 30,	December 31,
(In thousands)	2014	2013
Asset-Based Revolving Credit Facility, First-Amendment-Maturity date of September 5, 2018	$20,248	$—
Amended and Restated Term B Loan-Maturity date of March 5, 2020	293,000	295,001
Total Senior Credit Facility and Notes	313,248	295,001
Capital leases	1,930	2,226
Less current maturities	(3,379)	(3,392)
Long-term debt less current maturities	$311,799	$293,835

On March 5, 2013, we entered into a First Amendment to our existing ABL Revolver Credit Agreement ("ABL First Amendment") to extend the maturity date of the Asset-Based Revolving Credit Facility ("ABL") from December 17, 2015 to September 5, 2018 and reduce the borrowing rate. The ABL First Amendment bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL First Amendment maintains the current availability at $95,000,000, but may be increased, under certain circumstances, by $20,000,000. The ABL First Amendment is secured by substantially all domestic accounts receivable and inventory. At September 30, 2014, the ABL First Amendment balance was $20,248,000. Based upon the collateral supporting the ABL First Amendment, the amount borrowed, and the outstanding letters of credit of $13,810,000, there was additional availability for borrowing of $56,775,000 on September 30, 2014. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL First Amendment.

On March 5, 2013, we entered into a $300,000,000 Amended and Restated Term B Loan Credit Agreement ("Amended and Restated Term B Loan") to refinance the existing $286,978,000 Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the borrowing rate. The Amended and Restated Term B Loan bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3.00% per year with an original issue discount of $750,000. The Amended and Restated Term B Loan also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Amended and Restated Term B Loan is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL First Amendment. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. As a result of the refinancing of our Term B Loan syndication, we recorded a loss on extinguishment of debt and refinancing fees of $4,256,000 during the quarter ended March 31, 2013. The Amended and Restated Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At September 30, 2014, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.

As of September 30, 2014, the estimated fair value of our Amended and Restated Term B Loan was $291,434,000, which was $1,566,000 less than the carrying value. As of December 31, 2013, the estimated fair value of our Term B Loan was $300,157,000, which was $5,156,000 more than the carrying value. The Level 2 fair market values are based on established market prices as of September 30, 2014 and December 31, 2013. The fair value estimates do not necessarily reflect the values we could realize in the current markets. Because of their short-term nature or variable interest rate, we believe the carrying value for short-term debt and the revolving credit agreement closely approximates their fair value.

All of our credit agreements contain various covenants and representations that are customary for transactions of this nature. We were in compliance with all covenants as of September 30, 2014. The credit agreements contain various restrictive covenants, which include, among other things: (i) a maximum leverage ratio; (ii) a minimum interest coverage ratio; (iii) mandatory prepayments upon certain asset sales and debt issuances; and (iv) limitations on the payment of dividends in excess of a specified amount. The term loan also includes events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5.0 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity.

Short-term debt

We have revolving credit facilities with three Korean banks with a total facility amount of approximately $12,374,000 of which $2,380,000 was borrowed at an average interest rate of 3.16% at September 30, 2014. In Hungary, there is one revolving credit facility with one bank for a total credit facility of $1,186,000 of which nothing is borrowed at September 30, 2014. In China there is a revolving credit facility with one bank for a total credit facility of $10,000,000 of which $4,926,000 was borrowed at an average interest rate of 4.15% at September 30, 2014.

Capital leases

Capital leases have been capitalized using nominal interest rates ranging from 4.0% to 15.1% as determined by the dates we entered into the leases. We had assets under capital leases of approximately $2,755,000 at September 30, 2014 and approximately $3,050,000 at December 31, 2013, net of accumulated amortization.

13. Stockholders' equity

Common stock

On December 12, 2012, we amended our Amended and Restated Certificate of Incorporation. The amendment authorizes the Company to issue 280,000,000 shares, consisting of 240,000,000 shares of common stock, par value $0.0001 per share, and 40,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2014, there were 31,995,332 common stock shares outstanding and no preferred stock shares outstanding.

The holders of common stock are entitled to one vote on all matters properly submitted on which the common stockholders are entitled to vote.

Treasury stock

During the nine months ended September 30, 2014, we withheld 114,291 shares at cost, or $2,505,000, to satisfy tax obligations for vesting of restricted stock shares granted to our employees under the Remy International, Inc. Omnibus Incentive Plan, or "Omnibus Incentive Plan". In addition, 74,892 shares were forfeited and returned to treasury stock during the nine months ended September 30, 2014 for no value pursuant to the Omnibus Incentive Plan.

During the nine months ended September 30, 2013, we withheld 67,087 shares at cost, or $1,248,000, to satisfy tax obligations for vesting of restricted stock shares granted to our employees under the Omnibus Incentive Plan. In addition, 42,698 shares were forfeited and returned to treasury stock during the nine months ended September 30, 2013 for no value pursuant to the Omnibus Incentive Plan.

Dividend payments

Our Board of Directors declared cash dividends of ten cents ($0.10) per share in January 2014, April 2014 and July 2014, respectively. Cash dividends paid during the nine months ended September 30, 2014 were $9,700,000, which also included accrued cash dividends paid on restricted stock vestings.  As of September 30, 2014, a dividend payable of $262,000 was recorded for unvested restricted stock and is payable upon vesting.

On October 29, 2014, our Board of Directors declared a quarterly cash dividend of ten cents ($0.10) per share, payable on November 26, 2014, to stockholders of record as of November 12, 2014.

14. Reclassifications out of accumulated other comprehensive income (loss)

The following table discloses the changes in each component of accumulated other comprehensive income, net of tax for the three and nine months ended September 30, 2014 (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on currency hedges	Unrealized gains (losses) on commodity hedges	Interest rate swaps	Employee benefit plan adjustment	Accumulated other comprehensive income (loss)
Balances at December 31, 2013	$(18,105)	$2,520	$(6,332)	$(688)	$(18,869)	$(41,474)
Other comprehensive income (loss) before reclassifications	(765)	(886)	(2,122)	(281)	(11)	(4,065)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(636)	600	—	97	61
Balances at March 31, 2014	$(18,870)	$998	$(7,854)	$(969)	$(18,783)	$(45,478)
Other comprehensive income (loss) before reclassifications	3,820	3,109	1,101	(410)	(39)	7,581
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,162)	755	—	97	(310)
Balances at June 30, 2014	$(15,050)	$2,945	$(5,998)	$(1,379)	$(18,725)	$(38,207)
Other comprehensive income (loss) before reclassifications	(6,877)	(1,957)	(1,020)	66	63	(9,725)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(753)	394	—	97	(262)
Balances at September 30, 2014	$(21,927)	$235	$(6,624)	$(1,313)	$(18,565)	$(48,194)

The following table discloses the changes in each component of accumulated other comprehensive income, net of tax for the three and nine months ended September 30, 2013 (in thousands):

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

The following table discloses the effect of reclassifications of accumulated other comprehensive income on the accompanying consolidated statement of operations (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2014	2013
Gains (losses) on cash flow hedges:
Foreign currency contracts	$1,020	$2,068	Cost of goods sold
Commodity contracts	(648)	(1,563)	Cost of goods sold
	372	505	Total before tax
	(13)	99	Tax benefit (expense)
	$359	$604	Net of tax

Amortization of employee benefit plan costs:
Prior service costs	$454	$454	Selling, general and administrative expenses
Net actuarial loss	(613)	(800)	Selling, general and administrative expenses
	(159)	(346)	Total before tax
	62	136	Tax benefit (expense)
	$(97)	$(210)	Net of tax

Total reclassifications for the period	$262	$394	Net of tax

The following table discloses the effect of reclassifications of accumulated other comprehensive income on the accompanying consolidated statement of operations (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Nine months ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2014	2013
Gains (losses) on cash flow hedges:
Foreign currency contracts	$3,429	$4,887	Cost of goods sold
Commodity contracts	(2,873)	(2,432)	Cost of goods sold
	556	2,455	Total before tax
	246	(196)	Tax benefit (expense)
	$802	$2,259	Net of tax

Amortization of employee benefit plan costs:
Prior service costs	$1,362	$1,362	Selling, general and administrative expenses
Net actuarial loss	(1,839)	(2,400)	Selling, general and administrative expenses
	(477)	(1,038)	Total before tax
	186	406	Tax benefit (expense)
	$(291)	$(632)	Net of tax

Total reclassifications for the period	$511	$1,627	Net of tax

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

The effective income tax rate for the three and nine months ended September 30, 2014, differs from the U.S. federal income tax rate primarily due to effect of foreign taxable income, the increase in our valuation allowance for certain tax credits, and nondeductible transaction costs. For the three and nine months ended September 30, 2014, we recognized tax expense of $2,485,000 related to an increase in our valuation allowance for certain state tax credits and tax expense of $982,000 related to nondeductible transaction costs. The effective income tax rate for the three and nine months ended September 30, 2013, differs from the U.S. federal income tax rate primarily due to the effect of foreign taxable income, valuation allowance utilization in certain foreign jurisdictions, and tax credits against the U.S. net income reported in the financial statements.

We have total unrecognized tax benefits of $12,553,000 and $11,456,000 that have been recorded as liabilities as of September 30, 2014 and December 31, 2013, respectively, and we are uncertain as to if or when such amounts may be settled. During the three months ended September 30, 2014 and 2013, we recorded uncertain tax positions of $114,000 and $210,000, respectively. During the nine months ended September 30, 2014 and 2013, we recorded uncertain tax positions of $1,129,000 and $1,419,000, respectively.

16. Employee benefit plans

The components of expense for the plans were as follows (in thousands):

Pension benefits:
	Three months ended September 30,		Nine months ended September 30,
Components of expense	2014	2013	2014	2013
Service costs	$286	$273	$850	$754
Interest costs	754	693	2,262	2,066
Expected return on plan assets	(759)	(665)	(2,293)	(1,982)
Recognized net actuarial loss	163	344	489	1,032
Net periodic pension cost	$444	$645	$1,308	$1,870

Postretirement health care and life insurance plans:
	Three months ended September 30,		Nine months ended September 30,
Components of expense	2014	2013	2014	2013
Interest costs	$20	$19	$61	$58
Amortization of prior service cost	(454)	(454)	(1,362)	(1,362)
Recognized net actuarial loss	450	456	1,350	1,368
Net periodic cost	$16	$21	$49	$64

Cash flows - employee benefit plans

We contributed $3,164,000 and $2,585,000 to our pension plans during the nine months ended September 30, 2014 and 2013, respectively. We expect to contribute a total of $2,626,000 to our U.S. pension plans and $1,496,000 to our International pension plans in 2014. The postretirement health care plan is funded as benefits are paid.

17.	Stock-based compensation

On February 14, 2013, we filed a Form S-8 to register 5,500,000 shares which may be issued pursuant to the Omnibus Incentive Plan. The Omnibus Incentive Plan became effective on October 27, 2010, was amended on March 24, 2011, and permits our Compensation Committee to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other cash or share based awards to our employees and non-employee directors. As of September 30, 2014, there were 3,078,861 shares available to be issued under the Omnibus Incentive Plan.

During the nine months ended September 30, 2014, executive officers and other key employees received restricted stock awards of 178,279 common shares with a weighted average grant date value of $21.99, based on the closing price of our common stock on the respective grant date as reported on the NASDAQ Stock Market. These awards are 50% time-based and 50% performance-based. The time-based restricted shares vest equally over a three-year period and one-third of the performance-based restricted shares will be available to vest for each of the calendar years 2014, 2015 and 2016 based on a target operating income for each of the years. Additionally, executive officers and other key employees were granted 237,640 stock option awards which vest equally over a three-year period with a term of seven years and a weighted average exercise price of $21.99.

Also during the nine months ended September 30, 2014, our Board of Directors received restricted stock awards of 27,072 common shares and stock option awards of 36,083 common shares. One-half of the restricted stock shares and stock options granted to the Board of Directors vest at each anniversary of the grant date. Restricted stock granted to the Board of Directors were valued at $21.98, which was the closing price of our common stock on the grant date as reported on the NASDAQ Stock Market. Stock options granted to the Board of Directors have a term of seven years and an exercise price of $21.98.

We estimated the grant date fair value of all stock options granted during the nine months ended September 30, 2014 using the Black-Scholes valuation model. The weighted average valuation per share was $7.07 based on the following assumptions: Risk-free interest rate: 1.53%, Dividend Yield: 1.82%, Expected Volatility: 43.20% and Expected Term: 4.5 years.

Shares issued upon exercise of stock options were 2,397 during the nine months ended September 30, 2014. There were no stock option exercises during the nine months ended September 30, 2013.

Noncash compensation expense related to all types of awards was recognized for the three and nine months ended September 30, as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Stock-based compensation expense	$893	$1,648	$3,454	$4,894

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

Information about our net sales by region was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013
Net sales to external customers:
United States	$187,079	$172,706	$578,878	$550,728
Europe	20,399	21,571	66,262	68,092
Other Americas	12,305	14,663	35,042	45,457
Asia	67,725	53,892	206,913	162,631
Total net sales	$287,508	$262,832	$887,095	$826,908

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

Remy Componentes S. de R.L. de C.V. vs. Corporativo Industrial y Empresarial Lorva, S.A. de C.V. ("Lorva")

In December 2012, Lorva, a former vendor, filed a judicial claim against Remy in the federal court in San Luis Potosi, Mexico requesting the rescission of two alleged operational service contracts. Remy filed a timely response in January 2013. The collection of evidence and witness testimony concluded in the civil case, and the parties filed their written closing argument briefs in the fourth quarter of 2013. In March 2014, the first instance sentence was issued by the court determining Lorva has the right to rescind both contracts and collect the benefit sought in the amount of approximately $17,380,000 for liquidated damages and outstanding invoices. In April 2014, we filed an appeal to this ruling in the Fourth District Court in San Luis Potosi, Mexico. On October 2, 2014, the Fourth District Court in San Luis Potosi, Mexico ruled on the appeal filed in April 2014. The court reduced the first sentence issued in March 2014 from $17,380,000 to payment of invoices and amounts due of $121,000 plus Lorva's costs and attorney fees. Both Lorva and Remy filed a timely appeal on October 24, 2014. We believe it is probable that we should prevail on final appeal based on legal arguments and the facts of this case. This appeal is expected to take approximately six to twelve months to complete. As of September 30, 2014, we continue to maintain an immaterial accrual related to this matter.

Remy, Inc. vs. Tecnomatic S.p.A.

In March 2011, Tecnomatic filed a lawsuit against Remy International, Inc., its Mexican subsidiaries and two other entities alleging breach of contract and the misappropriation of trade secrets, and requested damages of $110,000,000.
On September 11, 2014, we announced entry into a Settlement Agreement and Mutual General Release (the "Agreement") to settle all disputes that existed among us and Tecnomatic. In addition, we entered into a cross licensing arrangement of certain patents with Tecnomatic. The value of the patents received from Tecnomatic is approximately $13,930,000. (See Note 7.) Pursuant to the Agreement and the cross licensing arrangement, we paid to Tecnomatic a $16,000,000 cash payment in September 2014 and will pay a $16,000,000 cash payment on or before March 15, 2015. During the quarter ended September 30, 2014, we recorded revenue for the patents provided to Tecnomatic of $720,000 in net sales and expense of $18,790,000 related to this settlement in cost of goods sold in the accompanying unaudited consolidated statement of operations.

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

As of September 30, 2014, the purchase price was $40,179,000, consisting of $38,679,000 in cash and $1,500,000 cash held in escrow. The preliminary purchase price allocation based on our best estimate of the fair value as of the acquisition date was as follows (in thousands):

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

For the three months ended September 30, 2014, we recognized customer relationships amortization of $275,000 and lease intangible amortization of $75,000, which all were included in cost of goods sold in the accompanying consolidated statement of operations.

For the nine months ended September 30, 2014, we recognized a finished goods inventory step-up of $3,474,000, customer relationships amortization of $787,000 and lease intangible amortization of $172,000, which all were included in cost of goods sold in the accompanying consolidated statement of operations.

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

23. Related party transactions

FNF and related subsidiaries participated in our Amended and Restated Term B Loan Credit Agreement on March 5, 2013 and held $29,475,000 principal amount of our Amended and Restated Term B loan as of September 30, 2014. Additionally, FNF and related subsidiaries held $29,700,000 principal amount of our Term B loan as of December 31, 2013.

As part of the proposed Transactions described in Note 1, FNF has agreed to reimburse us for 50% of our costs incurred related to the Transaction. The amount due from FNF was $1,357,000 as of September 30, 2014, which is included in other receivables, with the offset recorded in additional paid-in capital, in the accompanying unaudited consolidated balance sheet.

In November 2013, John H. Weber, a member of the Remy Board of Directors, was appointed as the Chief Executive Officer of VIA Motors ("VIA"), a privately held electric vehicle development and manufacturing company and one of our existing customers since 2011. Net sales to VIA were $1,042,000 and $1,285,000 during the three and nine months ended September 30, 2014, respectively.    As of September 30, 2014, we have an outstanding receivable from VIA of $1,105,000 which is included within accounts receivable.

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

Financial Results

Net sales of $287.5 million for the third quarter of 2014 increased 9.4% from $262.8 million for the same period in 2013 driven primarily by increased volume and mix of $28.1 million, including $7.7 million in third quarter sales from the acquisition of USA Industries, and favorable foreign currency translation of $3.4 million. These increases in net sales were partially offset by negative pricing impact of $6.7 million. We incurred an operating loss of $6.4 million during the third quarter of 2014, a decrease of $27.4 million compared to operating income of $21.0 million during the same period in 2013. The decrease was primarily the result of a $18.1 million charge related to a previously announced litigation settlement, $2.7 million in legal and professional fees associated with the Transaction, as explained below, and higher restructuring costs in 2014.

Spin-off and Merger Transactions

On September 7, 2014, we entered into agreements for a transaction (the "Transaction") with Fidelity National Financial, Inc. (NYSE: FNF). The Transaction will result in the indirect distribution of the shares of common stock of Remy that are held by FNF to the holders of its Fidelity National Financial Ventures ("FNFV") tracking stock.

In the Transaction, FNFV will contribute all of the 16,342,508 shares of Remy common stock that FNFV owns and and a small subsidiary, Fidelity National Technology Imaging, LLC ("FNTI") into a newly-formed subsidiary ("New Remy"). New Remy will then be distributed to FNFV shareholders. Immediately following the distribution of New Remy to FNFV shareholders, New Remy and Remy will each engage in stock-for-stock mergers with subsidiaries of a new publicly-traded holding company, New Remy Holdco Corp. ("New Holdco"). In the mergers, FNFV shareholders will receive a total of 16,615,359 shares of New Holdco common stock, or approximately 0.18117 shares for each share of FNFV tracking stock that they own. The remaining stockholders of Remy (other than New Remy) will receive a total of 15,652,824 shares, or one share of New Holdco for each share of Remy they own. Remy currently has approximately 32.0 million shares of common stock outstanding and at the conclusion of the Transaction, New Holdco will have approximately 32.3 million shares of common stock outstanding. The Transaction should be tax-free to all existing Remy stockholders.

This structure will result in New Holdco becoming the new public parent of Remy. It is anticipated that, immediately following the mergers, New Holdco will change its name to "Remy International, Inc." and its shares will be listed on NASDAQ under the trading symbol "REMY". Under the organizational documents of New Holdco, the rights of the holders of the common stock of New Holdco will be the same as the rights of holders of Remy common stock.

The Transaction is subject to customary closing conditions, including Remy shareholder approval. On October 6, 2014, New Remy Holdco Corp. filed an initial Form S-4 registration statement with the SEC, which includes a preliminary proxy statement of our company with respect to the foregoing shareholder vote. In addition, on October 10, 2014, New Remy Corp. filed a Form S-1 registration statement with the SEC with regard to the spin-off of New Remy to FNFV shareholders. Both of these filings are subject to SEC review and comment before a date for the Remy shareholder meeting can be set. The Transaction is expected to close in December 2014 or in the first quarter of 2015.

Accounting Treatment of the Transactions

FNF originally acquired approximately 47% of our common stock upon our emergence from bankruptcy in 2007. In the third quarter of 2012, FNF acquired additional shares of our common stock, bringing its total ownership to approximately 51.1%, and began to consolidate our Company in its financial statements. At the time FNF began to consolidate our Company, FNF applied purchase accounting to record the then-fair value of the assets and liabilities of Remy International, Inc., and recorded the amount that our fair value exceeded the fair value of the identified assets and liabilities at that date as goodwill. As FNF owned less than 80% of our common stock, however, we did not apply push-down accounting in accordance with U.S. generally accepted accounting principles (“US GAAP”) for business combinations. Therefore, FNF reports different income statement and balance sheet amounts for Remy than we do in our stand-alone financial statements for periods after August 14, 2012. Among other things, FNF’s reported earnings from continuing operations for Remy International, Inc. for such periods are lower than Remy reported amounts, primarily because of increased amortization expense for intangibles recorded at fair value in FNF’s purchase accounting.

Under U.S. GAAP accounting rules on the treatment of transactions occurring within controlled groups, FNF’s basis of accounting for Remy is the basis on which New Holdco will present our operations in its financial statements following the transactions. This basis of accounting is reflected in the audited annual and unaudited interim combined financial statements of Remy International, Inc. and Fidelity National Technology Imaging, LLC included in the Form S-4 referred to above. After the transactions, the combined financial statements will be the historical financial statements of the predecessor of New Holdco for periods prior to the mergers. It should be noted, however, that this change in the basis of accounting does not change the amount of cash generated by our operations, and the U.S. GAAP cash flow from operations reported by New Holdco for Remy following the mergers will be the same as we would have reported.

Acquisition of United Starters and Alternators Industries, Inc.

On January 13, 2014, we acquired substantially all of the assets of USA Industries pursuant to the terms and conditions of the Asset Purchase Agreement, effective as of January 13, 2014. USA Industries is a leading North American distributor of premium quality remanufactured and new alternators, starters, CV axles and disc brake calipers for the light-duty aftermarket. In connection with the closing of the transaction, the assets were placed in Remy USA Industries, L.L.C., a wholly-owned subsidiary of the Company. USA Industries' operating results are consolidated beginning January 13, 2014. As of September 30, 2014, the preliminary purchase price was $40.2 million, consisting of $38.7 million in cash and $1.5 million cash held in escrow.

Recent Trends and Conditions

General economic conditions

According to IHS Global Insight, global light duty vehicle production was up 3% and global medium and heavy duty vehicle production was up 5% during the third quarter of 2014 as compared to the same period in 2013. The increase in light duty vehicle production was driven primarily by a 10% increase in China production, an 8% increase in North America production, an 8% increase in Korea production. These increases were offset by a 21% decline in South America production and 1% decline in Europe production. The increase in global medium and heavy duty production was driven primarily by a 15% increase in North American production, an 11% increase in Europe production, and a 5% increase in Korea production offset by a 12% decline in South America production and 1% decline in China. The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles.

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

Pricing pressures from customers

Pressure from our customers to reduce prices is characteristic of the automotive supply industry. Due to the competitive nature of the business, revised terms with customers may impact our ongoing profitability. We anticipate the impact of our pricing to be in the range of 1% to 3% consistent with prior years. We have taken and expect to continue to take steps to improve operating efficiencies and minimize or resist price reductions. We intend to maintain a disciplined approach to customer program pricing and may choose to exit programs with certain customers to protect our margins and cash flow. As a result, we may choose to no longer continue programs with certain customers due to unacceptable competitive pricing or terms. To this end, we have chosen not to meet the demands of a major aftermarket customer due to the negative pricing and working capital impact. The customer has notified us of their intent to re-source the business at the end of our current contract, which expires in January 2015.  While these decisions impact net sales and operating income in the short term, we believe this operating discipline will help to maximize the long-term profitability of the Company. Sales to this customer were $80.0 million in 2013 and $67.8 million for the nine months ended September 30, 2014. Any loss of sales to this customer in 2015 will be partially offset, upon termination of the contract, by the sale of cores currently reflected in Core Right of Return in Other noncurrent assets. Despite this likely reduction of 2015 sales, this action will have a positive impact on our net income and cash next year.

Material and commodity price fluctuations

Overall commodity price fluctuation is an ongoing concern for our business and has been an operational and financial focus. We have pass-through pricing agreements with a number of our customers that reduce our exposure to metals price volatility. Where metals price volatility is not covered by customer agreements, we utilize hedging instruments where appropriate, particularly related to copper, and consider their cost and their effectiveness. Average copper prices were lower for the quarter ended September 30, 2014 than for the same period in 2013.

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

Foreign currencies

During the first nine months of 2014, approximately 35% of our net sales were transacted outside the United States. The functional currency of our foreign operations is generally the local currency, while our financial statements are presented in U.S. dollars. Foreign exchange has an unfavorable impact on net sales when the U.S. dollar is relatively strong as compared with foreign currencies and a favorable impact on net sales when the U.S. dollar is relatively weak as compared with foreign currencies. While we employ financial instruments to hedge certain exposures related to transactions from fluctuations in foreign currency exchange rates, these hedging actions do not entirely insulate us from currency effects and such programs may not always be available to us at economically reasonable costs. During the first nine months of 2014, we experienced a negative impact from foreign currency effects on our reported earnings in U.S. dollars compared to the first nine months of 2013, primarily resulting from the results denominated in other currencies, mainly the Mexican Peso, Brazilian Real and the Euro.

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

Although we believe that we have established a firm foundation for profitability, we continue to evaluate our global manufacturing and supply chain to further streamline our operations. We have completed the transfer of production from our Mezokovesd, Hungary plant to our other facilities in Hungary, Mexico and Korea and substantially completed the closure of our Mezokovesd, Hungary plant. In addition, during 2014, we consolidated our Mexico operations and announced the planned closure of our operations in New York in Q4 obtained in the USA Industries acquisition to better manage our cost structure.

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

We define adjusted EBITDA as net income (loss) attributable to common stockholders before interest expense–net, income tax expense, depreciation and amortization, stock-based compensation expense, net income attributable to noncontrolling interest, restructuring, other charges and other impairment charges, loss on extinguishment of debt and refinancing fees, executive officer separation cost, certain purchase accounting finished goods inventory step-up costs litigation settlements and related legal fees, Transaction related fees, and other adjustments as set forth in the reconciliations provided below. We have updated our definition to include litigation settlements and related legal fees, as well as, Transaction related fees. All periods presented conform to this definition.

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

The following table sets forth a reconciliation of adjusted EBITDA to its most directly comparable U.S. GAAP measure, net income (loss) attributable to common stockholders:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2014	2013	2014	2013

Net income (loss) attributable to common stockholders	$(11,119)	$10,356	$8,304	$23,004
Adjustments:
Interest expense–net	4,659	5,370	15,685	15,438
Income tax expense	110	5,292	12,613	11,967
Depreciation and amortization	10,971	8,745	29,787	25,767
Stock-based compensation expense	893	1,648	3,454	4,894
Net income attributable to noncontrolling interest	—	—	—	659
Restructuring and other charges	2,212	1,454	2,605	4,263
Loss on extinguishment of debt and refinancing fees	—	—	—	4,256
Litigation settlements and related legal fees	21,417	905	23,740	1,979
Transaction related fees	2,714	—	2,714	—
Executive officer separation	—	—	—	7,000
Purchase accounting finished goods inventory step-up	—	—	3,474	—
Other	50	147	99	251
Total adjustments	43,026	23,561	94,171	76,474
Adjusted EBITDA	$31,907	$33,917	$102,475	$99,478

Results of operations

The following table presents our consolidated results of operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

Three months ended September 30,			Increase/ (Decrease)	% Increase/ (Decrease)
(In thousands)	2014	2013

Net sales	$287,508	$262,832	$24,676	9.4%
Cost of goods sold	256,480	210,600	45,880	21.8%
Gross profit	31,028	52,232	(21,204)	(40.6)%
Selling, general, and administrative expenses	35,166	29,760	5,406	18.2%
Restructuring and other charges	2,212	1,454	758	52.1%
Operating income (loss)	(6,350)	21,018	(27,368)	(130.2)%
Interest expense–net	4,659	5,370	(711)	(13.2)%
Income (loss) before income taxes	(11,009)	15,648	(26,657)	(170.4)%
Income tax expense	110	5,292	(5,182)	(97.9)%
Net income (loss)	$(11,119)	$10,356	$(21,475)	(207.4)%

Net sales

Net sales increased by $24.7 million, or 9.4%, to $287.5 million for the three months ended September 30, 2014, from $262.8 million for the same period in 2013. The increase in net sales was driven by increased volume and mix of $28.1 million, including $7.7 million in third quarter sales from the acquisition of USA Industries, and favorable foreign currency translation of $3.4 million. These increases in net sales were partially offset by negative pricing impact of $6.7 million.

Net sales of new starters and alternators to OEMs in the three months ended September 30, 2014 increased in both commercial vehicle and light vehicle products. Net sales of light vehicle starters and alternators to OEMs were $86.3 million in the three months ended September 30, 2014, a $2.3 million, or 2.7%, increase compared to $84.0 million in the same period in 2013. These increases are driven by higher volumes to Hyundai Motor Company and new programs in China, partially offset by the end of certain North American programs with General Motors. Net sales of commercial vehicle starters and alternators were $79.7 million in the three months ended September 30, 2014, a $7.3 million, or 10.1%, increase compared to $72.4 million in the same period in 2013 driven primarily by higher volumes in the North American truck market. We also sold $4.5 million of hybrid electric motors to OEMs in the three months ended September 30, 2014, as compared to $2.7 million in the same period in 2013.

Net sales of light vehicle products to aftermarket customers were $93.3 million in the three months ended September 30, 2014, a $8.4 million, or 9.9% increase from $84.9 million in the same period in 2013. The increase is primarily a result of sales from the USA Industries acquisition. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $15.5 million in the third quarter of 2014, an increase of $3.7 million, or 31.4% from $11.8 million in the third quarter of 2013.

Net sales of remanufactured locomotive power trains and multi-line products, which consist of a small volume of remanufactured steering gears and brake calipers that we sell in the United States and Europe, to aftermarket customers, were $8.2 million in the three months ended September 30, 2014, a $1.2 million, or 17.1% increase from the same period in 2013 primarily driven by the sales of the USA Industries acquisition.

Cost of goods sold

Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold was $256.5 million in the three months ended September 30, 2014 and $210.6 million in the three months ended September 30, 2013, an increase of $45.9 million, or 21.8%. The increase was mainly due to higher sales volumes, $18.8 million in other costs related to our previously announced litigation settlement. As a result, cost of goods sold as a percentage of net sales was 89.2% during the three months ended September 30, 2014 compared to 80.1% for the same period in 2013.

Gross profit

As a result of the above changes in net sales and cost of goods sold, gross profit as a percentage of net sales was 10.8% for the three months ended September 30, 2014, a decrease from 19.9% for the three months ended September 30, 2013.

Selling, general and administrative expenses

For the three months ended September 30, 2014, selling, general and administrative expenses was $35.2 million, which represents an increase of $5.4 million, or 18.2%, from $29.8 million for the three months ended September 30, 2013. The increase was primarily related to the additional selling, general and administrative expenses associated with the USA Industries acquisition, as well as, $2.7 million in legal and professional fees and consulting fees associated with the Transaction with FNF and certain strategic initiatives in the three months ended September 30, 2014.

Restructuring and other charges

Restructuring and other charges increased by $0.8 million, to $2.2 million for the three months ended September 30, 2014 compared to $1.5 million for the same period in 2013. The charges during the three months ended September 30, 2014 were primarily related to the closure of our Mezokovesd, Hungary plant and restructuring actions in our North American operations. We also recorded fixed asset impairment charges of $0.9 million that primarily related to specific equipment in our North American operations. The restructuring expense for the three months ended September 30, 2013 primarily related to ongoing efforts to manage our cost structure including reductions in force in connection with our Chinese and North American restructuring efforts.

Interest expense–net

Interest expense–net decreased by $0.7 million to $4.7 million for the three months ended September 30, 2014 from $5.4 million in the same period in 2013. The decrease was partially driven by favorable changes in the valuation of our undesignated interest rate swap contracts of $0.2 million.

Income tax expense

Income taxes decreased by $5.2 million for the three months ended September 30, 2014 from $5.3 million for the same period in 2013. The decrease is primarily driven by the decrease in income before income taxes, partially offset by the increase in our valuation allowance for certain state tax credits and nondeductible transaction costs during the quarter ended September 30, 2014.

Net income (loss) attributable to common stockholders

Our net loss attributable to common stockholders for the three months ended September 30, 2014 was $11.1 million as compared to net income attributable to common stockholders of $10.4 million for the three months ended September 30, 2013, for the reasons described above.

The following table presents our consolidated results of operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

Nine months ended September 30,			Increase/ (Decrease)	% Increase/ (Decrease)
(In thousands)	2014	2013

Net sales	$887,095	$826,908	$60,187	7.3%
Cost of goods sold	743,454	664,996	78,458	11.8%
Gross profit	143,641	161,912	(18,271)	(11.3)%
Selling, general, and administrative expenses	104,434	102,325	2,109	2.1%
Restructuring and other charges	2,605	4,263	(1,658)	(38.9)%
Operating income	36,602	55,324	(18,722)	(33.8)%
Interest expense–net	15,685	15,438	247	1.6%
Loss on extinguishment of debt and refinancing fees	—	4,256	(4,256)	(100.0)%
Income before income taxes	20,917	35,630	(14,713)	(41.3)%
Income tax expense	12,613	11,967	646	5.4%
Net income	8,304	23,663	(15,359)	(64.9)%
Less net income attributable to noncontrolling interest	—	659	(659)	(100.0)%
Net income attributable to common stockholders	$8,304	$23,004	$(14,700)	(63.9)%

Net sales

Net sales increased by $60.2 million, or 7.3%, to $887.1 million for the nine months ended September 30, 2014, from $826.9 million for the same period in 2013. The increase in net sales was driven by increased volume and mix of $69.3 million, including $24.2 million in sales from the acquisition of USA Industries, and favorable foreign currency translation of $8.1 million. These increases in net sales were partially offset by negative pricing impact of $17.2 million.

Net sales of new starters and alternators to OEMs in the nine months ended September 30, 2014 decreased in light vehicle products which was offset by an increase in commercial vehicle products. Net sales of light vehicle starters and alternators to OEMs were $267.7 million in the nine months ended September 30, 2014, a $9.0 million, or 3.3%, decrease compared to $276.7 million in the same period in 2013. These reductions are mainly driven by the end of certain North American programs offset by new programs and growth in China. Net sales of commercial vehicle starters and alternators were $232.8 million in the nine months ended September 30, 2014, a $24.5 million, or 11.8%, increase compared to $208.3 million in the same period in 2013 driven primarily by higher volumes due to the severe cold weather in early 2014 and improvement in the North American truck market. We also sold $11.9 million of hybrid electric motors to OEMs in the nine months ended September 30, 2014, as compared to $13.2 million in the same period in 2013.

Net sales of light vehicle products to aftermarket customers were $286.3 million in the nine months ended September 30, 2014, a $34.7 million, or 13.8% increase from $251.6 million in the same period in 2013. The increase is primarily a result of sales from the USA Industries acquisition. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $49.4 million in the nine months ended September 30, 2014, an increase of $0.4 million, or 0.8% from $49.0 million in the same period in 2013.

Net sales of remanufactured locomotive power trains and multi-line products, which consist of a small volume of remanufactured steering gears and brake calipers that we sell in the United States and Europe, to aftermarket customers, were $39.0 million in the nine months ended September 30, 2014, a $10.9 million, or 38.8% increase from the same period in 2013 primarily driven by the sales of the USA Industries acquisition.

Cost of goods sold

Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold was $743.5 million in the nine months ended September 30, 2014 and $665.0 million in the nine months ended September 30, 2013, an increase of $78.5 million, or 11.8%. The increase was mainly due to higher sales volumes, $18.8 million in other costs related to our previously announced litigation settlement. In addition, we also recorded $3.5 million related to the step-up of finished goods inventory and $1.0 million in amortization expense associated with the USA Industries acquisition. As a result, cost of goods sold as a percentage of net sales increased during the nine months ended September 30, 2014 to 83.8%, from 80.4% in 2013.

Gross profit

As a result of the above changes in net sales and cost of goods sold, gross profit as a percentage of net sales decreased to 16.2% for the nine months ended September 30, 2014 as compared to 19.6% for the nine months ended September 30, 2013.

Selling, general and administrative expenses

For the nine months ended September 30, 2014, selling, general and administrative expenses, or SG&A, was $104.4 million, which represents an increase of $2.1 million, or 2.1%, from selling, general and administrative expenses of $102.3 million for the nine months ended September 30, 2013. The increase was primarily related to the additional selling, general and administrative expenses associated with the USA Industries acquisition, as well as, $2.7 million in legal and professional fees and consulting fees associated with the Transaction with FNF and certain strategic initiatives during the period. SG&A for the nine months ended September 30, 2013 also included a one-time charge representing a $7.0 million lump sum cash payment made to our former President and Chief Executive Officer pursuant to the terms of a Transition, Noncompetition and Release Agreement effective February 28, 2013.

Restructuring and other charges

Restructuring and other charges decreased by $1.7 million, to $2.6 million for the nine months ended September 30, 2014 compared to $4.3 million for the same period in 2013. The restructuring charges for the nine months ended September 30, 2014 related to ongoing restructuring actions in our Mezokovesd, Hungary facility and our North American operations and fixed asset impairment charges of $0.9 million. The restructuring charges during the nine months ended September 30, 2013 related to the ongoing activities of the closure of our Mezokovesd, Hungary facility which commenced in the third quarter 2012 and other operational restructuring efforts, including reductions in force in our Chinese and North American facilities, and lease termination costs.

Interest expense–net

Interest expense–net increased by $0.2 million to $15.7 million for the nine months ended September 30, 2014 from $15.4 million in the same period in 2013. The increase was primarily driven by unfavorable changes in the valuation of our undesignated interest rate swap contracts of $2.3 million, partially offset by a decrease in our interest rate on debt from 6.25% through March 5, 2013 to 4.25% in 2013 due to the refinancing of the Term B loan.

Loss on extinguishment of debt and refinancing fees

During the nine months ended September 30, 2014, no amounts were recorded for loss on extinguishment of debt and refinancing fees. During the nine months ended September 30, 2013, loss on extinguishment of debt and refinancing fees of $4.3 million was related to the refinancing of our Term B Loan syndication.

Income tax expense

Income tax expense increased by $0.6 million to $12.6 million for the nine months ended September 30, 2014 from $12.0 million for the same period in 2013. The increase is primarily driven by the increase in our valuation allowance for certain state tax credits and nondeductible transaction costs in 2014 compared to the same period in 2013.

Net income attributable to common stockholders

Our net income attributable to common stockholders for the nine months ended September 30, 2014 was $8.3 million as compared to $23.0 million for the nine months ended September 30, 2013, for the reasons described above. In addition, there was no income attributable to the noncontrolling interest during the nine months ended September 30, 2014 due to our June 2013 acquisition of the remaining 49% noncontrolling ownership interest of our Chinese joint venture, Remy Hubei Electric Co. Ltd.

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

As of September 30, 2014, we had cash and cash equivalents on hand of $62.3 million representing a $52.6 million decrease compared to the $114.9 million cash and cash equivalents on hand as of December 31, 2013. Total liquidity as of September 30, 2014, including cash on hand, availability under the ABL First Amendment, and availability under short-term debt credit facilities, was $135.4 million.

On May 9, 2014, Standard and Poors (S&P) upgraded our corporate credit rating from B+ to BB- on improved financial metrics. On August 20, 2014, Moodys Investors Service affirmed the ratings of our Corporate Family and Probability of Default Ratings at B1.

Cash flows

The following table shows the components of our cash flows for the periods presented:

Nine months ended September 30,
(In thousands)	2014	2013

Net cash provided by (used in):
Operating activities before changes in operating assets and liabilities	$42,111	$55,660
Changes in operating assets and liabilities	(48,849)	(40,323)
Operating activities	(6,738)	15,337
Investing activities	(56,950)	(16,809)
Financing activities	11,574	(29,482)

Cash flows-Operating activities

Cash used in operating activities was $6.7 million versus cash provided by operations of $15.3 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in operating cash flows from 2013 was primarily a result of the lower net income as discussed above.

Operating cash flows were increased by approximately $18.0 million as a result of extended vendor payment terms, as well as mix of purchases increasing our days payable outstanding during the nine months ended September 30, 2014. In addition, higher cash collection from customers due to higher net sales of $60.2 million in 2014 increased operating cash flows period over period. These positive cash flows were offset by a $21.3 million decrease in operating cash flows driven primarily by the mix of sales in geographic regions with longer payment terms and timing of amounts factored during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Additionally, we experienced a decrease in operating cash outflows for expenditures on inventory replenishment of approximately $36.7 million in 2014 to support the increased sales levels. During the quarter ended September 30, 2014, we made a $16.0 million payment related to the Tecnomatic litigation settlement. Investments in our customers during the period ended September 30, 2014 resulted in additional use of cash of approximately $8.5 million. We made additional payments of $6.5 million on warranty claims in the nine months ended September 30, 2014 as compared to the payments made in the same period in 2013.

Cash payments related to our incentive compensation plans were lower by $7.2 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease was primarily related to a one-time $7.0 million lump sum cash payment for executive separation costs incurred in 2013. Cash payments for restructuring charges were $3.8 million lower in the nine months ended September 30, 2014 due to the nature and timing of restructuring actions. Partially offsetting the increases in operating cash flows were additional payments for legal and professional fees of approximately $4.8M in the nine months ended September 30, 2014 associated with our Tecnomatic litigation and Transaction related costs and selling, general and administrative costs of approximately $3.1 million.

Cash paid for interest for the nine months ended September 30, 2014 was $14.5 million as compared to $16.4 million for the nine months ended September 30, 2013, a decrease of $1.9 million. Cash payments were lower primarily due to the refinancing of our Amended and Restated Term B Loan Credit Agreement on March 5, 2013.

Cash paid for taxes for the nine months ended September 30, 2014 was $14.0 million, compared to $6.0 million for the nine months ended September 30, 2013, an increase of $8.0 million. The reason for the increase was primarily due to higher foreign cash payments as a result of higher foreign income before taxes in 2014.

Cash flows-Investing activities

Cash used in investing activities for the nine months ended September 30, 2014 was $57.0 million representing a $40.1 million increase over the $16.8 million cash used in investing activities for the nine months ended September 30, 2013. The increase was primarily due to $40.1 million in net cash disbursements related to the USA Industries acquisition.

Cash flows-Financing activities

Cash provided by financing activities for the nine months ended September 30, 2014 was $11.6 million, compared to cash used in financing activities of $29.5 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we paid $9.7 million in quarterly cash dividends to our common stockholders, as declared by our Board of Directors, which was consistent with quarterly cash dividends paid in the prior year period. We also repurchased $2.5 million of our common stock to satisfy tax withholding obligations of participants under our stock-based compensation programs during the nine months ended September 30, 2014, as compared to $1.2 million during the nine months ended September 30, 2013. In connection with the vesting of restricted stock grants during the first quarter of 2014, we also recognized an excess tax benefit of $1.1 million, compared to no excess tax benefit recorded in the first nine months of 2013.

During the nine months ended September 30, 2014, we borrowed $52.0 million and also repaid $31.7 million on our Asset-Based Revolving Credit Facility. These borrowings were for funding our China operations and for general corporate working capital purposes including a $16.0 million payment related to a previously announced litigation settlement. The change in short-term debt during the nine months ended September 30, 2014 was due to borrowings on our revolving credit facilities. In March 2014, we entered into a revolving credit facility in China with one bank for $10.0 million of which $4.9 million was borrowed and remained outstanding at September 30, 2014.

In 2013, we refinanced our $287.0 million Term B Loan with an Amended and Restated Term B Loan Credit Agreement and received $299.3 million in proceeds, which was offset by deferred financing fees of $3.4 million.

As previously discussed, we acquired the remaining 49% noncontrolling ownership interest of our Chinese joint venture, Remy Hubei Electric Co. Ltd. ("REH") for $14.6 million, consisting of cash payment of $8.1 million and dividends declared and subsequently paid to the noncontrolling interest holder in excess of their ownership percentage of $6.5 million in 2013.

Debt and Capital Structure

First Amendment to ABL Revolver Credit Agreement

On March 5, 2013, we entered into a First Amendment to our existing ABL Revolver Credit Agreement ("ABL First Amendment") to extend the maturity date of the Asset-Based Revolving Credit Facility ("ABL") from December 17, 2015 to September 5, 2018 and reduce the borrowing rate. The ABL First Amendment bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL First Amendment maintains the current availability at $95,000,000, but may be increased, under certain circumstances, by $20,000,000. The ABL First Amendment is secured by substantially all domestic accounts receivable and inventory. At September 30, 2014, the ABL First Amendment balance was $20.2 million. Based upon the collateral supporting the ABL First Amendment, the amount borrowed, and the outstanding letters of credit of $13,810,000, there was additional availability for borrowing of $56,775,000 on September 30, 2014. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL First Amendment.

Amended and Restated Term B Loan Credit Agreement

On March 5, 2013, we entered into a $300,000,000 Amended and Restated Term B Loan Credit Agreement ("Amended and Restated Term B Loan") to refinance the existing $286,978,000 Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the borrowing rate. The Amended and Restated Term B Loan bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3.00% per year with an original issue discount of $750,000. The Amended and Restated Term B Loan also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Amended and Restated Term B Loan is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL First Amendment. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Amended and Restated Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At September 30, 2014, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.

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

The agreement that governs our senior secured revolving credit facility contains a number of covenants, including financial covenants, that would impact our ability to borrow on the facility if not met. These covenants include restrictive covenants that restrict, among other things, the ability to incur additional indebtedness and pay cash dividends on our common stock. The facility also includes customary events of default, including breach of covenant and cross-defaults to certain other debt. As of September 30, 2014, we were in compliance with all of our covenants.

Non-U.S. borrowing arrangements

At September 30, 2014, our subsidiaries outside the U.S. also had various uncommitted credit facilities, of which $16.3 million was not utilized. We expect that these additional facilities will be drawn on from time to time for normal working capital purposes and to fund capital expenditures in support of operations and planned expansions in certain regions. See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our short term debt.

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

Contractual obligations

There were no material changes in our contractual obligations during the nine months ended September 30, 2014 from what was previously described in our Annual Report on Form 10-K for the year ended December 31, 2013, other than discussed below.

As a result of facility lease renewals in Mexico and facility leases we acquired in connection with the January 2014 USA Industries acquisition, cash payments under our operating lease arrangements have changed from what was previously described in our Annual Report on Form 10-K for the year ended December 31, 2013. In Mexico, we amended our existing operating lease at our Piedras Negras facility, which requires total minimum lease payments of $1.0 million through 2015. We also entered into a new operating lease for our Mexico OE facility, which requires total minimum lease payments of $3.7 million through 2017. In connection with the USA Industries acquisition, we acquired operating leases for facilities in Texas, California, and New York, which at the time required future cash payments of $2.5 million over the remaining lease terms through 2018. During the quarter ended September 30, 2014, we exited the Texas facility and provided our notice to exit the facilities in New York as a result of consolidation of the facilities from the USA Industries acquisition to our existing locations.

On September 11, 2014, we announced entry into a Settlement Agreement and Mutual General Release (the "Agreement") to settle all disputes that existed among us and Tecnomatic. In addition, we entered into a cross licensing arrangement of certain patents with Tecnomatic. The value of the patents received from Tecnomatic is approximately $13.9 million. Pursuant to the Agreement and the cross licensing arrangement, we paid to Tecnomatic a $16.0 million cash payment in September 2014 and will pay a $16.0 million cash payment on or before March 15, 2015. See Note 19 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, which is incorporated herein by reference.

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

Critical accounting policies and estimates

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Actual amounts could differ significantly from these estimates. See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a summary of the significant accounting policies and methods used in the preparation of our unaudited condensed consolidated financial statements. A detailed description of our significant accounting policies is included in Note 2 to our audited consolidated financial statements included in our Annual Report for Form 10-K for the year ended December 31, 2013. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2014.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our President and Chief Executive Officer (principal executive officer) and our Vice President and Global Controller (principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2014. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2014.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.    Other Information

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

As previously announced, Remy International, Inc. (the "Company") received a notice of resignation from Fred S. Knechtel, the Company's Senior Vice President, Chief Financial Officer and Treasurer, effective August 20, 2014. The Company is in the process of searching for a new Chief Financial Officer.
Effective October 29, 2014, Barbara J. Bitzer, age 48, Chief Accounting Officer, Vice President and Global Controller, has been authorized to perform the duties of the principal financial officer on an interim basis by the Board of Directors of Remy International, Inc.
Ms. Bitzer served as a consultant to Remy from 2006 through 2008, and again from 2010 through 2012 before assuming her current position on January 1, 2013. Ms. Bitzer also served as a principal of Simons Bitzer & Associates, PC, providing executive level finance consulting for companies in various industries, including manufacturing, service and non-profit, from 2005 through 2012. Ms. Bitzer obtained a Bachelor of Science in Accounting from the University of Evansville, and is a Certified Public Accountant licensed in the state of Indiana.

PART II - Other Information
Item 1.     Legal Proceedings
 The information concerning the legal proceedings involving the Company contained in Note 19 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.
Item 1A.     Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to Risk Factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013, other than the risk factors relating to the Transaction.
As a result of the accounting treatment for the mergers, New Holdco’s reported U.S. GAAP net earnings after the mergers will be significantly lower than ours would have been, which could impact the market price of New Holdco common stock.
Under U.S. GAAP, New Holdco’s basis of accounting will be the same as that presented in the Annual Audited Financial Statements. This basis of accounting differs from that historically used by us, because under GAAP FNF was required to record the assets and liabilities of our at fair value as of August 15, 2012, the date that FNF acquired a majority of our common stock. These adjustments have no effect on the amount of cash generated by our operations, and the amount of cash flow from operations reported by New Holdco from our operations will be the same as we would have reported. However, the negative impact of such adjustments on New Holdco’s GAAP net earnings after the mergers could have an adverse effect on the market price of New Holdco’s common stock.
If holders of FNFV Group common stock who receive New Holdco common stock in the transactions sell that stock immediately, it could cause a decline in the market price of New Holdco common stock.
All of the shares of New Holdco common stock to be issued in the transactions will be registered with the SEC under a registration statement, and therefore will be immediately available for resale in the public market, except with respect to shares issued in the transactions to certain affiliates (as that term is defined in Rule 405 of the Securities Act). The number of holders of New Holdco common stock immediately after the mergers will be substantially larger than the current number of holders of Old Remy common stock. Holders of FNFV Group common stock who are not directors, officers or affiliates of FNF may elect to sell the New Holdco shares they receive immediately after the transactions. Directors, officers and other affiliates of FNF may immediately resell the New Holdco shares they receive under Rule 144 of the Securities Act under certain conditions, one of which limits the amount of shares to the greater of 1% of the outstanding shares or the average weekly volume of trading of New Holdco stock for the four weeks prior to their proposed sale. As a result of future sales of such common stock, or the perception that these sales could occur, the market price of New Holdco common stock may decline and could decline significantly before or at the time the transactions are completed, or immediately thereafter. If this occurs, or if other holders of New Holdco common stock sell significant amounts of New Holdco common stock immediately after the transactions are completed, it is likely that these sales would cause a decline in the market price of New Holdco common stock.
The spin-off could result in significant tax liability to FNF and to holders of FNFV Group common stock, and under certain circumstances New Holdco may have a significant indemnity obligation to FNF, which is not limited in amount or subject to any cap, if the spin-off is treated as a taxable transaction.
The spin-off is conditioned upon the receipt by FNF and New Remy of the opinion of Deloitte Tax LLP (“Deloitte”), tax advisor to New Remy, to the effect that the contribution and the spin-off should qualify as a tax-free reorganization under Sections 368(a) and 355 of the Code and a distribution to which Sections 355 and 361 of the Code applies. The opinion will be based upon various factual representations and assumptions, as well as certain undertakings made by FNF, New Remy, and our Company. Any inaccuracy in the representations or assumptions upon which such tax opinion is based, or failure by FNF, New Remy, or our Company to comply with any undertakings made in connection with such tax opinion, could alter the conclusions reached in such opinion. Opinions with respect to these matters are not binding on the U.S. Internal Revenue Service ("IRS") or the courts. As a result, the conclusions expressed in these opinions could be challenged by the IRS and a court could sustain such a challenge.
Even if the spin-off otherwise qualifies for tax-free treatment under Sections 355, 361 and 368(a) of the Code, the spin-off would result in a significant U.S. federal income tax liability to FNF (but not to holders of FNFV Group common stock) under Section 355(e) of the Code if one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of New Remy (including indirectly through acquisitions of New Holdco common stock) as part of a plan or series of related transactions that includes the spin-off. Current law generally creates a presumption that any acquisitions of the stock of New Remy within two years before or after the spin-off are part of a plan that includes the spin-off, although the parties may be able to rebut that presumption. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. We do not expect that the mergers, by themselves, will cause Section 355(e) to apply to the spin-off. Further, it will be a condition to FNF's obligation to consummate the spin-off that FNF receive an opinion of Deloitte implicitly concluding that the mergers will not cause Section 355(e) to apply to the spin-off. This opinion will be based on certain representations and assumptions, and, as discussed above, will not be binding on the IRS or the courts. Further, notwithstanding such opinion, New Remy or New Holdco might inadvertently cause or permit a prohibited change in the ownership of New Remy or New Holdco to occur, thereby triggering a tax liability to FNF. If the spin-off is determined to be taxable to FNF, FNF would recognize gain equal to the excess of the fair market value of the New Remy common stock held by it immediately before the spin-off over FNF's tax basis therein. Open market purchases of New Holdco common stock by third parties without any negotiation with New Holdco will generally not cause Section 355(e) of the Code to apply to the spin-off.
If it is subsequently determined, for whatever reason, that the spin-off does not qualify for tax-free treatment, holders of FNFV Group common stock immediately prior to the spin-off, FNF could incur significant tax liabilities. Under the tax matters agreement, New Holdco will be obligated to indemnify FNF and its subsidiaries for any losses and taxes resulting from the failure of the spin-off to be a tax-free transaction described under Sections 355, 361 and 368(a) of the Code to the extent that such failure results from (i) any action by New Holdco or its subsidiaries within their respective control, or the failure to take any action; or (ii) any event or series of events as a result of which any person or persons would (directly or indirectly) acquire or have the right to acquire from New Holdco or New Remy and/or one or more direct or indirect holders of outstanding shares of New Holdco equity interests or New Remy equity interests that would, when combined with any other changes in the ownership of New Remy or New Holdco, cause the spin-off to be a taxable event to FNF as a result of the application of section 355(e) of the Code.
New Holdco may decide to forgo certain transactions in order to avoid the risk of incurring significant tax-related liabilities.
In the tax matters agreement, New Holdco will covenant that following the mergers it will not take any action, or fail to take any action, which action or failure to act is inconsistent with the spin-off qualifying for tax-free treatment under Sections 355, 361 and 368(a) of the Code. Further, the tax matters agreement will require that New Holdco generally indemnify FNF and its subsidiaries for any taxes or losses incurred by FNF resulting from an act or inaction on the part of New Holdco and/or its subsidiaries or resulting from Section 355(e) of the Code applying to the spin-off because of certain acquisitions of equity interests in New Holdco or New Remy. As a result, New Holdco might determine to forgo certain transactions that might have otherwise been advantageous in order to preserve the tax-free treatment of the spin-off. Open market purchases of New Holdco common stock by third parties without any negotiation with New Holdco will generally not cause Section 355(e) of the Code to apply to the spin-off.
In particular, New Holdco might determine to continue to operate certain of its business operations for the foreseeable future even if a liquidation or sale of such business might have otherwise been advantageous. Moreover, in light of the mergers as well as certain other transactions that might be treated as part of a plan that includes the spin-off for Section 355(e) purposes (as discussed above), New Holdco might determine to forgo certain transactions, including share repurchases, stock issuances, asset dispositions or other strategic transactions for some period of time following the mergers.

Item 6.    Exhibits

Exhibit Index

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed herewith
2.1	Agreement and Plan of Merger, dated as of September 7, 2014, by and among New Remy Corp., Remy International, Inc., New Remy Holdco Corp., New Remy Merger Sub, Inc., Old Remy Merger Sub, Inc. and Fidelity National Financial, Inc.	8-K	2.1	9/9/2014
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-8	EX-3.1	2/14/2013
3.2	Amended and Restated Bylaws, as currently in effect	S-8	EX-3.2	2/14/2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification by Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
32.2	Certification by Principal Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema Document				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				X

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

Remy International, Inc.
(Registrant)

Date: October 29, 2014	By: /s/ John J. Pittas

John J. Pittas
President and Chief Executive Officer
(Principal Executive Officer)