Form 10-K
period 2014-12-31
REMY INTERNATIONAL, INC.
filed 2015-03-02
CIK 1046859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File No. 001-13683
Remy International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-1744351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Corporation Drive
Pendleton, Indiana 46064
(Address of principal executive offices, including zip code)
(765) 778-6499
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting common stock held by non-affiliates (14,248,138 shares) of the registrant was $332.7 million based on the closing stock price of $23.35 as reported on the NASDAQ Stock Market on June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter). As of February 17, 2015, there were 32,201,086 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the fiscal year ended December 31, 2014 are incorporated herein by reference into Part III, Items 10-14. The registrant's Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year ended December 31, 2014.

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

Part I

Item 1.         Business

Spin-off and Merger Transactions

On September 7, 2014, Remy International, Inc. (together with its subsidiaries, "we", "our", "us", "Remy","Old Remy", or the "Company") entered into agreements for a transaction (the "Transaction") with Fidelity National Financial, Inc. ("FNF"). The Transaction in effect resulted in the indirect distribution of the shares of common stock of Old Remy that were held by FNF to the holders of its Fidelity National Financial Ventures ("FNFV") Group common stock, a tracking stock.

In the Transaction, FNFV contributed all of the 16,342,508 shares of Old Remy common stock that FNFV owned and a small subsidiary, Fidelity National Technology Imaging, LLC ("FNTI" or "Imaging") into a newly-formed subsidiary ("New Remy"). New Remy was then distributed to FNFV shareholders. Immediately following the distribution of New Remy to FNFV shareholders, New Remy and Remy each engaged in stock-for-stock mergers with subsidiaries of a new publicly-traded holding company, New Remy Holdco Corp. ("New Holdco"). New Holdco was incorporated in the State of Delaware in August 2014. In the mergers, FNFV shareholders received a total of 16,615,359 shares of New Holdco common stock, or approximately 0.17879 shares for each share of FNFV tracking stock that they owned. The remaining stockholders of Old Remy (other than New Remy) received a total of 15,585,727 shares, or one share of New Holdco for each share of Old Remy they owned. Old Remy had 32.0 million shares of common stock outstanding and immediately before the conclusion of the Transaction, and New Holdco had 32.2 million shares of common stock outstanding. The Transaction should qualify as a tax-free reorganization to the stockholders under U.S. federal income tax purposes.

This structure in effect resulted in New Holdco becoming the new public parent of Old Remy. Effective upon the closing of the Transaction, New Holdco changed its name to "Remy International, Inc." and its shares were listed, and on January 2, 2015 began trading on NASDAQ under the trading symbol "REMY", which was the same trading symbol used by Old Remy. Old Remy changed its name to "Remy Holdings, Inc." Under the organizational documents of New Holdco, the rights of the holders of New Holdco common stock are the same as the rights of holders of Old Remy common stock.

The discussion below describes the business of New Holdco following the mergers, consisting of the operations of Old Remy and of Imaging. Except as otherwise specifically identified as a description of Imaging, the descriptions below are of the business of Old Remy.

We are a global market leader in the design, manufacture, remanufacture, marketing and distribution of non-discretionary, rotating electrical components for light and commercial vehicles for original equipment manufacturers, or OEMs, and the aftermarket. We sell our products worldwide primarily under the well-recognized "Delco Remy", "Remy", "World Wide Automotive", and "USA Industries" brand names, as well as our customers' well-recognized private label brand names. For the year ended December 31, 2014, we generated net sales of $1.2 billion, net income attributable to common stockholders of $6.1 million and adjusted EBITDA of $139.4 million, representing 11.8% of our 2014 net sales. For the year ended December 31, 2013, we generated net sales of $1.1 billion, net income attributable to common stockholders of $15.1 million and adjusted EBITDA of $144.1 million, representing 12.6% of our 2013 net sales. For additional information about our financial position and results of operations, including domestic and international revenues, as well as our long-lived assets, total assets and stockholders' equity, see the notes to our financial statements included in Part II, Item 8 of this Form 10-K. We manage our business and operate in a single reportable segment.

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

We operate a global, low-cost manufacturing and sourcing network capable of producing technology-driven products. Our 14 primary manufacturing and remanufacturing facilities are located in eight countries, including Brazil, Canada, China, Hungary, Mexico, South Korea and Tunisia. We have three manufacturing facilities in the United States which support a portion of our hybrid electric motor assembly, locomotive remanufacturing operations, and rotating electrics and multi-line product remanufacturing. None of these U.S. manufacturing facilities are unionized. Our low-cost strategy results in direct labor costs of 3% of net sales. Our global network of manufacturing facilities employs common tools and processes to drive efficiency improvements and reduce waste. We can shift capacity between operations to minimize costs to adapt to changes in demand, raw material costs and exchange and transportation rates. Because of our established presence and available capacity throughout the world, we are well-positioned for growth with minimal incremental investment.

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

We enhance our technology and expand our product lines by investing in new product development and ongoing research. Our OE customers continue to increase their requirements for power, durability and reliability, as well as for increased fuel-efficiency and mechanical and electrical noise reduction. We have over 300 engineers focused on design, application and manufacturing. These engineers work in close collaboration with customers and have a thorough understanding of our product application. Our engineering efforts are designed to create value through innovation, new product features and aggressive cost control. Our nearly 120 years of expertise in rotating electrical components led to the development of our hybrid electric motor capabilities, a natural extension of our products. Our prior experience in manufacturing process development has provided us with significant, proprietary know-how in hybrid electric motor manufacturing.

We are well-positioned for strong and stable growth, both organically and through opportunistic acquisitions, due to our balanced portfolio of products, strong brand names, focus on new technologies, strategic global footprint and market expertise. These strengths have contributed to our solid operating margins and cash flow profile. Our strengthened balance sheet provides us with greater ability to reinvest in our business and pursue growth opportunities, including acquisitions.

In connection with the Transaction, we merged with Imaging which provides document preparation, scanning, indexing and redaction services to government agencies and companies in financial services, health care, retirement systems, education and court systems. Employing proprietary production control technology, Imaging’s goal is to deliver superior efficiency, capacity and quality management standards that enable it to manage large-scale document conversion projects. Imaging collaborates with leading content management systems providers to promote the benefits of document automation, develop new client relationships and provide clients an end-to-end document automation solution. Over the course of its history, Imaging has demonstrated competency in preparing and converting physical records for all leading commercial content management systems. Imaging is headquartered in San Jose, CA, but frequently performs its services at client locations across the United States.

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

According to IHS Global Insight, global light vehicle production is forecasted to grow from 87.2 million units in 2014 to 99.7 million units in 2018. In addition, global commercial vehicle production is forecasted to grow from 3.3 million units in 2014 to 3.9 million units in 2018.

Demand for alternators.    Overall electrical power requirements have risen as OEMs introduce additional electronics in new vehicles, such as new safety, control, communication and entertainment features and emission control technology in heavy vehicles. We believe OEMs will continue to demand more efficient, more powerful yet durable alternators as electronic vehicle content continues to grow.

Increased deployment of start-stop technology starters. Start-stop technology is designed to shut a vehicle's engine off when it is stopped and rapidly restart it when the driver releases the brake pedal before accelerating.  The two primary benefits of start-stop technology are improved fuel economy and greenhouse gas reduction.  Various start-stop technologies are estimated to improve fuel economy by 3-12%.   Currently there are two competing technologies--Belt Alternator Starter (BAS) and Starter Based Start Stop (SBSS).  According to IHS Global Insight, start-stop technology is forecasted to more than double by 2018, growing from 18.1 million units in 2014 to 41.1 million units in 2018.

OE platform standardization and globalization.    Increasingly, OEMs are requiring that their suppliers establish global production capabilities to meet their needs in local markets as they expand internationally and increase platform standardization. We believe our global proximity to customer production will be increasingly valuable.

Aftermarket

Aftermarket demand is based on the need for replacement vehicle parts. Vehicle parts may need to be replaced due to age or failure based on the level of usage and the overall quality and durability of the original part. However, improvements in product quality generally lower the replacement rate for aftermarket products. The aftermarket in mature markets differs from that in growing markets. In North America and Europe, there is a well-established aftermarket, with numerous distribution channels for replacement parts. In the U.S. market, there has also been a growing trend for retail distributors to work directly with installers. However, in growing markets, such as China, parts are generally repaired in individual repair shops. There is potential for significant growth as these markets mature. Additionally, we believe the ability to utilize current distribution channels in North America to expand our remanufactured multi-line product offerings will provide additional growth opportunities.

Hybrid electric motors

Hybrid electric vehicles use technologies that combine traditional gasoline or diesel propulsion systems with electric motors to reduce emissions and be more fuel efficient. The electric motors used in hybrid vehicles can also be used to provide propulsion for electric-only vehicles. Fuel prices, emission standards and government legislation influence the demand for hybrid electric motors. For instance, the U.S. Environmental Protection Agency and the Department of Transportation's National Highway Traffic Safety Administration have issued a joint rule and announced further initiatives that require and will impose increasing standards to reduce greenhouse gas emissions and improve fuel efficiency. We believe corporations with large distribution operations will continue to add hybrid vehicles to their fleets as part of their corporate responsibility initiatives focused on reducing fuel consumption and pollution. In addition, continued volatility of, and the potential for higher fuel costs in the future may have a positive impact on demand for hybrid electric motors as consumers seek more energy-efficient solutions.

Our competitive strengths

We believe the following competitive strengths enable us to compete effectively in our industry:

Leading market position and strong brand recognition.    We hold strong market and production positions in North America, Europe, Brazil, South Korea and China. Our leading market position was established through 100 years of experience delivering superior service, quality and product innovation under the well-recognized brand names, “Delco Remy,” “Remy”, “World Wide Automotive” and "USA Industries, Inc." In recent years, we have received a number of awards in recognition of our merits, from customers, suppliers and industry associations.

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

Expand manufacturing for growth markets in Asia and South America.    We have a significant presence in high-growth markets such as China, and South Korea and are committed to further investment in these regions. We have two wholly-owned operations in China. China produces more commercial diesel engines and vehicles than any other country in the world. During 2013, we invested in our manufacturing and engineering facility in Wuhan, China. All production lines were fully installed by the end of the first quarter of 2014. The manufacturing facility more than doubles our China production capacity to 4 million alternators and 1 million starters. The engineering laboratory is fully commissioned to support our Chinese customer requirements.

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

Provide value-added services that enhance customer performance.    We provide our aftermarket customers with valuable category management services that strengthen our customer relationships and provide both of us with a competitive advantage. Our Remy Optimized Inventory and Vendor Managed Inventory programs support customer growth and product category profitability. These services provide a competitive advantage and have enabled us to improve our customer retention and expand product sales.

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

On February 19, 2015, we announced that we had entered into a definitive agreement to acquire substantially all assets of Maval Manufacturing, Inc. ("Maval"), a Twinsburg, Ohio manufacturer, remanufacturer, and distributor of steering systems, components, and specialty products to the automotive service, original equipment power sports, and off-road specialty vehicle markets. The transaction closed effective March 1, 2015.

Products

We produce a broad range of new starters and alternators for both light and commercial vehicles. We also manufacture electric traction motors used for electric and hybrid vehicle applications. We produce a diverse array of remanufactured starters and alternators as well. Finally, we remanufacture power assemblies for locomotive diesel engines, and sell remanufactured multi-line products including steering gear and brake calipers for light vehicles in Europe. Our recent acquisition of USA Industries expands our multi-line product capabilities to North America.

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

Customers and distribution channels

Our customer base includes global light and commercial vehicle manufacturers and a large number of retailers, distributors and installers of automotive aftermarket parts. Our credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. We conduct a significant amount of business with GM, Hyundai Motor Company ("Hyundai") and three large automotive parts retailers. Net sales to these customers in the aggregate represented 44%, 47%, 49% and 50% of our net sales for the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012 and the period January 1, 2012 to August 14, 2012, respectively.

GM represents one of our largest customers and accounted for approximately 12%, 16%,19% and 22% of our net sales for the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012 and the period January 1, 2012 to August 14, 2012, respectively. Net sales to our other largest customer, Hyundai, accounted for approximately 12%, 10%, 9%, and 9% of our net sales for the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012 and the period January 1, 2012 to August 14, 2012, respectively.

OEMs

Our OEM customers include a broad range of global light vehicle producers around the world. GM and Hyundai are our largest OEM customers for light vehicle products. Hyundai is our fastest growing OEM customer. It is gaining market share globally, and we have been gaining market share within Hyundai. We are currently their largest supplier of starters and are growing our share of their alternator business. Other notable light vehicle customers include DPCA (Dongfeng Peugeot Citroen Automobile), Geely and BYD. Our goal is to expand our customer base and grow with customers who are growing, including Hyundai and other Asian customers.

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

Aftermarket

We are a leading North American rotating electrical supplier to aftermarket customers. We sell both remanufactured and new light vehicle and commercial vehicle starters and alternators into the aftermarket in the United States, Canada, Mexico and Europe, and aftermarket commercial vehicle starters and alternators in Brazil. We offer other product categories beyond rotating electrical, such as brake calipers, for light vehicles in the United States, Canada and Europe. In North America, we primarily sell our aftermarket products to automotive parts retailers, including AutoZone and O'Reilly Auto Parts. We also supply warehouse distributors, where we are the preferred supplier of some of the largest buying groups, OES customers, and other smaller middlemen (sometimes called “jobbers”) who distribute parts to installers. We sell substantially more remanufactured units than new units. This mix is consistent with sales in the aftermarket overall.

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

Manufacturing and facilities

We operate a global, low-cost manufacturing and sourcing network capable of producing technology-driven products. Our 14 primary manufacturing and remanufacturing facilities are located in eight countries, including Brazil, China, Hungary, Mexico, South Korea, Tunisia, Canada and the United States. We have three manufacturing facilities in the United States which support a portion of our hybrid electric motor assembly, locomotive remanufacturing operations, and rotating electrics and multi-line product remanufacturing. None of these U.S. manufacturing facilities are unionized. In an effort to consolidate our manufacturing facilities, in August 2014, we announced that we will be closing manufacturing facilities in New York, which will ultimately reduce our U.S. manufacturing facilities to two. Our low-cost strategy results in direct labor costs of 3% of net sales. Our global network of manufacturing facilities employs common tools and processes to drive efficiency improvements and reduce waste. We can shift capacity between operations to minimize cost to adapt to changes in demand, raw material costs and exchange and transportation rates. Because of our established presence and available capacity throughout the world, we are well-positioned for growth with minimal incremental investment.

We have eight manufacturing facilities making new products for OE/OES customers, including two in Mexico, two in China, and one in each of Brazil, South Korea, Hungary, and Anderson, Indiana. These modern facilities utilize a flexible cell-based manufacturing approach for production lines for improved flexibility and efficiency in both low- and high-volume production runs. Each operation within a cell is optimized to ensure one-piece flow and other lean operational concepts. Cell manufacturing allows us to match production output better to variable customer requirements while reducing inventory and improving quality. The effectiveness of our approach was tested and proven in the recent market downturn and subsequent recovery. Our distribution facility for these products in North America is in Laredo, Texas. During 2013, we completed the closure of our operations in our Mezokovesd, Hungary facility.

We produce our remanufactured starters and alternators for sale in North America in one facility in the United States and two facilities in Mexico. For Europe, our remanufactured starters and alternators are made in factories in Tunisia and Hungary. We source our new products for aftermarket sales through third parties, primarily in Asia and from our own manufacturing operations. Our distribution, engineering and administration facilities for these products are in Edmond, Oklahoma for North America and in Brussels for Europe. In addition to the Edmond facility, we have six distribution centers in the United States and one in Canada. We have remanufacturing of locomotive power assemblies in Peru, Indiana and Winnipeg, Canada. During 2014, we sold the facility and leased a portion of the facility back in a financing arrangement with an independent third party involving our Edmond, Oklahoma facility.

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

Engineering and development

Our engineering staff works both independently and with OEM and aftermarket customers to design new products, improve performance and technical features of existing products and develop methods to lower manufacturing costs. We have approximately 300 engineers focused on design, application and manufacturing. These engineers work in close collaboration with customers and have a thorough understanding of our product application. Our engineering efforts are designed to create value through innovation, new product features and aggressive cost control.

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

For additional information on research and development activities, see Note 2 to our financial statements included in Part II, Item 8 of this Form 10-K.

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

We own the “Remy”, “World Wide Automotive” and "USA Industries" trademarks. Pursuant to a trademark license agreement between us and GM, GM granted us an exclusive license to use the “Delco Remy” trademark on and in connection with automotive starters and heavy-duty starters and alternators. This license is extendable indefinitely at our option upon payment of a fixed $100,000 annual licensing fee to GM. The “Remy” and “Delco Remy” trademarks are registered in the United States, Canada and Mexico and in most major markets worldwide. GM has agreed with us that, upon our request, GM will register the “Delco Remy” trademark in any jurisdiction where it is not currently registered.

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

Foreign operations

Information about our foreign operations is set forth in tables relating to geographic information in Note 19 of notes to financial statements included in Part II, Item 8 of this Form 10-K.

Employees

As of December 31, 2014, we employed 6,600 people, of which 1,468 were salaried and administrative employees and 5,132 were hourly employees. We had 1,121 of our employees based in the United States. Our employees represented by trade unions were approximately 3,400, or 52% of our employees in five countries. Efforts to organize labor unions at facilities that are not currently unionized may be commenced at any time; however, we are not aware of any current efforts. We believe that our relations with our employees are satisfactory.

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

Environmental regulation

Our facilities and operations are subject to a wide variety of federal, state, local and foreign environmental laws, regulations, ordinances and directives. These laws, regulations, ordinances and directives, which we collectively refer to as environmental laws, include those related to: air emissions; wastewater discharges; chemical and hazardous materials and substances; waste management, treatment, storage or disposal; restriction on use of certain hazardous materials; and the investigation and remediation of contamination. These environmental laws also require us to obtain permits for some of our operations from governmental authorities. These authorities can modify or revoke our permits and can enforce compliance through citations, penalties, fines and injunctions. Our operations also are governed by standards and laws relating to workplace safety and worker health, primarily the Occupational Safety and Health Act of 1970, as amended, and equivalent state laws and regulations, and foreign counterparts to these laws and regulations, which we refer to as employee safety laws. The nature of our operations exposes us to the potential risk of liabilities or claims with respect to environmental and employee safety laws.

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

Available Information
Our website is http://www.remyinc.com. We make available on this website, free of charge, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents and amendments to those documents that we file with, or furnish to, the United States Securities and Exchange Commission (“SEC”) as soon as practicable after such reports or documents are filed or furnished. We also make available on our website our Corporate Governance documents including, but not limited to, our Code of Ethics and Business Conduct (and any amendments or waivers) and the written charters of each of the standing committees of the Board of Directors. All of these documents are also available to stockholders in print upon request. The information found on our website is not part of this or any other report.

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

Future weakness or deteriorating conditions in the U.S. or global economy that result in reduction of vehicle production and sales by our customers may harm our business, financial condition and results of operations. Additionally, in a down-cycle economic environment, we may experience increased competitive pricing pressure and customer turnover.

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

In 2014 and 2013, roughly half of our net sales were to aftermarket customers. The average useful life of automotive parts has been steadily increasing in recent years due to improved quality and innovations in products and technologies. The longer product lives allow vehicle owners to replace parts of their vehicles less often. Additional increases in the average useful life of automotive parts are likely to reduce the demand for our aftermarket products, which could materially harm our business, financial condition and results of operations.

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

We are also involved in various legal proceedings incidental to our business. See Note 20 of notes to financial statements included in Part II, Item 8 of this Form 10-K. There can be no assurance as to the ultimate outcome of any of these legal proceedings, and future legal proceedings may materially harm our business, financial condition and results of operations.

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

Raw material price inflation and availability have been a significant operational and financial burdens on automotive suppliers at all levels. Our need to maintain a continuing supply of raw materials and components makes it difficult to resist price increases and surcharges imposed by our suppliers. Further, it is difficult to pass cost increases through to our customers, and, if passed through, recovery is typically delayed. Because the recognition of the cost/benefit and the price recovery/reduction do not occur in the same period, the impact of a change in commodity cost is not necessarily offset by the change in sales price in the same period. Accordingly, a change in the supply of, or price for, raw materials and components could materially harm our business, financial condition and results of operations.

Disruptions in our or our customers' supply chain may harm our business.

We depend on a limited number of suppliers for certain key components and materials. In order to reduce costs, our industry has been rationalizing and consolidating its supply base. Suppliers may delay deliveries to us due to failures caused by production issues, and they may also deliver non-conforming products. Additionally, disruption in the transportation of goods, such as the recent issues with ports in the U.S. and Brazil, may result in additional costs or delays in delivery of products.

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

The majority of our sales are to automotive and heavy-duty OEMs, OEM dealer networks, automotive parts retail chains and warehouse distributors. We depend on a small number of customers with strong purchasing power. Our five largest customers represented 44% and 47% of our net sales for 2014 and 2013, respectively. In 2014, Hyundai became our largest customer and accounted for approximately 12% and 10% of our net sales for the years ended December 31, 2014 and 2013, respectively. GM, our second largest customer, accounted for 12% and 16% of our net sales for 2014 and 2013, respectively. OE and OES customers accounted for 58% and 60% of our net sales for 2014 and 2013, respectively.

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

Some of our employees, a substantial number of the employees of our largest customers, the employees of our suppliers and the employees of other suppliers to the automotive industry are members of industrial trade unions and are employed under the terms of collective bargaining agreements. To our knowledge, approximately 3,400 of our employees globally are represented by trade unions. Difficult conditions in the light and commercial vehicle industries and actions taken by us, our customers, our suppliers and other suppliers to address negative industry conditions may have the side effect of exacerbating labor relations problems, which could increase the possibility of work stoppages.

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

During the years ended December 31, 2014 and 2013, approximately 35% of our net sales in both years were transacted outside the United States. Fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products and services is made in the local currency.

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

Our industry is characterized by companies that hold large numbers of patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. There are likely issued patents owned by third parties that may relate to technology used in our industry and to which we do not have licenses. From time to time, third parties may assert against us and our customers and distributors their patent and other intellectual property rights to technologies that are important to our business. See Note 20 of notes to financial statements included in Part II, Item 8 of this Form 10-K for additional information.

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

We are involved in various litigation matters, and may, from time to time be involved in or the subject of governmental or regulatory agency inquiries or investigations. See Note 20 of notes to financial statements included in Part II, Item 8 of this Form 10-K for additional information.

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

We have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Goodwill, which represents the excess of reorganization value over the fair value of the net assets of the businesses acquired, was $259.6 million as of December 31, 2014, or 19.7% of our total assets. Other intangible assets, net, were $298.0 million as of December 31, 2014, or 22.6% of our total assets.

Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income. We are subject to financial statement risk if goodwill or other identifiable intangible assets become impaired. See Note 7 of notes to financial statements included in Part II, Item 8 of this Form 10-K for additional information.

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

Our overall effective tax rate is equal to our total tax expense as a percentage of our pre-tax income or loss before tax. However, tax expenses and benefits are determined separately for each of our taxpaying entities or groups of entities that is consolidated for tax purposes in each jurisdiction. Losses in these jurisdictions may provide no current financial statement tax benefit. As a result, changes in the mix of profits and losses between jurisdictions, among other factors, could have a significant impact on our overall effective tax rate. Further, changes in tax legislation, such as changes in tax rates, transfer pricing regimes and treaty disputes, the applicability of value added taxes and the imposition of new taxes, could have an adverse effect on profitability.

We have significant amounts of debt and require significant cash flow to service our debt.

We have a significant amount of indebtedness, will continue to have a significant amount of indebtedness and may issue additional debt in the future. As of December 31, 2014 and 2013, we had $298.3 million and $295.4 million, respectively, of long-term debt outstanding. Our high levels of indebtedness could have important consequences, including but not limited to:

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

A significant portion of our borrowings accrue interest at variable rates and expose us to interest rate risks. A 1% increase in the current variable rate would have an immaterial impact on our interest expense because the rate on our Term B loan, our primary debt facility, would not rise above the LIBOR floor rate of 1.25% set under our Term B loan agreement. In addition, we have interest rate swaps in place with respect to approximately 49% of the principal amount of our Term B loan with an effective date of December 30, 2016.

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

In August 2012, the SEC adopted new regulations related to “conflict minerals,” which may complicate our supply chain. These regulations require annual reporting and disclosures for those companies who use conflict minerals mined from the Democratic Republic of the Congo ("DRC") and adjoining countries in their products. Initial due diligence efforts were required in 2013, and initial disclosure requirements began in May 2014. Complying with these requirements could require us to incur significant expenses, including to ascertain the sources of conflict minerals in our products and to modify our processes and products, if required. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers who can supply DRC conflict free components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our operations. Since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for the conflict minerals used in our products. As such, these requirements could adversely affect the sourcing, supply and pricing of materials in our products
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business and our stock price.

We are subject to section 404 of the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which generally require our management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Our management and our independent registered public accounting firm have provided such reports with this Form 10-K for the fiscal year ended December 31, 2014. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We may identify control deficiencies and be unable to remediate them before we must provide the required report on the effectiveness of our internal control over financial reporting. We have identified material weaknesses and significant deficiencies in our internal controls over financial reporting in the past, prior to becoming a public company, and we may identify additional deficiencies or weaknesses again in the future.

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

The spin-off could result in significant tax liability to FNF and to holders of FNFV Group common stock, and under certain circumstances Remy International, Inc. may have a significant indemnity obligation to FNF, which is not limited in amount or subject to any cap, if the spin-off is treated as a taxable transaction.

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

Even if the spin-off otherwise qualifies for tax-free treatment under Sections 355, 361 and 368(a) of the Code, the spin-off would result in a significant U.S. federal income tax liability to FNF (but not to holders of FNFV Group common stock) under Section 355(e) of the Code if one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of New Remy (including indirectly through acquisitions of Remy International, Inc. common stock) as part of a plan or series of related transactions that includes the spin-off. Current law generally creates a presumption that any acquisitions of the stock of New Remy within two years before or after the spin-off are part of a plan that includes the spin-off, although the parties may be able to rebut that presumption. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. We do not expect that the mergers, by themselves, will cause Section 355(e) to apply to the spin-off. Further, it will be a condition to FNF's obligation to consummate the spin-off that FNF receive an opinion of Deloitte implicitly concluding that the mergers will not cause Section 355(e) to apply to the spin-off. This opinion will be based on certain representations and assumptions, and, as discussed above, will not be binding on the IRS or the courts. Further, notwithstanding such opinion, New Remy or Remy International, Inc. might inadvertently cause or permit a prohibited change in the ownership of New Remy or Remy International, Inc. to occur, thereby triggering a tax liability to FNF. If the spin-off is determined to be taxable to FNF, FNF would recognize gain equal to the excess of the fair market value of the New Remy common stock held by it immediately before the spin-off over FNF's tax basis therein. Open market purchases of Remy International, Inc. common stock by third parties without any negotiation with Remy International, Inc. will generally not cause Section 355(e) of the Code to apply to the spin-off.

If it is subsequently determined, for whatever reason, that the spin-off does not qualify for tax-free treatment, holders of FNFV Group common stock immediately prior to the spin-off, FNF could incur significant tax liabilities. Under the tax matters agreement, Remy International, Inc. will be obligated to indemnify FNF and its subsidiaries for any losses and taxes resulting from the failure of the spin-off to be a tax-free transaction described under Sections 355, 361 and 368(a) of the Code to the extent that such failure results from (i) any action by Remy International, Inc. or its subsidiaries within their respective control, or the failure to take any action; or (ii) any event or series of events as a result of which any person or persons would (directly or indirectly) acquire or have the right to acquire from Remy International, Inc. or New Remy and/or one or more direct or indirect holders of outstanding shares of Remy International, Inc. equity interests or New Remy equity interests that would, when combined with any other changes in the ownership of New Remy or Remy International, Inc., cause the spin-off to be a taxable event to FNF as a result of the application of section 355(e) of the Code.

Remy International, Inc. may decide to forgo certain transactions in order to avoid the risk of incurring significant tax-related liabilities.

In the tax matters agreement, Remy International, Inc. will covenant that following the mergers it will not take any action, or fail to take any action, which action or failure to act is inconsistent with the spin-off qualifying for tax-free treatment under Sections 355, 361 and 368(a) of the Code. Further, the tax matters agreement will require that Remy International, Inc. generally indemnify FNF and its subsidiaries for any taxes or losses incurred by FNF resulting from an act or inaction on the part of Remy International, Inc. and/or its subsidiaries or resulting from Section 355(e) of the Code applying to the spin-off because of certain acquisitions of equity interests in Remy International, Inc. or New Remy. As a result, Remy International, Inc. might determine to forgo certain transactions that might have otherwise been advantageous in order to preserve the tax-free treatment of the spin-off. Open market purchases of Remy International, Inc. common stock by third parties without any negotiation with Remy International, Inc. will generally not cause Section 355(e) of the Code to apply to the spin-off.

In particular, Remy International, Inc. might determine to continue to operate certain of its business operations for the foreseeable future even if a liquidation or sale of such business might have otherwise been advantageous. Moreover, in light of the mergers as well as certain other transactions that might be treated as part of a plan that includes the spin-off for Section 355(e) purposes (as discussed above), Remy International, Inc. might determine to forgo certain transactions, including share repurchases, stock issuances, asset dispositions or other strategic transactions for some period of time following the mergers.

Item 1B.         Unresolved Staff Comments

None.

Item 2.         Properties

Our global headquarters, which is leased, is located in Pendleton, Indiana. As of December 31, 2014, we had a total of 33 facilities in 10 countries. The following table sets forth certain information regarding these facilities.

Location	Number of facilities	Use	Owned/leased
United States
Anderson, IN	1	Engineering/Manufacturing	Leased
Edmond, OK	1	Warehouse/Engineering	Leased (1)
Laredo, TX	1	Warehouse	Leased
Pendleton, IN	1	Engineering/Global Headquarters	Leased
Peru, IN	1	Manufacturing/Warehouse/Engineering	Leased
Taylorsville, MS	1	Warehouse	Leased
Troy, MI	1	Office	Leased
Commerce, CA	1	Warehouse	Leased
Bay Shore, NY	3	Manufacturing/Warehouse/Office	Leased
San Jose, CA	1	Office	Leased
Europe
Heist Op Den Berg, Belgium	1	Warehouse/Office	Leased
Mezokovesd, Hungary (2)	1	Engineering/Manufacturing	Owned
Miskolc, Hungary	2	Engineering/Manufacturing/Warehouse	Owned/Leased
Sutton Coldfield, United Kingdom	1	Warehouse	Leased
Brazil
Brusque	1	Engineering/Manufacturing	Leased
Sao Paulo	1	Office	Leased
Canada
Mississauga	1	Warehouse	Leased
Winnipeg	2	Manufacturing/Warehouse	Owned/Leased
China
Jingzhou City	1	Engineering/Manufacturing	Leased
Shanghai	1	Office	Leased
Wuhan	1	Engineering/Manufacturing	Leased
Mexico
Piedras Negras	1	Manufacturing/Warehouse/Office	Leased
San Luis Potosi	3	Engineering/Manufacturing/ Warehouse/Office	Leased
South Korea
Kyungsangnam	1	Manufacturing/Warehouse	Owned
Dae-Gu	1	Engineering/Office	Leased
Seoul	1	Office	Leased
Tunisia
Jemmal	1	Manufacturing	Leased
Total	33
(1) During 2014, we sold the facility and entered into a lease for a portion of the facility treated as a financing arrangement. See Note 11 to the financial statements included in Part II, Item 8 of this Form 10-K for additional information.
(2) During 2013, we closed the operations in this facility. See Note 14 to the financial statements included in Part II, Item 8 of this Form 10-K for additional information.

Item 3.         Legal Proceedings

The information concerning the legal proceedings involving the Company contained in Note 20 of notes to financial statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

Item 4.        Mine Safety Disclosures

Not applicable.

Part II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for common stock

Prior to December 13, 2012, there was no active public market for Old Remy's common stock, although the common stock was quoted on the Over-The-Counter Pink Sheets (“OTC Pink Sheets”) since December 14, 2007 under the symbol “RMYI.” On December 13, 2012, Old Remy became a listed company on NASDAQ and has traded under the ticker symbol "REMY" through market close on December 31, 2014. Effective upon the closing of the Transaction, New Holdco changed its name to "Remy International, Inc."its shares of common stock became listed on NASDAQ under the trading symbol "REMY" which was the same trading symbol as used by Old Remy. New Holdco's shares began trading at the market opening on January 2, 2015.

The table set forth below provides the high and low prices quoted for Old Remy's common stock as reported on NASDAQ and the amount of cash dividends declared per share for each quarter during 2014 and 2013.

	High	Low	Cash Dividends Declared
Year Ended December 31, 2014
First quarter	$24.49	$18.05	$0.10
Second quarter	27.30	22.26	0.10
Third quarter	24.42	19.94	0.10
Fourth quarter	21.37	16.31	0.10

Year Ended December 31, 2013
First quarter	$19.37	$15.60	$0.10
Second quarter	19.08	15.95	0.10
Third quarter	21.50	18.11	0.10
Fourth quarter	23.81	20.10	0.10

Market price information for New Remy and New Holdco has not been provided because they were newly formed corporations, the shares of which were not publicly traded during the periods indicated in the above table.

Performance Graph

Set forth below is a graph comparing cumulative total stockholder return on Old Remy common stock against the cumulative total return on the S & P 500 Index and against the cumulative total return on the S & P Supercomposite Auto Components Industry Index based on currently available data. The graph assumes an initial investment of $100 on December 13, 2012, the date of Old Remy's initial NASDAQ listing, and reflects the cumulative total return on that investment, including reinvestment of all dividends where applicable, through December 31, 2014.

	12/13/2012	12/31/2012	12/31/2013	12/31/2014
Remy International, Inc.	$100	$97	$144	$132
S & P 500 Index	100	101	133	151
S & P Supercomposite Auto Components Index	100	108	179	188

Holders of Our Common Stock

On February 17, 2015, the last reported sale price of our common stock on the NASDAQ Stock Market was $22.70 per share and we had approximately 34,000 stockholders of record.

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

On February 6, 2015, our Board of Directors declared a quarterly cash dividend of ten cents ($0.10) per share. The dividend will be payable in cash on February 27, 2015 to stockholders of record as of the close of business on February 17, 2015.

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

Registration of Omnibus Incentive Plan Shares

On February 14, 2013, we filed a Registration Statement on Form S-8 to register 5,500,000 shares which may be issued pursuant to the Remy International, Inc. Omnibus Incentive Plan. The Omnibus Incentive Plan became effective on October 27, 2010 and was amended on March 24, 2011, and permits the granting of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other cash or share based awards. See Note 17 of notes to financial statements included in Part II, Item 8 of this Form 10-K. On December 31, 2014, in connection with the closing of the Transaction, we filed a Post-Effective Amendment No. 1 to the Form S-8 whereby New Holdco became the successor to Old Remy and assumed all of Old Remy's obligations under the Omnibus Incentive Plan.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

We generally withhold shares of our common stock to satisfy employee payroll tax withholding obligations in connection with restricted stock distributions. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item. There were no purchases of our common stock during the fourth quarter ended December 31, 2014. In addition, as of December 31, 2014, we have not announced a general plan or program to purchase shares of our common stock.

Share Repurchase Program

On February 18, 2015, the Board of Directors approved a share repurchase program under which we may repurchase up to $100,000,000 of our outstanding common stock shares.  Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 28, 2018.

Item 6.         Selected Financial Data

The following tables consist of the results of operations and financial position of Remy International, Inc. ("Old Remy"), for all periods prior to August 14, 2012, which is the date that FNF obtained control of Old Remy. Financial information presented prior to August 14, 2012 is defined as being of the "Predecessor." The results of operations and financial position of Old Remy on FNF's basis of accounting combined with the results of operations and financial position of Imaging, are presented for periods subsequent to August 14, 2012. Financial information presented subsequent to August 14, 2012 is defined as being of the "Successor." Collectively, these entities constitute the predecessor to New Remy and New Holdco. We have not presented historical information for New Remy or New Holdco because these entities have not had any corporate activity since their formation other than the issuance of shares of common stock in connection with their initial capitalization. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Form 10-K. The information as of December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012 and the period January 1, 2012 to August 14, 2012 has been derived from our financial statements included under Part II, Item 8 of this Form 10-K. The information as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 has been derived from New Holdco's Registration Statement on Form S-4 declared effective by the SEC on December 1, 2014 and Old Remy’s audited consolidated financial statements.

The following information is divided into information for the Successor and Predecessor periods. As used in the table below:

•
The "Successor" represents the consolidated financial position as of December 31, 2014, 2013 and 2012, and the consolidated results of operations for the years ended December 31, 2014 and 2013, and the period August 15, 2012 to December 31, 2012, of Old Remy and Imaging. These periods reflect the application of purchase accounting to the assets and liabilities of Old Remy as of August 14, 2012, as described further in Note 2 to the financial statements, relating to FNF’s acquisition of a controlling interest in Old Remy.

•
The "Predecessor" represents the consolidated financial position and results of operations of Old Remy as previously reported for all periods prior to August 14, 2012. This presentation is on Old Remy’s historical basis of accounting without the application of purchase accounting related to FNF’s acquisition of a controlling interest in Old Remy.

The historical results presented below are not necessarily indicative of financial results for future periods.

	Successor			Predecessor
	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,	Years ended December 31,
(in thousands, except per share data)	2014	2013	2012	2012	2011	2010
Consolidated Statements of Operations Data:

Net sales	$1,182,328	$1,140,183	$416,317	$723,278	$1,194,953	$1,103,799
Cost of goods sold	1,020,095	954,402	348,176	574,639	925,052	866,761
Gross profit	162,233	185,781	68,141	148,639	269,901	237,038
Selling, general and administrative expenses	132,693	135,237	45,655	84,284	139,685	127,405
Intangible asset impairment charges	—	—	—	—	5,600	—
Restructuring and other charges	3,383	4,066	1,699	6,013	3,572	3,963
Operating income	26,157	46,478	20,787	58,342	121,044	105,670
Interest expense-net	20,029	18,978	9,529	17,473	30,900	46,739
Loss on extinguishment of debt and refinancing fees	—	2,737	—	—	—	19,403
Income before income taxes	6,128	24,763	11,258	40,869	90,144	39,528
Income tax expense (benefit)	55	8,959	2,854	(72,982)	14,813	18,337
Net income	6,073	15,804	8,404	113,851	75,331	21,191
Less: Net income attributable to noncontrolling interest	—	659	1,112	1,662	3,445	4,273
Net income attributable to Remy International, Inc.	6,073	15,145	7,292	112,189	71,886	16,918
Preferred stock dividends	—	—	—	—	(2,114)	(30,571)
Loss on extinguishment of preferred stock	—	—	—	—	(7,572)	—
Net income (loss) attributable to common stockholders	$6,073	$15,145	$7,292	$112,189	$62,200	$(13,653)
Basic earnings (loss) per share:
Earnings (loss) per share	$0.19	$0.48	$0.24	$3.67	$2.14	$(1.33)
Weighted average shares outstanding (a)	31,754	31,480	30,949	30,589	29,096	10,278
Diluted earnings (loss) per share:
Earnings (loss) per share	$0.19	$0.48	$0.23	$3.63	$2.10	$(1.33)
Weighted average shares outstanding (a)	31,870	31,661	31,414	30,939	29,674	10,278
Dividends declared per common share	$0.40	$0.40	$0.10	$0.20	$—	$—

(a)
Weighted average shares outstanding is calculated based on the Old Remy weighted average basic and diluted shares outstanding and assuming the additional 272,851 shares issued in respect of the contribution of Imaging were outstanding for the entire period under common control, or August 2012 through December 31, 2014.

	Successor			Predecessor
	As of December 31,			As of December 31,
(in thousands)	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:

Cash and cash equivalents	$84,885	$114,884	$111,733	$91,684	$37,514
Working capital	212,712	252,658	231,783	139,567	81,762
Total assets	1,319,096	1,317,846	1,321,994	1,029,519	969,156
Long-term debt, net of current maturities	298,295	295,401	286,912	286,680	317,769
Accrued pension benefits, net of current portion	34,267	19,103	31,762	31,060	21,002
Total equity	586,247	615,588	617,858	317,344	77,473

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

Basis of presentation and factors affecting comparability

The following summarizes the basis of presentation used in the annual audited financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K and discussed in this section for all periods presented:

Successor--Represents the consolidated financial position as of December 31, 2014, 2013 and 2012, and the consolidated results of operations and cash flows for the years ended December 31, 2014 and 2013 and the period August 15, 2012 to December 31, 2012, of Remy International, Inc. ("Old Remy") and Fidelity National Technology Imaging LLC ("Imaging"). These periods reflect the application of purchase accounting to the assets and liabilities of Old Remy as of August 14, 2012, as described further below and in Note 2 to the annual audited financial statements, relating to Fidelity National Financial, Inc.'s ("FNF") acquisition of a controlling interest in Old Remy and FNF's existing controlling interest in Imaging as of the same date.

Predecessor--Represents the consolidated financial position and results of operations of Old Remy as previously reported for all periods as of and prior to August 14, 2012. This presentation is on the historical basis of accounting without the application of purchase accounting related to FNF’s acquisition of a controlling interest in Old Remy.

As a result of the foregoing differences between the Predecessor and Successor periods, the information in the annual audited financial statements for the Predecessor and Successor periods and discussed below for the years ended December 31, 2014, 2013 and 2012 may not be strictly comparable.

Combined 2012 Year Information

In the discussions below of results of operations and cash flows, we present consolidated information for the year ended December 31, 2012. This information was prepared by adding amounts for the Predecessor and Successor 2012 periods as presented in the annual audited financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K. This combined presentation is not in accordance with U.S. generally acceptable accounting principles ("U.S. GAAP"). Due to the reasons discussed above, the combined 2012 amounts may not be strictly comparable with the 2013 amounts. However, we believe that this approach provides a reasonable basis of comparison for purposes of the full-year 2012 operating results. Where material, we have attempted to explain the impact of the purchase accounting adjustments on the period to period comparisons.

Executive Overview

Except as otherwise specifically identified as a description of Imaging, the descriptions in this Executive Overview section below are of the business of Old Remy.

Our Business

We are a global market leader in the design, manufacture, remanufacture, marketing and distribution of non-discretionary, rotating electrical components for light and commercial vehicles for original equipment manufacturers, or OEMs, and the aftermarket. We sell our products worldwide primarily under the well-recognized “Delco Remy”, “Remy”, "World Wide Automotive", and "USA Industries" brand names, as well as our customers' well-recognized private label brand names.

Our principal products for both light and commercial vehicles include:

•	new starters and alternators;

•	remanufactured starters and alternators;

•	hybrid electric motors; and

•	multi-line products including steering gear, CV axles, and brake calipers.

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

Imaging provides document preparation, scanning, indexing and redaction services to government agencies and companies in financial services, health care, retirement systems, education and court systems. Employing proprietary production control technology, Imaging’s goal is to deliver superior efficiency, capacity and quality management standards that enable it to manage large-scale document conversion projects. Imaging collaborates with leading content management systems providers to promote the benefits of document automation, develop new client relationships and provide clients an end-to-end document automation solution. Over the course of its history, Imaging has demonstrated competency in preparing and converting physical records for all leading commercial content management systems.

Acquisition of Maval Manufacturing, Inc.

On February 19, 2015, we announced that we had entered into a definitive agreement to acquire substantially all assets of Maval Manufacturing, Inc. ("Maval"), a Twinsburg, Ohio manufacturer, remanufacturer, and distributor of steering systems, components, and specialty products to the automotive service, original equipment power sports, and off-road specialty vehicle markets. The transaction closed effective March 1, 2015.

Financial Results

During 2014, we generated net sales of $1,182.3 million for 2014, a increase of 4% compared to $1,140.2 million for 2013. Adjusted EBITDA was $139.4 million for 2014, a decline of 3% compared to $144.1 million for 2013. Net earnings attributable to common stockholders were $6.1 million for full year 2014 compared to $15.1 million for full year 2013. Our 2014 results included $18.8 million in other costs related to a previously announced litigation settlement, $3.6 million in legal and professional fees related to the Spin-off and Merger Transactions explained below, and $3.4 million in restructuring and other charges. Our results in 2013 included $7.0 million in executive separation cost, $2.7 million in loss on extinguishment of debt and refinancing fees and $4.1 million in restructuring and other charges. Both periods included amortization adjustments related to our reported results being on a different basis of accounting due to the Spin-off and Merger Transactions as explained below.

Other highlights during 2014 included:

•	Acquired USA Industries, growing our rotating electric business and expanding our multi-line offerings in remanufactured CV axles and brake calipers

•	Successfully completed the previously announced merger and spin-off transaction

•	Launched new products across the globe and secured new aftermarket and original equipment business with key customers

•	Introduced over 200 new aftermarket part numbers to improve the scope and availability of our portfolio

•	Increased our North America on-highway truck market share more than 3% over the previous year

•	Received quality and supplier awards from three major customers

•	Paid dividends of $0.40 per share to common stockholders.

Spin-off and Merger Transactions

On September 7, 2014, Old Remy (together with its subsidiaries, "we", "our", "us", "Remy", or the "Company") entered into agreements for a transaction (the "Transaction") with FNF. The Transaction in effect resulted in the indirect distribution of the shares of common stock of Old Remy that were held by FNF to the holders of its Fidelity National Financial Ventures ("FNFV") Group common stock, a tracking stock.

In the Transaction, FNFV contributed all of the 16,342,508 shares of Old Remy common stock that FNFV owned and a small subsidiary, Fidelity National Technology Imaging, LLC ("Imaging") into a newly-formed subsidiary ("New Remy"). New Remy was then distributed to FNFV shareholders. Immediately following the distribution of New Remy to FNFV shareholders, New Remy and Remy each engaged in stock-for-stock mergers with subsidiaries of a new publicly-traded holding company, New Remy Holdco Corp. ("New Holdco"). New Holdco was incorporated in the State of Delaware in August 2014. In the mergers, FNFV shareholders received a total of 16,615,359 shares of New Holdco common stock, or approximately 0.17879 shares for each share of FNFV tracking stock that they owned. The remaining stockholders of Old Remy (other than New Remy) received a total of 15,585,727 shares, or one share of New Holdco for each share of Old Remy they owned. Old Remy had 32.0 million shares of common stock outstanding and immediately before the conclusion of the Transaction, and New Holdco had 32.2 million shares of common stock outstanding. The Transaction should qualify as a tax-free reorganization to the stockholders under U.S. federal income tax purposes.

This structure in effect resulted in New Holdco becoming the new public parent of Old Remy. Effective upon the closing of the Transaction, New Holdco changed its name to "Remy International, Inc." and its shares were listed, and on January 2, 2015 began trading, on NASDAQ under the trading symbol "REMY", which was the same trading symbol used by Old Remy. Under the organizational documents of New Holdco, the rights of the holders of New Holdco common stock are the same as the rights of holders of Old Remy common stock.

Accounting Treatment of the Transactions

FNF originally acquired approximately 47% of our common stock upon our emergence from bankruptcy in 2007. In the third quarter of 2012, FNF acquired additional shares of our common stock, bringing its total ownership to approximately 51.1%, and began to consolidate our Company in its financial statements. At the time FNF began to consolidate our Company, FNF applied purchase accounting to record the then-fair value of the assets and liabilities of Remy International, Inc., and recorded the amount that our fair value exceeded the fair value of the identified assets and liabilities at that date as goodwill. As FNF owned less than 80% of our common stock, however, we did not apply push-down accounting in accordance with U.S. GAAP for business combinations. Therefore, FNF reported different income statement and balance sheet amounts for Remy than Old Remy did in its stand-alone financial statements for periods after August 14, 2012. Among other things, FNF’s reported earnings from continuing operations for Old Remy for such periods are lower than Remy reported amounts, primarily because of increased amortization expense for intangibles recorded at fair value in FNF’s purchase accounting.

Under U.S. GAAP accounting rules on the treatment of transactions occurring within controlled groups, FNF’s basis of accounting for Old Remy is the basis on which Remy International, Inc. has presented its operations in its financial statements following the transactions. This basis of accounting is reflected in the audited annual financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K. The consolidated financial statements are the historical financial statements of the predecessor of Remy International, Inc. for periods prior to the mergers. It should be noted, however, that this change in the basis of accounting does not change the amount of cash generated by our operations, and the U.S. GAAP cash flow from operations reported by Remy International, Inc. following the mergers is the same as we would have reported.

For the year ended December 31, 2014, amortization adjustments related to purchase accounting of $6,521,000 and $36,876,000 increased net sales and cost of goods sold, respectively. In addition, we recognized additional depreciation of $3,616,000 related to the fair value adjustments to property plant and equipment and other purchase accounting related adjustments which were included in cost of goods sold in the accompanying consolidated statement of operations during this period.

For the year ended December 31, 2013, amortization adjustments related to purchase accounting of $10,327,000 and $45,320,000 increased net sales and cost of goods sold, respectively. In addition, we recognized additional depreciation of $7,328,000 related to the fair value adjustments to property plant and equipment and other purchase accounting related adjustments which were included in cost of goods sold in the accompanying consolidated statement of operations during this period.

For the period August 15, 2012 to December 31, 2012, amortization adjustments related to purchase accounting of $5,066,000 and $16,345,000 increased net sales and cost of goods sold, respectively. In addition, we recognized finished goods inventory step-up charges of $8,516,000, additional depreciation of $2,259,000 related to the fair value adjustments to property plant and equipment, and other purchase accounting related adjustments which were included in cost of goods sold in the accompanying consolidated statement of operations during this period.

Acquisition of United Starters and Alternators Industries, Inc.

On January 13, 2014, we announced that we acquired substantially all of the assets of United Starters and Alternators Industries, Inc. ("USA Industries") pursuant to the terms and conditions of the Asset Purchase Agreement, effective as of January 13, 2014. USA Industries is a leading North American distributor of premium quality remanufactured and new alternators, starters, constant velocity (CV) axles and disc brake calipers for the light-duty aftermarket. Total consideration paid was $40.1 million in cash. In connection with the closing of the transaction, the assets were placed in Remy USA Industries, L.L.C., a wholly-owned subsidiary of the Company.

Recent Trends and Conditions

General economic conditions

During 2014, light vehicle production increased 3% globally, with China increasing 8%, North America 5%, Europe 3% and South American production decreasing 16%. Global Medium and Heavy duty vehicle production was flat year over year, with North America increasing production 17%, offsetting decreases in Europe of 5%, China 2%, and South America of 21% in 2014. The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles.

Weather can affect aftermarket sales of starters and alternators.  Extreme cold can damage starters and extreme heat can increase alternator failures.  In both cases, this extreme weather can stimulate sales of aftermarket starters and alternators.  In early 2014, the Midwest and Northeast United States experienced colder weather, which we believe had a positive affect on our results of operations in the first half of 2014, but a cooler summer resulted in a softer second half.

Pricing pressures from customers

Pressure from our customers to reduce prices is characteristic of the automotive supply industry. Due to the competitive nature of the business, revised terms with customers may impact our ongoing profitability. We anticipate the impact of our pricing to be in the range of 1% to 3% consistent with prior years. We have taken and expect to continue to take steps to improve operating efficiencies and minimize or resist price reductions. We intend to maintain a disciplined approach to customer program pricing and may choose to exit programs with certain customers to protect our margins and cash flow. As a result, we may choose to no longer continue programs with certain customers due to unacceptable competitive pricing or terms. To this end, we have chosen not to meet the demands of a major aftermarket customer due to the negative pricing and working capital impact. While these decisions impact net sales and operating income in the short term, we believe this operating discipline will help to maximize the long-term profitability of the Company. Sales to this customer were $87.7 million and $80.0 million for the years ended December 31, 2014 and 2013, respectively. Upon expiration of the contract in January 2015, we invoiced the customer $41.5 million for the sale of cores that were reflected in Core Right of Return in Other noncurrent assets as of December 31, 2014, partially offsetting the expected reduction in sales in 2015. Despite this likely reduction, this action will have a positive impact on our net income and cash position in 2015.

Material and commodity price fluctuations

Overall commodity price fluctuation is an ongoing concern for our business and has been an operational and financial focus. We have pass-through pricing agreements with a number of our customers that reduce our exposure to metals price volatility. Where metals price volatility is not covered by customer agreements, we utilize hedging instruments where appropriate, taking into consideration their cost and their effectiveness. Average copper prices were lower during the year ended December 31, 2014 compared to the same period in 2013.

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

Foreign currencies

Approximately 35% of our net sales were transacted outside the United States during 2014. The functional currency of our foreign operations is generally the local currency, while our financial statements are presented in U.S. dollars. Foreign exchange has an unfavorable impact on net sales when the U.S. dollar is relatively strong as compared with foreign currencies and a favorable impact on net sales when the U.S. dollar is relatively weak as compared with foreign currencies. While we employ financial instruments to hedge certain exposures related to transactions from fluctuations in foreign currency exchange rates, these hedging actions do not entirely insulate us from currency effects and such programs may not always be available to us at economically reasonable costs. During 2014, we experienced a negative impact from foreign currency effects on our reported earnings in U.S. dollars compared to 2013, primarily resulting from the results denominated in other currencies, mainly the Mexican Peso and the Brazilian Real.

Capital investments and operation efficiency efforts

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

Although we believe that we have established a firm foundation for profitability, we continue to evaluate our global manufacturing and supply chain to further streamline our operations. We have completed the transfer of production from our Mezokovesd, Hungary plant to our other facilities in Hungary, Mexico and Korea and substantially completed the closure of our Mezokovesd, Hungary plant. In addition, during 2014, we consolidated our Mexico operations and announced the planned closure of our operations in New York, obtained from the USA Industries acquisition, to better manage our cost structure.

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

Light duty vehicle production increased globally in 2014 by 3% over 2013. Global medium and heavy duty commercial vehicle production for the year ended December 31, 2014, was flat with the previous year. Overall, our OE sales were up modestly in 2014 from 2013, driven by a 13% increase in heavy duty OE sales to several major customers. Lower sales to General Motors, due to reduction of GM platforms with Remy content as a result of our 2007 restructuring, drove our light duty OE sales down 5% year over year despite significant increases with two major customers.

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

As a number of our hybrid customers have delayed launches of their products or canceled their programs, we are now moderating our investments in hybrid until the market develops. On July 10, 2013, we formally notified the DOE that we have elected not to pursue the second phase of the grant. See Note 2 of notes to financial statements included in Part II, Item 8 of this Form 10-K for a description of the DOE grant funding.

Aftermarket

Aftermarket sales of starters and alternators for light vehicles do not follow the same cycles as OEM sales. Differing business cycles in the aftermarket and original equipment channels help us to mitigate the variability in our revenues. Aftermarket sales are principally affected by the strength of the economy and gas prices. In a weaker economy, drivers tend to keep their vehicles and repair them rather than buying new vehicles. Lower gas prices have historically tended to result in more miles driven, which increases the frequency with which auto repairs are needed. However, a weak economy may reduce miles driven. Miles driven in the U.S. had been relatively flat in 2012 and 2013, and increased modestly in 2014. Finally, improved durability of OE and aftermarket parts reduces the replacement rate of aftermarket products.

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

Non-U.S. GAAP measurements - Adjusted EBITDA

Adjusted EBITDA is not a measure of performance defined in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). We use adjusted EBITDA as a supplement to our U.S. GAAP results in evaluating our business. Other companies in our industry define adjusted EBITDA differently from us and, as a result, our measure is not comparable to similarly titled measures used by other companies in our industry.

We define adjusted EBITDA as net income (loss) attributable to common stockholders before interest expense–net, income tax expense, depreciation and amortization, stock-based compensation expense, net income attributable to noncontrolling interest, restructuring, other charges and other impairment charges, loss on extinguishment of debt and refinancing fees, executive officer separation cost, certain purchase accounting finished goods inventory step-up costs, litigation settlements and related legal fees, Transaction related fees, and other adjustments as set forth in the reconciliations provided below. During the third quarter of 2014, we updated our definition to include litigation settlements and related legal fees, as well as Transaction related fees. All periods presented conform to this definition.

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

The following table sets forth a reconciliation of adjusted EBITDA to its most directly comparable U.S. GAAP measure, net income (loss) attributable to common stockholders:

	Successor			Predecessor
	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,
(In thousands)	2014	2013	2012	2012

Net income attributable to common stockholders	$6,073	$15,145	$7,292	$112,189
Adjustments:
Interest expense–net	20,029	18,978	9,529	17,473
Income tax expense (benefit)	55	8,959	2,854	(72,982)
Depreciation and amortization	74,571	76,454	28,372	23,356
Stock-based compensation expense	4,265	6,561	2,799	4,462
Net income attributable to noncontrolling interest	—	659	1,112	1,662
Restructuring and other charges	3,383	4,066	1,699	6,013
Loss on extinguishment of debt and refinancing fees	—	2,737	—	—
Litigation settlements and related legal fees	23,872	2,475	2,044	3,630
Transaction related fees	3,567	—	—	—
Executive officer separation	—	7,000	—	—
Purchase accounting finished goods inventory step-up (1)	3,474	—	8,516	—
Other	150	1,096	305	(145)
Total adjustments	133,366	128,985	57,230	(16,531)
Adjusted EBITDA	$139,439	$144,130	$64,522	$95,658

(1)	In purchase accounting, inventory is recorded at fair value. The amount added back to calculate Adjusted EBITDA is the incremental value in excess of cost of the inventory as it is sold.

 Results of operations

Year ended December 31, 2014 compared to year ended December 31, 2013

The following table presents our consolidated results of operations for the years ended December 31, 2014 and 2013.

	Successor
	Years ended December 31,		Increase/	% Increase/
(In thousands)	2014	2013	(Decrease)	(Decrease)

Net sales	$1,182,328	$1,140,183	$42,145	3.7%
Cost of goods sold	1,020,095	954,402	65,693	6.9%
Gross profit	162,233	185,781	(23,548)	(12.7)%
Selling, general, and administrative expenses	132,693	135,237	(2,544)	(1.9)%
Restructuring and other charges	3,383	4,066	(683)	(16.8)%
Operating income	26,157	46,478	(20,321)	(43.7)%
Interest expense–net	20,029	18,978	1,051	5.5%
Loss on extinguishment of debt and refinancing fees	—	2,737	(2,737)	(100.0)%
Income before income taxes	6,128	24,763	(18,635)	(75.3)%
Income tax expense	55	8,959	(8,904)	(99.4)%
Net income	6,073	15,804	(9,731)	(61.6)%
Less net income attributable to noncontrolling interest	—	659	(659)	(100.0)%
Net income attributable to common stockholders	$6,073	$15,145	$(9,072)	(59.9)%

Net sales

Net sales increased by $42.1 million, or 3.7%, to $1.2 billion for the year ended December 31, 2014, from $1.1 billion for the year ended December 31, 2013. The increase in net sales was driven by our USA Industries acquisition, strong demand for our heavy duty OE and aftermarket products, growth in our multi-line sales, as well as favorable foreign currency impact of $4.6 million, despite unfavorable pricing impacts.

Net sales of new starters and alternators to OEMs in the year ended December 31, 2014 decreased in light vehicle products which was offset by an increase in commercial vehicle products. Net sales of light vehicle starters and alternators to OEMs were $359.8 million during the year ended December 31, 2014, a $23.3 million, or 6.1%, decrease from $383.1 million in the same period in 2013. These reductions were mainly driven by the end of certain North American programs, partially offset by new programs and growth in China. Net sales of commercial vehicle starters and alternators to OEMs were $304.5 million in the year ended December 31, 2014, a $31.4 million, or 11.5%, increase from $273.1 million in the same period in 2013 driven primarily by an increase in OES sales. We also sold $14.1 million of hybrid electric motors to OEMs in the year ended December 31, 2014, as compared to $16.8 million in the same period in 2013. The decrease of $2.7 million was due mainly to a number of our customers delaying product launches or canceling their programs.

Net sales of light vehicle products to aftermarket customers were $380.0 million in the year ended December 31, 2014, a $35.4 million, or 10.3% increase from $344.6 million in the same period in 2013. The increase was primarily a result of higher volume from our North American retail customers and European customers. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $65.5 million in 2014, a decrease of $3.0 million, or 4.4% from $68.5 million in 2013.

Net sales of remanufactured locomotive power trains and multi-line products, which consist of a small volume of remanufactured steering gear and brake calipers we sell in Europe to aftermarket customers, were $47.8 million during the year ended December 31, 2014, an increase of $6.2 million or 14.9% from the same period in 2013.

Imaging's revenues were $10.6 million during the year ended December 31, 2014, a decrease of $1.9 million from$12.5 million during the same period in 2013.

Cost of goods sold

Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold during the year ended December 31, 2014 was $1.0 billion, which represents an increase of $65.7 million or 6.9% from cost of goods sold of $954.4 million for the same period in 2013. The increase was mainly due to higher sales volumes and $18.8 million in other costs related to our previously announced litigation settlement. In addition, we also recorded $3.5 million related to the step-up of finished goods inventory and $1.2 million in amortization expense associated with the USA Industries acquisition. As a result, cost of goods sold as a percentage of net sales increased during the year ended December 31, 2014 to 86.3% from 83.7% for the year ended December 31, 2013.

Gross profit

As a result of the above, gross profit as a percentage of net sales decreased to 13.7% for the year ended December 31, 2014 from 16.3% for the year ended December 31, 2013.

Selling, general and administrative expenses

For the year ended December 31, 2014, selling, general and administrative expenses, or SG&A, were $132.7 million, which represents a decrease of $2.5 million, or 1.9%, from SG&A of $135.2 million for the year ended December 31, 2013. The decrease is primarily related to a one-time charge in 2013 representing a $7.0 million lump sum cash payment made to our former President and Chief Executive Officer pursuant to the terms of a Transition, Noncompetition and Release Agreement effective February 28, 2013. SG&A also includes $3.6 million in legal and professional fees related to the Spin-off and Merger Transactions for the year ended December 31, 2014.

Restructuring and other charges

Restructuring and other charges, including fixed asset impairments, decreased by $0.7 million, or 16.8%, to $3.4 million for the year ended December 31, 2014 compared to $4.1 million for the year ended December 31, 2013. The restructuring charges for the year ended December 31, 2014 related to the announced closure of our New York facilities in connection with the integration of USA Industries and consolidation of our North American operations, as well as ongoing costs associated with the closure of our Mezokovesd, Hungary plant. Fixed asset impairment charges of $0.9 million primarily related to specific equipment in our North American operations. The restructuring charges for the year ended December 31, 2013 primarily related to the ongoing activities of the closure of our Mezokovesd, Hungary facility which commenced in the third quarter 2012 and other operational restructuring efforts, including reductions in force in our Chinese and North American facilities, and lease termination costs.

Interest expense–net

Interest expense-net increased by $1.1 million, or 5.5%, to $20.0 million for the year ended December 31, 2014, as compared to $19.0 million for the year ended December 31, 2013. The increase is primarily due to unfavorable losses in the fair value of our non-designated interest rate swap hedge in 2014 resulting in higher interest expense.

Loss on extinguishment of debt and refinancing fees

During the year ended December 31, 2013, we recorded a loss on extinguishment of debt and refinancing fees of $2.7 million, as a result of the refinancing of our Term B Loan syndication during the first quarter of 2013.

Income tax expense

Income tax expense decreased by $8.9 million, to $0.1 million, for the year ended December 31, 2014 from income tax expense of $9.0 million for the same period in 2013. The decrease is primarily driven by the decrease in our valuation allowance for certain non-U.S. locations and the lower income before income taxes compared to the same period in 2013.

Net income attributable to common stockholders

Our net income attributable to common stockholders for the year ended December 31, 2014 was $6.1 million as compared to $15.1 million for the year ended December 31, 2013, for the reasons described above.

Consolidated Statements of Operations for the Year Ended December 31, 2012

The following table presents consolidated information for the year ended December 31, 2012, and has been prepared by combining the information for the Predecessor period January 1, 2012 through August 14, 2012, and the Successor period August 15, 2012 through December 31, 2012. These periods are combined for informational purposes only to facilitate the explanation of the fluctuations in results between the years ended December 31, 2013 and 2012.

	Predecessor	Successor	Total
	Period January 1 to August 14,	Period August 15 to December 31,	Year Ended December 31,
(In thousands)	2012	2012	2012

Net sales	$723,278	$416,317	$1,139,595
Cost of goods sold	574,639	348,176	922,815
Gross profit	148,639	68,141	216,780
Selling, general, and administrative expenses	84,284	45,655	129,939
Restructuring and other charges	6,013	1,699	7,712
Operating income	58,342	20,787	79,129
Interest expense–net	17,473	9,529	27,002
Income before income taxes	40,869	11,258	52,127
Income tax expense (benefit)	(72,982)	2,854	(70,128)
Net income	113,851	8,404	122,255
Less net income attributable to noncontrolling interest	1,662	1,112	2,774
Net income attributable to common stockholders	$112,189	$7,292	$119,481

Year ended December 31, 2013 compared to year ended December 31, 2012

The following table presents our consolidated results of operations for the year ended December 31, 2013 compared to the consolidated results for the year ended December 31, 2012.

	Successor
	Year ended December 31,	Year ended December 31,	Increase/	% Increase/
(In thousands)	2013	2012	(Decrease)	(Decrease)

Net sales	$1,140,183	$1,139,595	$588	0.1%
Cost of goods sold	954,402	922,815	31,587	3.4%
Gross profit	185,781	216,780	(30,999)	(14.3)%
Selling, general, and administrative expenses	135,237	129,939	5,298	4.1%
Restructuring and other charges	4,066	7,712	(3,646)	(47.3)%
Operating income	46,478	79,129	(32,651)	(41.3)%
Interest expense–net	18,978	27,002	(8,024)	(29.7)%
Loss on extinguishment of debt and refinancing fees	2,737	—	2,737	*
Income before income taxes	24,763	52,127	(27,364)	(52.5)%
Income tax expense (benefit)	8,959	(70,128)	79,087	(112.8)%
Net income	15,804	122,255	(106,451)	(87.1)%
Less net income attributable to noncontrolling interest	659	2,774	(2,115)	(76.2)%
Net income attributable to common stockholders	$15,145	$119,481	$(104,336)	(87.3)%
* Not meaningful

Net sales

Net sales increased by $0.6 million, or 0.1%, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Old Remy experienced a decline in net sales, driven by negative pricing impact of $14.3 million as well as decreasing volume and mix of $5.2 million, partially offset by favorable foreign currency translation of $4.6 million. In addition, Imaging revenue positively impacted the year over year net sales by $10.4 million as a full year of Imaging results is included in the year ended December 31, 2013.

Net sales of new starters and alternators to OEMs in the year ended December 31, 2013 decreased in light vehicle products which was offset by an increase in commercial vehicle products. Net sales of light vehicle starters and alternators to OEMs were $383.1 million during the year ended December 31, 2013, a $13.5 million, or 3.4%, decrease from $396.6 million in 2012. These reductions were mainly driven by the end of certain North American programs, partially offset by new programs and growth in China. Net sales of commercial vehicle starters and alternators to OEMs were $273.1 million in the year ended December 31, 2013, a $5.9 million, or 2.2%, increase from $267.2 million in 2012 driven primarily by an increase in OES sales. We also sold $16.8 million of hybrid electric motors to OEMs in the year ended December 31, 2013, as compared to $35.7 million in 2012. The decrease of $18.9 million was due mainly to a number of our customers delaying product launches or canceling their programs.

Net sales of light vehicle products to aftermarket customers were $344.6 million in the year ended December 31, 2013, a $16.6 million, or 5.2% increase from $318.9 million in 2012. The increase was primarily a result of higher volume from our North American retail customers and European customers. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $68.5 million in 2013, a decrease of $5.1 million, or 6.9% from $73.6 million in 2012.

Net sales of remanufactured locomotive power trains and multi-line products, which consist of a small volume of remanufactured steering gear and brake calipers we sell in Europe, to aftermarket customers, were $41.6 million during the year ended December 31, 2013, which was flat compared to 2012.

Cost of goods sold

The majority of the $31.6 million increase in cost of goods sold is due to a $28.3 million increase from purchase accounting, mostly related to intangible amortization. In addition, Imaging cost of goods sold increased by $6.5 million as a full year of Imaging results is included in the results for the year ended December 31, 2013.

Gross profit

As a result of the above, gross profit as a percentage of net sales decreased to 16.3% for the year ended December 31, 2013 from 19.0% for the year ended December 31, 2012.

Selling, general and administrative expenses

For the year ended December 31, 2013, selling, general and administrative expenses, or SG&A, were $135.2 million, which represents an increase of $5.3 million, or 4.1%, from SG&A of $129.9 million for the year ended December 31, 2012. The increase is primarily related to a one-time charge representing a $7.0 million lump sum cash payment made to our former President and Chief Executive Officer pursuant to the terms of a Transition, Noncompetition and Release Agreement effective February 28, 2013, partially offset by continued cost savings initiatives versus the same period in 2012.

Restructuring and other charges

Restructuring and other charges, including fixed asset impairments, decreased by $3.6 million, or 47.3%, to $4.1 million for the year ended December 31, 2013 compared to $7.7 million for the year ended December 31, 2012. The restructuring charges for the year ended December 31, 2013 related to the ongoing activities of the closure of our Mezokovesd, Hungary facility which commenced in the third quarter 2012 and other operational restructuring efforts, including reductions in force in our Chinese and North American facilities, and lease termination costs. The restructuring charges for the year ended December 31, 2012 primarily related to the closure of our Matehuala, Mexico facility in the second quarter of 2012 and the closure of our Mezokovesd, Hungary facility as mentioned previously. In addition, during the second quarter of 2012, we also engaged a consulting firm to assist in the analysis of the North America operations resulting in other charges of $1.8 million.

Interest expense–net

Interest expense-net decreased by $8.0 million, or 29.7%, to $19.0 million for the year ended December 31, 2013, as compared to $27.0 million for the year ended December 31, 2012. The decrease is primarily due to a decrease in our interest rate on debt from 6.25% in 2012 to 4.25% in 2013 due to the refinancing of the Term B loan during the first quarter of 2013. Additionally, this decrease was due to favorable gains in the fair value of our non-designated interest rate swap hedge in 2013 resulting in lower interest expense.

Loss on extinguishment of debt and refinancing fees

Loss on extinguishment of debt and refinancing fees was $2.7 million for the year ended December 31, 2013, as a result of the refinancing of our Term B Loan syndication during the first quarter of 2013. No amounts were recorded during 2012.

Income tax expense (benefit)

Income tax expense increased by $79.1 million, to a $9.0 million income tax expense for the year ended December 31, 2013 from an income tax benefit of $70.1 million for the same period in 2012. The change was due primarily to the reversal of an $89.4 million valuation allowance on our deferred tax assets balance during 2012, partially offset by lower income before income taxes in the year ended December 31, 2013.

Net income attributable to common stockholders

Our net income attributable to common stockholders for the year ended December 31, 2013 was $15.1 million as compared to $119.5 million for the year ended December 31, 2012, for the reasons described above.

Liquidity and capital resources

Our primary sources of liquidity are cash flows generated from operations and the various borrowing and factoring arrangements described below, including our revolving credit facility and government grants. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash.

We believe that cash generated from operations, together with the amounts available under financing arrangements discussed below, as well as cash on hand, will be adequate to meet our liquidity requirements for at least the next twelve months. These requirements generally consist of working capital, capital expenditures, research and development programs, debt service, cash taxes and pension contributions. If we make a large acquisition or engage in certain other strategic transactions, we may need to enter into additional borrowing arrangements or obtain additional equity capital. No assurance can be given that such funds would be available to us at such time.

As of December 31, 2014, we had cash and cash equivalents on hand of $84.9 million, of which $84.3 million was held by our subsidiaries outside of the U.S. Cash held by these subsidiaries is used to fund foreign operational activities and future investments. If these funds were repatriated to the U.S., we would be required to provide for U.S. federal and state income tax, foreign income tax, and foreign withholding taxes. We have not provided for such taxes as it is our intention that those funds are permanently reinvested outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Total liquidity as of December 31, 2014, including cash on hand and availability under financing arrangements, was $157.9 million.

Cash flows

The following table presents cash flow information for the years ended December 31, 2014 and 2013 and the year ended December 31, 2012 (prepared by combining the information for the Predecessor period January 1, 2012 through August 14, 2012 and the Successor period August 15, 2012 through December 31, 2012). The 2012 periods have been combined for informational purposes only to facilitate the explanation of the fluctuations in results between the years ended December 31, 2013 and 2012.

The following table shows the components of our consolidated cash flows for the periods presented:

	Successor
	Years ended December 31,
(In thousands)	2014	2013	2012

Net cash provided by (used in):
Operating activities before changes in operating assets and liabilities	$70,309	$85,795	$86,109
Changes in operating assets and liabilities	(28,706)	(27,574)	(20,668)
Operating activities	41,603	58,221	65,441
Investing activities	(56,467)	(21,491)	(22,714)
Financing activities	(12,813)	(35,086)	(25,119)

Cash flows-Operating activities

Cash provided by operating activities was $41.6 million versus cash provided by operations of $58.2 million for the years ended December 31, 2014 and 2013, respectively. The decrease in operating cash flows from 2013 was primarily a result of the lower net income as discussed above.

Operating cash flows were increased by approximately $25.1 million as a result of extended vendor payment terms, as well as mix of purchases increasing our days payable outstanding during the year ended December 31, 2014. In addition, higher cash collection from customers due to higher net sales of $42.1 million in 2014 increased operating cash flows period over period. These positive cash flows were offset by a $26.2 million decrease in operating cash flows driven primarily by the mix of sales in geographic regions with longer payment terms during the year ended

December 31, 2014 as compared to the same period in 2013. Additionally, we experienced a decrease in operating cash outflows for expenditures on inventory replenishment of approximately $20.2 million in 2014 to support the increased sales levels. During the year ended December 31, 2014, we made a $16.0 million payment related to the Tecnomatic litigation settlement. Investments in our customers during the year ended December 31, 2014 resulted in a higher use of cash of approximately $17.1 million. We also made additional payments of $7.4 million on warranty claims in the year ended December 31, 2014 as compared to the payments made in the same period in 2013. Cash flows from operations from Imaging were $3.0 million higher due to the collection of related party receivables in connection with the Transaction.

Cash payments related to our incentive compensation plans were lower by $7.2 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease was primarily related to a one-time $7.0 million lump sum cash payment for executive separation costs incurred in 2013. Cash payments for restructuring charges were $3.5 million lower in the year ended December 31, 2014 due to the nature and timing of restructuring actions. Partially offsetting the increases in operating cash flows were additional payments for legal and professional fees of approximately $6.4 million in the year ended December 31, 2014 associated with our Tecnomatic litigation and Transaction related costs. In addition, selling, general and administrative costs related to our USA Industries acquisition reduced cash flows by approximately $3.3 million.

Cash paid for interest for the year ended December 31, 2014 was $19.2 million as compared to $21.5 million for the same period in 2013, a decrease of $2.3 million. Cash payments were lower primarily due to the refinancing of our Amended and Restated Term B Loan Credit Agreement on March 5, 2013.

Cash paid for taxes for the year ended December 31, 2014 was $17.1 million, compared to $7.4 million for the year ended December 31, 2013, an increase of $9.8 million. The reason for the increase was primarily due to higher foreign cash payments as a result of higher foreign income before taxes in 2014.

Cash provided by operating activities was $58.2 million and $65.4 million for the years ended December 31, 2013 and 2012, respectively. The primary driver of the decrease of $7.2 million in operating cash flows was the negative impact from lower cash collection from customers during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Furthermore, a $6.0 million decrease in cash flows from accounts receivable was driven primarily by the mix of sales in geographic regions with longer payment terms. Lower expenditures for inventory replenishment of approximately $7.1 million in 2013 as a result of decreased sales levels were partially offset by the $4.2 million increase in cash outflows period over period to support our North American aftermarket customers and additional start-up of our new Wuhan, China facility. Our mix of accounts payable decreased our days payable during the year ended December 31, 2013 resulting in a decrease in payables of $3.1 million.

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

Cash flows-Investing activities

Cash used in investing activities for the year ended December 31, 2014 was $56.5 million representing a $35.0 million increase over the $21.5 million cash used in investing activities for the year ended December 31, 2013. The increase was primarily due to $40.1 million in net cash disbursements related to the USA Industries acquisition partially offset by $5.8 million in proceeds from the leaseback financing arrangement with an independent third party involving the sale of a distribution facility with a net book value of approximately $11.9 million at December 31, 2014. We continue to maintain the facility on our books and have included the proceeds from the sale of the facility as a financing obligation bearing an implied interest rate of 6.5%.

Cash used in investing activities for 2013 and 2012 consists of purchases of property, plant and equipment, partially offset by government grant proceeds.

Cash flows-Financing activities

Cash used in financing activities for the year ended December 31, 2014 was $12.8 million, compared to $35.1 million for the year ended December 31, 2013. The primary difference was in 2013, we made distributions and dividend payments to our former joint venture partner in connection with our acquisition of the remaining 49% ownership interest in our Chinese subsidiary, Remy Hubei Electric Co. Ltd. ("REH"), of $21.8 million. During the year ended December 31, 2014, we paid a total of $12.9 million in cash dividends to our common stockholders, as declared by our Board of Directors, which was consistent with $12.7 million in cash dividends paid in the prior year period. We also repurchased $2.5 million of our common stock to satisfy tax withholding obligations of participants under our stock-based compensation programs during the year ended December 31, 2014, as compared to $1.2 million during the year ended December 31, 2013. In connection with the vesting of restricted stock grants during the first quarter of 2014, we recognized an excess tax benefit of $1.1 million, compared to $0.4 million in excess tax benefits recorded in the year ended December 31, 2013.

During the year ended December 31, 2014, we borrowed against our Asset-Based Revolving Credit Facility multiple times and fully repaid amounts totaling $115.8 million for general corporate working capital purposes and a $16.0 million payment related to a previously announced litigation settlement. The change in short-term debt during the year ended December 31, 2014 was due to borrowings on our revolving credit facilities outside the U.S. In March 2014, we entered into a revolving credit facility in China with one bank for $10.0 million of which $5.9 million was borrowed and remained outstanding at December 31, 2014.

Cash used in financing activities for the year ended December 31, 2013 was $35.1 million. During 2013, we refinanced of our existing Term B Loan and Amended and Restated ABL Credit Agreement and received net proceeds of $12.3 million offset by deferred financing fees of $3.5 million. We made dividend payments of $12.7 million and additional debt repayments of $10.6 million during the year ended December 31, 2013. We also made distributions and dividend payments to our former joint venture partner in connection with our acquisition of the remaining 49% ownership interest in REH of $21.8 million. We paid $1.2 million for the repurchase of shares of common stock to satisfy tax withholding obligations of participants under our stock-based compensation programs during 2013.

Cash used in financing activities for the year ended December 31, 2012 was $25.1 million consisting primarily of $16.1 million in debt repayments and $9.2 million in dividend payments.

Financing arrangements

On December 31, 2014, in connection with the completion of the Transaction, Remy International, Inc. and certain subsidiaries entered into a Second Amendment to the ABL Revolver Credit Agreement (“ABL Second Amendment”) and a Second Amendment and Restatement of the Term B Loan Credit Agreement (“Term B Second Amendment”) (collectively, the “Amendments”).

The Amendments permit the Transaction to occur, add New Remy Holdco Corp. and New Remy Corp. as guarantors of the obligations under the foregoing credit facilities, and make conforming changes to reflect the effects of the Transaction. There are no other changes that materially modify the foregoing credit facilities.

Asset-Based Revolving Credit Facility, as Amended

The ABL Second Amendment bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL Second Amendment maintains the current availability at $95,000,000, but may be increased, under certain circumstances, by $20,000,000. The ABL Second Amendment is secured by substantially all domestic accounts receivable and inventory. At December 31, 2014, the revolver balance was zero. Based upon the collateral supporting the ABL Second Amendment, the amount borrowed, and the outstanding letters of credit of $13,810,000, there was additional availability for borrowing of $57,777,000 on December 31, 2014. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL Second Amendment.

On March 5, 2013, we entered into a First Amendment to our existing ABL Revolver Credit Agreement ("ABL First Amendment") to extend the maturity date of the Asset-Based Revolving Credit Facility ("ABL") from December 17, 2015 to September 5, 2018 and reduce the borrowing rate.

Term B Loan Credit Agreement, as Amended and Restated

The Term B Second Amendment bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3.0% per year with an original issue discount of $750,000. The Term B Second Amendment also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Term B Second Amendment is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL Second Amendment. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Term B Second Amendment facility is subject to an excess cash flow calculation, which may require the payment of additional principal on an annual basis. As of December 31, 2014, the excess cash flow calculation was zero. At December 31, 2014, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.

On March 5, 2013, we entered into a $300,000,000 Amended and Restated Term B Loan Credit Agreement (“Term B First Amendment”) to refinance the existing $286,978,000 Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the borrowing rate. As a result of the March 2013 Refinancing of our Term B Loan syndication, we recorded a loss on extinguishment of debt and refinancing fees of $2,737,000 during the quarter ended March 31, 2013.

All credit agreements contain various covenants and representations that are customary for transactions of this nature. We are in compliance with all covenants as of December 31, 2014. The credit agreements contain various restrictive covenants, which include, among other things: (i) a maximum leverage ratio; (ii) a minimum interest coverage ratio; (iii) mandatory prepayments upon certain asset sales and debt issuances; and (iv) limitations on the payment of dividends in excess of a specified amount. The term loan also includes events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity.

See Note 11 of notes to financial statements included in Part II, Item 8 of this Form 10-K for a description of our revolving credit facility and for more details on the Amended ABL and Amended and Restated Term B Loan.

Non-U.S. borrowing arrangements

At December 31, 2014, our subsidiaries outside the U.S. also had various uncommitted credit facilities, of which $15.2 million was not utilized. We expect that these additional facilities will be drawn on from time to time for normal working capital purposes and to fund capital expenditures in support of operations and planned expansions in certain regions. See Note 11 of notes to financial statements included in Part II, Item 8 of this Form 10-K for a description of our short term debt.

Accounts receivable factoring agreements

We have entered into factoring agreements with various domestic, Korean and European financial institutions to sell our accounts receivable under nonrecourse agreements. These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as an integral part of our financing. See Note 4 of notes to financial statements included in Part II, Item 8 of this Form 10-K for a description of our factoring arrangements.

Share Repurchase Program

On February 18, 2015, the Board of Directors approved a share repurchase program under which we may repurchase up to $100,000,000 of our outstanding ordinary shares.  Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 28, 2018.

Contractual obligations

Our long-term contractual obligations as of December 31, 2014 are shown in the following table:

Contractual obligations(1)	Payments due by period
(in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Long-term debt(2)	$294,000	$3,000	$6,000	$6,000	$279,000
Interest on long-term debt(3), (4)	66,232	12,995	25,636	25,085	2,516
Capital lease obligations	2,367	509	994	662	202
Customer obligations(5)	2,251	2,251	—	—	—
Operating leases	28,208	6,269	9,064	6,267	6,608
Pension and other post retirement benefits funding(6)	48,097	4,205	7,909	9,908	26,075
Other(7)	16,000	16,000	—	—	—
Total contractual cash obligations	$457,155	$45,229	$49,603	$47,922	$314,401

1.
Possible payments of $10.8 million related to uncertain tax positions are not included in the table because management cannot make reasonable reliable estimates of when cash settlement will occur, if ever. These uncertain tax positions are discussed in Note 15 to our financial statements included in Part II, Item 8 of this Form 10-K.

2.	Excludes original issue discount/premium.

3.
Our long-term debt is a variable rate obligation. The projected interest payment obligations are based upon (1) scheduled principal balances outstanding based on maturity schedule and (2) London Interbank Borrowing Rates ("LIBOR") obtained from third parties as of December 31, 2014 (0.2556% as of December 31, 2014) (subject to a floor of 1.25%) plus 3.0%. For the purposes of this schedule, we utilized a fixed rate of 4.25% to calculate the interest commitments on our variable rate debt.

4.
Included are interest payments related to the $5.8 million financing obligation involving our Edmond, OK facility as discussed in Note 11 to our financial statements included in Part II, Item 8 of this Form 10-K.

5.
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

6.
We sponsor defined benefit pension plans that cover a significant portion of our U.S. employees and certain U.K. and Korean employees. These plans for U.S. employees were frozen in 2006. Our funding policy is to contribute amounts to provide the plans with sufficient assets to meet future benefit payment requirements consistent with actuarial determinations of the funding requirements of federal laws. In 2015, we expect to contribute approximately $2,530,000 to our U.S. pension plans and $612,000 to our non U.S. pension plans. Estimated pension and other benefit payments are based on the current composition of pension plans and current actuarial assumptions. Pension funding will continue beyond year five. However, estimated pension funding is excluded from the table after year five. See Note 16 to our financial statements included in Part II, Item 8 of this Form 10-K for the funding status of our pension plans and other postretirement benefit plans at December 31, 2014.

7.
On September 11, 2014, we announced entry into a Settlement Agreement and Mutual General Release (the "Agreement") to settle all disputes that existed among us and Tecnomatic. In addition, we entered into a cross licensing arrangement of certain patents with Tecnomatic. The value of the patents received from Tecnomatic is $13,930,000. (See Note 7.) Pursuant to the Agreement and the cross licensing arrangement, we paid Tecnomatic a $16,000,000 cash payment in September 2014 and will pay a $16,000,000 cash payment on or before March 15, 2015. See Note 20 to our financial statements included in Part II, Item 8 of this Form 10-K.

Contingencies

For information concerning various claims, lawsuits and administrative proceedings to which we are subject, see Note 20 of notes to financial statements included in Part II, Item 8 of this Form 10-K.

We also have liabilities recorded for various environmental matters. As of December 31, 2014, we had reserves for environmental matters of $0.9 million. We expect to pay approximately $0.3 million in 2015 in relation to these matters. See “Business-Environmental regulation” under Part I, Item 1 of this Form 10-K.

Off-Balance sheet arrangements

We do not have any material off-balance sheet arrangements.

Accounting pronouncements

For a discussion of certain pending accounting pronouncements, see Note 2 to our financial statements included in Part II, Item 8 of this Form 10-K.

Critical accounting policies and estimates

Our accounting policies, including those described below, require management to make significant estimates and assumptions using information available at the time the estimates are made. Actual amounts could differ significantly from these estimates. See Note 2 to our financial statements included in Part II, Item 8 of this Form 10-K for a summary of the significant accounting policies and methods used in the preparation of our financial statements. We believe the following are the critical accounting policies that currently affect our consolidated financial position and results of operations.

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

Carrying values for core inventory and core rights of return are evaluated by comparing current core prices obtained from core brokers to the recorded values of our core assets. The devaluation of core carrying value is reflected as a charge to cost of goods sold. In determining the estimate of core devaluation, we make assumptions regarding future demand for remanufactured product in the aftermarket. If the core held in inventory or subject to the right of return is deemed to be obsolete or in excess of current and future projected demand, it is written down and charged to cost of goods sold. If actual market conditions are less favorable than those projected, reductions in the value of inventory and core return rights may be required. Core inventory and core return right assets were $36.0 million and $38.9 million, respectively, at December 31, 2014.

Core Liabilities

When we collect a deposit on the sale of a core as described above, our customers have the right to return a core to us for the return of their deposit. As a result, we also record a liability upon such sale based on core units expected to be returned to us. This liability is an amount equal to the deposit less the estimated value in our inventory of the core to be returned. We adjust this “core liability” based on customer return trends and consideration of current inventory values. Actual customer returns that exceed our estimates and reductions in core inventory values could each result in changes to our estimate of core liabilities. Core liabilities were $12.5 million at December 31, 2014. We generally limit the number of cores returned by customers to the number of similar remanufactured cores previously shipped to each customer.

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

Goodwill and intangible assets

The financial statements of the Successor reflect FNF's accounting basis which includes the application of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations, as a result of the controlling interest acquisition by FNF on August 14, 2012. The purchase price has been allocated to the Old Remy assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. During 2014, goodwill of $17.5 million, which is deductible for tax purposes, has been recorded based on the amount the USA Industries purchase price exceeds the fair value of the net assets acquired. The balance at December 31, 2014 was $259.6 million, or 19.7% of total consolidated assets. Indefinite-lived intangible assets, consisting of trade names, were stated at estimated fair value as a result of fresh-start reporting, and have a carrying value of $86.2 million as of December 31, 2014.

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

Based on the results of the annual impairment review in the fourth quarter of 2014, we determined that the fair value of each of our reporting units with goodwill significantly exceeded the carrying value of the assets. A hypothetical 10% decrease to the fair value of each our reporting units with goodwill would not have triggered an impairment of goodwill. Impairment of goodwill may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by our business, and a variety of other factors.

We also performed our annual impairment analysis for our indefinite-lived trademarks in the fourth quarter of 2014, using a quantitative assessment, and concluded that no impairment existed as of the testing date. For our indefinite-lived intangible assets, our fair value analysis was based on a relief from royalty methodology utilizing the projected future revenues, and applying a royalty rate based on similar arm's length licensing transactions for the related margins. Definite-lived intangible assets have been stated at estimated fair value as a result of the Transaction. The values of other intangible assets with determinable useful lives are amortized on a basis to reflect the pattern of economic benefit consumed. Certain amortization of intangibles associated with specific aftermarket customers is recorded as a reduction of sales.

See Note 7 to our financial statements included in Part II, Item 8 of this Form 10-K for further information on goodwill and other intangible assets.

Warranty

We provide certain warranties relating to quality and performance of our products. An allowance for the estimated future cost of product warranties and other defective product returns is based on management's estimates of product failure rates, customer eligibility and the costs of repair or exchange. The specific terms and conditions of the warranties vary depending upon the customer and the product sold. The allowance is recorded when revenues are recognized upon sale of the product as a component of the cost of goods sold. If product failure rates or exchange of defective returned items differ adversely from those assumed in management's estimates, revisions to the estimated warranty liability may be required, which could have an adverse effect on our financial results and condition. We recorded a warranty provision of $41.9 million and $44.2 million in our results of operations for 2014 and 2013, respectively, and our balance in accrued warranty was $26.0 million and $30.8 million as of December 31, 2014 and 2013, respectively.

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

During the period January 1, 2012 to August 14, 2012, as part of our review in determining the need for a valuation allowance, we assessed the potential release of existing valuation allowances. Based upon this assessment, the valuation allowance previously recorded against the net deferred tax assets in the United States has been reversed resulting in a discrete income tax benefit of $84.7 million during the third quarter of 2012. Our conclusion was based on cumulative three year pretax income for United States federal taxes, consecutive years of pretax income for United States federal taxes, and the anticipation of continuing profitability based on existing contractual arrangements which are expected to produce more than enough taxable income to realize the deferred tax assets based on existing sales prices and cost structure and our current Internal Revenue Code Section 382 limitations. The Company has consistently generated taxable income in the United States for all reporting periods presented and taxable income is expected to be realized in the United States in future reporting periods.

As of December 31, 2013, the Company has retained a valuation allowance of approximately $5.6 million on certain United States deferred tax assets. If a release of the remaining U.S. valuation allowance occurs, it will have a significant impact on net income in the period in which it occurs.

At December 31, 2014, the Company has retained a United States valuation allowance of approximately $5.1 million on certain state deferred tax assets. During 2013, there was a release of a valuation allowance in the amount of $2.7 million due to the expiration of a capital loss which had a full valuation allowance. During 2013, an increase of $2.1 million was made to the United States valuation allowance against the utilization of state tax credits.

During 2014 and 2013, the Company concluded that certain Non-U.S. locations no longer needed a valuation allowance and recorded the release of $3.4 million and $2.7 million, respectively, of valuation allowance, which was recognized as an income tax benefit. The release was due to either effects of the change in tax law or the three year cumulative and consecutive year income before tax for certain foreign tax jurisdictions as well as anticipation of continuing profitability.

As of December 31, 2014 we have recorded a valuation allowance of $7.9 million on deferred tax assets of $125.3 million. If such a release of the valuation allowance occurs, it will have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

Income taxes

We currently pay taxes in the United States and certain jurisdictions outside the United States. We do not currently pay taxes in certain jurisdictions, either due to current operating losses or the use of tax loss carryforwards that are recorded in our financial statements as deferred income tax assets. As of December 31, 2014, we had U.S. federal tax loss carryforwards in the amount of $94.0 million, research and development credit carryforwards for federal and state purposes of $12.6 million, and Non-U.S. tax loss carryforwards in the amount of $60.7 million. Pursuant to Internal Revenue Code Section 382, the United States tax losses are limited to approximately $10.6 million use in any one year of the pre-bankruptcy net operating loss carryforward and credit equivalents in our federal income tax return.

Certain tax loss carryforwards are required to be utilized within a certain time period or the loss is forfeited. The federal tax loss carryforwards for the United States expire between 2023 and 2026, the research and development credit carryforwards for federal and state purposes expire between 2017 and 2034, while the tax loss carryforwards for the Non-U.S. jurisdictions expire between 2015 and 2024. We have $41.9 million of Non-U.S. tax loss carryforwards which have no expiration. We have recorded a valuation allowance against the deferred tax assets related to certain of these loss carryforwards. The use of tax loss carryforwards reduces future taxable income and cash taxes.

Our effective tax rate for the years ended December 31, 2014 and 2013, was 0.9% and 36.2%, respectively. These rates differ from the U.S. statutory rate mainly due to non-deductible expenses, income earned in various Non-U.S. jurisdictions, and changes in valuation allowances. We anticipate our effective tax rate for 2015 will be below the U.S. statutory rate. Our effective rate may vary due to income earned in various jurisdictions and changes in valuation allowances.

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

Foreign currency exchange rate risk

We use derivative financial instruments to manage foreign currency exchange rate risks. We use forward contracts and, to a lesser extent, option collar transactions to protect our cash flow from adverse movements in exchange rates. We review foreign currency exposures monthly, and we consider any natural offsets before entering into a derivative financial instrument. See Note 4 of notes to financial statements included in Part II, Item 8 of this Form 10-K for further information on outstanding foreign currency contracts as of December 31, 2014 and 2013.

Interest rate risk

We are subject to interest rate risk in connection with the issuance of variable-rate debt. To manage interest costs and as required by our loan covenants, we use interest rate swap agreements to exchange variable-rate interest payment obligations for fixed rates for a period of three years. Our exposure to interest rate risk arises primarily from changes in LIBOR. As of December 31, 2014, approximately 97.4% of our total debt was at variable interest rates (or 50.8%, when considering the effect of the interest rate swaps), as compared to 99.3% (or 51.2%, when considering the effect of the interest rate swaps) as of December 31, 2013.

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

Sensitivity analysis

We use a sensitivity analysis model to calculate the fair value, cash flows or statement of operations impact that a hypothetical 10% change in market rates would have on our debt and derivative instruments. For derivative instruments, we use applicable forward rates in effect as of December 31, 2014 to calculate the fair value or cash flow impact resulting from this hypothetical change in market rates. The analysis does not reflect any potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed. The results of the sensitivity model calculations follow:

(in thousands)	Assuming a 10% increase in rates	Assuming a 10% decrease in rates	Change in

Market Risk
Foreign Currency Rate Sensitivity:
Forwards(1)
Short US $	$(7,073)	$7,073	Fair Value
Long US $	$9,361	$(9,361)	Fair Value
Short EUR €	$(1,525)	$1,525	Fair Value
Short GBP £	$(38)	$38	Fair Value
Debt(2)
Foreign currency denominated	$776	$(776)	Fair Value
Interest Rate Sensitivity:
Debt
Variable rate	$338	$(338)	Fair Value
Swaps
Pay fixed/receive variable	*	*	Earnings
Commodity Price Sensitivity:
Forward contracts	$5,124	$(5,124)	Fair Value

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

Part II

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Remy International, Inc.

We have audited the accompanying consolidated balance sheets of Remy International, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years ended December 31, 2014, 2013 and the periods August 15, 2012 to December 31, 2012 (Successor) and January 1, 2012 to August 14, 2012 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Remy International, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years ended December 31, 2014, 2013 and the periods August 15, 2012 to December 31, 2012 (Successor) and January 1, 2012 to August 14, 2012 (Predecessor) in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Remy International, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Remy International, Inc.

We have audited Remy International, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Remy International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of USA Industries, Inc., which is included in the 2014 consolidated financial statements of Remy International, Inc. and constituted $45.7 million of total assets as of December 31, 2014 and $31.5 million of net sales for the year then ended. Our audit of internal control over financial reporting of Remy International, Inc. also did not include an evaluation of the internal control over financial reporting of USA Industries, Inc.

In our opinion, Remy International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Remy International, Inc., and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 2, 2015

Remy International, Inc.
Consolidated balance sheets

	Successor
	As of December 31,
(In thousands, except share information)	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$84,885	$114,884
Trade accounts receivable (less allowances of $1,519 and $1,586)	210,356	197,087
Other receivables	16,692	21,023
Inventories	164,143	159,340
Deferred income taxes	42,308	38,073
Prepaid expenses and other current assets	11,865	11,311
Total current assets	530,249	541,718
Property, plant and equipment	226,073	202,681
Less accumulated depreciation and amortization	(61,615)	(35,659)
Property, plant and equipment, net	164,458	167,022
Deferred financing costs, net of amortization	1,471	563
Goodwill	259,586	242,105
Intangibles, net	298,023	307,981
Other noncurrent assets	65,309	58,457
Total assets	$1,319,096	$1,317,846

Liabilities and Equity:
Current liabilities:
Short-term debt	$7,761	$2,369
Current maturities of long-term debt	3,509	3,392
Accounts payable	177,333	171,305
Accrued interest	94	92
Accrued restructuring	331	1,026
Other current liabilities and accrued expenses	128,509	110,876
Total current liabilities	317,537	289,060
Long-term debt, net of current maturities	298,295	295,401
Postretirement benefits other than pensions	1,484	1,628
Accrued pension benefits	34,267	19,103
Deferred income taxes	54,783	72,281
Other noncurrent liabilities	26,483	24,785

Equity:
Parent company investment	—	596,418
Common stock, par value of $0.0001; 32,201,086 shares outstanding at December 31, 2014	3	—
Additional paid-in capital	595,627	—
Accumulated other comprehensive income	(9,383)	19,170
Total equity	586,247	615,588
Total liabilities and equity	$1,319,096	$1,317,846
See accompanying notes to financial statements.

Remy International, Inc.
Consolidated statements of operations

	Successor			Predecessor
	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,
(In thousands, except per share amounts)	2014	2013	2012	2012
Net sales	$1,182,328	$1,140,183	$416,317	$723,278
Cost of goods sold	1,020,095	954,402	348,176	574,639
Gross profit	162,233	185,781	68,141	148,639
Selling, general, and administrative expenses	132,693	135,237	45,655	84,284
Restructuring and other charges	3,383	4,066	1,699	6,013
Operating income	26,157	46,478	20,787	58,342
Interest expense–net	20,029	18,978	9,529	17,473
Loss on extinguishment of debt and refinancing fees	—	2,737	—	—
Income before income taxes	6,128	24,763	11,258	40,869
Income tax expense (benefit)	55	8,959	2,854	(72,982)
Net income	6,073	15,804	8,404	113,851
Less net income attributable to noncontrolling interest	—	659	1,112	1,662
Net income attributable to common stockholders	$6,073	$15,145	$7,292	$112,189

Basic earnings per share:
Earnings per share	$0.19	$0.48	$0.24	$3.67
Weighted average shares outstanding	31,754	31,480	30,949	30,589
Diluted earnings per share:
Earnings per share	$0.19	$0.48	$0.23	$3.63
Weighted average shares outstanding	31,870	31,661	31,414	30,939
Dividends declared per common share	$0.40	$0.40	$0.10	$0.20
See accompanying notes to financial statements.

Remy International, Inc.
Consolidated statements of comprehensive income (loss)

	Successor			Predecessor
	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,
(In thousands)	2014	2013	2012	2012

Net income	$6,073	$15,804	$8,404	$113,851
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,851)	3,851	5,871	(3,076)
Currency forward contracts, net of tax	(7,415)	(1,465)	4,218	8,598
Commodity contracts, net of tax	(179)	(81)	(1,695)	1,074
Interest rate swap contract, net of tax	(1,058)	886	—	—
Employee benefit plans, net of tax	(12,050)	6,303	1,563	(106)
Total other comprehensive income (loss), net of tax	(28,553)	9,494	9,957	6,490
Comprehensive income (loss)	(22,480)	25,298	18,361	120,341
Less: Comprehensive income attributable to noncontrolling interest	—	659	1,112	1,662
Less: Other Comprehensive income (loss) attributable to noncontrolling interest- foreign currency translation	—	200	81	(46)
Comprehensive income (loss) attributable to Remy International, Inc.	$(22,480)	$24,439	$17,168	$118,725
See accompanying notes to financial statements.

Remy International, Inc.
Consolidated statement of changes in stockholders' equity

	Predecessor
(In thousands)	Common stock	Treasury stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Remy International, Inc. stockholders' equity	Non-controlling interest
Balances at December 31, 2011	$3	$—	$316,801	$57,433	$(65,730)	$308,507	$8,837
Net income				113,851		113,851	1,662
Less net income attributable to noncontrolling interest				(1,662)		(1,662)
Foreign currency translation					(3,030)	(3,030)	(46)
Unrealized gains on derivative instruments, net of tax					9,671	9,671
Defined benefit plans, net of tax					(105)	(105)
Total comprehensive income						118,725	1,616
Purchase of treasury stock		(23)				(23)
Reclassification of restricted stock award to liability award			(59)			(59)
Stock-based compensation			4,462			4,462
Common stock dividends				(6,374)		(6,374)
Balances at August 14, 2012	$3	$(23)	$321,204	$163,248	$(59,194)	$425,238	$10,453
See accompanying notes to financial statements.

Remy International, Inc.
Consolidated statements of changes in stockholders' equity (continued)

	Successor
	Common stock	Additional paid-in-capital	Parent company investment	Accumulated other comprehensive income (loss)	Total Remy International, Inc. stockholders' equity	Non-controlling interest
Balances at August 15, 2012	$—	$—	$562,201	$—	$562,201	$37,647
Net income			8,404		8,404	1,112
Less net income attributable to noncontrolling interest			(1,112)		(1,112)
Foreign currency translation				5,790	5,790	81
Unrealized gains on derivative instruments, net of tax				2,523	2,523
Defined benefit plans, net of tax				1,563	1,563
Total comprehensive income					17,168	1,193
Purchase of treasury stock			(206)		(206)
Reclassification of restricted stock award to liability award			(91)		(91)
Stock-based compensation			2,799		2,799
Common stock dividends			(3,187)		(3,187)
Net transfers from parent company			334		334
Balances at December 31, 2012	—	—	569,142	9,876	579,018	38,840
Net income			15,804		15,804	659
Less net income attributable to noncontrolling interest			(659)		(659)
Foreign currency translation				3,650	3,650	200
Unrealized losses on derivative instruments, net of tax				(659)	(659)
Defined benefit plans, net of tax				6,303	6,303
Total comprehensive income					24,439	859
Purchase of treasury stock			(1,248)		(1,248)
Reclassification of restricted stock award to liability award			(1,026)		(1,026)
Stock-based compensation			6,561		6,561
Excess tax benefits from stock-based compensation			428		428
Common stock dividends			(12,760)		(12,760)
Purchase of and distributions to noncontrolling interest			18,230		18,230	(39,699)
Net transfers from parent company			1,946		1,946
Balances at December 31, 2013	—	—	596,418	19,170	615,588	—
Net income			6,073		6,073
Foreign currency translation				(7,851)	(7,851)
Unrealized losses on derivative instruments, net of tax				(8,652)	(8,652)
Defined benefit plans, net of tax				(12,050)	(12,050)
Total comprehensive income					(22,480)	—
Purchase of treasury stock			(2,505)		(2,505)
Reclassification of restricted stock award to liability award			(66)		(66)
Stock-based compensation			4,265		4,265
Excess tax benefits from stock-based compensation			1,142		1,142
Common stock dividends			(12,693)		(12,693)
Net transfers from parent company			2,996		2,996
Reclassification of net parent investment	3	595,627	(595,630)		—
Balances at December 31, 2014	$3	$595,627	$—	$(9,383)	$586,247	$—
See accompanying notes to financial statements.

Remy International, Inc.
Consolidated statements of cash flows

	Successor			Predecessor
	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,
(In thousands)	2014	2013	2012	2012
Cash Flows from Operating Activities:
Net income	$6,073	$15,804	$8,404	$113,851
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	74,571	76,454	28,372	23,356
Amortization of debt issuance costs and original issue discount	193	143	(28)	1,029
Stock-based compensation	4,265	6,561	2,799	4,462
Loss on extinguishment of debt and refinancing fees	—	2,737	—	—
Deferred income taxes	(12,212)	(9,053)	(6,541)	(84,299)
Accrued pension and postretirement benefits, net	(4,982)	(2,948)	(179)	(1,370)
Restructuring and other charges	3,383	4,066	1,699	6,013
Cash payments for restructuring charges	(3,202)	(6,719)	(1,507)	(5,451)
Other	2,220	(1,250)	(3,456)	(1,045)
Changes in operating assets and liabilities, net of restructuring charges:
Accounts receivable	(3,663)	(27,366)	34,692	(14,057)
Inventories	4,381	259	(661)	3,445
Accounts payable	(604)	10,261	(10,556)	9,497
Other current assets and liabilities, net	2,306	9,035	(6,141)	(15,050)
Other noncurrent assets and liabilities, net	(31,126)	(19,763)	(12,113)	(9,724)
Net cash provided by operating activities	41,603	58,221	34,784	30,657
Cash Flows from Investing Activities:
Net proceeds on sale of assets	6,051	599	—	268
Purchases of property, plant and equipment	(22,448)	(22,090)	(9,485)	(14,982)
Government grant proceeds related to capital expenditures	—	—	903	582
Acquisition of USA Industries, Inc., net of cash acquired of $109	(40,070)	—	—	—
Net cash used in investing activities	(56,467)	(21,491)	(8,582)	(14,132)
Cash Flows from Financing Activities:
Change in short-term debt	5,466	(6,685)	(4,593)	(1,145)
Proceeds from borrowings on Asset-Based Revolving Credit Facility	115,772	—	—	—
Payments made on Asset-Based Revolving Credit Facility	(115,772)	—	—	—
Proceeds from issuance of long-term debt	—	299,250	—	—
Payments made on long-term debt, including capital leases	(3,425)	(290,861)	(1,658)	(8,745)
Purchase of and distributions to noncontrolling interest	—	(21,771)	—	—
Purchase of treasury stock	(2,505)	(1,248)	(206)	(23)
Dividend payments on common stock	(12,851)	(12,669)	(6,162)	(3,064)
Debt issuance costs	(1,001)	(3,476)	—	—
Parent company net investment	361	1,946	334
Other	1,142	428	(422)	565
Net cash used in financing activities	(12,813)	(35,086)	(12,707)	(12,412)
Effect of exchange rate changes on cash and cash equivalents	(2,322)	1,507	2,778	(337)
Net (decrease) increase in cash and cash equivalents	(29,999)	3,151	16,273	3,776
Cash and cash equivalents at beginning of period	114,884	111,733	95,460	91,684
Cash and cash equivalents at end of period	$84,885	$114,884	$111,733	$95,460

Supplemental information:
Noncash investing and financing activities
Purchases of property, plant and equipment in accounts payable	$4,816	$3,851	$2,338	$2,501
Purchases of property, plant and equipment with capital lease	$573	$56	$939	$—
See accompanying notes to financial statements.

Remy International, Inc.
Notes to consolidated financial statements

1. Description of the business and change in ownership

The "Description of the Business" section below describes the consolidated operations of Remy Holdings, Inc. ("Old Remy") (formerly known as Remy International, Inc.) and Fidelity National Technology Imaging ("Imaging"). The entities included in the financial statements are collectively referred to as “we”, “our”, “us”, "Remy", or the “Company” in these footnotes.

Business

We are a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles. We sell our products worldwide primarily under the "Delco Remy", "Remy", "World Wide Automotive", and "USA Industries" brand names and our customers' widely recognized private label brand names. Our products include new and remanufactured, light-duty and heavy-duty starters and alternators for both original equipment and aftermarket applications, hybrid power technology, and multi-line products, such as constant velocity ("CV") axles, disc brake calipers, and steering gears. These products are principally sold or distributed to original equipment manufacturers (“OEMs”) for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. We sell our products principally in North America, Europe, Latin America and Asia.

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

Change in Ownership

On August 14, 2012, Fidelity National Special Opportunities, Inc., (now known as Fidelity National Financial Ventures, LLC., or "FNFV"), a wholly-owned subsidiary of Fidelity National Financial, Inc. ("FNF"), a leading provider of title insurance, mortgage services and restaurant and diversified services, increased its ownership position in Old Remy above 50% (the "Acquisition"). As a result, FNF began consolidating Old Remy's financial results in the third quarter of 2012.

Spin-off and Merger Transactions

On September 7, 2014, we entered into agreements for a transaction (the "Transaction") with FNF. On December 31, 2014, the Transaction was completed pursuant to the merger agreement, which was approved by Old Remy's stockholders at a special meeting of stockholders held on the same date. The Transaction in effect resulted in the indirect distribution of the shares of common stock of Old Remy that were held by FNF to the holders of its FNFV tracking stock.

In the Transaction, FNFV contributed all of the 16,342,508 shares of Old Remy's common stock that FNFV owned and a small subsidiary, Imaging, into a newly-formed subsidiary ("New Remy"). New Remy was then distributed to FNFV shareholders. Immediately following the distribution of New Remy to FNFV shareholders, New Remy and Old Remy each engaged in stock-for-stock mergers with subsidiaries of a new publicly-traded holding company, New Remy Holdco Corp. ("New Holdco"). In the mergers, FNFV shareholders received a total of 16,615,359 shares of New Holdco common stock, or approximately 0.17879 shares for each share of FNFV tracking stock that they owned. The remaining stockholders of Old Remy (other than New Remy) received a total of 15,585,727 shares, or one share of New Holdco for each share of Old Remy they owned. Old Remy had 32.0 million shares of common stock outstanding and at the conclusion of the Transaction, New Holdco had 32.2 million shares of common stock outstanding. The Transaction should qualify as a tax-free reorganization to the stockholders under U.S. federal income tax purposes.

This structure in effect resulted in New Holdco becoming the new public parent of Old Remy. Effective upon the closing of the Transaction on December 31, 2014, New Holdco changed its name to "Remy International, Inc." and its shares were listed, and on January 2, 2015 began trading, on NASDAQ under the trading symbol "REMY", which was the same trading symbol used by Old Remy. Old Remy changed its name from "Remy International, Inc." to "Remy Holdings, Inc."

2. Summary of significant accounting policies

Basis of presentation

The following provides a basis of presentation during all periods presented:

Successor--Represents the consolidated financial position as of December 31, 2014 and 2013, and the consolidated results of operations and cash flows for the years ended December 31, 2014 and 2013, and the period August 15, 2012 to December 31, 2012, of Old Remy and Imaging (as a result of the Transaction now legally Remy International, Inc.). These periods reflect the application of purchase accounting to the assets and liabilities of Old Remy as of August 14, 2012, as described below, relating to FNF’s acquisition of a controlling interest in Old Remy.

Predecessor--Represents the consolidated financial position and results of operations of Old Remy as previously reported for all periods prior to August 14, 2012. This presentation is on the historical basis of accounting without the application of purchase accounting related to FNF’s acquisition of a controlling interest in Old Remy.
The financial statements presented herein subsequent to August 14, 2012 include the accounts of the Successor Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Successor Company had the ability to control. All other financial statements dated prior to August 14, 2012 are those of the Predecessor Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Predecessor Company had the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated. Investments in companies in which we hold an ownership interest of 20% to 50% over which we exercise significant influence are accounted for by the equity method. Currently, we account for all 20% to 50% owned entities under the equity method. Investments in companies in which we hold an ownership interest of less than 20% are accounted for on the cost basis. Such investments were not material at December 31, 2014 and 2013. All significant intercompany accounts and transactions have been eliminated.

All adjustments necessary for a fair presentation of financial position, results of operations and cash flows have been presented. The financial information included may not necessarily reflect the results of operations, financial position or changes in equity in the future or what they would have been if the Successor had been a separate, stand-alone company for the periods presented.

The financial statements of the Successor reflect FNF's accounting basis which includes the application of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations, as a result of the controlling interest acquisition by FNF on August 14, 2012. The purchase price has been allocated to the Old Remy assets acquired and liabilities assumed based on our best estimates of their fair values as of the acquisition date. Goodwill has been recorded based on the amount that the purchase price exceeds the fair value of the net assets acquired. Imaging is included in the financial statements at the FNF (ultimate parent company) historical basis. In evaluating the historical goodwill of Imaging as a separate reporting unit for all prior periods, it was determined that the goodwill was fully impaired, using a Level 3 fair value. Therefore, no goodwill amount for Imaging was assigned to the opening Successor financial statements. The purchase price allocation was completed in 2012. The opening balance sheet of the Successor at August 14, 2012 was as follows:

(In thousands)	Old Remy	Imaging	Consolidated Successor
Assets:
Current assets:
Cash and cash equivalents	$95,460	$—	$95,460
Trade accounts receivable	203,550	1,378	204,928
Other receivables	16,888	—	16,888
Inventories	155,283	—	155,283
Deferred income taxes	30,250	38	30,288
Prepaid expenses and other current assets	11,930	62	11,992
Total current assets	513,361	1,478	514,839
Property, plant and equipment, net	166,466	3	166,469
Goodwill	242,105	—	242,105
Intangibles, net	368,204	476	368,680
Other noncurrent assets	34,198	4,003	38,201
Total assets acquired	$1,324,334	$5,960	$1,330,294

Liabilities and Equity:
Current liabilities:
Short-term debt	$13,058	$—	$13,058
Current maturities of long-term debt	3,362	—	3,362
Accounts payable	162,875	1,789	164,664
Accrued interest	2,522	—	2,522
Accrued restructuring	3,487	—	3,487
Other current liabilities and accrued expenses	120,094	279	120,373
Total current liabilities	305,398	2,068	307,466
Long-term debt, net of current maturities	288,315	—	288,315
Postretirement benefits other than pensions	1,773	—	1,773
Accrued pension benefits	36,539	—	36,539
Deferred income taxes	60,162	—	60,162
Other noncurrent liabilities	36,191	—	36,191
Total liabilities assumed	728,378	2,068	730,446

Less: Noncontrolling interest	37,647	—	37,647

Net parent company investment	$558,309	$3,892	$562,201

Cash and cash equivalents, accounts receivable, other current assets, and accounts payable and other current liabilities were stated at historical carrying values, given the short-term nature of these assets and liabilities. The Company’s projected pension and post-retirement benefit obligations and assets have been reflected in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on computations of independent actuaries. Deferred income taxes have been provided in the consolidated balance sheet based on estimates of the tax versus book basis of the assets acquired and liabilities assumed, as adjusted to estimated fair values. Valuation allowances have been established against those assets for which realization is not likely. Property, plant and equipment have been recorded at fair value based on a valuation prepared by independent appraisers using a Level 3 cost and market approach. Inventory was valued based on management’s judgments and estimates, a Level 3 fair value. The Level 2 fair market values of outstanding debt were based on established market prices as of the Acquisition. The

Company engaged independent appraisers to provide Level 3 fair values of intangible assets acquired including trade names, intellectual property, customer contracts and customer relationships.

Management believes that the carrying values of all other assets acquired and liabilities assumed approximate their fair values. The resulting goodwill after all identifiable intangible assets was valued at $242,105,000, of which approximately $32,779,000 was tax deductible.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the year. Actual results could differ from these estimates.

Revenue recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, ownership has transferred, the seller's price to the buyer is fixed and determinable, and collectability is reasonably assured. Sales are recorded upon shipment of product to customers and transfer of title and risk of loss under standard commercial terms (typically, F.O.B. shipping point). We recognize shipping and handling costs as costs of goods sold with the related amounts billed to customers as sales. Accruals for sales returns, price protection, and other allowances are provided at the time of shipment based upon past experience. Adjustments to such returns and allowances are made as new information becomes available. We accrue for rebates, price protection, and other customer sales allowances in accordance with specific customer arrangements. Such rebates are recorded as a reduction of sales. Imaging's revenues of $10.6 million, or less than 1% of consolidated net sales, was immaterial during the year ended December 31, 2014.

Accounting for remanufacturing operations

Core deposits

Remanufacturing is the process where failed or used components, commonly known as cores, are disassembled into subcomponents, cleaned, inspected, tested, combined with new subcomponents and reassembled into saleable, finished products. With many customers, a deposit is charged for the core. Upon return of a core, we grant the customer a credit based on the core deposit value. Deposits charged by us totaled $131,062,000,$91,318,000, $33,228,000 and $54,638,000 for the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012, and the period January 1, 2012 to August 14, 2012, respectively. Core deposits are excluded from revenue. We generally limit core returns to the quantity of similar, remanufactured cores previously sold to the customer.

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

Customer contract intangibles

Upon entering into new or extending existing contracts, we may be required to purchase certain cores and inventory from our customers at retail prices, or be obligated to provide certain agreed support. The excess of the prices paid for the cores and inventory over fair value, and the value of any agreed support, are recorded as contract intangibles and amortized as a reduction to revenue on a method to reflect the pattern of economic benefit consumed. Customer contract intangibles that are determined in accordance with the provisions of FASB ASC Topic 805, and which are not paid to the customers, are amortized and recorded in cost of goods sold. Contract intangibles are included in “Intangibles, net” in the noncurrent asset section of the accompanying consolidated balance sheets.

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

In addition, we received various grants and subsidies from foreign jurisdictions during the three year period ended December 31, 2014. The amounts recognized in the accompanying consolidated statements of operations as government grants were as follows:

	Successor			Predecessor
	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,
(In thousands)	2014	2013	2012	2012
Reduction of cost of goods sold	$3,252	$2,427	$1,759	$3,061
Reduction of selling, general, and administrative expenses	$771	$743	$2,110	$4,381

We had deferred revenue of $4,733,000 and $6,283,000 related to government grants as of December 31, 2014 and 2013, respectively.

Research and development

We conduct research and development programs that are expected to contribute to future earnings. Such costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Company-funded research and development expenses were approximately $15,560,000, $15,543,000, $8,567,000 and $17,437,000, for the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012, and the period January 1, 2012 to August 14, 2012, respectively.

Customer-funded research and development expenses, recorded as an offset to research and development expense in selling, general and administrative expenses, were approximately $1,125,000, $969,000, $933,000 and $34,000 for the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012, and the period January 1, 2012 to August 14, 2012, respectively.

Cash and cash equivalents

All cash balances and highly liquid investments with maturities of ninety days or less when acquired are considered cash and cash equivalents. The carrying amount of cash equivalents approximates fair value.

Trade accounts receivable and allowance for doubtful accounts

Trade accounts receivable is stated at net realizable value, which approximates fair value. Substantially all of our trade accounts receivable are due from customers in the original equipment and aftermarket automotive industries, both domestically and internationally. Trade accounts receivable include notes receivables of $38,541,000 and $27,154,000 as of December 31, 2014 and 2013, respectively. Trade accounts receivable is reduced by an allowance for amounts that are expected to become uncollectible in the future and for disputed items. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for doubtful customer accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is developed based on several factors including customers' credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Definite-lived intangible assets have been stated at estimated fair value as of August 14, 2012 as a result of applying purchase accounting. The values of other intangible assets with determinable useful lives are amortized on a basis to reflect the pattern of economic benefit consumed. Prior to the application of purchase accounting, intangible assets were stated at estimated fair value as a result of fresh-start reporting, in accordance with FASB ASC Topic 852, Reorganizations, based upon the value assigned by the Bankruptcy Court upon our emergence from Bankruptcy on December 6, 2007. Certain amortization of intangibles associated with specific customers is recorded as a reduction of sales.

Foreign currency translation

Each of our foreign subsidiaries' functional currency as of December 31, 2014, is its local currency, with the exception of our subsidiaries in Mexico, for which the U.S. dollar is the functional currency since substantially all of the purchases and sales are denominated in U.S. dollars, and in Hungary, for which the Euro is the functional currency as substantially all of the purchases and sales are denominated in Euro. Financial statements of foreign subsidiaries for which the functional currency is their local currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and at the average exchange rate for each year for revenue and expenses. Translation adjustments are recorded as a separate component of equity and reflected in other comprehensive income (loss) (“OCI”). For each of our foreign subsidiaries, gains and losses arising from transactions denominated in a currency other than the functional currency are included in the accompanying consolidated statements of operations. We evaluate our foreign subsidiaries' functional currency on an ongoing basis.

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

Warranty

We provide certain warranties relating to quality and performance of our products. An allowance for the estimated future cost of product warranties and other defective product returns is based on management's estimate of product failure rates and customer eligibility and is recorded as a component of cost of goods sold. If these factors differ from management's estimates, revisions to the estimated warranty liability may be required. The specific terms and conditions of the warranties vary depending upon the customer and the product sold.

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

Earnings per share

For the Predecessor, basic earnings per share are calculated by dividing net income attributable to common stockholders by the weighted average shares outstanding during the period. For the Successor, basic earnings per share are calculated by dividing net income attributable to common stockholders by the weighted average shares outstanding during the period and assuming the additional 272,851 shares issued in respect of the contribution of Imaging were outstanding for the entire period under common control, or August 2012 through December 31, 2014.
Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares and related adjustment to net income attributable to common stockholders related to all potentially dilutive securities. For the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012 and the period January 1, 2012 to August 14, 2012, in applying the treasury stock method, equivalent shares of unvested restricted stock and restricted stock units of 116,073, 181,603, 465,673 and 349,805, respectively, were included in the weighted average shares outstanding in the diluted calculation. Anti-dilutive stock options of 319,659 and 218,050 were excluded from the calculation of dilutive earnings per share for the years ended December 31, 2014 and 2013, respectively.

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

Recent accounting adoptions

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain limited exceptions. ASU 2013-11 is effective for annual reporting periods beginning on or after December 15, 2013 and interim periods within those annual periods with earlier adoption permitted. We adopted this guidance on January 1, 2014. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

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

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in FASB ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and liabilities remeasured and disclosed at fair value on a recurring basis as of December 31, 2014 and 2013, are set forth in the table below:

	Successor
	As of December 31, 2014			As of December 31, 2013
(In thousands)	Asset/ (liability)	Level 2	Valuation technique	Asset/ (liability)	Level 2	Valuation technique
Interest rate swap contracts	$(2,848)	$(2,848)	C	$727	$727	C
Foreign exchange contracts	(7,339)	(7,339)	C	3,417	3,417	C
Commodity contracts	(4,088)	(4,088)	C	(1,333)	(1,333)	C

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

 The following table presents our defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2014:

(In thousands of dollars)	Total	Level 1	Valuation technique
U.S. Plans:
Interest-bearing cash and equivalents	$1,949	$1,949	A
Investments with Registered Investment Companies:
Fixed income securities	15,127	15,127	A
Equity securities	27,198	27,198	A
	44,274	44,274
Non U.S. Plans:
Interest-bearing cash and equivalents	7,279	7,279	A
Investments with Registered Investment Companies:
Fixed income securities	4,390	4,390	A
Equity securities	6,756	6,756	A
	18,425	18,425
Total	$62,699	$62,699

The following table presents our defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2013:

(In thousands of dollars)	Total	Level 1	Valuation technique
U.S. Plans:
Interest-bearing cash and equivalents	$2,563	$2,563	A
Investments with Registered Investment Companies:
Fixed income securities	14,550	14,550	A
Equity securities	25,798	25,798	A
	42,911	42,911
Non U.S. Plans:
Interest-bearing cash and equivalents	6,417	6,417	A
Investments with Registered Investment Companies:
Fixed income securities	3,858	3,858	A
Equity securities	6,800	6,800	A
	17,075	17,075
Total	$59,986	$59,986

Investments with registered investment companies are valued at the closing price reported on the active market on which the funds are traded.

In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets (see Notes 6, 7 and 14) and certain assets acquired in business acquisitions (see Note 21). We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on our assumptions as observable inputs are not available. As such, we have determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

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

As of December 31, 2014 and 2013, we had the following outstanding foreign currency contracts that were entered into to hedge forecasted purchases and revenues, respectively:

	Successor
(In thousands)	Currency denomination as of December 31,
Foreign currency contract	2014	2013
South Korean Won Forward	$82,907	$74,368
Mexican Peso Contracts	$69,625	$73,520
Brazilian Real Forward	$12,318	$11,427
Hungarian Forint Forward	€12,646	€14,416
Great Britain Pound Forward	£300	£3,735

Accumulated unrealized net losses of $4,662,000 and gains of $2,753,000 were recorded in AOCI as of December 31, 2014 and 2013, respectively. As of December 31, 2014, losses of $5,063,000 are expected to be reclassified to the consolidated statement of operations within the next twelve months. During the year ended December 31, 2014, the Company hedged a firm commitment for foreign currency settlements in South Korean Won. The Company recognized an immaterial fair value hedge loss in cost of goods sold, which offset the foreign currency loss on the related hedged item during the year ended December 31, 2014. Any ineffectiveness during each of the periods presented was immaterial.

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

On March 27, 2013, we also entered into a designated interest rate swap agreement for $72,000,000 of the outstanding principal balance of our long term debt. Under the terms of the new interest rate swap agreement, we swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 2.75% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72,000,000, and is reduced by $187,500 quarterly from the effective date. This interest rate swap has been designated as a cash flow hedging instrument. Accumulated unrealized losses of $282,000, excluding the tax effect, were recorded in AOCI as of December 31, 2014, and there were gains of $1,455,000 recorded as of December 31, 2013. As of December 31, 2014, no gains are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during each of the periods presented was immaterial.

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

We had thirty-seven commodity price hedge contracts outstanding at December 31, 2014, and thirty-two commodity price hedge contracts outstanding at December 31, 2013, with combined notional quantities of 8,196 and 6,368 metric tons of copper, respectively. These contracts mature within the next eighteen months. These contracts were designated as cash flow hedging instruments. Accumulated unrealized net losses of $4,092,000 and $1,261,000, excluding the tax effect, were recorded in AOCI as of December 31, 2014 and 2013, respectively. As of December 31, 2014, pre-tax losses of $3,466,000 are expected to be reclassified to the accompanying consolidated statement of operations within the next 12 months. Hedge ineffectiveness during each of the periods presented was immaterial.

Other

We present our derivative positions and any related material collateral under master netting agreements on a gross basis. We have entered into International Swaps and Derivatives Association agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require us to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of December 31, 2014, we have not posted any collateral to support its derivatives in a liability position.

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

Successor
	Asset derivatives			Liability derivatives
(In thousands)	Balance sheet location	December 31, 2014	December 31, 2013	Balance sheet location	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Commodity contracts	Prepaid expenses and other current assets	$—	$257	Other current liabilities and accrued expenses	$3,515	$—
Commodity contracts	Other noncurrent assets	—	195	Other noncurrent liabilities	573	1,785
Foreign currency contracts	Prepaid expenses and other current assets	869	3,630	Other current liabilities and accrued expenses	7,316	141
Foreign currency contracts	Other noncurrent assets	—	108	Other noncurrent liabilities	892	180
Interest rate swap contracts	Other noncurrent assets	—	1,455	Other noncurrent liabilities	282	—
Total derivatives designated as hedging instruments		$869	$5,645		$12,578	$2,106
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Other noncurrent assets	$—	$—	Other noncurrent liabilities	$2,566	$728
Total derivatives not designated as hedging instruments		$—	$—		$2,566	$728

 The following tables disclose the effect of the Successor Company's derivative instruments on the accompanying consolidated statement of operations for the year ended December 31, 2014 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(6,143)	Cost of goods sold	$(3,311)	Cost of goods sold	$(68)
Foreign currency contracts	(7,815)	Cost of goods sold	2,626	Cost of goods sold	—
Interest rate swap contracts	(1,737)	Interest expense–net	—	Interest expense–net	—
	$(15,695)		$(685)		$(68)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap	Interest expense–net	$(1,837)

The following tables disclose the effect of the Successor Company's derivative instruments on the accompanying consolidated statement of operations for the year ended December 31, 2013 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(5,708)	Cost of goods sold	$(4,803)	Cost of goods sold	$(54)
Foreign currency contracts	4,337	Cost of goods sold	5,619	Cost of goods sold	—
Interest	1,455	Interest expense–net	—	Interest expense–net	—
	$84		$816		$(54)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap contracts	Interest expense–net	$1,490

The following tables disclose the effect of the Successor Company's derivative instruments on the accompanying consolidated statement of operations for the period August 15, 2012 to December 31, 2012 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(516)	Cost of goods sold	$(160)	Cost of goods sold	$4
Foreign currency contracts	6,129	Cost of goods sold	1,502	Cost of goods sold	—
	$5,613		$1,342		$4

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap contracts	Interest expense–net	$(134)

The following tables disclose the effect of the Predecessor Company's derivative instruments on the accompanying consolidated statement of operations for the period January 1, 2012 to August 14, 2012 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(234)	Cost of goods sold	$(2,781)	Cost of goods sold	$(24)
Foreign currency contracts	9,763	Cost of goods sold	(3,368)	Cost of goods sold	—
	$9,529		$(6,149)		$(24)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap contracts	Interest expense–net	$(332)

Concentrations of credit risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of accounts receivable and cash investments. We require placement of cash in financial institutions evaluated as highly creditworthy. Our customer base includes global light and commercial vehicle manufacturers and a large number of retailers, distributors and installers of automotive aftermarket parts. Our credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. We conduct a significant amount of business with GM, Hyundai Motor Company ("Hyundai") and three large automotive parts retailers. Net sales to these customers in the aggregate represented 44%, 47%, 49% and 50% of our net sales for the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012 and the period January 1, 2012 to August 14, 2012, respectively.

GM represents one of our largest customers and accounted for approximately 12%, 16%,19% and 22% of our net sales for the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012 and the period January 1, 2012 to August 14, 2012, respectively. Net sales to our other largest customer, Hyundai, accounted for approximately 12%, 10%, 9%, and 9% of our net sales for the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012 and the period January 1, 2012 to August 14, 2012, respectively.

Accounts receivable factoring arrangements

We have entered into factoring agreements with various domestic, Korean and European financial institutions to sell our accounts receivable under nonrecourse agreements. These are treated as a sale. The transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any domestic accounts after the factoring has occurred. We do not have any servicing assets or liabilities. We utilize factoring arrangements as an integral part of financing for us. The cost of factoring such accounts receivable is reflected in the accompanying consolidated statements of operations as interest expense with other financing costs. The cost of factoring such accounts receivable for the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012 and the period January 1, 2012 to August 14, 2012 was $4,729,000, $5,710,000, $2,245,000 and $3,227,000, respectively. Gross amounts factored under these facilities as of December 31, 2014 and 2013, were $229,696,000 and $244,940,000, respectively. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition.

5. Inventories

Net inventories consisted of the following:

	Successor
	As of December 31,
(In thousands)	2014	2013
Raw materials	$46,049	$42,322
Core inventory	36,034	36,581
Work-in-process	7,827	8,398
Finished goods	74,233	72,039
	$164,143	$159,340

Raw materials also include materials consumed in the manufacturing and remanufacturing process, but not directly incorporated into the finished products.

6. Property, plant and equipment

Property, plant and equipment consisted of the following:

	Successor
	As of December 31,
(In thousands)	2014	2013
Land and buildings	$41,803	$40,723
Machinery and equipment	184,270	161,958
	$226,073	$202,681
Depreciation and amortization expense of property, plant, and equipment, including assets recorded under capital leases, for the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012 and the period January 1, 2012 to August 14, 2012 was $25,854,000, $26,461,000, $9,660,000 and $11,763,000, respectively.

7. Goodwill and other intangible assets
The following table represents the carrying value of other intangible assets:

	Successor
	As of December 31, 2014			As of December 31, 2013
(In thousands)	Carrying value	Accumulated amortization	Net	Carrying value	Accumulated amortization	Net
Definite-life intangibles:
Intellectual property	$27,833	$2,980	$24,853	$12,434	$1,484	$10,950
Customer relationships	206,960	50,558	156,402	197,960	28,691	169,269
Customer contract	93,642	63,285	30,357	80,311	38,059	42,252
Lease intangible	420	219	201	—	—	—
Total	328,855	117,042	211,813	290,705	68,234	222,471
Indefinite-life intangibles:
Trade names	86,210	—	86,210	85,510	—	85,510
Intangible assets, net	$415,065	$117,042	$298,023	$376,215	$68,234	$307,981
Goodwill	$259,586	$—	$259,586	$242,105	$—	$242,105

Successor

On January 13, 2014, we acquired substantially all of the assets of United Starters and Alternators Industries, Inc. ("USA Industries") pursuant to the terms and conditions of the Asset Purchase Agreement. See Note 21 for further information. As a result of the acquisition, we assigned values to all assets and liabilities acquired, including the customer relationships intangible of $9,000,000 with a useful life of 10.0 years, $700,000 to value the USA Industries trade name with an indefinite life, $328,000 to out-of-market lease intangibles recognized over the remaining term of the lease agreements, and $17,481,000 to goodwill in the purchase price allocation during the year ended December 31, 2014.

Intellectual property and trade names were valued based on the relief of royalty approach. This method allocates value based on what the Company would be willing to pay as a royalty to a third-party owner of the intellectual property or trade name in order to exploit the economic benefits.

As of August 14, 2012, a total value of $9,114,000 was allocated to intellectual property and will be amortized over 10.0 years. In the years ended December 31, 2014 and 2013 and the period August 15, 2012 to December 31, 2012, we added $15,399,000, $2,575,000 and $745,000 of intellectual property, respectively, with a weighted average life of approximately 17.1 years, 15.0 years, and 15.0 years, respectively. The intellectual property additions during the year ended December 31, 2014, included $13,930,000 in intellectual property intangibles in connection with a cross licensing arrangement with Tecnomatic as part of a legal settlement (See Note 20) and $1,469,000 of patent filing costs. The Level 3 fair value associated with the Tecnomatic cross licensing arrangement was determined by an independent appraiser using the relief of royalty approach. This method allocates value based on what the Company would be willing to pay as a royalty to a third-party owner of the intellectual property or trade name in order to exploit the economic benefits. The weighted average useful life of intellectual property intangibles was 14.5 years as of December 31, 2014.

As of August 14, 2012, the trade names were valued at $85,510,000 and assigned an indefinite life. The Company uses a number of trade names covering its products including “Remy,” and “Delco-Remy.” These trade names represent the goodwill and reputation that the Company has built up through the years by selling high-quality products to its customers.

Customer contract intangibles and customer relationships were valued using an excess earnings approach after considering a fair return on fixed assets, working capital, trade names, intellectual property, and assembled workforce. As of August 14, 2012, customer contract intangibles were assigned a value of $75,620,000 with a weighted average useful life of 3.3 years. During the years ended December 31, 2014 and 2013 and the period August 15, 2012 to

December 31, 2012, we had additions of approximately $13,331,000, $3,883,000 and $808,000, respectively, with a weighted average useful life of 2.0 years, 4.0 years and 5.0 years, respectively, based on the estimated useful lives of the contracts. The weighted average useful life of the customer contract intangibles was 3.2 years as of December 31, 2014. We do not typically assume a renewal or extension of the terms in determining the amortization period.

As of August 14, 2012, a value of $197,960,000 was assigned to customer relationships and will be amortized on a straight-line basis over 10.0 years. In addition, Imaging had $476,000 of customer relationships in the opening balance sheet of the Successor, based on historical balances with a useful life of 1.4 years. The weighted average useful life of the customer relationship intangibles was 10.0 years as of December 31, 2014.

Predecessor

Prior to August 14, 2012, Old Remy had intellectual property primarily consisted of patent filing costs, purchases of intellectual property, and $9,000,000 assigned as a result of applying fresh-start accounting in 2007 for the value of trade secrets, patents, and regulatory approvals. The value assigned in fresh-start accounting was based on the relief from royalty method utilizing the forecasted revenue and applying a royalty rate based on similar arm's length licensing transactions.

Prior to August 14, 2012, Old Remy had customer relationships consisting of $35,500,000 assigned during fresh-start in 2007 based on the value of its relationship with certain customers and the ability to generate future recurring income. The amortization period was 10.0 years based on an estimate of the remaining useful life.

Prior to August 14, 2012, Old Remy had customer contract intangibles consisting of the excess of the prices paid for the cores and inventory over fair value, and the value of any agreed support for new contracts with customers and $29,800,000 assigned as a result of applying fresh-start accounting in 2007 based on its contracts with certain customers and the associated revenue streams.

As a result of fresh-start accounting, Old Remy recorded $59,700,000 of trade names based on the earnings potential and relief of costs associated with licensing the trade names. Old Remy's trade names were assigned an indefinite life. As a result of the change in economic conditions in 2010, Old Remy reassessed the useful life of a certain indefinite life trade name. On December 31, 2010, it assigned a 10-year useful life to the trade name which had a value of $6,000,000.

In the fourth quarter of 2014, 2013 and 2012, the Successor and Predecessor companies performed their annual quantitative impairment analysis of goodwill, which indicated that the estimated fair value of each reporting unit with goodwill substantially exceeded its corresponding carrying amount, and as such, no reporting unit was at risk of impairment. The Successor and Predecessor companies also performed their annual impairment analysis for the indefinite-lived trade names in the fourth quarter of 2014, 2013 and 2012 using a quantitative assessment, and concluded that no impairment existed as of the testing dates.

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

Definite-lived intangible assets are being amortized to reflect the pattern of economic benefit consumed. We do not assume any residual value in our intangible assets. Amortization expense of definite-lived intangibles for the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012 and the period January 1, 2012 to August 14, 2012 was $48,717,000, $49,993,000, $18,726,000 and $11,592,000, respectively. Estimated future amortization, in thousands, for intangibles with definite lives as of December 31, 2014 was as follows:

2015	$44,601
2016	32,416
2017	23,673
2018	21,955
2019	21,843

8. Other noncurrent assets

Other noncurrent assets primarily consisted of core return rights of $38,940,000 and noncurrent deferred tax assets of $12,028,000 as of December 31, 2014. Other noncurrent assets primarily consisted of core return rights of $37,250,000 and noncurrent deferred tax assets of $8,526,000 as of December 31, 2013.

9. Other current liabilities and accrued expenses

Other current liabilities and accrued expenses consist of the following:

	Successor
	As of December 31,
(In thousands)	2014	2013
Accrued warranty	$22,583	$27,083
Accrued wages and benefits	18,784	20,706
Current portion of customer obligations	2,234	4,560
Rebates, stocklifts, discounts and returns	20,282	18,922
Current deferred revenue	865	2,270
Other	63,761	37,335
	$128,509	$110,876

Changes to our current and noncurrent accrued warranty were as follows:

	Successor			Predecessor
	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,
(In thousands)	2014	2013	2012	2012
Balance at beginning of period	$30,781	$27,194	$32,278	$30,278
Provision for warranty	41,861	44,215	9,713	26,568
Payments and charges against the accrual	(47,993)	(40,628)	(14,797)	(24,568)
Increased warranty accruals due to business acquisitions (Note 21)	1,363	—	—	—
Balance at end of period	$26,012	$30,781	$27,194	$32,278

10. Other noncurrent liabilities

Other noncurrent liabilities consist of the following:

	Successor
	As of December 31,
(In thousands)	2014	2013
Noncurrent deferred revenue	3,967	4,757
Other	22,516	20,028
	$26,483	$24,785

11. Debt

Borrowings under long-term debt arrangements, net of discounts, consisted of the following:

	Successor
	As of December 31,
(In thousands)	2014	2013
Asset-Based Revolving Credit Facility- Maturity date of September 5, 2018	$—	$—
Term B Loan, as Amended and Restated - Maturity date of March 5, 2020	293,637	296,567
Total Senior Credit Facility and Notes	293,637	296,567
Capital leases and other obligations	8,167	2,226
Less current maturities	(3,509)	(3,392)
Long-term debt less current maturities	$298,295	$295,401

Future maturities of long-term debt outstanding at December 31, 2014, including capital lease obligations and excluding original issue discount, in thousands, consist of the following:

2015	$3,509
2016	3,527
2017	3,467
2018	3,375
2019	3,287
Thereafter	279,202

On December 31, 2014, in connection with the completion of the Transaction, Remy International, Inc. and certain subsidiaries entered into a Second Amendment to the ABL Revolver Credit Agreement (“ABL Second Amendment”) and a Second Amendment and Restatement of the Term B Loan Credit Agreement (“Term B Second Amendment”) (collectively, the “Amendments”).

The Amendments permit the Transaction to occur, add New Remy Holdco Corp. and New Remy Corp. as guarantors of the obligations under the foregoing credit facilities, and make conforming changes to reflect the effects of the Transaction. There are no other changes that materially modify the foregoing credit facilities.

The ABL Second Amendment bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL Second Amendment maintains the current availability at $95,000,000, but may be increased, under certain circumstances, by $20,000,000. The ABL Second Amendment is secured by substantially all domestic accounts receivable and inventory. At December 31, 2014, the revolver balance was zero. Based upon the collateral supporting the ABL Second Amendment, the amount borrowed, and the outstanding letters of credit of $13,810,000, there was additional availability for borrowing of $57,777,000 on December 31, 2014. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL Second Amendment.

The Term B Second Amendment bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3.0% per year with an original issue discount of $750,000. The Term B Second Amendment also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Term B Second Amendment is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL Second Amendment. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Term B Second Amendment facility is subject to an excess cash flow calculation, which may require the payment of additional principal on an annual basis. As of December 31, 2014, the excess cash flow calculation was zero. At December 31, 2014, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.

On March 5, 2013, we entered into a First Amendment to our existing ABL Revolver Credit Agreement ("ABL First Amendment") to extend the maturity date of the Asset-Based Revolving Credit Facility ("ABL") from December 17,

2015 to September 5, 2018 and reduce the borrowing rate. On March 5, 2013, we entered into a $300,000,000 Amended and Restated Term B Loan Credit Agreement (“Term B First Amendment”) to refinance the existing $286,978,000 Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the borrowing rate. As a result of the March 2013 Refinancing of our Term B Loan syndication, we recorded a loss on extinguishment of debt and refinancing fees of $2,737,000 during the quarter ended March 31, 2013.

As of December 31, 2014, the estimated fair value of our Term B Second Amendment was $290,693,000, which was $2,944,000 less than the carrying value. As of December 31, 2013, the estimated fair value of our Term B First Amendment was $300,157,000, which was $3,590,000 more than the carrying value. The Level 2 fair market values were based on established market prices as of December 31, 2014 and 2013. The fair value estimates do not necessarily reflect the values we could realize in the current markets. Because of their short-term nature or variable interest rate, we believe the carrying value for short-term debt and the revolving credit agreement closely approximates their fair value.

All credit agreements contain various covenants and representations that are customary for transactions of this nature. We are in compliance with all covenants as of December 31, 2014. The credit agreements contain various restrictive covenants, which include, among other things: (i) a maximum leverage ratio; (ii) a minimum interest coverage ratio; (iii) mandatory prepayments upon certain asset sales and debt issuances; and (iv) limitations on the payment of dividends in excess of a specified amount. The term loan also includes events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity.

Short-term debt

We have revolving credit facilities with three Korean banks with a total facility amount of approximately $11,827,000 of which $1,820,000 was borrowed at an average interest rate of 2.9% at December 31, 2014. In Hungary, there is one revolving credit facility with one bank for a total facility amount of approximately of $1,137,000 of which nothing was borrowed at December 31, 2014. In China there is a revolving credit facility with one bank for a total credit facility of $10,000,000 of which $5,941,000 was borrowed at an average interest rate of 3.80% at December 31, 2014.

Capital leases and other obligations

Capital leases have been capitalized using nominal interest rates ranging from 4.0% to 15.1% as determined by the dates we entered into the leases. We had assets under capital leases of approximately $2,810,000 at December 31, 2014 and approximately $2,614,000 at December 31, 2013, net of accumulated amortization.

On December 29, 2014, we entered into a leaseback financing arrangement with an independent third party involving the sale of a distribution facility with a net book value of approximately $11,855,000 at December 31, 2014. We continue to maintain the facility on our books and have included the proceeds from the sale of the facility as a financing obligation totaling $5,800,000 bearing an implied interest rate of 6.5%.

12. Stockholders' equity

Successor

Parent company investment

As of August 14, 2012 when FNF obtained a controlling interest in Old Remy and purchase accounting was applied, the equity accounts were combined on the balance sheet into Parent company investment. During the period from August 15, 2012 through December 31, 2014 immediately prior to the consummation of the Transaction, all equity activity except Accumulated other comprehensive income was included in Parent company investment. In connection with the Transaction on December 31, 2014, the remaining balance of Parent company investment was reclassified as additional paid-in-capital, after giving effect for the par value of the outstanding common stock. See the accompanying consolidated statements of changes in stockholders' equity.

Common stock and preferred stock

In connection with the Transaction closing on December 31, 2014, we amended our Amended and Restated Certificate of Incorporation, which is substantially identical to Old Remy's Amended and Restated Certificate of Incorporation in effect immediately prior to the closing of the Transaction. The rights of stockholders after the closing of the Transaction, as a matter of state law and under the relevant organizational documents, are fundamentally the same as the rights of stockholders that were in effect immediately prior to the consummation of the Transaction.

Under the Amended and Restated Certificate of Incorporation, the Company is authorized to issue 280,000,000 shares, consisting of 240,000,000 shares of common stock, par value $0.0001 per share, and 40,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2014, there were 32,201,086 common stock shares outstanding and no preferred stock shares outstanding.

The holders of common stock are entitled to one vote on all matters properly submitted on which the common stockholders are entitled to vote.

Share Repurchase Program

On February 18, 2015, the Board of Directors approved a share repurchase program, effective February 23, 2015, under which we may repurchase up to $100,000,000 of our outstanding common stock shares.  Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 28, 2018.

Dividend payments

On February 6, 2015, our Board of Directors declared a quarterly cash dividend of ten cents ($0.10) per share. The dividend will be payable in cash on February 27, 2015 to stockholders of record as of the close of business on February 17, 2015. As of December 31, 2014, a dividend payable of $267,000 was recorded for unvested restricted stock and is payable upon vesting.

Since May 2012, the Old Remy Board of Directors have declared quarterly cash dividends of ten cents ($0.10) per share, and paid amounts totaling $12,851,000 and $12,669,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2013, a dividend payable of $425,000 was recorded for unvested restricted stock and is payable upon vesting.

Predecessor

December 2012 employee stock purchase plan

On December 21, 2012, Old Remy completed its Employee Stock Purchase plan which resulted in the issuance of 11,107 shares of Old Remy common stock. The offering was for shares of common stock in a subscription offering to eligible employees of Old Remy and certain of their immediate family members. This was the initial public offering of Old Remy common stock. The initial public offering price was $17.00 per share.

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

Treasury stock

During 2014 and 2013, Old Remy withheld 114,291 shares at cost, or $2,505,000 and 67,087 shares at cost, or $1,248,000, respectively, to satisfy tax obligations for vesting of restricted stock granted to our employees under the Old Remy Omnibus Incentive Plan, or "Omnibus Incentive Plan". In addition, 144,198 shares and 67,370 shares were forfeited and returned to treasury stock during the years ended December 31, 2014 and 2013, respectively, for no value pursuant to the Omnibus Incentive Plan. In connection with the Transaction, the Company retired 526,413 shares of treasury stock on December 31, 2014 with a carrying value of $3,982,000 as a reduction to additional paid-in capital.

13. Accumulated other comprehensive income (loss)

The following table discloses the changes in each component of accumulated other comprehensive income (loss), net of tax for the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012 and the period January 1, 2012 to August 14, 2012 (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on currency hedges	Unrealized gains (losses) on commodity hedges	Interest rate swaps	Employee benefit plan adjustment	Accumulated other comprehensive income (loss)
Balances at December 31, 2011	$(22,624)	$(9,513)	$(8,858)	$(1,574)	$(23,161)	$(65,730)
Other comprehensive income (loss) before reclassifications	(3,030)	5,700	(1,731)	—	407	1,346
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,898	2,805	—	(513)	5,190
Other comprehensive income (loss)	(3,030)	8,598	1,074	—	(106)	6,536
Predecessor balances at August 14, 2012	(25,654)	(915)	(7,784)	(1,574)	(23,267)	(59,194)

Successor balances at August 15, 2012	—	—	—	—	—	—
Other comprehensive income (loss) before reclassifications	5,790	5,144	(1,790)	—	1,545	10,689
Amounts reclassified from accumulated other comprehensive income (loss)	—	(926)	95	—	18	(813)
Other comprehensive income (loss)	5,790	4,218	(1,695)	—	1,563	9,876
Successor balances at December 31, 2012	5,790	4,218	(1,695)	—	1,563	9,876
Other comprehensive income (loss) before reclassifications	3,651	3,032	(3,044)	886	6,298	10,823
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4,497)	2,963	—	5	(1,529)
Other comprehensive income (loss)	3,651	(1,465)	(81)	886	6,303	9,294
Successor balances at December 31, 2013	9,441	2,753	(1,776)	886	7,866	19,170
Other comprehensive income (loss) before reclassifications	(7,851)	(5,507)	(2,237)	(1,058)	(11,296)	(27,949)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,908)	2,058	—	(754)	(604)
Other comprehensive income (loss)	(7,851)	(7,415)	(179)	(1,058)	(12,050)	(28,553)
Successor balances at December 31, 2014	$1,590	$(4,662)	$(1,955)	$(172)	$(4,184)	$(9,383)

The following table discloses the effect of reclassifications of accumulated other comprehensive income on the accompanying consolidated statement of operations (in thousands):

	Successor			Predecessor
Details about Accumulated Other Comprehensive Income (Loss) Components	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,	Affected Line Item in the Statement Where Net Income is Presented
	2014	2013	2012	2012
Gains (losses) on cash flow hedges:
Foreign currency contracts	$2,626	$5,619	$1,502	$(3,368)	Cost of goods sold
Commodity contracts	(3,379)	(4,857)	(156)	(2,805)	Cost of goods sold
	(753)	762	1,346	(6,173)	Total before tax
	603	772	(515)	470	Tax benefit (expense)
	(150)	1,534	831	(5,703)	Net of tax

Amortization of employee benefit plan costs:
Prior service costs	$—	$—	$—	$977	Selling, general and administrative expenses
Net actuarial gain (loss)	1,098	(16)	(18)	(464)	Selling, general and administrative expenses
	1,098	(16)	(18)	513	Total before tax
	(344)	11	—	—	Tax benefit (expense)
	754	(5)	(18)	513	Net of tax

Total reclassifications for the period	$604	$1,529	$813	$(5,190)	Net of tax

14. Restructuring and other charges

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

•	Streamlining of our workforce in facilities that were not consolidated to become more cost competitive; and

•	Management realignment in efforts to simplify the structure.

Significant components of restructuring and other charges for the approved activities are (in thousands):

		Successor			Predecessor
	Total expected costs	Expense incurred in				Estimated future expense
		Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,
		2014	2013	2012	2012
2014 Activities
Severance	$1,066	$1,066	$—	$—	$—	$—
Exit costs	950	950	—	—	—	—
	$2,016	$2,016	$—	$—	$—	$—
2013 Activities
Severance	$1,976	$220	$1,756	$—	$—	$—
Exit costs	696	4	692	—	—	—
	$2,672	$224	$2,448	$—	$—	$—
2012 Activities
Severance	$4,533	$—	$795	$1,264	$2,474	$—
Exit costs	1,710	267	823	348	63	209
Other charges	1,687	—	—	—	1,687	—
	$7,930	$267	$1,618	$1,612	$4,224	$209

We intend to fund the future restructuring expenses from our existing revolver facility and funds generated from operations. Restructuring charges and asset impairments are as follows:

	Successor			Predecessor
	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,
(In thousands)	2014	2013	2012	2012
Severance and termination benefits	$1,286	$2,551	$1,351	$4,022
Exit costs	1,221	1,515	348	304
Other charges	—	—	—	1,687
Asset impairments	876	—	—	—
Total restructuring and other charges	$3,383	$4,066	$1,699	$6,013

During 2014, the severance and exit costs were primarily related to the announced closure of our New York facilities in connection with the integration of our acquisition of USA Industries and consolidation of our North American operations, as well as, ongoing costs associated with the closure of our Mezokovesd, Hungary plant. The fixed asset impairment charges primarily relate to specific equipment in our North American operations. Machinery and equipment impairment was based on estimated salvage values for equipment based on a Level 3 fair value approach.

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

Accrued restructuring

The following table summarizes the activity in our restructuring accrual:

(In thousands)	Termination benefits	Exit costs	Total
Successor accrual at December 31, 2012	3,573	106	3,679
Provision in 2013	2,551	1,515	4,066
Payments in 2013	(5,143)	(1,576)	(6,719)
Successor accrual at December 31, 2013	981	45	1,026
Provision in 2014	1,286	1,221	2,507
Payments in 2014	(2,008)	(1,194)	(3,202)
Successor accrual at December 31, 2014	$259	$72	$331

During 2015, we expect to pay substantially all of the termination benefits and the majority of the exit costs accrued as of December 31, 2014.

15. Income taxes

Income before income taxes was taxed in the following jurisdictions:

	Successor			Predecessor
	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,
(In thousands)	2014	2013	2012	2012
U.S.	$(30,333)	$(9,700)	$484	$27,565
Non-U.S.	36,461	34,463	10,774	13,304
	$6,128	$24,763	$11,258	$40,869

The following is a summary of the components of the provision for income tax expense (benefit):

	Successor			Predecessor
	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,
(In thousands)	2014	2013	2012	2012
Current:
Federal	$(33)	$1,434	$3,530	$1,917
State and local	885	(158)	456	606
Non-U.S.	9,997	15,655	(1,187)	12,210
Deferred:
Federal	(8,854)	(2,184)	1,827	(71,053)
State and local	883	176	(110)	(13,076)
Non-U.S.	(2,823)	(5,964)	(1,662)	(3,586)
Income tax expense (benefit)	$55	$8,959	$2,854	$(72,982)

For the year ended December 31, 2014, the U.S. federal and state deferred tax expense relates primarily to the utilization of net operating loss carryforwards, R&D credits and alternative minimum tax credits, and amortization of intangibles. For the year ended December 31, 2013, the U.S. federal and state deferred tax expense relates primarily to the utilization of net operating loss carryforwards, R&D credits and alternative minimum tax credits, and amortization of intangibles. For the period August 15, 2012 to December 31, 2012, the U.S. federal and state deferred tax expense relates primarily to the amortization of intangibles and depreciation of fixed assets. For the period January 1, 2012 to August 14, 2012, the U.S. federal and state deferred tax expense relates primarily to the utilization of net operating loss carryforwards and a release of the valuation allowance.

A reconciliation of income taxes at the United States federal statutory rate to the effective income tax rate was as follows:

	Successor			Predecessor
	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,
	2014	2013	2012	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of Federal tax benefit, if applicable	(8.6)	(0.5)	(6.7)	1.1
Permanent items and other	71.8	16.6	37.5	1.3
Non-U.S. operations	(35.5)	(1.4)	1.4	1.5
Valuation allowance changes affecting the provision	(61.8)	(13.5)	(41.8)	(217.5)
Effective income tax rate	0.9%	36.2%	25.4%	(178.6)%

The following table summarizes the total provision for income taxes by component:

	Successor			Predecessor
	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,
(In thousands)	2014	2013	2012	2012
Income tax expense (benefit)	$55	$8,959	$2,854	$(72,982)
Allocated to other comprehensive income (loss):
Financial instruments	6,357	72	(1,748)	2,473
Pensions	9,024	(3,758)	(3,201)	(241)

 The following is a summary of the significant components of our deferred income tax assets and liabilities.

	Successor
	As of December 31,
(In thousands)	2014	2013
Deferred tax assets:
Restructuring charges	$121	$289
Employee benefits	23,813	12,016
Inventories	3,852	2,875
Warranty	8,195	10,194
Alternative minimum tax and other credits	15,866	16,356
Net operating loss carryforwards	49,913	55,855
Customer contracts & other intangibles	1,201	1,428
Rebates, stock, discounts and returns	7,500	5,898
Unrealized gain/(loss) on financial instruments	4,177	2,481
Other	10,613	6,935
Total deferred tax assets	125,251	114,327
Valuation allowance	(7,870)	(11,917)
Deferred tax assets, net of valuation allowance	117,381	102,410
Deferred tax liabilities:
Depreciation	(11,655)	(9,189)
Goodwill and other intangibles	(87,303)	(98,912)
Trade names	(18,872)	(18,846)
Other	—	(1,309)
Total deferred tax liabilities	(117,830)	(128,256)
Net deferred tax liability	$(449)	$(25,846)

At December 31, 2014, we had unused U.S. federal net operating loss carryforwards of approximately $93,958,000 that expire during 2023 through 2026. Pursuant to Internal Revenue Code Section 382, we are limited to approximately $10,555,000 use in any one year of the pre-bankruptcy net operating loss carryforward and credit equivalents in our federal income tax return. We also had unused U.S. alternative minimum tax credit carryforwards of $3,234,000 that may be carried forward indefinitely. In addition, we had research and development credit carry forwards for federal and state purposes of $12,632,000 that will expire during 2017 through 2034.

At December 31, 2014, and 2013, we had unused Non-U.S. loss carryforwards totaling $60,737,000 and $63,728,000, respectively. Foreign net operating loss carryforwards totaling $18,849,000 will expire during 2015 through 2024, and foreign net operating loss carryforwards totaling $41,888,000 have no expiration.

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

For the period January 1, 2012 to August 14, 2012, as part of our review in determining the need for a valuation allowance, we assessed the potential release of existing valuation allowances. Based upon this assessment, the valuation allowance previously recorded against the net deferred tax assets in the United States has been reversed resulting in a discrete income tax benefit of $84,705,000 during that period. Our conclusion was based on cumulative three year pretax income for United States federal taxes, consecutive years of pretax income for United States federal taxes, and the anticipation of continuing profitability based on existing contractual arrangements which are expected to produce more than enough taxable income to realize the deferred tax assets based on existing sales prices and cost structure and our current Internal Revenue Code Section 382 limitations. The Company has consistently generated taxable income in the United States for all reporting periods presented and taxable income is expected to be realized in the United States in future reporting periods. The United States losses before taxes in the Successor periods is due to amortization of certain intangible assets that have no impact on taxable income.

At December 31, 2014, the Company has retained a United States valuation allowance of approximately $5,139,000 on certain state deferred tax assets. During 2013, there was a release of a valuation allowance in the amount of $2,703,000 due to the expiration of a capital loss which had a full valuation allowance. During 2013, an increase of $2,102,000 was made to the United States valuation allowance against the utilization of state tax credits.

During 2014 and 2013, the Company concluded that certain Non-U.S. locations no longer needed a valuation allowance and recorded the release of $3,359,000 and $2,733,000, respectively, of valuation allowance, which was recognized as an income tax benefit. The release was due to either effects of the change in tax law or the three year cumulative and consecutive year income before tax for certain foreign tax jurisdictions as well as anticipation of continuing profitability.

Income tax payments, net of refunds including state taxes, were $17,126,000, $7,355,000, $2,590,000 and $10,429,000 for the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012 and the period January 1, 2012 to August 14, 2012, respectively.

FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in companies' financial statements. As a result, we apply a more-likely-than-not recognition threshold for all tax uncertainties. It only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor			Predecessor
	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,
(In thousands)	2014	2013	2012	2012
Balance at January 1,	$9,838	$9,164	$5,024	$4,592
Additions based on tax positions related to the current year	235	987	2,265	432
Additions for tax positions of prior years	403	457	1,875	—
Reductions for tax positions of prior years	—	(116)	—	—
Settlements	—	(654)	—	—
Reductions relating to a lapse of applicable statute of limitations	(861)	—	—	—
Balance at December 31,	$9,615	$9,838	$9,164	$5,024

At December 31, 2014 and 2013, we have total unrecognized tax benefits of $10,811,000 and $11,456,000, respectively, that have been recorded as other noncurrent liabilities, and we are uncertain as to if or when such amounts may be settled. We recognized interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of December 31, 2014 and 2013, we accrued approximately $1,196,000 and $1,618,000, respectively, for the payment of interest and penalties. During the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012 and the period January 1, 2012 to August 14, 2012, we recognized a benefit of $422,000, and expense of $432,000, $173,000 and $225,000, respectively, for penalties and interest. During the next twelve months, it is reasonably possible that $6,500,000 of unrecognized tax benefits will reverse due to expiration of the statute of limitations.

The Company has applied for a bilateral Advanced Pricing Agreement between Korea and the United States, covering tax years 2007 to 2014. At this time, no settlement has been reached, but a settlement could reasonably occur within the next twelve months. A reasonable estimate of the outcome is not determinable at this time.

United States income taxes have not been provided on accumulated but undistributed earnings of approximately $288,000,000 of our Non-U.S. subsidiaries as these earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal or state income taxes or Non-U.S. withholding taxes has been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to a reduction for Non-U.S. tax credits) and withholding taxes payable to the various Non-U.S. countries. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable because of the complexities of its hypothetical calculation.

We operate in multiple jurisdictions throughout the world. We are no longer subject to U.S. federal tax examinations for years before 2007 or state and local for years before 2007, with limited exceptions. For federal purposes, the tax attributes carried forward could be adjusted through the examination process and are subject to examination 3 years from the date of utilization. Furthermore, we are no longer subject to income tax examinations in major Non-U.S. tax jurisdictions for years prior to 2007, with limited exceptions.

16. Employee benefit plans

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

We offer a supplemental executive retirement pension plan to selected former executive officers of our company. The plan offers retirement benefits ranging from 30% to 50% of the participant's average salary for five consecutive years prior to receiving benefits. As of December 31, 2014, there were five participants in the plan of which none are active employees.

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

The changes in benefit obligations and plan assets, components of expense and assumptions for the postretirement healthcare and life insurance plans are as follows:

	Postretirement healthcare and life insurance plans
	Successor			Predecessor
	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,
(In thousands of dollars)	2014	2013	2012	2012
Change in benefit obligations
Benefit obligation at beginning of period	$2,246	$2,682
Service cost	—	—
Interest cost	83	77
Amendments	—	—
Actuarial (gain) loss	(36)	(154)
Benefits paid	(304)	(359)
Benefit obligation at end of period	$1,989	$2,246

Change in plan assets
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	304	359
Benefits paid	(304)	(359)
Fair value of plan assets at end of period	$—	$—
Funded status	$(1,989)	$(2,246)

Amounts recognized in statement of financial position consist of:
Current liabilities	$(505)	$(618)
Noncurrent liabilities	(1,484)	(1,628)
Net amount recognized	$(1,989)	$(2,246)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$(47)	$(76)
Prior service credit	—	—
Accumulated other comprehensive loss	$(47)	$(76)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net Periodic Benefit Cost
Service cost	$—	$—	$—	$—
Interest cost	83	77	40	57
Amortization of prior service cost	—	—	—	(977)
Recognized net actuarial loss	(65)	56	—	(287)
Settlement gain	—	—	—	—
Net periodic cost (benefit)	$18	$133	$40	$(1,207)

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	$(36)	$(154)	$22	$—
Prior service credit	—	—	—	—
Amortization of prior service cost	—	—	—	977
Recognized net actuarial (loss) gain	65	56	—	287
Total recognized in other comprehensive loss (income)	29	(98)	22	1,264
Total recognized in net (benefit) cost and OCI	$47	$35	$62	$57

Weighted-average assumptions
U.S. assumptions:
Discount rate for benefit obligation	3.83%	4.73%	3.85%	4.28%
Discount rate for net periodic benefit cost	4.73%	3.85%	4.28%	4.28%
Rate of compensation increase	—%	—%	—%	—%

The changes in benefit obligations and plan assets and components of expense for the pension plans are as follows:

	Pension benefits
	Successor			Predecessor
	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,
(In thousands of dollars)	2014	2013	2012	2012
Change in benefit obligations
Benefit obligation at beginning of period	$79,478	$79,477
Service cost	1,073	1,035
Interest cost	3,550	3,278
Korea benefit obligation	—	4,965
Actuarial (gain) loss	16,597	(6,207)
Benefits paid	(3,392)	(3,070)
Benefit obligation at end of period	$97,306	$79,478
Change in plan assets
Fair value of plan assets at beginning of period	$59,986	$47,349
Actual return on plan assets	1,814	7,081
Korea plan assets	—	4,642
Employer contributions	4,291	3,984
Benefits paid	(3,392)	(3,070)
Fair value of plan assets at end of period	$62,699	$59,986
Funded status	$(34,607)	$(19,492)
Amounts recognized in statement of financial position consist of:
Noncurrent assets	—	—
Current liabilities	(340)	(389)
Noncurrent liabilities	(34,267)	(19,103)
Net amount recognized	$(34,607)	$(19,492)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	$6,297	$(14,749)
Prior service cost	—	—
Accumulated other comprehensive loss (gain)	$6,297	$(14,749)
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$97,306	$79,478
Accumulated benefit obligation	95,114	79,478
Fair value of plan assets	62,699	59,986
Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net Periodic Benefit Cost
Service cost	$1,073	$1,035	$121	$170
Interest cost	3,550	3,278	1,241	1,834
Expected return on plan assets	(3,638)	(3,341)	(1,094)	(1,540)
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	(1,033)	16	18	751
Net periodic pension cost	$(48)	$988	$286	$1,215
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	$18,425	$(9,929)	$(4,786)	$(165)
Prior service cost	—	—	—	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial gain (loss)	1,033	(16)	(18)	(751)
Other	1,588	—	—	—
Total recognized in other comprehensive (income) loss	21,046	(9,945)	(4,804)	(916)
Total recognized in net (benefit) cost and OCI	$20,998	$(8,957)	$(4,518)	$299

The assumptions for the pension plans are as follows:

	Pension benefits
	Successor			Predecessor
	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,
	2014	2013	2012	2012
Weighted-average assumptions
U.S. assumptions:
Discount rate for benefit obligation	3.83%	4.73%	3.85%	3.85%
Discount rate for net periodic benefit cost	4.73%	3.85%	3.59%	4.28%
Rate of compensation increase	—%	—%	5.00%	5.00%
Expected return on plan assets	6.50%	6.50%	6.50%	6.50%
Non U.S. assumptions:
Discount rate for benefit obligation	3.35%	4.27%	4.10%	4.10%
Discount rate for net periodic cost	4.29%	4.00%	4.70%	4.70%
Rate of compensation increase	3.73%	3.81%	3.10%	3.10%
Expected return on plan assets	5.13%	5.13%	4.99%	4.99%

Amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year:

	Successor
(In thousands)	Pension	Postretirement healthcare
Amortization of actuarial losses (gains)	$216	$(47)
Amortization of prior service cost	—	—
Total	$216	$(47)

The projected benefit obligations for our non U.S. pension plans, which are not based on the actuarial present value of the vested benefits to which the employee is currently entitled but are based on the employee’s expected date of separation of retirement, included above are $22,346,000, and $19,477,000 as of December 31, 2014 and 2013, respectively. The fair value of the plan assets for our non U.S. pension plans included above are $18,425,000, and $17,075,000 as of December 31, 2014 and 2013, respectively.

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

To develop the expected long-term rate of return on assets assumption, we considered the historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the present portfolio. This resulted in the selection of the 6.5% for long-term rate of return on asset assumption for U.S. plans and 5.13% for non-U.S. plans.

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

The 2015 target plan asset allocation is:

	Target allocation
Equity Investments	45%	-	65%
Fixed Income Investments	25%	-	45%
Cash and Short Term Investments	10%	-	20%

The asset allocations were:

	As of December 31,
(In thousands)	2014		2013
Asset Allocation for Plan Assets
Interest-bearing cash	$9,228	14.7%	$8,980	15.0%
Bond Mutual Funds	19,517	31.1%	18,408	30.7%
Equity Mutual Funds	33,954	54.2%	32,598	54.3%
Total plan assets	$62,699	100.0%	$59,986	100.0%

The assumptions used in deriving our postretirement costs and the sensitivity analysis thereon are:

	As of December 31,
	2014	2013
Assumed Health Care Cost Trend Rates
Health care cost trend rate assumed for next year	9%	9%
Rate to which the cost trend is expected to decline	5%	5%
Year that the rate reaches the ultimate trend rate	2018	2017

Sensitivity analysis

An increase or decrease of one percentage point in the assumed health care trends would have the following approximate effects for the year ended December 31, 2014:

(In thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic postretirement health care benefit cost	$—	$—
Effect on the health care component of the accumulated postretirement benefit obligation	$4	$(5)

Payments to pension and postretirement plans

We contributed $4,291,000 to our pension plans in 2014 and $3,984,000 in 2013. In 2015, we plan to contribute approximately $2,530,000 to our U.S. pension plans and $612,000 to our non U.S. pension plans. The benefits of the postretirement health care plan are funded on a pay-as-you go basis and are funded on a cash basis as benefits are paid.

The following reflects the estimated future benefit payments to be paid from the plans:

(In thousands)	Pension	Postretirement healthcare
2015	$3,700	$505
2016	3,755	305
2017	3,709	140
2018	4,100	90
2019	5,634	84
Years 2020-2024	25,788	287

Defined contribution plans

We sponsor two voluntary savings plans for U.S. employees. One plan is for eligible salaried employees and the other plan is for hourly employees covered by certain labor agreements. These plans allow participants to make contributions pursuant to section 401(k) of the Internal Revenue Code. The salaried plan has Company matching contribution provisions, while the hourly plan does not. Charges were $1,575,000, $1,594,000, $537,000 and $1,103,000 for the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012 and the period January 1, 2012 to August 14, 2012, respectively. For Imaging, company matching contributions were $35,000, $28,000 and $5,000 for the years ended December 31, 2014 and 2013, and for the period August 15, 2012 to December 31, 2012, respectively.

17. Stock-based compensation

Omnibus Incentive Plan

The Omnibus Incentive Plan, which is stockholder-approved, became effective on October 27, 2010, was amended on March 24, 2011 and permits our Compensation Committee of the Board of Directors to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other cash or share based awards to our employees and non-employee directors. Actual participation, as well as the terms of the awards to those participants, is determined by the Compensation Committee. The maximum number of shares authorized that may be delivered pursuant to awards under the Omnibus Incentive Plan is 5,500,000. As of December 31, 2014, there were 3,223,032 shares available to be issued under the Omnibus Incentive Plan. We generally settle our stock-based awards using a combination of new shares and treasury shares.

In connection with the Transaction, outstanding Old Remy equity awards granted under the Omnibus Incentive Plan were converted into equity awards in New Holdco on substantially the same terms and conditions (including applicable vesting requirements) as applied to Old Remy equity awards outstanding immediately prior to the consummation of the Transaction. The probable to probable modification did not result in any change to stock-based compensation expense.

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

Fiscal Year 2014 Grants

During the year ended December 31, 2014, our executive officers and other key employees received restricted stock awards of 178,279 common shares with a value of $21.98, which was the closing price of our common stock on the grant date as reported on the NASDAQ Stock Market. The executive officers and other key employees’ awards are vested 50% time based and 50% performance based. The time based shares are equally vested over a three year period. One-third of the performance based shares will be available to vest for each of the calendar years 2014, 2015 and 2016 based on a target operating income for each of the years. Additionally, executive officers and other key employees were granted 237,640 stock option awards which vest equally over a three year period with a term of seven years and exercise price of $21.98.

Also during the year ended December 31, 2014, our board of directors received restricted stock awards of 27,072 common shares and stock option awards of 36,083 common shares. Restricted stock granted to the Board of Directors were valued at $21.98, which was the closing price of our common stock on the grant date as reported on the NASDAQ Stock Market. One-half of the restricted stock shares and stock options granted to the board of directors vest at each anniversary of the grant date. Stock options granted to directors have a seven year term and are based on an exercise price of $21.98.

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

Fiscal Year 2015 Grants

On February 23, 2015, our executive officers and other key employees received restricted stock awards of 173,096 common shares with a value of $23.01, which was the closing price of our common stock on the grant date as reported on the NASDAQ Stock Market. The executive officers and other key employees’ awards are vested 50% time based and 50% performance based. The time based shares are equally vested over a three year period. One-third of the performance based shares will be available to vest for each of the calendar years 2015, 2016 and 2017 based on a target operating income for each of the years. Additionally, executive officers and other key employees were granted 305,753 stock option awards which vest equally over a three year period with a term of seven years and exercise price of $23.01.

Also on February 23, 2015, our Board of Directors received restricted stock awards of 22,815 common shares and stock option awards of 46,418 common shares. Restricted stock granted to the Board of Directors were valued at $23.01, which was the closing price of our common stock on the grant date as reported on the NASDAQ Stock Market. One-half of the restricted stock shares and stock options granted to the board of directors vest at each anniversary of the grant date. Stock options granted to directors have a seven year term and are based on an exercise price of $23.01

We estimated the grant date fair value of all stock options granted on February 23, 2015, using the Black-Scholes valuation model. The weighted average valuation per share was $4.85 based on the following assumptions: Risk-free interest rate was 1.41%, based on the U.S. Treasury rate that corresponds to the weighted average expected life of an option; Dividend Yield was 1.74%; Expected Volatility was 28.0% based on average volatilities of similar public companies; and Expected Term was 4.5 years.

Shares issued upon exercise of stock options were 2,397 during the year ended December 31, 2014. There were no stock option exercises during the year ended December 31, 2013.

Noncash compensation expense related to the awards was recognized as follows:

	Successor			Predecessor
	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,
(In thousands)	2014	2013	2012	2012
Stock-based compensation	$4,265	$6,561	$2,799	$4,462

A summary of stock option activity as of December 31, 2014 and changes for the year ended December 31, 2014 is presented below:

Stock option awards	Shares	Weighted- average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value (1)
Outstanding at January 1, 2014	250,495	$18.48
Granted	273,723	21.98
Exercised	(13,843)	18.50
Forfeited/Cancelled	(74,865)	20.33
Outstanding and expected to vest at December 31, 2014	435,510	$20.36	5.5 years	$493
Exercisable at December 31, 2014	86,962	$18.77	3.9 years	$195
1) The aggregate intrinsic value represents the total pre-tax intrinsic value (in thousands of USD), based on our closing stock price of $20.92, as reported on the NASDAQ Stock Market on December 31, 2014. This amount, which changes continuously based on the fair value of our common stock, would have been received by the option holders had all option holders had the ability to exercise their options as of the balance sheet date.

A summary of the status of our nonvested restricted stock awards as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

Nonvested restricted stock awards	Shares/Units	Weighted- average grant-date fair value
Nonvested at January 1, 2014	747,813	$15.92
Granted	205,351	21.99
Vested	(393,158)	14.30
Forfeited	(147,063)	18.59
Nonvested at December 31, 2014	412,943	$19.63

The total fair value of shares vested during the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012 and the period January 1, 2012 to August 14, 2012 was $8,566,000, $9,972,000, $2,094,000 and $6,559,000, respectively. During the year ended December 31, 2014, the total intrinsic value of stock options exercised was $55,000 and we paid $422,000 to cash settle share-based liability awards. As of December 31, 2014, there was $5,453,000 of total unrecognized compensation cost related to nonvested restricted stock awards and stock options outstanding under the Omnibus Incentive Plan. Such cost is expected to be recognized over a weighted-average period of approximately 2 years.

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

18. Lease commitments

We occupy space and use certain equipment under operating lease arrangements. Rent expense, calculated on a straight-line basis, totaled $7,312,000, $6,893,000, $2,189,000 and $3,499,000 for the years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012 and the period January 1, 2012 to August 14, 2012, respectively. Rental commitments at December 31, 2014, for long-term non-cancellable operating leases, consummated as of December 31, 2014 (not reflected as accrued restructuring) are as follows:

(In thousands)
2015	$6,269
2016	4,460
2017	4,604
2018	3,371
2019	2,896
Thereafter	6,608

19. Business segment and geographical information

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

Information about our net sales and long-lived assets by geographic region is as follows:

	Successor			Predecessor
	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,
(In thousands)	2014	2013	2012	2012
Net sales to external customers:
United States	$766,533	$757,542	$274,522	$484,946
Europe	86,105	89,181	36,854	66,449
Other Americas	46,099	59,611	21,317	34,983
Asia	283,591	233,849	83,624	136,900
Total net sales	$1,182,328	$1,140,183	$416,317	$723,278

	Successor
	As of December 31,
(In thousands)	2014	2013
Long-lived assets:
United States	$85,501	$84,831
Europe	11,927	12,817
Other Americas	56,205	65,666
Asia	53,005	44,181
Total long-lived assets	$206,638	$207,495

20. Other commitments and contingencies

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

Remy Componentes S. de R.L. de C.V. vs. Corporativo Industrial y Empresarial Lorva, S.A. de C.V. ("Lorva")

In December 2012, Lorva, a former vendor, filed a judicial claim against Old Remy in the Fourth District federal court in San Luis Potosi, Mexico requesting the rescission of two alleged operational service contracts. We filed a timely response in the Fourth District Court in January 2013. The collection of evidence and witness testimony concluded in the civil case, and the parties filed their written closing argument briefs in the fourth quarter of 2013. In March 2014, the first instance sentence was issued by the Fourth District Court determining Lorva has the right to rescind both contracts and collect the benefit sought in the amount of approximately $17,380,000 for liquidated damages and outstanding invoices. In April 2014, we filed an appeal of this ruling in the Unitary Tribunal in San Luis Potosi, Mexico. On October 2, 2014, the Unitary Tribunal in San Luis Potosi, Mexico ruled on the appeal, reducing the March 2014 lower Fourth District Court award from $17,380,000 to payment of invoices and amounts due of $121,000 plus Lorva's costs and attorney fees. Both Lorva and Old Remy filed a timely appeal of this ruling in the 4th Collegiate Tribunal in San Luis Potosi, Mexico on October 24, 2014. On February 25, 2015, the 4th Collegiate Tribunal sent instructions to the Unitary Tribunal to consider the evidence presented that supports Remy's allegation that the contract is fraudulent and rule on that evidence. We believe it is probable that we should prevail on final appeal based on legal arguments and the facts of this case. As of December 31, 2014, we continue to maintain an immaterial accrual related to this matter.

Remy, Inc. vs. Tecnomatic S.p.A.

In March 2011, Tecnomatic filed a lawsuit against Remy International, Inc., its Mexican subsidiaries and two other entities alleging breach of contract and the misappropriation of trade secrets, and requested damages of $110,000,000. On September 11, 2014, we announced entry into a Settlement Agreement and Mutual General Release (the "Agreement") to settle all disputes that existed among us and Tecnomatic. In addition, we entered into a cross licensing arrangement of certain patents with Tecnomatic. The value of the patents received from Tecnomatic is approximately $13,930,000. (See Note 7.) Pursuant to the Agreement and the cross licensing arrangement, we paid to Tecnomatic a $16,000,000 cash payment in September 2014 and will pay a $16,000,000 cash payment on or before March 15, 2015. During the quarter ended September 30, 2014, we recorded revenue for the patents provided to Tecnomatic of $720,000 in net sales and expense of $18,790,000 related to this settlement in cost of goods sold in the accompanying statement of operations.

21. Acquisition

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

The initial purchase price in January 2014 was $40,609,000, and consisted of $38,500,000 in cash, $2,000,000 cash held in escrow, and payables to the former owner of $109,000. During the year ended December 31, 2014, we reached a settlement with the former owner on a claim against the cash held in escrow which reduced the purchase price by $430,000. During the year ended December 31, 2014, we adjusted the opening balance sheet to decrease the USA Industries trade name intangible by $300,000, decrease the customer relationship by $2,000,000, decrease other noncurrent assets by $1,166,000, increase accounts payable by $287,000, decrease other current liabilities and accrued expenses by $657,000, and increase goodwill by $2,666,000.

As of December 31, 2014, the purchase price was $40,179,000, consisting of $38,679,000 in cash and $1,500,000 cash held in escrow. The purchase price allocation based on our best estimate of the fair value as of the acquisition date was as follows (in thousands):

Cash	$109
Trade accounts receivable	7,811
Inventories	13,834
Prepaid expenses and other current assets	43
Property, plant and equipment	462
Goodwill	17,481
Intangible assets	10,028
Other noncurrent assets	4,613
Total assets acquired	$54,381

Accounts payable	$8,370
Other current liabilities and accrued expenses	5,440
Other noncurrent liabilities	392
Total liabilities acquired	14,202
Net assets acquired	$40,179

Goodwill of $17,481,000, which is deductible for tax purposes, has been recorded based on the amount of the purchase price that exceeds the fair value of the net assets acquired. The purchase price allocation was completed in December 2014.

For the year ended December 31, 2014, we recognized a finished goods inventory step-up of $3,474,000, customer relationships amortization of $1,062,000 and lease intangible amortization of $127,000, which all were included in cost of goods sold in the accompanying consolidated statement of operations.

22. Supplemental cash flow information

Supplemental cash flow information is as follows:

	Successor			Predecessor
	Years ended December 31,		Period August 15 to December 31,	Period January 1 to August 14,
(In thousands)	2014	2013	2012	2012
Cash paid for interest	$19,184	$21,479	$12,540	$14,447
Cash paid for income taxes, net of refunds received	17,126	7,355	2,590	10,429

As a result of entering into new customer agreements, we recorded customer contract intangibles of $13,260,000, during the year ended December 31, 2014, by incurring customer obligations of $13,260,000. These obligations are paid monthly and quarterly over the life of the agreements.

23. Executive officer separation

On January 31, 2013, we entered into a Transition, Noncompetition and Release Agreement with John H. Weber, our former President and Chief Executive Officer, effective February 28, 2013. Pursuant to the terms of the agreement, Mr. Weber received a lump sum cash payment of $7,000,000, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2013.

24. Purchase of noncontrolling interest

Since 2004, we have owned a 51% controlling interest in our majority-owned Chinese joint venture, Remy Hubei Electric Co. Ltd. ("REH"). In June 2013, we acquired the remaining 49% noncontrolling ownership interest of REH for $14,628,000, consisting of cash payment of $8,107,000 and dividends declared to the noncontrolling interest holder in excess of their ownership percentage of $6,521,000. As a result of this transaction, REH became a wholly-owned subsidiary of Remy on June 24, 2013. During the year ended December 31, 2013, we recorded an adjustment to our parent company investment of $18,230,000 in connection with the acquisition of the noncontrolling interest.

25. Related party transactions

FNF and related subsidiaries participated in Old Remy's Amended and Restated Term B Loan Credit Agreement on March 5, 2013 and held $29,400,000 principal amount of Old Remy's Amended and Restated Term B loan as of December 31, 2014. FNF and related subsidiaries held $29,700,000 of the principal amount of Old Remy's Term B Loan as of December 31, 2013.

Additionally, FNF and related subsidiaries held $28,698,000 principal amount of Old Remy's Term B Loan as of December 31, 2012.

Imaging provides data conversion services to and leases certain equipment from FNF and its subsidiaries. In addition, Imaging participates in certain programs administered by FNF, including insurance programs, cash pooling arrangements, and employee benefit programs. The costs of various services performed by FNF on behalf of Imaging during the periods ended December 31, 2014, 2013 and 2012 have been reflected in the accompanying financial statements, including allocated costs for certain administrative costs. The allocation of administrative costs is based on FNF's internal allocation methodology, which is based upon a combination of established percentage of costs applied to the costs of operations, headcount, and specific identification of services rendered. The allocation is based on estimates and assumptions that management believes are reasonable under the circumstances. However, such costs and allocations may not necessarily be indicative of the costs that would have resulted if Imaging had been operated on a stand-alone basis during the periods presented.

The accompanying statements of operations include $1,268,000, $1,510,000 and $352,000 of revenue from the services provided to FNF by Imaging for the years ended December 31, 2014 and 2013, and the period August 15, 2012 to December 31, 2012, respectively. Related party charges for leased assets and services provided by FNF to

Imaging of $120,000, $185,000 and $101,000 were recorded in cost of goods sold, and $40,000, $41,000 and $17,000 were recorded in selling, general and administrative expenses for the years ended December 31, 2014 and 2013 and the period August 15, 2012 to December 31, 2012, respectively. Amounts due to Imaging from FNF and affiliates was $1,826,000 at December 31, 2014. Amounts due to FNF and affiliates by Imaging was $2,427,000 as of December 31, 2013.

As part of the Transaction, FNF agreed to reimburse Old Remy for 50% of Old Remy's costs incurred related to the Transaction. During the year ended December 31, 2014, FNF reimbursed Old Remy $2,587,000, which was recorded in parent company investment and fully paid in connection with the closing of the Transaction on December 31, 2014.

In November 2013, John H. Weber, a member of Old Remy's Board of Directors, served from November 2013 until October 2014 as Chief Executive Officer of VIA Motors ("VIA"), a privately held electric vehicle development and manufacturing company and one of Old Remy's existing customers since 2011. Net sales to VIA were $1,285,000 and $198,000 during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, we had an outstanding receivable from VIA of $519,000 and $95,000, respectively, which is included within accounts receivable in the accompanying consolidated balance sheets.

26. Quarterly financial information (unaudited)

(In thousands, except per share information)

	Successor
	Quarter ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net sales	$306,005	$302,910	$291,981	$281,432
Gross profit	46,351	49,997	23,594	42,291
Restructuring and other charges	314	79	2,212	778
Net income (loss)	4,944	5,030	(15,596)	11,695
Net income (loss) attributable to common stockholders	4,944	5,030	(15,596)	11,695
Basic earnings (loss) per share	$0.16	$0.16	$(0.49)	$0.37
Diluted earnings (loss) per share	$0.16	$0.16	$(0.49)	$0.37

	Successor
	Quarter ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net sales	$285,949	$288,215	$268,796	$297,223
Gross profit	44,437	45,494	41,980	53,870
Restructuring and other charges	681	2,128	1,454	(197)
Net income (loss)	(2,526)	3,630	3,149	11,551
Net income (loss) attributable to common stockholders	(3,090)	3,535	3,149	11,551
Basic earnings (loss) per share	$(0.10)	$0.11	$0.10	$0.37
Diluted earnings (loss) per share	$(0.10)	$0.11	$0.10	$0.36

On December 31, 2014, we announced the completion of the previously announced Transaction with FNF. All periods presented in the above tables reflect the application of purchase accounting to the assets and liabilities of Old Remy as of August 14, 2012 relating to FNF’s acquisition of a controlling interest in Old Remy. As part of the Transactions, FNF agreed to reimburse Old Remy for 50% of Old Remy's costs incurred related to the Transaction. During the year ended December 31, 2014, FNF reimbursed Old Remy $2,587,000, which was fully paid in connection with the closing of the Transaction on December 31, 2014. See Notes 1, 2 and 25.

On September 11, 2014, we announced that we signed a Settlement Agreement and Mutual General Release (the "Agreement") with Tecnomatic, S.p.A. to settle all disputes relating to a 2008 action filed in the U.S. District Court, Southern District of Indiana. In addition, we entered into a cross licensing arrangement of certain patents with Tecnomatic. The value of the patents received from Tecnomatic was $13,930,000. Under the terms of the Agreement and the cross licensing arrangement, we paid to Tecnomatic a $16,000,000 cash payment in September 2014 and will pay a $16,000,000 cash payment on or before March 15, 2015. In addition, during the quarter ended September 30, 2014, we recorded revenue for the patents provided to Tecnomatic of $720,000 in net sales and expense of $18,790,000 related to this settlement in cost of goods sold. See Note 20.

On January 13, 2014, we acquired substantially all of the assets of USA Industries pursuant to the terms and conditions of the Asset Purchase Agreement. For the quarter ended March 31, 2014, we recognized a finished goods inventory step-up of $3,474,000 in cost of goods sold in the accompanying consolidated statement of operations. See Note 21.

In June 2013, we acquired the remaining 49% noncontrolling ownership interest of REH for $14,628,000, consisting of cash payment of $8,107,000 and dividends declared to the noncontrolling interest holder in excess of their ownership percentage of $6,521,000. As a result of this transaction, REH became a wholly-owned subsidiary of Remy on June 24, 2013. See Note 24.

During the first quarter of 2013, we entered into a Transition, Noncompetition and Release Agreement (the "Agreement") with John H. Weber, our former President and Chief Executive Officer, effective February 28, 2013. Pursuant to the terms of the Agreement, Mr. Weber received a lump sum cash payment of $7,000,000 which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for 2013. See Note 23.

Also during the first quarter of 2013, as a result of the refinancing of our Term B Loan syndication, we recorded a loss on extinguishment of debt and refinancing fees of $2,737,000. See Note 11.

27. Subsequent events

Acquisition of Maval Manufacturing, Inc.

On February 19, 2015, we announced that we have entered into a definitive agreement to acquire substantially all assets of Maval Manufacturing, Inc. ("Maval"), a Twinsburg, Ohio manufacturer, remanufacturer, and distributor of steering systems, components, and specialty products to the automotive service, original equipment power sports, and off-road specialty vehicle markets. The transaction closed effective March 1, 2015.

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

Expiration of customer contract

On January 6, 2015, a contract with a customer expired and was not renewed. Sales to this customer were approximately $87,700,000 and $80,000,000 for the years ended December 31, 2014 and 2013, respectively. Upon expiration of the contract in January 2015, we recognized the sale of approximately $41,500,000 for the settlement of cores at the customer and collected the amounts during the first quarter of 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
Our management, with the supervision and participation of our President and Chief Executive Officer (principal executive officer) and our Vice President, Global Controller (principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2014. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2014.

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

Management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting, excluding USA Industries, Inc., was effective as of December 31, 2014. USA Industries, Inc. was acquired in the first quarter of 2014 and constituted $45.7 million of our total assets as of December 31, 2014 and $31.5 million of our net sales for the year then ended. Registrants are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year if, among other circumstances and factors, there is not adequate time between the consummation date of the acquisition and the assessment date for assessing internal controls.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Attestation Report of the Independent Registered Public Accounting Firm
The report of Ernst & Young LLP, our independent registered public accounting firm, is included under Part II, Item 8 of this Form 10-K and is incorporated herein by reference.

Changes in Internal Controls
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III
Items 10-14.

As mentioned previously on the cover page of this Form 10-K, the information required by these items will be included in our Definitive Proxy Statement on Schedule 14A for the year ended December 31, 2014, and is incorporated herein by reference. Our Definitive Proxy Statement will be delivered to our stockholders in connection with our 2015 Annual Meeting and will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year.

Part IV

Item 15.         Exhibits and Financial Statement Schedules

(a) (1) Financial Statements. The following is a list of the Financial Statements of Remy International, Inc. included in Part II, Item 8 of this Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	59
Report of Independent Registered Public Accounting Firm	60
Consolidated Balance Sheets as of December 31, 2014 (Successor) and 2013 (Successor)	61
Consolidated Statements of Operations for: i) the years ended December 31, 2014, (Successor) and 2013 (Successor) and ii) the period from August 15, 2012 to December 31, 2012 (Successor). Consolidated Statement of Operations for the period from January 1, 2012 to August 14, 2012 (Predecessor)	62
Consolidated Statements of Comprehensive Income for: i) the years ended December 31, 2014 (Successor) and 2013 (Successor) and ii) the period from August 15, 2012 to December 31, 2012 (Successor). Consolidated Statement of Comprehensive Income for the period from January 1, 2012 to August 14, 2012 (Predecessor)	63
Consolidated Statements of Changes in Stockholders' Equity for: i) the years ended December 31, 2014 (Successor) and 2013 (Successor) and ii) the period from August 15, 2012 to December 31, 2012 (Successor). Consolidated Statement of Changes in Stockholders' Equity for the period from January 1, 2012 to August 14, 2012 (Predecessor)	64
Consolidated Statements of Cash Flows for: i) the years ended December 31, 2014 (Successor) and 2013 (Successor) and ii) the period from August 15, 2012 to December 31, 2012 (Successor). Consolidated Statement of Cash Flows for the period from January 1, 2012 to August 14, 2012 (Predecessor)	66
Notes to Financial Statements	67

(2) Financial Statement Schedule.

SCHEDULE II

Valuation and qualifying accounts for the
years ended December 31, 2014 and 2013, the period August 15, 2012 to December 31, 2012 and the period January 1, 2012 to August 14, 2012

(In thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Credited) to Other Accounts		Deductions		Balance at End of Period
Successor
Year ended December 31, 2014
Allowance for doubtful accounts	$1,586	$46	$(6)	(c)	$(107)	(a)	$1,519
Deferred tax asset valuation allowance	11,917	(3,787)	(260)	(b)	—		7,870
Year ended December 31, 2013
Allowance for doubtful accounts	$1,931	$359	$6	(c)	$(710)	(a)	$1,586
Deferred tax asset valuation allowance	16,044	(3,334)	(793)	(b)	—		11,917
For the period August 15, 2012 to December 31, 2012
Allowance for doubtful accounts	$2,065	$136	$(4)	(c)	$(266)	(a)	$1,931
Deferred tax asset valuation allowance	20,752	(4,708)	—		—		16,044

Predecessor
For the period January 1, 2012 to August 14, 2012
Allowance for doubtful accounts	$1,612	$678	$(5)		$(220)	(a)	$2,065
Deferred tax asset valuation allowance	112,277	(99,097)	7,572		—		20,752

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Amounts related to changes in valuation allowance for deferred tax assets related to other comprehensive income and rate changes in non-U.S. jurisdictions where we have a valuation allowance.

(c)	Other is impact of foreign currency translation.

(3) Exhibit Index

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
2.1
Agreement and Plan of Merger, dated as of September 7, 2014, by and among New Remy Corp., Remy International, Inc., New Remy Holdco Corp., New Remy Merger Sub, Inc., Old Remy Merger Sub, Inc. and
Fidelity National Financial, Inc.
		DEFM14A	Annex A	12/2/2014
2.2	Reorganization Agreement, dated as of September 7, 2014, by and between Fidelity National Financial, Inc. and New Remy Corp.	DEFM14A	Annex B	12/2/2014
3.1	Amended and Restated Certificate of Incorporation	8-K12B	EX-3.1	1/2/2015
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K12B	EX-3.2	1/2/2015
3.3	Second Amended and Restated Bylaws as currently in effect	8-K	EX-3.3	2/4/2015
4.1	Specimen common stock certificate				X
4.2a	Registration Rights Agreement, dated December 6, 2007, among Remy International, Inc. and the Stockholders named therein	S-1	EX-4.2	3/25/2011
4.2b	2010 letter agreement relating to Registration Rights Agreement, dated December 6, 2007, between Remy International, Inc. and Ore Hill Hub Fund Ltd	S-1/A	EX-4.2.(B)	10/18/2012
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
10.1c
Second Amended and Restated Term B Loan Credit Agreement, dated as of December 31, 2014, among Remy International, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, UBS Securities LLC, Wells Fargo Securities, LLC, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A.
		8-K12B	EX-10.1	1/2/2015
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
10.2c
Second Amendment dated December 31, 2014 to Credit Agreement, dated as of March 5, 2013, among Remy International, Inc., Western Reman Industrial, Inc., Power Investments, Inc., Remy Electric Motors, L.L.C., Reman Holdings, L.L.C., Remy India Holdings, Inc., Remy Technologies, L.L.C., Remy Korea Holdings, L.L.C., Remy Inc., Remy International Holdings, Inc., Remy Power Products, LLC, World Wide Automotive, L.L.C., Wells Fargo Capital Finance, LLC.
		8-K12B	EX-10.2	1/2/2015
10.3	Assistance Agreement (DE-EE0002023) between Remy Inc. and the U.S. Department of Energy / NETL dated December 17, 2009 (as amended April 8, 2010, April 20, 2010, August 18, 2010 and February 8, 2011)	S-1	EX-10.3	3/25/2011
10.4	Trademark License Agreement, dated as of July 31, 1994, among DRA Inc., DR International, Inc., and General Motors Corporation	S-1/A	EX-10.4	5/25/2011
10.5	Agreement to Resolve Objection to Cure Notice, dated October 29, 2009, between General Motors company and Remy Inc.	S-1/A	EX-10.5	5/25/2011
*10.6	Form of Indemnification Agreement	S-4/A	EX-10.5	11/12/2014
*10.7	Description of Directors’ Compensation	S-1/A	EX-10.7	5/25/2011
*10.8	Form of Restricted Stock Award Agreement used for grants in 2007 and 2008	S-1/A	EX-10.8	5/25/2011
*10.9	Remy International, Inc. Annual Incentive Bonus Plan	S-1/A	EX-10.12	5/25/2011

*10.10	Remy International, Inc. Supplemental Executive Retirement Plan, effective January 1, 2009	S-1/A	EX-10.14	5/25/2011
*10.11	Transition, Noncompetition and Release Agreement, effective as of January 31, 2013, by and between Remy International, Inc. and John H. Weber.	10-Q	EX-10.4	5/1/2013
*10.12a	Amended and Restated Employment Agreement, effective as of August 1, 2010, by and between Remy International, Inc. and Fred Knechtel	S-1/A	EX-10.16	5/25/2011
*10.12b	Amendment No. 1 to Amended and Restated Employment Agreement, effective as of February 16, 2013, by and between Remy International, Inc. and Fred Knechtel	10-Q	EX-10.2	8/5/2013
*10.13a	Amended and Restated Employment Agreement, effective as of August 1, 2010, by and between Remy International, Inc. and John J. Pittas	S-1/A	EX-10.17	5/25/2011
*10.13b	Amendment No. 1 to Second Amended and Restated Employment Agreement, effective as of January 10, 2012, by and between Remy International, Inc. and John J. Pittas	S-1/A	EX-10.25	9/21/2012
*10.13c	Amendment No. 2 to Second Amended and Restated Employment Agreement, effective as of January 31, 2013, by and between Remy International, Inc. and John J. Pittas	10-Q	EX-10.3	5/1/2013
*10.13d	Amendment No. 3 to Second Amended and Restated Employment Agreement, effective as of February 16, 2013, by and between Remy International, Inc. and John J. Pittas	10-Q	EX-10.1	8/5/2013
*10.14a	Employment Agreement, effective as of January 1, 2013, by and between Remy International, Inc. and Shawn Pallagi	8-K	EX-10.1	1/7/2013
*10.14b	Amendment No. 1 to Employment Agreement, effective as of February 16, 2013, by and between Remy International, Inc. and Shawn Pallagi	10-Q	EX-10.4	8/5/2013
*10.15	Employment Agreement, effective February 20, 2015, by and between Remy International, Inc. and Albert E. VanDenBergh	8-K	EX-10.1	1/23/2015
*10.16a	Employment Agreement, effective as of April 9, 2012, by and between Remy International, Inc. and Mark McFeely	S-1/A	EX-10.20	9/21/2012
*10.16b	Amendment No. 1 to Employment Agreement, effective as of February 16, 2013, by and between Remy International, Inc. and Mark McFeely	10-Q	EX-10.3	8/5/2013
*10.17	Remy International, Inc. Omnibus Incentive Plan	S-1/A	EX-10.21	5/25/2011
*10.18	Form of Notice of Restricted Stock Grant for Directors and Restricted Stock Award Agreement under the Remy International, Inc. Omnibus Incentive Plan	S-1/A	EX-10.22	5/25/2011
*10.19	Form of Notice of Restricted Stock Grant for Employees and Restricted Stock Award Agreement under the Remy International, Inc. Omnibus Incentive Plan	S-1/A	EX-10.23	5/25/2011
10.20	Accommodation Agreement, dated as of July 30, 2007, between Remy Inc. and General Motors Corporation	S-1/A	EX-10.24	3/8/2012
*10.21	Employee Stock Purchase Plan of Remy International, Inc., dated as of September 11, 2012	S-1/A	EX-10.26	9/21/2012
*10.22	Form of Notice of Stock Option Grant for Employees and Stock Option Agreement under the Remy International, Inc. Omnibus Incentive Plan	10-Q	EX-10.5	5/1/2013
*10.23	Form of Notice of Stock Option Grant for Directors and Stock Option Agreement under the Remy International, Inc. Omnibus Incentive Plan	10-Q	EX-10.6	5/1/2013
*10.24	2013 Form of Notice of Restricted Stock Grant for Directors and Restricted Stock Award Agreement under the Remy International, Inc. Omnibus Incentive Plan	10-K	EX-10.24	2/27/2014
*10.25	2013 Form of Notice of Restricted Stock Grant for Employees and Restricted Stock Award Agreement under the Remy International, Inc. Omnibus Incentive Plan	10-K	EX-10.25	2/27/2014
*10.26	2014 Form of Notice of Restricted Stock Grant for Directors and Restricted Stock Award Agreement under the Remy International, Inc. Omnibus Incentive Plan	10-Q	EX-10.1	4/30/2014
*10.27	2014 Form of Notice of Stock Option Grant for Directors and Stock Option Agreement under the Remy International, Inc. Omnibus Incentive Plan	10-Q	EX-10.2	4/30/2014
*10.28	2014 Form of Notice of Restricted Stock Grant for Employees and Restricted Stock Award Agreement under the Remy International, Inc. Omnibus Incentive Plan	10-Q	EX-10.3	4/30/2014
*10.29	2014 Form of Notice of Stock Option Grant for Employees and Stock Option Agreement under the Remy International, Inc. Omnibus Incentive Plan	10-Q	EX-10.4	4/30/2014
10.30	Form of Tax Matters Agreement between Fidelity National Financial, Inc., New Remy Holdco Corp. and New Remy Corp.	S-4	EX-10.3	10/6/2014
10.31	Form of Joinder Agreement by New Remy Holdco Corp.	S-4	EX-10.4	10/6/2014

10.32	Form of Corporate and Transitional Services Agreement between Fidelity National Financial, Inc. and Fidelity National Technology Imaging, LLC.	S-4	EX-99.4	10/6/2014
10.33	Form of Corporate and Transitional Services Agreement between Fidelity National Financial, Inc. and Remy International, Inc.	S-4	EX-99.5	10/6/2014
10.34	Form of Trademark Assignment and License Agreement between Fidelity Intellectual Property Holdings, Inc. and Fidelity National Technology Imaging, LLC.	S-4	EX-99.6	10/6/2014
10.35	Support Agreement, dated as of February 3, 2015, by and among H Partners Group and Remy International, Inc.	8-K	EX-10.1	2/4/2015
21.1	Subsidiaries of the registrant				X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm				X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Principal Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
32.2	Certification of the Principal Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

*	Indicates a management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMY INTERNATIONAL, INC.
By:	/S/ John J. Pittas
John J. Pittas
President and Chief Executive Officer
March 2, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ John J. Pittas John J. Pittas	Director, President and Chief Executive Officer (principal executive officer)	March 2, 2015
/S/ Barbara J. Bitzer Barbara J. Bitzer	Vice President, Global Controller (principal accounting officer) (principal financial officer)	March 2, 2015
/S/ John H. Weber John H. Weber	Director and Chairman of the Board	March 2, 2015
/S/ Lawrence F. Hagenbuch Lawrence F. Hagenbuch	Director	March 2, 2015
/S/ George P. Scanlon George P. Scanlon	Director	March 2, 2015
/S/ J. Norman Stout J. Norman Stout	Director	March 2, 2015
/S/ Douglas K. Ammerman Douglas K. Ammerman	Director	March 2, 2015
/S/ Karl G. Glassman Karl G. Glassman	Director	March 2, 2015
/S/ Charles G. McClure Charles G. McClure	Director	March 2, 2015