Form 10-Q
period 2015-03-31
REMY INTERNATIONAL, INC.
filed 2015-05-06
CIK 1046859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of April 30, 2015, there were 32,229,940 shares of the Registrant's common stock outstanding.

PART I - Financial Information
Item 1. Financial Statements
Remy International, Inc.
Consolidated balance sheets

	March 31,	December 31,
(In thousands, except share information)	2015	2014
Assets:	(unaudited)
Current assets:
Cash and cash equivalents	$87,309	$84,885
Trade accounts receivable (less allowances of $2,000 and $1,519)	232,486	210,356
Other receivables	13,758	16,692
Inventories	186,005	164,143
Deferred income taxes	33,069	42,308
Prepaid expenses and other current assets	15,673	11,865
Total current assets	568,300	530,249

Property, plant and equipment	228,203	226,073
Less accumulated depreciation and amortization	(66,989)	(61,615)
Property, plant and equipment, net	161,214	164,458

Deferred financing costs, net of amortization	1,418	1,471
Goodwill	263,491	259,586
Intangibles, net	290,604	298,023
Other noncurrent assets	47,599	65,309
Total assets	$1,332,626	$1,319,096

Liabilities and Equity:
Current liabilities:
Short-term debt	$4,810	$7,761
Current maturities of long-term debt	3,500	3,509
Accounts payable	186,326	177,333
Accrued interest	105	94
Accrued restructuring	277	331
Other current liabilities and accrued expenses	109,010	128,509
Total current liabilities	304,028	317,537

Long-term debt, net of current maturities	322,994	298,295
Postretirement benefits other than pensions	1,422	1,484
Accrued pension benefits	33,597	34,267
Deferred income taxes	51,986	54,783
Other noncurrent liabilities	27,123	26,483

Equity:
Common stock, Par value of $0.0001; 32,236,050 shares outstanding at March 31, 2015, and 32,201,086 shares outstanding at December 31, 2014	3	3
Treasury stock, at cost; 160,063 treasury shares at March 31, 2015, and no treasury shares at December 31, 2014	(1,097)	—
Additional paid-in capital	597,101	595,627
Retained earnings	13,457	—
Accumulated other comprehensive loss	(17,988)	(9,383)
Total Remy International, Inc. stockholders' equity	591,476	586,247
Total liabilities and equity	$1,332,626	$1,319,096
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of operations
(Unaudited)

	Three months ended March 31,
(In thousands, except per share amounts)	2015	2014

Net sales	$303,411	$306,005
Cost of goods sold	241,409	259,654
Gross profit	62,002	46,351
Selling, general, and administrative expenses	33,420	32,931
Restructuring and other charges	73	314
Operating income	28,509	13,106
Interest expense–net	5,011	5,254
Income before income taxes	23,498	7,852
Income tax expense	6,928	2,908
Net income	16,570	4,944

Basic earnings per share:
Earnings per share	$0.52	$0.16
Weighted average shares outstanding	31,844	31,652
Diluted earnings per share:
Earnings per share	$0.52	$0.16
Weighted average shares outstanding	31,946	31,823
Dividends declared per common share	$0.10	$0.10
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of comprehensive income (loss)
(Unaudited)

	Three months ended March 31,
(In thousands)	2015	2014

Net income	$16,570	$4,944
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,993)	797
Currency forward contracts, net of tax	817	(1,522)
Commodity contracts, net of tax	(920)	(1,592)
Interest rate swap contract, net of tax	(429)	(281)
Employee benefit plans, net of tax	(80)	(363)
Total other comprehensive income (loss), net of tax	(8,605)	(2,961)
Comprehensive income	$7,965	$1,983
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of cash flows
(Unaudited)

	Three months ended March 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$16,570	$4,944
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	17,037	18,057
Stock-based compensation	1,316	1,219
Deferred income taxes	5,744	(2,238)
Accrued pension and postretirement benefits, net	(539)	(1,109)
Restructuring and other charges	73	314
Cash payments for restructuring charges	(127)	(1,056)
Other	757	187
Changes in operating assets and liabilities, net of restructuring charges:
Accounts receivable	(15,539)	(38,409)
Inventories	(11,746)	(5,449)
Accounts payable	6,455	19,582
Other current assets and liabilities, net	(25,028)	(3,277)
Other noncurrent assets and liabilities, net	17,258	(2,204)
Net cash provided by (used in) operating activities	12,231	(9,439)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,382)	(6,513)
Net proceeds on sale of assets	10	39
Acquisition of Maval Manufacturing, Inc.	(22,000)	—
Acquisition of USA Industries, Inc., net of cash acquired of $109	—	(40,391)
Net cash used in investing activities	(27,372)	(46,865)

Cash flows from financing activities:
Change in short-term debt	(2,915)	2,934
Proceeds from borrowings on Asset-Based Revolving Credit Facility	79,250	—
Payments made on Asset-Based Revolving Credit Facility	(53,700)	—
Payments made on long-term debt, including capital leases	(874)	(844)
Dividend payments on common stock	(3,305)	(3,397)
Purchase of treasury stock	(1,097)	(2,504)
Parent company net investment	—	357
Other	1,610	1,142
Net cash provided by (used in) financing activities	18,969	(2,312)

Effect of exchange rate changes on cash and cash equivalents	(1,404)	(441)
Net increase (decrease) in cash and cash equivalents	2,424	(59,057)
Cash and cash equivalents at beginning of period	84,885	114,884
Cash and cash equivalents at end of period	$87,309	$55,827
Supplemental information:
Noncash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	$2,773	$1,634
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Notes to unaudited condensed consolidated financial statements

1. Description of the business

Business

Remy International, Inc. (together with its subsidiaries are collectively referred to as “we”, “our”, “us”, "Remy", or the “Company”) is a leading global vehicular parts designer, manufacturer, remanufacturer, marketer and distributor of aftermarket and original equipment electrical components for automobiles, light trucks, heavy-duty trucks and other vehicles. We sell our products worldwide primarily under the "Delco Remy", "Remy", "World Wide Automotive", "USA Industries", and "Maval" brand names and our customers' widely recognized private label brand names. Our products include new and remanufactured, light-duty and heavy-duty starters and alternators for both original equipment and aftermarket applications, hybrid power technology, and multi-line products, such as constant velocity ("CV") axles, disc brake calipers, and steering gears. These products are principally sold or distributed to original equipment manufacturers (“OEMs”) for both original equipment manufacture and aftermarket operations, as well as to warehouse distributors and retail automotive parts chains. We sell our products principally in North America, Europe, South America and Asia.

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

Change in Ownership

On August 14, 2012, Fidelity National Special Opportunities, Inc., (now known as Fidelity National Financial Ventures, LLC., or "FNFV"), a wholly-owned subsidiary of Fidelity National Financial, Inc. ("FNF"), a leading provider of title insurance, mortgage services and restaurant and diversified services, increased its ownership position in Remy Holdings, Inc. ("Old Remy") (formerly known as Remy International, Inc.), above 50% (the "Acquisition"). As a result, FNF began consolidating Old Remy's financial results in the third quarter of 2012.

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

In the Transaction, FNFV contributed all of the 16,342,508 shares of Old Remy's common stock that FNFV owned and a small subsidiary, Fidelity National Technology Imaging ("Imaging"), into a newly-formed subsidiary ("New Remy"). New Remy was then distributed to FNFV shareholders. Immediately following the distribution of New Remy to FNFV shareholders, New Remy and Old Remy each engaged in stock-for-stock mergers with subsidiaries of a new publicly-traded holding company, New Remy Holdco Corp. ("New Holdco"). In the mergers, FNFV shareholders received a total of 16,615,359 shares of New Holdco common stock, or approximately 0.17879 shares for each share of FNFV tracking stock that they owned. The remaining stockholders of Old Remy (other than New Remy) received a total of 15,585,727 shares, or one share of New Holdco for each share of Old Remy they owned. Old Remy had 32.0 million shares of common stock outstanding and at the conclusion of the Transaction, New Holdco had 32.2 million shares of common stock outstanding. The Transaction should qualify as a tax-free reorganization to the stockholders under U.S. federal income tax purposes.

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

During the three months ended March 31, 2015, Imaging received $1,400,000 from FNF as part of a working capital adjustment in accordance with the Merger Agreement, which was previously included in other receivables at December 31, 2014.

2. Summary of significant accounting policies

Interim condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These statements include all adjustments (consisting of normal recurring adjustments) that our management believes are necessary to present fairly our financial position, results of operations, and cash flows. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Trade accounts receivable and allowance for doubtful accounts

Trade accounts receivable is stated at net realizable value, which approximates fair value. Substantially all of our trade accounts receivable are due from customers in the original equipment and aftermarket automotive industries, both domestically and internationally. Trade accounts receivable includes notes receivable of $38,927,000 and $38,541,000 as of March 31, 2015 and December 31, 2014, respectively. Trade accounts receivable is reduced by an allowance for amounts that are expected to become uncollectible in the future and for disputed items. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for doubtful customer accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is developed based on several factors including customers' credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Earnings per share

Basic earnings per share is calculated by dividing net earnings by the weighted average shares outstanding during the period and assumed the additional 272,851 shares issued in respect of the contribution of Imaging were outstanding for the entire period under common control, or August 2012 through December 31, 2014. Diluted earnings per share is based on the weighted average number of shares outstanding plus the assumed issuance of common shares and related adjustment to net income attributable to common stockholders related to all potentially dilutive securities. For the three months ended March 31, 2015 and 2014, in applying the treasury stock method, equivalent shares of unvested restricted stock of 102,153 and 170,989 shares, respectively, were included in the weighted average shares outstanding in the diluted calculation. Anti-dilutive stock options of 368,281 and 325,788 were excluded from the calculation of dilutive earnings per share for the three month periods ended March 31, 2015 and 2014, respectively.

New accounting pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest (Simplifying the Presentation of Debt Issuance Costs). This update changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the debt issuance costs is reported as interest expense. This update is effective for annual and interim periods beginning after December 15, 2015, which will require us to adopt these provisions in the first quarter of 2016. Early application is permitted for financial statements that have not been previously issued. Entities would be permitted to apply this update retrospectively to all prior periods for which a balance sheet is presented. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, are set forth in the table below:

	As of March 31, 2015			As of December 31, 2014
(In thousands)	Asset/ (liability)	Level 2	Valuation technique	Asset/ (liability)	Level 2	Valuation technique
Interest rate swap contracts	$(4,343)	$(4,343)	C	$(2,848)	$(2,848)	C
Foreign exchange contracts	(5,970)	(5,970)	C	(7,339)	(7,339)	C
Commodity contracts	(4,811)	(4,811)	C	(4,088)	(4,088)	C

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

As of March 31, 2015 and December 31, 2014, we had the following outstanding foreign currency contracts that were entered into to hedge forecasted purchases and revenues, respectively:

(In thousands)	Currency denomination
	March 31,	December 31,
Foreign currency contract	2015	2014
South Korean Won	$82,232	$82,907
Mexican Peso	$70,477	$69,625
Brazilian Real	$7,514	$12,318
Hungarian Forint	€12,434	€12,646
Great Britain Pound	£300	£300

Accumulated unrealized net losses of $3,845,000 and $4,662,000 were recorded in accumulated other comprehensive income (loss) (AOCI) as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, losses of $4,168,000 are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during the three months ended March 31, 2015 and 2014, respectively, was immaterial.

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

On March 27, 2013, we also entered into a designated interest rate swap agreement for $72,000,000 of the outstanding principal balance of our long term debt. Under the terms of the new interest rate swap agreement, we swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 2.75% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72,000,000, and is reduced by $187,500 quarterly from the effective date. This interest rate swap has been designated as a cash flow hedging instrument. Accumulated unrealized losses of $987,000 and $282,000, excluding the tax effect, were recorded in accumulated other comprehensive income (loss) (AOCI) as of March 31, 2015, and December 31, 2014, respectively. As of March 31, 2015, no gains are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during the three month periods ended March 31, 2015 and 2014, respectively, was immaterial.

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

We had thirty-nine commodity price hedge contracts outstanding at March 31, 2015, and thirty-seven commodity price hedge contracts outstanding at December 31, 2014, with combined notional quantities of 9,472 and 8,196 metric tons of copper, respectively. These contracts mature within the next eighteen months. These contracts were designated as cash flow hedging instruments. Accumulated unrealized losses of $4,756,000 and $4,092,000, excluding the tax effect, were recorded in AOCI as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, pre-tax losses of $4,368,000 are expected to be reclassified to the accompanying consolidated statement of operations within the next 12 months. Any ineffectiveness during the three months ended March 31, 2015 and 2014, respectively, was immaterial.

Other

We present our derivative positions and any related material collateral under master netting agreements on a gross basis. We have entered into International Swaps and Derivatives Association agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require us to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of March 31, 2015, we have not posted any collateral to support derivatives in a liability position.

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

	Asset derivatives			Liability derivatives
(In thousands)	Balance sheet location	March 31, 2015	December 31, 2014	Balance sheet location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Commodity contracts	Prepaid expenses and other current assets	$—	$—	Other current liabilities and accrued expenses	$4,388	$3,515
Commodity contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	423	573
Foreign currency contracts	Prepaid expenses and other current assets	2,002	869	Other current liabilities and accrued expenses	7,549	7,316
Foreign currency contracts	Other noncurrent assets	51	—	Other noncurrent liabilities	474	892
Interest rate swap contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	987	282
Total derivatives designated as hedging instruments		$2,053	$869		$13,821	$12,578
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Other noncurrent assets	$—	$—	Other noncurrent liabilities	$3,356	$2,566
Total derivatives not designated as hedging instruments		$—	$—		$3,356	$2,566

 The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended March 31, 2015 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(1,923)	Cost of goods sold	$(1,259)	Cost of goods sold	$(19)
Foreign currency contracts	33	Cost of goods sold	(1,201)	Cost of goods sold	—
Interest rate swap contracts	(705)	Interest expense–net	—	Interest expense–net	—
	$(2,595)		$(2,460)		$(19)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap	Interest expense–net	$(790)

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended March 31, 2014 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(3,674)	Cost of goods sold	$(1,062)	Cost of goods sold	$(37)
Foreign currency contracts	(1,124)	Cost of goods sold	897	Cost of goods sold	—
Interest rate swap contracts	(463)	Interest expense–net	—	Interest expense–net	—
	$(5,261)		$(165)		$(37)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap contracts	Interest expense–net	$(677)

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

Accounts receivable factoring arrangements

We have entered into factoring agreements with various U.S. and European financial institutions to sell our accounts receivable under nonrecourse agreements. These are treated as a sale. The transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any domestic accounts after the factoring has occurred. We do not have any servicing assets or liabilities. We utilize factoring arrangements as an integral part of financing for us. The cost of factoring such accounts receivable is reflected in the accompanying consolidated statements of operations as interest expense-net with other financing costs. The cost of factoring such accounts receivable for the three months ended March 31, 2015 and 2014 was $763,000 and $1,254,000, respectively. Gross amounts factored under these facilities as of March 31, 2015 and December 31, 2014 were $202,000,000 and $229,696,000, respectively. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition.

5. Inventories

Net inventories consisted of the following:

	March 31,	December 31,
(In thousands)	2015	2014
Raw materials	$59,242	$46,049
Core inventory	36,003	36,034
Work-in-process	9,569	7,827
Finished goods	81,191	74,233
	$186,005	$164,143

Raw materials also include materials consumed in the manufacturing and remanufacturing process, but not directly incorporated into the finished products.

6. Property, plant and equipment

Depreciation and amortization expense of property, plant, and equipment for the three months ended March 31, 2015 and 2014 was $5,475,000 and $6,592,000, respectively.

7. Goodwill and other intangible assets

The following table represents the carrying value of other intangible assets:

	As of March 31, 2015			As of December 31, 2014
(In thousands)	Carrying value	Accumulated amortization	Net	Carrying value	Accumulated amortization	Net
Definite-life intangibles:
Intellectual property	$28,328	$3,395	$24,933	$27,833	$2,980	$24,853
Customer relationships	210,270	56,006	154,264	206,960	50,558	156,402
Customer contract	80,795	56,241	24,554	93,642	63,285	30,357
Trade names	500	8	492	—	—	—
Lease intangible	420	269	151	420	219	201
Total	320,313	115,919	204,394	328,855	117,042	211,813
Indefinite-life intangibles:
Trade names	86,210	—	86,210	86,210	—	86,210
Intangible assets, net	$406,523	$115,919	$290,604	$415,065	$117,042	$298,023
Goodwill	$263,491	$—	$263,491	$259,586	$—	$259,586

Definite-lived intangible assets are being amortized to reflect the pattern of economic benefit consumed.

We perform impairment testing annually or more frequently when events or circumstances indicate that the carrying amount of the above intangibles may be impaired.

On March 1, 2015, we completed our previously announced acquisition of substantially all assets of Maval Manufacturing, Inc. pursuant to the terms and conditions of a definitive agreement. See Note 20 for further information. As a result of the acquisition, we assigned preliminary values to all assets and liabilities acquired, including the customer relationships intangible of $3,310,000 with a useful life of 10 years, $500,000 to value the Maval trade name with a useful life of 5 years , and $3,905,000 to goodwill in the preliminary purchase price allocation during the three months ended March 31, 2015.

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

During the three months ended March 31, 2015, we had intellectual property additions of $495,000 which were related to patent defense and filing costs. The weighted average useful life of these intellectual property intangibles was 15 years as of March 31, 2015.

8. Other noncurrent assets

Other noncurrent assets primarily consisted of core return rights of $21,264,000 and noncurrent deferred tax assets of $12,072,000 as of March 31, 2015. Other noncurrent assets primarily consisted of core return rights of $38,940,000 and noncurrent deferred tax assets of $12,028,000 as of December 31, 2014.

9. Other current liabilities and accrued expenses

Other current liabilities and accrued expenses consisted of the following:

	March 31,	December 31,
(In thousands)	2015	2014
Accrued warranty	$24,217	$22,583
Accrued wages and benefits	16,295	18,784
Current portion of customer obligations	2,105	2,234
Rebates, stocklifts, discounts and returns	14,722	20,282
Current deferred revenue	842	865
Other	50,829	63,761
	$109,010	$128,509

Changes to our current and noncurrent accrued warranty were as follows:

	Three months ended March 31,
(In thousands)	2015	2014
Balance at beginning of period	$26,012	$30,781
Provision for warranty	10,564	12,170
Payments and charges against the accrual	(9,225)	(11,825)
Increased warranty accruals due to business acquisitions (Note 20)	360	1,363
Balance at end of period	$27,711	$32,489

10. Other noncurrent liabilities

Other noncurrent liabilities consisted of the following:

	March 31,	December 31,
(In thousands)	2015	2014
Noncurrent deferred revenue	$3,778	$3,967
Other	23,345	22,516
	$27,123	$26,483

11.	Restructuring and other charges

Total restructuring and other charges of $73,000 were recorded for the three months ended March 31, 2015. These charges consisted of $15,000 of employee termination benefits and $58,000 of other exit costs. The charges were primarily related to the closure of our Mezokovesd, Hungary plant and restructuring actions in our North American operations.

Total restructuring and other charges of $314,000 were recorded during the three months ended March 31, 2014. These charges consisted of $228,000 of employee termination benefits and $86,000 of other exit costs. The charges were primarily related to the closure of our Mezokovesd, Hungary plant and restructuring actions in our Mexico operations.

The following table summarizes the activity in our accrual for restructuring and other charges for the three month period ended March 31, (in thousands):

2015	Termination benefits	Exit costs	Total
Accrual at December 31, 2014	$259	$72	$331
Provision	15	58	73
Payments	(54)	(73)	(127)
Accrued at March 31, 2015	$220	$57	$277

2014	Termination benefits	Exit costs	Total
Accrual at December 31, 2013	$981	$45	$1,026
Provision	228	86	314
Payments	(950)	(106)	(1,056)
Accrued at March 31, 2014	$259	$25	$284

Significant components of restructuring and other charges were as follows (in thousands):

	Total expected costs	Expense incurred in			Estimated future expense
		Three months ended March 31, 2015	Twelve months ended December 31, 2014	Twelve months ended December 31, 2013

2014 Activities
Severance	$1,215	$15	$1,066	$—	$134
Exit costs	959	9	950	—	—
	$2,174	$24	$2,016	$—	$134
2013 Activities
Severance	$1,976	$—	$220	$1,756	$—
Exit costs	696	—	4	692	—
	$2,672	$—	$224	$2,448	$—
2012 Activities
Severance	$4,533	$—	$—	$795	$—
Exit costs	1,710	49	267	823	160
Other charges	1,687	—	—	—	—
	$7,930	$49	$267	$1,618	$160

12. Debt

Borrowings under long-term debt arrangements, net of discounts, consisted of the following:

	March 31,	December 31,
(In thousands)	2015	2014
Asset-Based Revolving Credit Facility- Maturity date of September 5, 2018	$25,550	$—
Term B Loan, as Amended and Restated - Maturity date of March 5, 2020	292,905	293,637
Total Senior Credit Facility and Notes	318,455	293,637
Capital leases and other obligations	8,039	8,167
Less current maturities	(3,500)	(3,509)
Long-term debt less current maturities	$322,994	$298,295

On December 31, 2014, in connection with the completion of the Transaction, Remy International, Inc. and certain subsidiaries entered into a Second Amendment to the ABL Revolver Credit Agreement (“ABL Second Amendment”) and a Second Amendment and Restatement of the Term B Loan Credit Agreement (“Term B Second Amendment”) (collectively, the “Amendments”).

The Amendments permitted the Transaction to occur, added New Remy Holdco Corp. and New Remy Corp. as guarantors of the obligations under the foregoing credit facilities, and made conforming changes to reflect the effects of the Transaction. There are no other changes that materially modify the foregoing credit facilities.

The ABL Second Amendment bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL Second Amendment maintains the current availability at $95,000,000, but may be increased, under certain circumstances, by $20,000,000. The ABL Second Amendment is secured by substantially all domestic accounts receivable and inventory. At March 31, 2015, the ABL Second Amendment balance was $25,550,000. Based upon the collateral supporting the ABL Second Amendment, the amount borrowed, and the outstanding letters of credit of $15,712,000, there was additional availability for borrowing of $50,665,000 on March 31, 2015. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL Second Amendment.

The Term B Second Amendment bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3.00% per year with an original issue discount of $750,000. The Term B Second Amendment also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Term B Second Amendment is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL Second Amendment. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Term B Second Amendment is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At March 31, 2015, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.

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

As of March 31, 2015, the estimated fair value of our Term B Second Amendment was $295,634,000, which was $2,729,000 more than the carrying value. As of December 31, 2014, the estimated fair value of our Term B Loan was $290,693,000, which was $2,944,000 less than the carrying value. The Level 2 fair market values are based on established market prices as of March 31, 2015 and December 31, 2014. The fair value estimates do not necessarily reflect the values we could realize in the current markets. Because of their short-term nature or variable interest rate, we believe the carrying value for short-term debt and the revolving credit agreement closely approximates their fair value.

All of our credit agreements contain various covenants and representations that are customary for transactions of this nature. We were in compliance with all covenants as of March 31, 2015. The credit agreements contain various restrictive covenants, which include, among other things: (i) a maximum leverage ratio; (ii) a minimum interest coverage ratio; (iii) mandatory prepayments upon certain asset sales and debt issuances; and (iv) limitations on the payment of dividends in excess of a specified amount. The term loan also includes events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5.0 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity.

Short-term debt

We have revolving credit facilities with three Korean banks with a total facility amount of approximately $11,765,000 of which $1,810,000 was borrowed at an average interest rate of 2.75% at March 31, 2015. In Hungary, there is one revolving credit facility with one bank for a total credit facility of $1,015,000 of which nothing was borrowed at March 31, 2015. In China there is a revolving credit facility with one bank for a total credit facility of $10,000,000 of which $3,000,000 was borrowed at an average interest rate of 2.04% at March 31, 2015.

Capital leases and other obligations

Capital leases have been capitalized using nominal interest rates ranging from 4.0% to 15.1% as determined by the dates we entered into the leases. We had assets under capital leases of approximately $2,675,000 at March 31, 2015 and approximately $2,810,000 at December 31, 2014, net of accumulated amortization.

On December 29, 2014, we entered into a leaseback financing arrangement with an independent third party involving the sale of a distribution facility with a net book value of approximately $11,454,000 at March 31, 2015 and $11,855,000 at December 31, 2014. We continue to maintain the facility on our books and have included the proceeds from the sale of the facility as a financing obligation totaling $5,800,000 bearing an implied interest rate of 6.5%.

13. Stockholders' equity

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

Under the Amended and Restated Certificate of Incorporation, the Company is authorized to issue 280,000,000 shares, consisting of 240,000,000 shares of common stock, par value $0.0001 per share, and 40,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2015, there were 32,236,050 common stock shares outstanding and no preferred stock shares outstanding.

The holders of common stock are entitled to one vote on all matters properly submitted on which the common stockholders are entitled to vote.

Share Repurchase Program

On February 18, 2015, the Board of Directors approved a share repurchase program, effective February 23, 2015, under which we may repurchase up to $100,000,000 of our outstanding common stock shares. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 28, 2018. There were no purchases of our common stock under this program during the three months ended March 31, 2015.

Treasury stock

During the three months ended March 31, 2015, we withheld 47,772 shares at cost, or $1,097,000, to satisfy tax obligations for vesting of restricted stock shares granted to our employees under the Remy International, Inc. Omnibus

Incentive Plan, or "Omnibus Incentive Plan". In addition, 112,291 shares were forfeited and returned to treasury stock during the three months ended March 31, 2015 for no value pursuant to the Omnibus Incentive Plan.

During the three months ended March 31, 2014, we withheld 114,291 shares at cost, or $2,504,000, to satisfy tax obligations for vesting of restricted stock shares granted to our employees under the Omnibus Incentive Plan. In addition, 74,892 shares were forfeited and returned to treasury stock during the three months ended March 31, 2014 for no value pursuant to the Omnibus Incentive Plan.

Dividend payments

On February 6, 2015, our Board of Directors declared a quarterly cash dividend of ten cents ($0.10) per share. The dividend was payable in cash on February 27, 2015 to stockholders of record as of the close of business on February 17, 2015. Cash dividends paid during the three months ended March 31, 2015 were $3,305,000, which also included accrued cash dividends paid on restricted stock vestings.  As of March 31, 2015, a dividend payable of $74,000 was recorded for unvested restricted stock and is payable upon vesting.

On April 30, 2015, our Board of Directors declared a quarterly cash dividend of eleven cents ($0.11) per share, payable on May 29, 2015, to stockholders of record as of May 18, 2015.

14. Reclassifications out of accumulated other comprehensive income (loss)

The following table discloses the changes in each component of accumulated other comprehensive income, net of tax for the three months ended March 31, 2015 (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on currency hedges	Unrealized gains (losses) on commodity hedges	Interest rate swaps	Employee benefit plan adjustment	Accumulated other comprehensive income (loss)
Balances at December 31, 2014	$1,590	$(4,662)	$(1,955)	$(172)	$(4,184)	$(9,383)
Other comprehensive income (loss) before reclassifications	(7,993)	(82)	(1,698)	(429)	(105)	(10,307)
Amounts reclassified from accumulated other comprehensive income (loss)	—	899	778	—	25	1,702
Balances at March 31, 2015	$(6,403)	$(3,845)	$(2,875)	$(601)	$(4,264)	$(17,988)

The following table discloses the changes in each component of accumulated other comprehensive income, net of tax for the three months ended March 31, 2014 (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on currency hedges	Unrealized gains (losses) on commodity hedges	Interest rate swaps	Employee benefit plan adjustment	Accumulated other comprehensive income (loss)
Balances at December 31, 2013	$9,441	$2,753	$(1,776)	$886	$7,866	$19,170
Other comprehensive income (loss) before reclassifications	797	(886)	(2,264)	(281)	(463)	(3,097)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(636)	672	—	100	136
Balances at March 31, 2014	$10,238	$1,231	$(3,368)	$605	$7,503	$16,209

The following table discloses the effect of reclassifications of accumulated other comprehensive income on the accompanying consolidated statement of operations (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2015	2014
Gains (losses) on cash flow hedges:
Foreign currency contracts	$(1,201)	$897	Cost of goods sold
Commodity contracts	(1,278)	(1,099)	Cost of goods sold
	(2,479)	(202)	Total before tax
	802	166	Tax benefit (expense)
	$(1,677)	$(36)	Net of tax

Amortization of employee benefit plan costs:
Prior service costs	$—	$—	Selling, general and administrative expenses
Net actuarial loss	(29)	(164)	Selling, general and administrative expenses
	(29)	(164)	Total before tax
	4	64	Tax benefit (expense)
	$(25)	$(100)	Net of tax

Total reclassifications for the period	$(1,702)	$(136)	Net of tax

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

The effective income tax rate for the three months ended March 31, 2015, differs from the U.S. federal income tax rate primarily due to the effect of foreign taxable income and tax credits. The effective income tax rate for the three months ended March 31, 2014, differs from the U.S. federal income tax rate primarily due to the effect of foreign taxable income, valuation allowance utilization in certain foreign jurisdictions, and tax credits reported in the financial statements.

16. Employee benefit plans

The components of expense for our pension plans were as follows (in thousands):

	Three months ended March 31,
Components of expense	2015	2014
Service costs	$325	$276
Interest costs	762	752
Expected return on plan assets	(761)	(766)
Recognized net actuarial loss (gain)	53	(144)
Net periodic pension cost	$379	$118

Cash flows

We contributed $907,000 and $828,000 to our pension plans during the three months ended March 31, 2015 and 2014, respectively. We expect to contribute a total of $2,041,000 to our U.S. pension plans and $595,000 to our international pension plans in 2015.

17.	Stock-based compensation

Omnibus Incentive Plan

The Omnibus Incentive Plan, which is stockholder-approved, became effective on October 27, 2010, was amended on March 24, 2011 and permits our Compensation Committee of the Board of Directors to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other cash or share based awards to our employees and non-employee directors. Actual participation, as well as the terms of the awards to those participants, is determined by the Compensation Committee. The maximum number of shares authorized that may be delivered pursuant to awards under the Omnibus Incentive Plan was 5,500,000. As of March 31, 2015, there were 2,837,168 shares available to be issued under the Omnibus Incentive Plan.

On February 23, 2015, executive officers and other key employees received restricted stock awards of 150,280 common shares with a weighted average grant date value of $23.01, based on the closing price of our common stock on the respective grant date as reported on the NASDAQ Stock Market. These awards are 50% time-based and 50% performance-based. The time-based restricted shares vest equally over a three-year period and one-third of the performance-based restricted shares will be available to vest for each of the calendar years 2015, 2016 and 2017 based on a target operating income for each of the years. Also on February 23, 2015, we granted an additional time-based restricted stock award of 22,816 common shares which will vest 100% on the first anniversary of the grant date. Additionally, executive officers and other key employees were granted 305,753 stock option awards which vest equally over a three-year period with a term of seven years and a weighted average exercise price of $23.01.

On March 6, 2015, an additional time-based restricted stock award of 15,000 common shares was granted with a grant date value of $22.62 based on the closing price of our common stock on the grant date as reported on the NASDAQ Stock Market. This award will vest 100% on the third anniversary of the grant date.

Also on February 23, 2015, our Board of Directors received restricted stock awards of 22,815 common shares and stock option awards of 46,418 common shares. One-half of the restricted stock shares and stock options granted to the Board of Directors vest at each anniversary of the grant date. Restricted stock granted to the Board of Directors were valued at $23.01, which was the closing price of our common stock on the grant date as reported on the NASDAQ Stock Market. Stock options granted to the Board of Directors have a term of seven years and an exercise price of $23.01.

We estimated the grant date fair value of all stock options granted during the three months ended March 31, 2015 using the Black-Scholes valuation model. The weighted average valuation per share was $4.85 based on the following assumptions: Risk-free interest rate: 1.41%, Dividend Yield: 1.74%, Expected Volatility: 28.00% and Expected Term: 4.5 years.

Shares issued upon exercise of stock options were 2,919 and 2,397 during the three months ended March 31, 2015 and 2014, respectively.

Noncash compensation expense related to all types of awards was recognized for the three months ended March 31, 2015 and 2014 as follows:

	Three months ended March 31,
(In thousands)	2015	2014
Stock-based compensation expense	$1,316	$1,219

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

Information about our net sales by region was as follows:

	Three months ended March 31,
(In thousands)	2015	2014
Net sales to external customers:
United States	$204,509	$204,618
Europe	19,763	23,075
Other Americas	8,808	10,880
Asia	70,331	67,432
Total net sales	$303,411	$306,005

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

Actual losses may materially differ from the amounts recorded and the ultimate outcomes of our pending cases are generally not yet determinable. At present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition. However, litigation matters are inherently uncertain, and we cannot currently quantify our ultimate liability for unresolved litigation matters. As a result, it is possible that such liability could materially affect our consolidated financial position or our results of operations or cash flows for an individual reporting period.

Remy Componentes S. de R.L. de C.V. vs. Corporativo Industrial y Empresarial Lorva, S.A. de C.V. ("Lorva")

In December 2012, Lorva, a former vendor, filed a judicial claim against Old Remy in the Fourth District federal court in San Luis Potosi, Mexico requesting the rescission of two alleged operational service contracts. We filed a timely response in the Fourth District Court in January 2013. The collection of evidence and witness testimony concluded in the civil case, and the parties filed their written closing argument briefs in the fourth quarter of 2013. In March 2014, the first instance sentence was issued by the Fourth District Court determining Lorva has the right to rescind both contracts and collect the benefit sought in the amount of approximately $17,380,000 for liquidated damages and outstanding invoices. In April 2014, we filed an appeal of this ruling in the Unitary Tribunal in San Luis Potosi, Mexico. On October 2, 2014, the Unitary Tribunal in San Luis Potosi, Mexico ruled on the appeal, reducing the March 2014 lower Fourth District Court award from $17,380,000 to payment of invoices and amounts due of $121,000 plus Lorva's costs and attorney fees. Both Lorva and Old Remy filed a timely appeal of this ruling in the 4th Collegiate Tribunal in San Luis Potosi, Mexico in October 2014. In February 2015, the 4th Collegiate Tribunal sent instructions to the Unitary Tribunal to consider the evidence presented that supports Remy's allegation that the contract is fraudulent and rule on that evidence. In March 2015, the Unitary Tribunal reissued the same judgment as in their prior October 2014 ruling, as a result, Remy filed an appeal with the 4th Collegiate Tribunal in April 2015. We believe it is probable that we should prevail on final appeal based on legal arguments and the facts of this case. As of March 31, 2015, we continue to maintain an immaterial accrual related to this matter.

Remy, Inc. vs. Tecnomatic S.p.A.

In March 2011, Tecnomatic filed a lawsuit against Remy International, Inc., its Mexican subsidiaries and two other entities alleging breach of contract and the misappropriation of trade secrets, and requested damages of $110,000,000. On September 11, 2014, we announced entry into a Settlement Agreement and Mutual General Release (the "Agreement") to settle all disputes that existed among us and Tecnomatic. In addition, we entered into a cross licensing arrangement of certain patents with Tecnomatic. The value of the patents received from Tecnomatic was approximately $13,930,000. Pursuant to the Agreement and the cross licensing arrangement, we paid to Tecnomatic a $16,000,000 cash payment in September 2014 and paid a $16,000,000 cash payment during the three months ended March 31, 2015.

20. Acquisition

Acquisition of Maval Manufacturing, Inc.

On February 19, 2015, we announced that we entered into a definitive agreement to acquire substantially all of the assets of Maval Manufacturing, Inc., a manufacturer, remanufacturer, and distributor of steering systems, components, and specialty products to the automotive service, original equipment power sports, and off-road specialty vehicle markets. The transaction closed effective March 1, 2015. In connection with the closing of the transaction, the assets were placed in Maval Industries, L.L.C. ("Maval"), a wholly-owned subsidiary of the Company. The results of operations of Maval have been included in our consolidated results of operations since the acquisition date.

Preliminary purchase price was $22,000,000, consisting of $18,340,000 in cash and $3,660,000 cash held in escrow. The initial purchase price allocation based on their fair values as of the acquisition date was as follows:

Trade accounts receivable	$8,011
Inventories	14,065
Prepaid expenses and other current assets	25
Property, plant and equipment	1,764
Goodwill	3,905
Intangible assets	3,810
Other noncurrent assets	22
Total assets acquired	$31,602

Accounts payable	$6,674
Other current liabilities and accrued expenses	2,928
Total liabilities acquired	$9,602
Net assets acquired	$22,000

Goodwill of $3,905,000, which is deductible for tax purposes, has been recorded based on the amount of the purchase price that exceeds the fair value of the net assets acquired. The purchase price allocation is preliminary as of March 31, 2015 as we finalize our valuation of long lived assets and any contingent liabilities.

For the three months ended March 31, 2015, we recognized a finished goods inventory step-up of $587,000 and customer relationships and trade name amortization of $36,000, which was included in cost of goods sold in the accompanying consolidated statement of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: future financial results and liquidity, development of new products and services, the effect of competitive products or pricing, the effect of commodity and raw material prices, the impact of supply chain cost management initiatives, restructuring risks, customs duty claims, litigation uncertainties and warranty claims, conditions in the automotive industry, foreign currency fluctuations, costs related to re-sourcing and outsourcing products, the effect of economic conditions, and other risks identified in the “Special note regarding forward-looking statements”, “Risk Factors” and other sections of the Company's previously filed most recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

Executive Overview

Our Business

We are a global market leader in the design, manufacture, remanufacture, marketing and distribution of non-discretionary, rotating electrical components for light and commercial vehicles for original equipment manufacturers, or OEMs, and the aftermarket. We sell our products worldwide primarily under our well-recognized “Delco Remy,” “Remy,” “World Wide Automotive”, “USA Industries” and “Maval” brand names, as well as our customers' well-recognized private label brand names.

Our principal products for both light and commercial vehicles include:

•	new starters and alternators;

•	remanufactured starters and alternators;

•	hybrid electric motors; and

•	multi-line products (primarily remanufactured), including steering gears, constant velocity (CV) axles, and brake calipers.

We sell our new starters, alternators and hybrid electric motors to U.S. and non-U.S. OEMs for factory installation on new vehicles. We sell remanufactured and new products to aftermarket customers, mainly retailers in North America, warehouse distributors in North America and Europe, and OEMs globally for the original equipment service ("OES"), market. We sell a small volume of remanufactured locomotive power assemblies in North America.

Financial Results

Net sales of $303.4 million for the first quarter of 2015 decreased 0.8% from $306.0 million for the same period in 2014 driven primarily by decreased volume and mix of $7.5 million, unfavorable foreign currency impacts of $6.6 million and negative pricing impact of $1.3 million. The net sales decrease was partially offset by a one time settlement of cores with a customer whose contract expired in January 2015, the net impact for this customer was an increase of $8.8 million in sales period over period. In addition, we had $4.0 million in sales of Maval Industries, L.L.C. ("Maval"), which we acquired in March of 2015. We had operating income of $28.5 million during the first quarter of 2015, an increase of $15.4 million compared to operating income of $13.1 million during the same period in 2014 primarily due to one time core settlements with customers of $22.0 million, partially offset by a decrease in volume and mix of $8.5 million and negative foreign currency impacts of $2.2 million.

Acquisition of Maval Manufacturing, Inc.

On February 19, 2015, we announced that we entered into a definitive agreement to acquire substantially all assets of Maval Manufacturing, Inc., a manufacturer, remanufacturer, and distributor of steering systems, components, and specialty products to the automotive service, original equipment power sports, and off-road specialty vehicle markets. Maval adds a new product line that is complimentary to our existing portfolio of products. The transaction closed effective March 1, 2015. In connection with the closing of the transaction, the assets were placed in Maval Industries, L.L.C., a wholly-owned subsidiary of the Company. The results of operations of Maval have been included in our consolidated results of operations since the acquisition date. As of March 31, 2015, the preliminary purchase price was $22.0 million, consisting of $18.3 million in cash and $3.7 million cash held in escrow.

Recent Trends and Conditions

General economic conditions

According to IHS Global Insight, global light duty vehicle production was up 1% and global medium and heavy duty vehicle production was down 5% during the first quarter of 2015 as compared to the same period in 2014. The increase in light duty vehicle production was driven primarily by a 6% increase in China production, a 2% increase in North America production and flat production in Europe. These increases were offset by a 4% decline in Korea production and a 17% decline in South America production. The increase in global medium and heavy duty production was driven primarily by a 19% increase in North American production and a 5% increase in Europe production offset by a 10% decrease in Korea production, a 7% decline in South America production and a 23% decline in China. The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles.

Weather can affect aftermarket sales of starters and alternators. Extreme cold can damage starters and extreme heat can increase alternator failures. In both cases, this extreme weather can stimulate sales of aftermarket starters and alternators. In early 2014, the Northeast United States experienced severe cold weather which we believe had a positive impact on our results of operations.

Pricing pressures from customers

Pressure from our customers to reduce prices is characteristic of the automotive supply industry. Due to the competitive nature of the business, revised terms with customers may impact our ongoing profitability. We anticipate the impact of our pricing to be in the range of 1% to 3% consistent with prior years. We have taken and expect to continue to take steps to improve operating efficiencies and minimize or resist price reductions. We intend to maintain a disciplined approach to customer program pricing and may choose to exit programs with certain customers to protect our margins and cash flow. As a result, we may choose to no longer continue programs with certain customers due to unacceptable competitive pricing or terms. To this end, we have chosen not to meet the demands of a major aftermarket customer due to the negative pricing and working capital impact. While these decisions impact net sales and operating income in the short term, we believe this operating discipline will help to maximize the long-term profitability of the Company. Sales to this customer were $87.7 million for the year ended December 31, 2014. Upon expiration of the contract in January 2015, we invoiced the customer $41.5 million for the sale of cores that were reflected in core right of return in other noncurrent assets as of December 31, 2014, partially offsetting the expected reduction in sales in 2015. We collected a majority of this amount during the first quarter of 2015. Despite this likely reduction, this action will have a positive impact on our net income and cash position in 2015.

Material and commodity price fluctuations

Overall commodity price fluctuation is an ongoing concern for our business and has been an operational and financial focus. We have pass-through pricing agreements with a number of our customers that reduce our exposure to metals price volatility. Where metals price volatility is not covered by customer agreements, we utilize hedging instruments where appropriate, particularly related to copper, and consider their cost and their effectiveness. Average copper prices were lower for the quarter ended March 31, 2015 than for the same period in 2014.

In our remanufacturing operations, our principal inputs are cores, approximately 90% of which we receive in exchange for remanufactured units. Cores are used starters, alternators, or other multi-line products that customers exchange when they purchase new products. If usable, we refurbish these cores into a remanufactured product that we sell to our aftermarket customers. When we are required to purchase cores rather than receiving them in exchange for remanufactured units, we are affected by market pricing of cores. The cost of cores fluctuates based on a number of factors, including supply and demand and the underlying value of the commodities that the cores contain.

Foreign currencies

During the first three months of 2015, approximately 33% of our net sales were transacted outside the United States. The functional currency of our foreign operations is generally the local currency, while our financial statements are presented in U.S. dollars. Foreign exchange has an unfavorable impact on net sales when the U.S. dollar is relatively strong as compared with foreign currencies and a favorable impact on net sales when the U.S. dollar is relatively weak as compared with foreign currencies. While we employ financial instruments to hedge certain exposures related to transactions from fluctuations in foreign currency exchange rates, these hedging actions do not entirely insulate us from currency effects and such programs may not always be available to us at economically reasonable costs. During the first three months of 2015, we experienced a $2.2 million negative impact from foreign currency effects on our reported earnings in U.S. dollars compared to the first three months of 2014, primarily resulting from the results denominated in other currencies, mainly the Mexican Peso, Brazilian Real and the Euro.

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

We define adjusted EBITDA as net income attributable to common stockholders before interest expense–net, income tax expense, depreciation and amortization, stock-based compensation expense, restructuring, other charges and other impairment charges, certain purchase accounting finished goods inventory step-up costs, litigation settlements and related legal fees, Transaction related fees, and other adjustments as set forth in the reconciliations provided below. All periods presented conform to this definition.

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

The following table sets forth a reconciliation of adjusted EBITDA to its most directly comparable U.S. GAAP measure, net income:

	Three months ended March 31,
(In thousands)	2015	2014

Net income	$16,570	$4,944
Adjustments:
Interest expense–net	5,011	5,254
Income tax expense	6,928	2,908
Depreciation and amortization	17,037	18,057
Stock-based compensation expense	1,316	1,219
Restructuring and other charges	73	314
Litigation settlements and related legal fees	—	737
Purchase accounting finished goods inventory step-up	587	2,509
Other nonrecurring adjustments (a)	(21,903)	(3)
Total adjustments	9,049	30,995
Adjusted EBITDA	$25,619	$35,939
(a) Represents the elimination of the $22.0 million net impact of one-time core settlements with customers in 2015 and (gain)/loss on sale of fixed assets in both periods.

Results of operations

The following table presents our consolidated results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

Three months ended March 31,			Increase/ (Decrease)	% Increase/ (Decrease)
(In thousands)	2015	2014

Net sales	$303,411	$306,005	$(2,594)	(0.8)%
Cost of goods sold	241,409	259,654	(18,245)	(7.0)%
Gross profit	62,002	46,351	15,651	33.8%
Selling, general, and administrative expenses	33,420	32,931	489	1.5%
Restructuring and other charges	73	314	(241)	(76.8)%
Operating income	28,509	13,106	15,403	117.5%
Interest expense–net	5,011	5,254	(243)	(4.6)%
Income before income taxes	23,498	7,852	15,646	199.3%
Income tax expense	6,928	2,908	4,020	138.2%
Net income	$16,570	$4,944	$11,626	235.2%

Net sales

Net sales decreased by $2.6 million, or (0.8)%, to $303.4 million for the three months ended March 31, 2015, from $306.0 million for the same period in 2014. The decrease in net sales was driven by decreased volume and mix of $7.5 million, a negative pricing impact of $1.3 million, and unfavorable foreign currency translation of $6.6 million. The net sales decrease was partially offset by a one time settlement of cores with a customer whose contract expired in January 2015, the net impact for this customer was an increase of $8.8 million in sales period over period. In addition, we had $4.0 million in sales of Maval, which we acquired in March of 2015.

Net sales of new starters and alternators to OEMs in the three months ended March 31, 2015 decreased in light vehicle products which was offset by an increase in commercial vehicle products. Net sales of light vehicle starters and alternators to OEMs were $85.4 million in the three months ended March 31, 2015, a $3.7 million, or 4.2%, decrease compared to $89.1 million in the same period in 2014. These reductions are mainly driven by the end of certain North American programs and softening demand in North America and China, offset by new programs and growth in Hyundai. Net sales of commercial vehicle starters and alternators were $47.2 million in the three months ended March 31, 2015, a $1.1 million, or 2.4%, increase compared to $46.1 million in the same period in 2014. We also sold $2.6 million of hybrid electric motors to OEMs in the three months ended March 31, 2015, as compared to $3.9 million in the same period in 2014.

Net sales of light vehicle rotating electrical products to aftermarket customers were $107.3 million in the three months ended March 31, 2015, a $4.0 million, or 3.9% increase from $103.3 million in the same period in 2014. The increase is primarily a result of $8.8 million of core sales in connection with the expiration of a contract described above, net of loss of business with that customer, offset by lower European sales due to foreign exchange. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $44.3 million in the three months ended March 31, 2015, a decrease of $0.7 million, or 1.6% from $45.0 million in the same period in 2014.

Net sales of remanufactured locomotive power trains and multi-line products, which consist of a small volume of remanufactured steering gears, axles, and brake calipers that we sell in the United States and Europe to aftermarket customers, were $15.8 million in the three months ended March 31, 2015, a $0.8 million, or 5.3% increase from the same period in 2014 as sales of the Maval acquisition of $4.0 million and increased locomotive sales of $1.2 million offset reductions in European sales of multi-line products primarily due to foreign exchange.

Cost of goods sold

Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold was $241.4 million in the three months ended March 31, 2015 and $259.7 million in the three months ended March 31, 2014, a decrease of $18.2 million, or 7.0%. The decrease was mainly due to lower volumes excluding one time settlements of cores with customers. The core settlements in the first quarter of 2015 resulted in a 5.2% increase in margins during the quarter ended March 31, 2015. In addition, we also recorded $0.6 million related to the step-up of finished goods inventory associated with the Maval acquisition during the three months ended March 31, 2015, as compared to $2.5 million related to the USA Industries acquisition in the three months ended March 31, 2014. As a result, cost of goods sold as a percentage of net sales decreased during the three months ended March 31, 2015 to 79.6%, from 84.9% in 2014.

Gross profit

As a result of the above changes in net sales and cost of goods sold, gross profit as a percentage of net sales increased to 20.4% for the three months ended March 31, 2015 as compared to 15.1% for the three months ended March 31, 2014.

Selling, general and administrative expenses

For the three months ended March 31, 2015, selling, general and administrative expenses, or SG&A, was $33.4 million, which represents an increase of $0.5 million, or 1.5%, from selling, general and administrative expenses of $32.9 million for the three months ended March 31, 2014. The increase was primarily related to the additional selling, general and administrative expenses associated with the Maval acquisition.

Restructuring and other charges

Restructuring and other charges decreased by $0.2 million, to $0.1 million for the three months ended March 31, 2015 compared to $0.3 million for the same period in 2014. The restructuring charges for the three months ended March 31, 2015 related to ongoing restructuring actions in our Mezokovesd, Hungary facility. The restructuring charges during the three months ended March 31, 2014 related to the ongoing activities of the closure of our Mezokovesd, Hungary facility and other operational restructuring efforts in our Mexico operations.

Interest expense–net

Interest expense–net decreased by $0.2 million to $5.0 million for the three months ended March 31, 2015 from $5.3 million in the same period in 2014. The decrease was primarily driven by a $0.5 million decrease in interest expense associated with lower factored receivables, partially offset by unfavorable changes in the valuation of our undesignated interest rate swap contracts of $0.1 million and interest expense on our Asset-Based Revolving Credit Facility of $0.1 million.

Income tax expense

Income tax expense increased by $4.0 million to $6.9 million for the three months ended March 31, 2015 from $2.9 million for the same period in 2014. The increase is primarily driven by the increase in income before taxes of $15.6 million. Our effective tax rate was decreased in 2015 due to tax credits in the first quarter of 2015, as well as the impact of an increase in our valuation allowance for certain state tax assets in 2014.

Net income

Our net income for the three months ended March 31, 2015 was $16.6 million as compared to $4.9 million for the three months ended March 31, 2014, for the reasons described above.

Liquidity and capital resources

Our primary sources of liquidity are cash flows generated from operations and the various borrowing and factoring arrangements described below, including our revolving credit facilities. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash.

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

As of March 31, 2015, we had cash and cash equivalents on hand of $87.3 million of which $81.3 million was held by our subsidiaries outside of the U.S. Cash held by these subsidiaries is used to fund foreign operational activities and future investments. If these funds were repatriated to the U.S., we would be required to provide for U.S. federal and state income tax, foreign income tax, and foreign withholding taxes. We have not provided for such taxes as it is our intention that those funds are permanently reinvested outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Total liquidity as of March 31, 2015, including cash on hand, availability under the ABL Second Amendment, and availability under short-term debt credit facilities, was $155.9 million.

Cash flows

The following table shows the components of our cash flows for the periods presented:

Three months ended March 31,
(In thousands)	2015	2014

Net cash provided by (used in):
Operating activities before changes in operating assets and liabilities	$40,831	$20,318
Changes in operating assets and liabilities	(28,600)	(29,757)
Operating activities	12,231	(9,439)
Investing activities	(27,372)	(46,865)
Financing activities	18,969	(2,312)

Cash flows-Operating activities

Cash provided by operating activities was $12.2 million versus cash used in operations of $9.4 million for the three months ended March 31, 2015 and 2014, respectively. The increase in operating cash flows from 2014 was primarily a result of the higher net income as discussed above.

Operating cash flows were increased primarily due to the collection of $40.5 million related to a core settlement in connection with a contract expiration in the three months ended March 31, 2015. We experienced a decrease in operating cash outflows for expenditures on inventory replenishment of approximately $7.5 million in 2015 to due to the decreased sales levels.  Operating cash flows increased by approximately $11.3 million as a result of extended vendor payment terms, as well as mix of purchases increasing our days payable outstanding during the  three months ended March 31, 2015.  Cash payments for restructuring charges were $0.9 million lower in the three months ended March 31, 2015 due to the nature and timing of restructuring actions. Additionally, we made $2.6 million less payments on warranty claims in the three months ended March 31, 2015 as compared to the payments made in the same period in 2014. During the quarter ended March 31, 2015, we made a final $16.0 million payment related to the Tecnomatic litigation settlement.

Cash paid for interest for the three months ended March 31, 2015 was $4.5 million as compared to $4.9 million for the three months ended March 31, 2014, a decrease of $0.4 million. Cash payments were lower primarily due to lower accounts receivable factoring during 2015.

Cash paid for taxes for the three months ended March 31, 2015 was $2.9 million, compared to $4.9 million for the three months ended March 31, 2014, an decrease of $2.0 million. The reason for the increase was primarily due to lower foreign cash payments as a result of lower foreign income and tax credits in 2015.

Cash flows-Investing activities

Cash used in investing activities for the three months ended March 31, 2015 was $27.4 million representing a $19.5 million decrease over the $46.9 million cash used in investing activities for the three months ended March 31, 2014. During first quarter of 2015, we completed our acquisition of Maval for $22.0 million in cash. During the first quarter of 2014, we completed our acquisition of USA Industries for approximately $40.4 million, net of cash acquired.

Cash flows-Financing activities

Cash provided by financing activities for the three months ended March 31, 2015 was $19.0 million, compared to cash used in financing activities of $2.3 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, we paid $3.3 million in quarterly cash dividends to our common stockholders, as declared by our Board of Directors, which was consistent with quarterly cash dividends paid in the prior year period. We also repurchased $1.1 million of our common stock to satisfy tax withholding obligations of participants under our stock-based compensation programs during the three months ended March 31, 2015, as compared to $2.5 million during the three months ended March 31, 2014. In connection with the vesting of restricted stock grants during the first quarter of 2015, we also recognized an excess tax benefit of $0.2 million, compared to a $1.1 million excess tax benefit recorded in the same period in 2014. During the quarter ended March 31, 2014, we had Parent company net investments of $0.4 million.

During the three months ended March 31, 2015, we borrowed $79.3 million and also repaid $53.7 million on our Asset-Based Revolving Credit Facility. These borrowings were for funding for general corporate working capital purposes including a $16.0 million payment related to a previously announced litigation settlement. In addition, we funded the acquisition of Maval through borrowings under the Asset-Based Revolving Credit Facility. The change in short-term debt during the three months ended March 31, 2015 was due to borrowings on our revolving credit facilities. In March 2014, we entered into a revolving credit facility in China with one bank for $10.0 million of which $3.0 million was borrowed and remained outstanding at March 31, 2015. We repaid $2.9 million against our revolving credit facility in China during the quarter ended March 31, 2015.

Financing arrangements

Our primary financing facilities are an Asset-Based Revolving Credit Facility (the "ABL Facility") and a Term B Loan (the "Term B Loan").

Asset-Based Revolving Credit Facility

The ABL Facility bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL Facility maintains the current availability at $95,000,000, but may be increased, with the consent of lenders, by $20,000,000. The ABL Facility is secured by substantially all domestic accounts receivable and inventory. At March 31, 2015, the ABL Facility balance was $25,550,000. Based upon the collateral supporting the ABL Facility, the amount borrowed, and the outstanding letters of credit of $15,712,000, there was additional availability for borrowing of $50,665,000. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL Facility. The ABL Facility expires September 5, 2018.

Term B Loan

The Term B Loan bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3.00% per year with an original issue discount of $750,000. The Term B Loan also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Term B Loan is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL Facility. The outstanding principal balance of the Term B Loan was $293.25 million as of March 31, 2015. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At March 31, 2015, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.

Both the ABL Facility and the Term B Loan contain various covenants and representations that are customary for transactions of this nature. We are in compliance with all covenants as of March 31, 2015. The credit agreements contain various restrictive covenants, which include, among other things: (i) a maximum leverage ratio; (ii) a minimum interest coverage ratio; (iii) mandatory prepayments upon certain asset sales and debt issuances; and (iv) limitations on the payment of dividends in excess of a specified amount. The credit agreements also includes events of default customary for a facilities of these types, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity.

See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of and for more details on the ABL Facility and the Term B Loan.

Under normal working capital utilization of liquidity, portions of the amounts drawn under our credit facilities typically are paid back throughout the month as cash from customers is received. We could then draw upon such facilities again for working capital purposes in the same or succeeding months.

Non-U.S. borrowing arrangements

At March 31, 2015, our subsidiaries outside the U.S. also had various uncommitted credit facilities, of which $18.0 million was not utilized. We expect that these additional facilities will be drawn on from time to time for normal working capital purposes and to fund capital expenditures in support of operations and planned expansions in certain regions. See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our short term debt.

Factoring agreements

We have also entered into factoring agreements with various U.S., Korean and European financial institutions to sell our accounts receivable under nonrecourse agreements. These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over, and risk related to, the receivables to the buyers. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as an integral part of our financing. See Note 4 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our factoring arrangements.

Share Repurchase Program

On February 18, 2015, our Board of Directors approved a share repurchase program, effective February 23, 2015, under which we may repurchase up to $100,000,000 of our outstanding common stock shares. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 28, 2018. There were no purchases of our common stock under this program during the three months ended March 31, 2015.

Contractual obligations

There were no material changes in our contractual obligations during the three months ended March 31, 2015 from what was previously described in our Annual Report on Form 10-K for the year ended December 31, 2014 other than related to the borrowings against our ABL Facility discussed above and leases described below.

In connection with the Maval acquisition, we acquired operating leases for two facilities in Twinsburg, Ohio, which require future cash payments of $1.5 million over the remaining lease terms through 2018.

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

Critical accounting policies and estimates

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Actual amounts could differ significantly from these estimates. See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a summary of the significant accounting policies and methods used in the preparation of our unaudited condensed consolidated financial statements. A detailed description of our significant accounting policies is included in Note 2 to our audited consolidated financial statements included in our Annual Report for Form 10-K for the year ended December 31, 2014. There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the quantitative and qualitative information about our market risks from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission on March 2, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our President and Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2015. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2015.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2015, the Company completed the acquisition of Maval and is currently integrating Maval into its operations, compliance programs, and internal control processes. As permitted by SEC rules and regulations, the Company has excluded Maval from management's evaluation of internal control over financial reporting as of March 31, 2015.

PART II - Other Information
Item 1. Legal Proceedings
 The information concerning the legal proceedings involving the Company contained in Note 19 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

Item 1A. Risk Factors
We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to Risk Factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission on March 2, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We withheld the following shares of common stock to satisfy tax withholding obligations during the quarter ended March 31, 2015 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares that may yet by purchased under the plans or programs (2)
1/1/2015 - 1/31/2015	—	$—	—	$—
2/1/2015 - 2/28/2015	39,509	22.97	—	100,000,000
3/1/2015 - 3/31/2015	8,263	22.95	—	100,000,000
Total	47,772	$22.97	—	$100,000,000

(1)	Shares purchased during the three months ended March 31, 2015 were in connection with employee payroll tax withholding for restricted stock vesting distributions.

(2)
On February 18, 2015, the Board of Directors approved a share repurchase program, effective February 23, 2015, under which we may repurchase up to $100,000,000 of our outstanding common stock shares. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 28, 2018. There were no purchases of our common stock under this program during the three months ended March 31, 2015.

Item 5. Other Information

On April 30, 2015, the Company filed with the Secretary of State of the State of Delaware a certificate of correction (the “Certificate of Correction”) correcting a typographical error in its Amended and Restated Certificate of Incorporation. The Certificate of Correction became effective upon filing.

A copy of the Certificate of Correction, as filed with the Secretary of State of the State of Delaware on April 30, 2015, is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On April 30, 2015, the Company filed with the Secretary of State of the State of Delaware a Restated Certificate of Incorporation (the “Restated Certificate”). The Restated Certificate restates the Company’s Amended and Restated Certificate of Incorporation to reflect the changes in the Certificate of Correction and the Certificate of Amendment, filed with the Secretary of State of the State of Delaware on December 31, 2014, changing the name of the Company from “New Remy Holdco Corp.” to “Remy International, Inc.”  The Restated Certificate became effective upon filing.

A copy of the Restated Certificate, as filed with the Secretary of State of the State of Delaware on April 30, 2015, is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.    Exhibits

Exhibit Index

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed herewith
3.1	Certificate of Correction of Amended and Restated Certificate of Incorporation				X
3.2	Restated Certificate of Incorporation				X
3.3	Second Amended and Restated Bylaws, as currently in effect	8-K	EX-3.3	2/4/2015
4.1	Specimen common stock certificate				X
10.1	Support Agreement, dated as of February 3, 2015, by and among H Partners Group and Remy International, Inc.	8-K	EX-10.1	2/4/2015
*10.2	Employment Agreement, effective as of February 20, 2015, by and between Remy International, Inc. and Albert E. VanDenBergh	8-K	EX-10.1	1/23/2015
*10.3	Employment Agreement, effective as of May 1, 2015, by and between Remy International, Inc. and Victor A. Polen	8-K	EX-10.1	5/1/2015
*10.4	Employment Agreement, effective as of April 1, 2015, by and between Remy International, Inc. and David G. Krall				X
*10.5	2015 Form of Notice of Restricted Stock Grant for Directors and Restricted Stock Award Agreement under the Remy International, Inc. Omnibus Incentive Plan				X
*10.6	2015 Form of Notice of Stock Option Grant for Directors and Stock Option Agreement under the Remy International, Inc. Omnibus Incentive Plan				X
*10.7	2015 Form of Notice of Restricted Stock Grant for Employees and Restricted Stock Award Agreement under the Remy International, Inc. Omnibus Incentive Plan				X
*10.8	2015 Form of Notice of Stock Option Grant for Employees and Stock Option Agreement under the Remy International, Inc. Omnibus Incentive Plan				X
*10.9	Form of First Amendment to Remy International, Inc. Omnibus Incentive Plan Restricted Stock Award Agreements for Employees				X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Remy International, Inc.
(Registrant)

Date: May 6, 2015	By: /s/ Albert E. VanDenBergh

Albert E. VanDenBergh
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)