Form 10-Q
period 2015-06-30
REMY INTERNATIONAL, INC.
filed 2015-08-03
CIK 1046859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of July 29, 2015, there were 31,802,084 shares of the Registrant's common stock outstanding.

PART I - Financial Information
Item 1. Financial Statements
Remy International, Inc.
Consolidated balance sheets

	June 30,	December 31,
(In thousands, except share information)	2015	2014
Assets:	(unaudited)
Current assets:
Cash and cash equivalents	$102,446	$84,885
Trade accounts receivable (less allowances of $1,973 and $1,519)	228,821	210,356
Other receivables	13,970	16,692
Inventories	191,777	164,143
Deferred income taxes	35,715	42,308
Prepaid expenses and other current assets	12,713	11,865
Total current assets	585,442	530,249

Property, plant and equipment	231,665	226,073
Less accumulated depreciation and amortization	(75,225)	(61,615)
Property, plant and equipment, net	156,440	164,458

Deferred financing costs, net of amortization	1,341	1,471
Goodwill	263,491	259,586
Intangibles, net	279,877	298,023
Other noncurrent assets	47,844	65,309
Total assets	$1,334,435	$1,319,096

Liabilities and Equity:
Current liabilities:
Short-term debt	$5,793	$7,761
Current maturities of long-term debt	3,489	3,509
Accounts payable	183,797	177,333
Accrued interest	121	94
Accrued restructuring	420	331
Other current liabilities and accrued expenses	113,607	128,509
Total current liabilities	307,227	317,537

Long-term debt, net of current maturities	340,191	298,295
Postretirement benefits other than pensions	1,378	1,484
Accrued pension benefits	33,310	34,267
Deferred income taxes	49,683	54,783
Other noncurrent liabilities	26,992	26,483

Equity:
Common stock, Par value of $0.0001; 31,811,724 shares outstanding at June 30, 2015, and 32,201,086 shares outstanding at December 31, 2014	3	3
Treasury stock, at cost; 634,064 treasury shares at June 30, 2015, and no treasury shares at December 31, 2014	(11,062)	—
Additional paid-in capital	598,115	595,627
Retained earnings	8,972	—
Accumulated other comprehensive loss	(20,374)	(9,383)
Total Remy International, Inc. stockholders' equity	575,654	586,247
Total liabilities and equity	$1,334,435	$1,319,096
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net sales	$271,997	$302,910	$575,408	$608,915
Cost of goods sold	237,151	252,913	478,560	512,567
Gross profit	34,846	49,997	96,848	96,348
Selling, general, and administrative expenses	30,906	35,890	64,326	68,821
Restructuring and other charges	371	79	444	393
Operating income	3,569	14,028	32,078	27,134
Interest expense–net	4,123	5,337	9,134	10,591
Income (loss) before income taxes	(554)	8,691	22,944	16,543
Income tax expense	396	3,661	7,324	6,569
Net income (loss)	$(950)	$5,030	$15,620	$9,974

Basic earnings (loss) per share:
Earnings (loss) per share	$(0.03)	$0.16	$0.49	$0.31
Weighted average shares outstanding	31,674	31,787	31,759	31,720
Diluted earnings (loss) per share:
Earnings (loss) per share	$(0.03)	$0.16	$0.49	$0.31
Weighted average shares outstanding	31,674	31,866	31,842	31,844
Dividends declared per common share	$0.11	$0.10	$0.21	$0.20
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of comprehensive income (loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Net income (loss)	$(950)	$5,030	$15,620	$9,974
Other comprehensive income (loss):
Foreign currency translation adjustments	(910)	5,644	(8,903)	6,441
Currency forward contracts, net of tax	(1,161)	2,136	(344)	614
Commodity contracts, net of tax	(306)	1,856	(1,226)	264
Interest rate swap contract, net of tax	76	(410)	(353)	(691)
Employee benefit plans, net of tax	(85)	(139)	(165)	(502)
Total other comprehensive income (loss), net of tax	(2,386)	9,087	(10,991)	6,126
Comprehensive income (loss)	$(3,336)	$14,117	$4,629	$16,100
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of cash flows
(Unaudited)

	Six months ended June 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$15,620	$9,974
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	36,031	36,664
Stock-based compensation	2,325	2,561
Deferred income taxes	1,020	(5,192)
Accrued pension and postretirement benefits, net	(1,119)	(2,123)
Restructuring and other charges	444	393
Cash payments for restructuring charges	(355)	(1,266)
Other	1,602	263
Changes in operating assets and liabilities, net of restructuring charges:
Accounts receivable	(11,357)	(39,230)
Inventories	(16,936)	(13,998)
Accounts payable	4,865	19,939
Other current assets and liabilities, net	(19,913)	979
Other noncurrent assets and liabilities, net	16,105	(12,908)
Net cash provided by (used in) operating activities	28,332	(3,944)

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,412)	(11,830)
Net proceeds on sale of assets	29	80
Acquisition of Maval Manufacturing, Inc.	(22,000)	—
Acquisition of USA Industries, Inc., net of cash acquired of $109	—	(40,070)
Net cash used in investing activities	(32,383)	(51,820)

Cash flows from financing activities:
Change in short-term debt	(1,904)	4,930
Proceeds from borrowings on Asset-Based Revolving Credit Facility	155,750	—
Payments made on Asset-Based Revolving Credit Facility	(112,150)	—
Payments made on long-term debt, including capital leases	(1,756)	(1,693)
Dividend payments on common stock	(6,800)	(6,548)
Purchase of treasury stock	(11,062)	(2,505)
Other	1,634	1,227
Net cash provided by (used in) financing activities	23,712	(4,589)

Effect of exchange rate changes on cash and cash equivalents	(2,100)	1,619
Net increase (decrease) in cash and cash equivalents	17,561	(58,734)
Cash and cash equivalents at beginning of period	84,885	114,884
Cash and cash equivalents at end of period	$102,446	$56,150
Supplemental disclosure information:
Cash paid for income taxes, net of refunds received	$6,004	$9,251
Cash paid for interest expense	8,835	9,779
Noncash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	1,808	2,816
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

We are one of the largest producers in the world of remanufactured starters and alternators for the aftermarket. Our remanufacturing operations obtain failed products, commonly known as cores, from our customers as returns. These cores are an essential material needed for the remanufacturing operations. We have expanded our operations to become a low cost, global manufacturer and remanufacturer with a more balanced business mix between the aftermarket and the original equipment market, especially for commercial vehicle applications.

BorgWarner Transaction

On July 12, 2015, we entered into an Agreement and Plan of Merger ("Merger Agreement") with BorgWarner Inc. ("BorgWarner") and Band Merger Sub, Inc., a wholly owned subsidiary of BorgWarner (“Merger Sub”) pursuant to which it is expected that we will merge with and into Merger Sub, with the Company surviving the merger as a wholly-owned subsidiary of BorgWarner (the "BorgWarner Transaction"). The Merger Agreement provides that at the effective time of the merger, if it occurs, each of the outstanding shares of Remy common stock (other than certain shares owned by BorgWarner, Merger Sub, Remy or any subsidiary of BorgWarner, Merger Sub or Remy, and shares that are owned by Remy stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law) will be cancelled and converted into $29.50 in cash, without interest.

The consummation of the BorgWarner Transaction is subject to the satisfaction or waiver of specified closing conditions, including (i) the approval of the Merger Agreement by stockholders representing a majority of our outstanding shares of common stock, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the making or obtaining of any filings, authorizations, consents or approvals regarding the Merger Agreement required pursuant to Antitrust Laws (as defined in the Merger Agreement) in Austria, Germany, China, Korea and Mexico and the termination or expiration of any applicable waiting period thereunder and (iv) other customary closing conditions, including (a) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (b) each party’s compliance with its agreements and covenants contained in the Merger Agreement and (c) the absence of any law, ordinance, rule, regulation, order, judgment or decree being in effect that restrains or enjoins, or otherwise prohibits or makes illegal, the consummation of the BorgWarner Transaction.

The Merger Agreement may be terminated by us or BorgWarner under certain circumstances. In some of those circumstances, we may be required to pay BorgWarner a termination fee of $28,313,000 (or in certain limited circumstances, a lower termination fee of $14,156,000) in connection with the termination of the Merger Agreement. Assuming the timely satisfaction of closing conditions, the BorgWarner Transaction is expected to close during the fourth quarter of 2015.

Spin-off and Merger Transactions

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

On September 7, 2014, we entered into agreements for a transaction (the "Spin-off Transaction") with FNF. On December 31, 2014, the Spin-off Transaction was completed pursuant to the merger agreement, which was approved by Old Remy's stockholders at a special meeting of stockholders held on the same date. The Spin-off Transaction in effect resulted in the indirect distribution of the shares of common stock of Old Remy that were held by FNF to the holders of its FNFV tracking stock.

In the Spin-off Transaction, FNFV contributed all of the 16,342,508 shares of Old Remy's common stock that FNFV owned and a small subsidiary, Fidelity National Technology Imaging ("Imaging"), into a newly-formed subsidiary ("New Remy"). New Remy was then distributed to FNFV shareholders. Immediately following the distribution of New Remy to FNFV shareholders, New Remy and Old Remy each engaged in stock-for-stock mergers with subsidiaries of a new publicly-traded holding company, New Remy Holdco Corp. ("New Holdco"). The Spin-off Transaction in effect resulted in New Holdco becoming the new public parent of Old Remy. Effective upon the closing of the Spin-off Transaction on December 31, 2014, New Holdco changed its name to "Remy International, Inc." and its shares were listed, and on January 2, 2015 began trading, on NASDAQ under the trading symbol "REMY", which was the same trading symbol used by Old Remy. Old Remy changed its name from "Remy International, Inc." to "Remy Holdings, Inc."

During the six months ended June 30, 2015, Imaging received $1,400,000 from FNF as part of a working capital adjustment in accordance with the Merger Agreement, which was previously included in other receivables at December 31, 2014.

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

Trade accounts receivable and allowance for doubtful accounts

Trade accounts receivable is stated at net realizable value, which approximates fair value. Substantially all of our trade accounts receivable are due from customers in the original equipment and aftermarket automotive industries, both domestically and internationally. Trade accounts receivable includes notes receivable of $38,917,000 and $38,541,000 as of June 30, 2015 and December 31, 2014, respectively. Trade accounts receivable is reduced by an allowance for amounts that are expected to become uncollectible in the future and for disputed items. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for doubtful customer accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is developed based on several factors including customers' credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

For the three months ended June 30, 2015, in applying the treasury stock method, equivalent shares of unvested restricted stock and stock options of 65,390 shares were anti-dilutive and excluded from the diluted calculation. For the three months ended June 30, 2014, in applying the treasury stock method, equivalent shares of unvested restricted stock and stock options of 78,525 shares were included in the weighted average shares outstanding in the diluted calculation. Anti-dilutive stock options of 555,428 and 273,723 were excluded from the calculation of dilutive earnings per share for the three months ended June 30, 2015 and 2014, respectively.

For the six months ended June 30, 2015 and 2014, in applying the treasury stock method, equivalent shares of unvested restricted stock and stock options of 83,670 and 124,502 shares, respectively, were included in the weighted average shares outstanding in the diluted calculation. Anti-dilutive stock options of 462,371 and 299,612 were excluded from the calculation of dilutive earnings per share for the six months ended June 30, 2015 and 2014, respectively.

New accounting pronouncements

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory to simplify the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, inventory should be at the lower of cost and net realizable value. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance to clarify the customer’s accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for annual and interim periods beginning after December 15, 2015. Early application is permitted. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update was originally effective for annual and interim periods beginning after December 15, 2016, however, in July 2015 the FASB voted to defer the effective date to annual and interim periods beginning after December 15, 2017. Early application is permitted but not before the original effective date. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, are set forth in the table below:

	As of June 30, 2015			As of December 31, 2014
(In thousands)	Asset/ (liability)	Level 2	Valuation technique	Asset/ (liability)	Level 2	Valuation technique
Interest rate swap contracts	$(4,114)	$(4,114)	C	$(2,848)	$(2,848)	C
Foreign exchange contracts	(7,877)	(7,877)	C	(7,339)	(7,339)	C
Commodity contracts	(5,317)	(5,317)	C	(4,088)	(4,088)	C

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

As of June 30, 2015 and December 31, 2014, we had the following outstanding foreign currency contracts that were entered into to hedge forecasted purchases and revenues, respectively:

(In thousands)	Currency denomination
	June 30,	December 31,
Foreign currency contract	2015	2014
South Korean Won	$66,720	$82,907
Mexican Peso	$56,271	$69,625
Brazilian Real	$2,526	$12,318
Hungarian Forint	€13,785	€12,646
Great Britain Pound	£—	£300

Accumulated unrealized net losses of $(5,006,000) and $(4,662,000) were recorded in accumulated other comprehensive income (loss) (AOCI) as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, losses of $(5,002,000) are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during the six months ended June 30, 2015 and 2014, respectively, was immaterial.

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

On March 27, 2013, we also entered into a designated interest rate swap agreement for $72,000,000 of the outstanding principal balance of our long term debt. Under the terms of the new interest rate swap agreement, we swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 2.75% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72,000,000, and is reduced by $187,500 quarterly from the effective date. This interest rate swap has been designated as a cash flow hedging instrument. Accumulated unrealized losses of $(863,000) and $(282,000), excluding the tax effect, were recorded in accumulated other comprehensive income (loss) (AOCI) as of June 30, 2015, and December 31, 2014, respectively. As of June 30, 2015, no gains are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during the three month periods ended June 30, 2015 and 2014, respectively, was immaterial.

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

We had thirty-four commodity price hedge contracts outstanding at June 30, 2015, and thirty-seven commodity price hedge contracts outstanding at December 31, 2014, with combined notional quantities of 8,966 and 8,196 metric tons of copper, respectively. These contracts mature within the next eighteen months. These contracts were designated as cash flow hedging instruments. Accumulated unrealized losses of $(5,259,000) and $(4,092,000), excluding the tax effect, were recorded in AOCI as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, pre-tax losses of $(4,875,000) are expected to be reclassified to the accompanying consolidated statement of operations within the next 12 months. Any ineffectiveness during the six months ended June 30, 2015 and 2014, respectively, was immaterial.

Other

We present our derivative positions and any related material collateral under master netting agreements on a gross basis. We have entered into International Swaps and Derivatives Association agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require us to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of June 30, 2015, we have not posted any collateral to support derivatives in a liability position.

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

	Asset derivatives			Liability derivatives
(In thousands)	Balance sheet location	June 30, 2015	December 31, 2014	Balance sheet location	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Commodity contracts	Prepaid expenses and other current assets	$—	$—	Other current liabilities and accrued expenses	$4,925	$3,515
Commodity contracts	Other noncurrent assets	56	—	Other noncurrent liabilities	448	573
Foreign currency contracts	Prepaid expenses and other current assets	424	869	Other current liabilities and accrued expenses	7,749	7,316
Foreign currency contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	552	892
Interest rate swap contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	863	282
Total derivatives designated as hedging instruments		$480	$869		$14,537	$12,578
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Other noncurrent assets	$—	$—	Other noncurrent liabilities	$3,251	$2,566
Total derivatives not designated as hedging instruments		$—	$—		$3,251	$2,566

 The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended June 30, 2015 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(1,776)	Cost of goods sold	$(1,273)	Cost of goods sold	$(23)
Foreign currency contracts	(2,946)	Cost of goods sold	(1,483)	Cost of goods sold	—
Interest rate swap contracts	124	Interest expense–net	—	Interest expense–net	—
	$(4,598)		$(2,756)		$(23)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap	Interest expense–net	$105

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended June 30, 2014 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$1,784	Cost of goods sold	$(1,262)	Cost of goods sold	$22
Foreign currency contracts	3,909	Cost of goods sold	1,512	Cost of goods sold	—
Interest rate swap contracts	(672)	Interest expense–net	—	Interest expense–net	—
	$5,021		$250		$22

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap contracts	Interest expense–net	$(656)

 The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the six months ended June 30, 2015 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(3,699)	Cost of goods sold	$(2,532)	Cost of goods sold	$(42)
Foreign currency contracts	(2,913)	Cost of goods sold	(2,684)	Cost of goods sold	—
Interest rate swap contracts	(580)	Interest expense–net	—	Interest expense–net	—
	$(7,192)		$(5,216)		$(42)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap	Interest expense–net	$(685)

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the six months ended June 30, 2014 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(1,777)	Cost of goods sold	$(2,324)	Cost of goods sold	$(15)
Foreign currency contracts	2,784	Cost of goods sold	2,409	Cost of goods sold	—
Interest rate swap contracts	(1,134)	Interest expense–net	—	Interest expense–net	—
	$(127)		$85		$(15)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap contracts	Interest expense–net	$(1,333)

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

Accounts receivable factoring arrangements

We have entered into factoring agreements with various U.S. and European financial institutions to sell our accounts receivable under nonrecourse agreements. These are treated as a sale. The transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any domestic accounts after the factoring has occurred. We do not have any servicing assets or liabilities. We utilize factoring arrangements as an integral part of financing for us. The cost of factoring such accounts receivable is reflected in the accompanying consolidated statements of operations as interest expense-net with other financing costs. The cost of factoring such accounts receivable for the three months ended June 30, 2015 and 2014 was $673,000 and $1,292,000, respectively. The cost of factoring such accounts receivable for the six months ended June 30, 2015 and 2014 was $1,436,000 and $2,546,000, respectively. Gross amounts factored under these facilities as of June 30, 2015 and December 31, 2014 were $175,055,000 and $229,696,000, respectively. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition.

5. Inventories

Net inventories consisted of the following:

	June 30,	December 31,
(In thousands)	2015	2014
Raw materials	$58,041	$46,049
Core inventory	36,845	36,034
Work-in-process	9,363	7,827
Finished goods	87,528	74,233
	$191,777	$164,143

Raw materials also include materials consumed in the manufacturing and remanufacturing process, but not directly incorporated into the finished products.

6. Property, plant and equipment

Depreciation and amortization expense of property, plant, and equipment for the six months ended June 30, 2015 and 2014 was $12,721,000 and $13,384,000, respectively.

7. Goodwill and other intangible assets

The following table represents the carrying value of other intangible assets:

	As of June 30, 2015			As of December 31, 2014
(In thousands)	Carrying value	Accumulated amortization	Net	Carrying value	Accumulated amortization	Net
Definite-life intangibles:
Intellectual property	$28,628	$3,905	$24,723	$27,833	$2,980	$24,853
Customer relationships	210,270	61,508	148,762	206,960	50,558	156,402
Customer contract	81,516	61,901	19,615	93,642	63,285	30,357
Trade names	500	33	467	—	—	—
Lease intangible	420	320	100	420	219	201
Total	321,334	127,667	193,667	328,855	117,042	211,813
Indefinite-life intangibles:
Trade names	86,210	—	86,210	86,210	—	86,210
Intangible assets, net	$407,544	$127,667	$279,877	$415,065	$117,042	$298,023
Goodwill	$263,491	$—	$263,491	$259,586	$—	$259,586

Definite-lived intangible assets are being amortized to reflect the pattern of economic benefit consumed.

We perform impairment testing annually or more frequently when events or circumstances indicate that the carrying amount of the above intangibles may be impaired.

On March 1, 2015, we completed our previously announced acquisition of substantially all assets of Maval Manufacturing, Inc. pursuant to the terms and conditions of a definitive agreement. See Note 20 for further information. As a result of the acquisition, we assigned preliminary values to all assets and liabilities acquired, including the customer relationships intangible of $3,310,000 with a useful life of 10 years, $500,000 to value the Maval trade name with a useful life of 5 years, and $3,905,000 to goodwill in the preliminary purchase price allocation during the six months ended June 30, 2015.

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

During the six months ended June 30, 2015, we had intellectual property additions of $795,000 which were related to patent defense and filing costs. The weighted average useful life of these intellectual property intangibles was 15 years as of June 30, 2015.

During the six months ended June 30, 2015, we had customer contract intangible additions of approximately $726,000, with a weighted average useful life of 4.3 years based on the estimated useful life of the contracts.

8. Other noncurrent assets

Other noncurrent assets primarily consisted of core return rights of $21,453,000 and noncurrent deferred tax assets of $12,159,000 as of June 30, 2015. Other noncurrent assets primarily consisted of core return rights of $38,940,000 and noncurrent deferred tax assets of $12,028,000 as of December 31, 2014.

9. Other current liabilities and accrued expenses

Other current liabilities and accrued expenses consisted of the following:

	June 30,	December 31,
(In thousands)	2015	2014
Accrued warranty	$25,805	$22,583
Accrued wages and benefits	16,486	18,784
Current portion of customer obligations	1,576	2,234
Rebates, stocklifts, discounts and returns	16,092	20,282
Current deferred revenue	796	865
Other	52,852	63,761
	$113,607	$128,509

Changes to our current and noncurrent accrued warranty were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of period	$27,711	$32,489	$26,012	$30,781
Provision for warranty	11,328	9,047	21,892	21,218
Payments and charges against the accrual	(9,748)	(11,709)	(18,973)	(23,535)
Increased warranty accruals due to business acquisitions (Note 20)	—	—	360	1,363
Balance at end of period	$29,291	$29,827	$29,291	$29,827

10. Other noncurrent liabilities

Other noncurrent liabilities consisted of the following:

	June 30,	December 31,
(In thousands)	2015	2014
Noncurrent deferred revenue	$3,590	$3,967
Other	23,402	22,516
	$26,992	$26,483

11.	Restructuring and other charges

Total restructuring and other charges of $444,000 were recorded for the six months ended June 30, 2015. These charges consisted of $205,000 of employee termination benefits and $239,000 of other exit costs. Total restructuring and other charges of $393,000 were recorded during the six months ended June 30, 2014. These charges consisted of $230,000 of employee termination benefits and $163,000 of other exit costs. The charges in both periods were primarily related to the closure of our Mezokovesd, Hungary plant and restructuring actions in our North American operations.

The following table summarizes the activity in our accrual for restructuring and other charges for the three and six month periods ended June 30, (in thousands):

2015	Termination benefits	Exit costs	Total
Accrual at December 31, 2014	$259	$72	$331
Provision	15	58	73
Payments	(54)	(73)	(127)
Accrued at March 31, 2015	$220	$57	$277
Provision	190	181	371
Payments	(33)	(195)	(228)
Accrual at June 30, 2015	$377	$43	$420

2014	Termination benefits	Exit costs	Total
Accrual at December 31, 2013	$981	$45	$1,026
Provision	228	86	314
Payments	(950)	(106)	(1,056)
Accrued at March 31, 2014	$259	$25	$284
Provision	2	77	79
Payments	(113)	(97)	(210)
Accrual at June 30, 2014	$148	$5	$153

Significant components of restructuring and other charges were as follows (in thousands):

	Total expected costs	Expense incurred in			Estimated future expense
		Six months ended June 30, 2015	Twelve months ended December 31, 2014	Twelve months ended December 31, 2013

2014 Activities
Severance	$1,347	$205	$1,066	$—	$76
Exit costs	1,111	161	950	—	—
	$2,458	$366	$2,016	$—	$76
2013 Activities
Severance	$1,976	$—	$220	$1,756	$—
Exit costs	696	—	4	692	—
	$2,672	$—	$224	$2,448	$—
2012 Activities
Severance	$4,533	$—	$—	$795	$—
Exit costs	1,633	78	267	823	54
Other charges	1,687	—	—	—	—
	$7,853	$78	$267	$1,618	$54

12. Debt

Borrowings under long-term debt arrangements, net of discounts, consisted of the following:

	June 30,	December 31,
(In thousands)	2015	2014
Asset-Based Revolving Credit Facility- Maturity date of September 5, 2018	$43,600	$—
Term B Loan, as Amended and Restated - Maturity date of March 5, 2020	292,173	293,637
Total Senior Credit Facility and Notes	335,773	293,637
Capital leases and other obligations	7,907	8,167
Less current maturities	(3,489)	(3,509)
Long-term debt less current maturities	$340,191	$298,295

On December 31, 2014, in connection with the completion of the Spin-off Transaction, Remy International, Inc. and certain subsidiaries entered into a Second Amendment to the Asset-Based Revolving Credit Facility (“ABL Facility”) and a Second Amendment and Restatement of the Term B Loan Credit Agreement (“Term B Loan”) (collectively, the “Amendments”).

The Amendments permitted the Spin-off Transaction to occur, added New Remy Holdco Corp. and New Remy Corp. as guarantors of the obligations under the foregoing credit facilities, and made conforming changes to reflect the effects of the Spin-off Transaction. There are no other changes that materially modify the foregoing credit facilities.

The ABL Facility bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL Facility maintains the current availability at $95,000,000, but may be increased, under certain circumstances, by $20,000,000. The ABL Facility is secured by substantially all domestic accounts receivable and inventory. At June 30, 2015, the ABL Facility balance was $43,600,000. Based upon the collateral supporting the ABL Facility, the amount borrowed, and the outstanding letters of credit of $2,310,000, there was additional availability for borrowing of $46,146,000 on June 30, 2015. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL Facility.

The Term B Loan bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3.00% per year with an original issue discount of $750,000. The Term B Loan also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Term B Loan is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL Facility. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At June 30, 2015, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.

On March 5, 2013, we entered into a First Amendment to our existing Asset-Based Revolving Credit Facility ("ABL First Amendment") to extend the maturity date of the Asset-Based Revolving Credit Facility from December 17, 2015 to September 5, 2018 and reduce the borrowing rate. On March 5, 2013, we entered into a $300,000,000 Amended and Restated Term B Loan Credit Agreement ("Amended and Restated Term B Loan") to refinance the existing $286,978,000 Term B Loan, extend the maturity from December 17, 2016 to March 5, 2020, and reduce the borrowing rate.

As of June 30, 2015, the estimated fair value of our Term B Loan was $294,512,000, which was $2,339,000 more than the carrying value. As of December 31, 2014, the estimated fair value of our Term B Loan was $290,693,000, which was $2,944,000 less than the carrying value. The Level 2 fair market values are based on established market prices as of June 30, 2015 and December 31, 2014. The fair value estimates do not necessarily reflect the values we could realize in the current markets. Because of their short-term nature or variable interest rate, we believe the carrying value for short-term debt and the revolving credit agreement closely approximates their fair value.

All of our credit agreements contain various covenants and representations that are customary for transactions of this nature. We were in compliance with all covenants as of June 30, 2015. The credit agreements contain various restrictive covenants, which include, among other things: (i) a maximum leverage ratio; (ii) a minimum interest coverage ratio; (iii) mandatory prepayments upon certain asset sales and debt issuances; and (iv) limitations on the payment of dividends in excess of a specified amount. The term loan also includes events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5.0 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity.

Short-term debt

We have revolving credit facilities with three Korean banks with a total facility amount of approximately $11,565,000 of which $1,779,000 was borrowed at an average interest rate of 2.61% at June 30, 2015. In Hungary, there is one revolving credit facility with one bank for a total credit facility of $1,038,000 of which $1,014,000 was borrowed at an average interest rate of 2.1% at June 30, 2015. In China there is a revolving credit facility with one bank for a total credit facility of $10,000,000 of which $3,000,000 was borrowed at an average interest rate of 2.04% at June 30, 2015.

Capital leases and other obligations

Capital leases have been capitalized using nominal interest rates ranging from 4.0% to 15.1% as determined by the dates we entered into the leases. We had assets under capital leases of approximately $2,593,000 at June 30, 2015 and approximately $2,810,000 at December 31, 2014, net of accumulated amortization.

On December 29, 2014, we entered into a leaseback financing arrangement with an independent third party involving the sale of a distribution facility with a net book value of approximately $11,207,000 at June 30, 2015 and $11,855,000 at December 31, 2014. We continue to maintain the facility on our books and have included the proceeds from the sale of the facility as a financing obligation totaling $5,800,000 bearing an implied interest rate of 6.5%.

13. Stockholders' equity

Common stock and preferred stock

In connection with the Spin-off Transaction closing on December 31, 2014, we amended our Amended and Restated Certificate of Incorporation, which is substantially identical to Old Remy's Amended and Restated Certificate of Incorporation in effect immediately prior to the closing of the Spin-off Transaction. The rights of stockholders after the closing of the Spin-off Transaction, as a matter of state law and under the relevant organizational documents, are fundamentally the same as the rights of stockholders that were in effect immediately prior to the consummation of the Spin-off Transaction.

Under the Amended and Restated Certificate of Incorporation, the Company is authorized to issue 280,000,000 shares, consisting of 240,000,000 shares of common stock, par value $0.0001 per share, and 40,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2015, there were 31,811,724 common stock shares outstanding and no preferred stock shares outstanding.

The holders of common stock are entitled to one vote on all matters properly submitted on which the common stockholders are entitled to vote.

Share Repurchase Program

On February 18, 2015, the Board of Directors approved a share repurchase program, effective February 23, 2015, under which we may repurchase up to $100,000,000 of our outstanding common stock shares. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 28, 2018. During the three months ended June 30, 2015, we paid approximately $9,932,000 in repurchases of our common stock (447,725 shares at an average purchase price of $22.18 per share, excluding commission costs). As of June 30, 2015, the amount remaining under the Board's share repurchase authorization was $90,068,000. The Merger Agreement entered into in connection with the BorgWarner Transaction generally prohibits us from making further repurchases of our common stock.

Treasury stock

During the six months ended June 30, 2015, we withheld 47,772 shares at cost, or $1,130,000, to satisfy tax obligations for vesting of restricted stock shares and exercises of stock options granted to our employees under the Remy International, Inc. Omnibus Incentive Plan, or "Omnibus Incentive Plan". In addition, 117,457 shares were forfeited and returned to treasury stock during the six months ended June 30, 2015 for no value pursuant to the Omnibus Incentive Plan.

During the six months ended June 30, 2014, we withheld 114,291 shares at cost, or $2,505,000, to satisfy tax obligations for vesting of restricted stock shares and exercises of stock options granted to our employees under the Omnibus Incentive Plan. In addition, 74,892 shares were forfeited and returned to treasury stock during the six months ended June 30, 2014 for no value pursuant to the Omnibus Incentive Plan.

Dividend payments

Our Board of Directors declared quarterly cash dividends of ten cents ($0.10) per share in February 2015 and eleven cents ($0.11) per share in April 2015. Cash dividends paid during the six months ended June 30, 2015 were $6,800,000, which also included accrued cash dividends paid on restricted stock vestings.  As of June 30, 2015, a dividend payable of $114,000 was recorded for unvested restricted stock and is payable upon vesting.

On July 30, 2015, our Board of Directors declared a quarterly cash dividend of eleven cents ($0.11) per share, payable on August 28, 2015, to stockholders of record as of August 14, 2015.

14. Reclassifications out of accumulated other comprehensive income (loss)

The following table discloses the changes in each component of accumulated other comprehensive income, net of tax for the three and six months ended June 30, 2015 (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on currency hedges	Unrealized gains (losses) on commodity hedges	Interest rate swaps	Employee benefit plan adjustment	Accumulated other comprehensive income (loss)
Balances at December 31, 2014	$1,590	$(4,662)	$(1,955)	$(172)	$(4,184)	$(9,383)
Other comprehensive income (loss) before reclassifications	(7,993)	(82)	(1,698)	(429)	(105)	(10,307)
Amounts reclassified from accumulated other comprehensive income (loss)	—	899	778	—	25	1,702
Balances at March 31, 2015	$(6,403)	$(3,845)	$(2,875)	$(601)	$(4,264)	$(17,988)
Other comprehensive income (loss) before reclassifications	(910)	(2,295)	(1,096)	76	(110)	(4,335)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,134	790	—	25	1,949
Balances at June 30, 2015	$(7,313)	$(5,006)	$(3,181)	$(525)	$(4,349)	$(20,374)

The following table discloses the changes in each component of accumulated other comprehensive income, net of tax for the three and six months ended June 30, 2014 (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on currency hedges	Unrealized gains (losses) on commodity hedges	Interest rate swaps	Employee benefit plan adjustment	Accumulated other comprehensive income (loss)
Balances at December 31, 2013	$9,441	$2,753	$(1,776)	$886	$7,866	$19,170
Other comprehensive income (loss) before reclassifications	797	(886)	(2,264)	(281)	(463)	(3,097)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(636)	672	—	100	136
Balances at March 31, 2014	$10,238	$1,231	$(3,368)	$605	$7,503	$16,209
Other comprehensive income (loss) before reclassifications	5,644	3,298	1,101	(410)	(241)	9,392
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,162)	755	—	102	(305)
Balances at June 30, 2014	$15,882	$3,367	$(1,512)	$195	$7,364	$25,296

The following table discloses the effect of reclassifications of accumulated other comprehensive income on the accompanying consolidated statement of operations (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2015	2014
Gains (losses) on cash flow hedges:
Foreign currency contracts	$(1,483)	$1,512	Cost of goods sold
Commodity contracts	(1,296)	(1,240)	Cost of goods sold
	(2,779)	272	Total before tax
	855	135	Tax benefit (expense)
	$(1,924)	$407	Net of tax

Amortization of employee benefit plan costs:
Prior service costs	$—	$—	Selling, general and administrative expenses
Net actuarial loss	(29)	(167)	Selling, general and administrative expenses
	(29)	(167)	Total before tax
	4	65	Tax benefit (expense)
	$(25)	$(102)	Net of tax

Total reclassifications for the period	$(1,949)	$305	Net of tax

The following table discloses the effect of reclassifications of accumulated other comprehensive income on the accompanying consolidated statement of operations (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Six months ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2015	2014
Gains (losses) on cash flow hedges:
Foreign currency contracts	$(2,684)	$2,409	Cost of goods sold
Commodity contracts	(2,574)	(2,339)	Cost of goods sold
	(5,258)	70	Total before tax
	1,657	301	Tax benefit (expense)
	$(3,601)	$371	Net of tax

Amortization of employee benefit plan costs:
Prior service costs	$—	$—	Selling, general and administrative expenses
Net actuarial loss	(58)	(331)	Selling, general and administrative expenses
	(58)	(331)	Total before tax
	8	129	Tax benefit (expense)
	$(50)	$(202)	Net of tax

Total reclassifications for the period	$(3,651)	$169	Net of tax

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

The effective income tax rate for the three and six months ended June 30, 2015 and 2014, differs from the U.S. federal income tax rate primarily due to the effect of foreign taxable income, tax credits, and permanent items.

Income Taxes - Bilateral Advance Pricing Agreement

As previously disclosed, the Company has applied for a bilateral Advance Pricing Agreement ("APA") between  the U.S. and South Korea, covering the tax years 2007 through 2014.  The Korean and U.S. tax authorities met in July 2015, and have tentatively agreed on the terms of the APA, subject to additional review and approvals by the respective tax authorities and the Company.  The terms of the agreement are not disclosed to the Company until agreements are finalized. However some limited information has been provided which the Company is currently reviewing and analyzing the impacts.  While final adjustments have not been determined by either the U.S. or South Korea tax authorities, a final agreement may result in income tax expense of up to $20,000,000 and cash outflow of up to $44,000,000.

16. Employee benefit plans

The components of expense for our pension plans were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Components of expense	2015	2014	2015	2014
Service costs	$325	$289	$650	$565
Interest costs	762	755	1,524	1,507
Expected return on plan assets	(761)	(768)	(1,522)	(1,534)
Recognized net actuarial loss (gain)	53	(147)	106	(291)
Net periodic pension cost	$379	$129	$758	$247

Cash flows

We contributed $1,695,000 and $1,809,000 to our pension plans during the six months ended June 30, 2015 and 2014, respectively. We expect to contribute a total of $2,041,000 to our U.S. pension plans and $2,004,000 to our international pension plans in 2015.

17.	Stock-based compensation

Omnibus Incentive Plan

The Omnibus Incentive Plan, which is stockholder-approved, became effective on October 27, 2010, was amended on March 24, 2011 and permits our Compensation Committee of the Board of Directors to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other cash or share based awards to our employees and non-employee directors. Actual participation, as well as the terms of the awards to those participants, is determined by the Compensation Committee. The maximum number of shares authorized that may be delivered pursuant to awards under the Omnibus Incentive Plan was 5,500,000. As of June 30, 2015, there were 2,790,000 shares available to be issued under the Omnibus Incentive Plan.

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

In May 2015, additional new hire restricted stock awards of 30,558 common shares (including performance shares) were granted with a weighted average grant date value of $21.76 based on the closing price of our common stock on the respective grant dates as reported on the NASDAQ Stock Market. These awards have the same terms and conditions as the awards granted on February 23, 2015 as discussed above. Also in May 2015, we granted new hires 64,980 stock option awards which vest equally over a three-year period with a term of seven years and a weighted average exercise price of $21.76.

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

We estimated the grant date fair value of all stock options granted during the six months ended June 30, 2015 using the Black-Scholes valuation model. The weighted average valuation per share was $4.78 based on the following assumptions: Risk-free interest rate: 1.41%, Dividend Yield: 1.78%, Expected Volatility: 27.94% and Expected Term: 4.5 years.

Shares issued upon exercise of stock options were 7,036 and 2,397 during the six months ended June 30, 2015 and 2014, respectively.

Noncash compensation expense related to all types of awards was recognized for the three and six months ended June 30, 2015 and 2014 as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Stock-based compensation expense	$1,009	$1,342	$2,325	$2,561

If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to eligible participants or we assume unvested equity awards in connection with acquisitions.

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

Information about our net sales by region was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014
Net sales to external customers:
United States	$171,422	$196,509	$375,930	$401,127
Europe	18,107	22,788	37,870	45,863
Other Americas	9,300	11,857	18,109	22,737
Asia	73,168	71,756	143,499	139,188
Total net sales	$271,997	$302,910	$575,408	$608,915

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

Remy Componentes S. de R.L. de C.V. vs. Corporativo Industrial y Empresarial Lorva, S.A. de C.V. ("Lorva")

In December 2012, Lorva, a former vendor, filed a judicial claim against Old Remy in the Fourth District federal court in San Luis Potosi, Mexico requesting the rescission of two alleged operational service contracts. We filed a timely response in the Fourth District Court in January 2013. The collection of evidence and witness testimony concluded in the civil case, and the parties filed their written closing argument briefs in the fourth quarter of 2013. In March 2014, the first instance sentence was issued by the Fourth District Court determining Lorva has the right to rescind both contracts and collect the benefit sought in the amount of approximately $17,380,000 for liquidated damages and outstanding invoices. In April 2014, we filed an appeal of this ruling in the Unitary Tribunal in San Luis Potosi, Mexico. On October 2, 2014, the Unitary Tribunal in San Luis Potosi, Mexico ruled on the appeal, reducing the March 2014 lower Fourth District Court award from $17,380,000 to payment of invoices and amounts due of $121,000 plus Lorva's costs and attorney fees. Both Lorva and Old Remy filed a timely appeal of this ruling in the 4th Collegiate Tribunal in San Luis Potosi, Mexico in October 2014. In February 2015, the 4th Collegiate Tribunal sent instructions to the Unitary Tribunal to consider the evidence presented that supports Remy's allegation that the contract is fraudulent and rule on that evidence. In March 2015, the Unitary Tribunal reissued the same judgment as in their prior October 2014 ruling, as a result, Remy filed an appeal with the 4th Collegiate Tribunal in April 2015. We believe it is probable that we should prevail on final appeal based on legal arguments and the facts of this case. As of June 30, 2015, we continue to maintain an immaterial accrual related to this matter.

Remy, Inc. vs. Tecnomatic S.p.A.

In March 2011, Tecnomatic filed a lawsuit against Remy International, Inc., its Mexican subsidiaries and two other entities alleging breach of contract and the misappropriation of trade secrets, and requested damages of $110,000,000. On September 11, 2014, we announced entry into a Settlement Agreement and Mutual General Release (the "Agreement") to settle all disputes that existed among us and Tecnomatic. In addition, we entered into a cross licensing arrangement of certain patents with Tecnomatic. The value of the patents received from Tecnomatic was approximately $13,930,000. Pursuant to the Agreement and the cross licensing arrangement, we paid to Tecnomatic a $16,000,000 cash payment in September 2014 and paid a $16,000,000 cash payment during the six months ended June 30, 2015.

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

Preliminary purchase price was $22,000,000, consisting of $18,700,000 in cash and $3,300,000 cash held in escrow. The initial purchase price allocation based on their fair values as of the acquisition date was as follows:

Trade accounts receivable	$8,011
Inventories	14,065
Prepaid expenses and other current assets	25
Property, plant and equipment	1,764
Goodwill	3,905
Intangible assets	3,810
Other noncurrent assets	22
Total assets acquired	$31,602

Accounts payable	$6,674
Other current liabilities and accrued expenses	2,928
Total liabilities acquired	$9,602
Net assets acquired	$22,000

Goodwill of $3,905,000, which is deductible for tax purposes, has been recorded based on the amount of the purchase price that exceeds the fair value of the net assets acquired. The purchase price allocation is preliminary as of June 30, 2015 as we finalize our valuation of long lived assets and any contingent liabilities.

For the three months ended June 30, 2015, we recognized customer relationships and trade name amortization of $108,000, which was included in cost of goods sold in the accompanying consolidated statement of operations.

For the six months ended June 30, 2015, we recognized a finished goods inventory step-up of $587,000 and customer relationships and trade name amortization of $144,000, which was included in cost of goods sold in the accompanying consolidated statement of operations.

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

BorgWarner Transaction

On July 12, 2015, we entered into an Agreement and Plan of Merger ("Merger Agreement") with BorgWarner Inc. ("BorgWarner") and Band Merger Sub, Inc., a wholly owned subsidiary of BorgWarner (“Merger Sub”) pursuant to which it is expected that we will merge with and into Merger Sub, with the Company surviving the merger as a wholly-owned subsidiary of BorgWarner (the "BorgWarner Transaction"). The Merger Agreement provides that at the effective time of the merger, if it occurs, each of the outstanding shares of Remy common stock (other than certain shares owned by BorgWarner, Merger Sub, Remy or any subsidiary of BorgWarner, Merger Sub or Remy, and shares that are owned by Remy stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law) will be cancelled and converted into $29.50 in cash, without interest.

The consummation of the BorgWarner Transaction is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, the approval of the Merger Agreement by stockholders representing a majority of our outstanding shares of common stock and the receipt of antitrust and other regulatory clearances in the U.S., Austria, Germany, China, Korea and Mexico. The Merger Agreement also contains certain termination rights by us and BorgWarner. The Merger Agreement may be terminated by us or BorgWarner under certain circumstances. In some of those circumstances, we may be required to pay BorgWarner a termination fee of $28,313,000 (or in certain limited circumstances, a lower termination fee of $14,156,000) in connection with the termination of the Merger Agreement. Assuming the timely satisfaction of closing conditions, the BorgWarner Transaction is expected to close during the fourth quarter of 2015.

Financial Results

Net sales of $272.0 million for the second quarter of 2015 decreased 10.2% from $302.9 million for the same period in 2014 driven primarily by decreased volume and mix of $28.4 million, a negative pricing impact of $2.9 million, and unfavorable foreign currency translation of $9.2 million. The net sales decrease was partially offset by $9.7 million in second quarter sales of Maval Industries, L.L.C. ("Maval"), which we acquired in March of 2015. We had operating income of $3.6 million during the second quarter of 2015, a decrease of $10.5 million compared to operating income of $14.0 million during the same period in 2014 primarily due a decrease in volume and mix of $8.5 million, negative pricing impact of $2.9 million and negative foreign currency impacts of $1.2 million. These decreases in operating income were partially offset by reductions in selling, general and administrative costs of $5.0 million, which was primarily due to reduced SG&A headcount and lower incentive compensation expense as well as lower legal and professional fees expense.

Acquisition of Maval Manufacturing, Inc.

On February 19, 2015, we announced that we entered into a definitive agreement to acquire substantially all assets of Maval Manufacturing, Inc., a manufacturer, remanufacturer, and distributor of steering systems, components, and specialty products to the automotive service, original equipment power sports, and off-road specialty vehicle markets. Maval adds a new product line that is complimentary to our existing portfolio of products. The transaction closed effective March 1, 2015. In connection with the closing of the transaction, the assets were placed in Maval Industries, L.L.C., a wholly-owned subsidiary of the Company. The results of operations of Maval have been included in our consolidated results of operations since the acquisition date. As of June 30, 2015, the preliminary purchase price was $22.0 million, consisting of $18.7 million in cash and $3.3 million cash held in escrow.

Recent Trends and Conditions

General economic conditions

According to IHS Global Insight, global light duty vehicle production was down by 1% and global medium and heavy duty vehicle production was up 0.5% during the second quarter of 2015 as compared to the same period in 2014. The decrease in light duty vehicle production was driven primarily by a 16% decrease in South America production and a 2% decrease in Europe production. These decreases were partially offset by a 5% increase in China production and a 2% increase in North America production. The increase in global medium and heavy duty production was driven primarily by a 10% increase in North America production and a 1% increase in Korea production offset by an 11% decrease in South America production, a 3% decline in China production and a 3% decline in Europe production. The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles.

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

Material and commodity price fluctuations

Overall commodity price fluctuation is an ongoing concern for our business and has been an operational and financial focus. We have pass-through pricing agreements with a number of our customers that reduce our exposure to metals price volatility. Where metals price volatility is not covered by customer agreements, we utilize hedging instruments where appropriate, particularly related to copper, and consider their cost and their effectiveness. Average copper prices were lower for the quarter and six month periods ended June 30, 2015 than for the same periods in 2014.

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

Foreign currencies

During the first six months of 2015, approximately 35% of our net sales were transacted outside the United States. The functional currency of our foreign operations is generally the local currency, while our financial statements are presented in U.S. dollars. Foreign exchange has an unfavorable impact on net sales when the U.S. dollar is relatively strong as compared with foreign currencies and a favorable impact on net sales when the U.S. dollar is relatively weak as compared with foreign currencies. While we employ financial instruments to hedge certain exposures related to transactions from fluctuations in foreign currency exchange rates, these hedging actions do not entirely insulate us from currency effects and such programs may not always be available to us at economically reasonable costs. During the first six months of 2015, we experienced a $3.4 million negative impact from foreign currency effects on our reported earnings in U.S. dollars compared to the first six months of 2014, primarily resulting from the results denominated in other currencies, mainly the Mexican Peso and Brazilian Real, offset by benefits to our reported earnings for results denominated in the the Euro and South Korean Won.

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

Income Taxes - Bilateral Advance Pricing Agreement

As previously disclosed, the Company has applied for a bilateral Advance Pricing Agreement ("APA") between the U.S. and South Korea, covering the tax years 2007 through 2014.  The Korean and U.S. tax authorities met in July 2015, and have tentatively agreed on the terms of the APA, subject to additional review and approvals by the respective tax authorities and the Company.  The terms of the agreement are not disclosed to the Company until agreements are finalized. However some limited information has been provided which the Company is currently reviewing and analyzing the impacts.  While final adjustments have not been determined by either the U.S. or South Korea tax authorities, a final agreement may result in income tax expense of up to $20 million and cash outflow of up to $44 million.

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

We define adjusted EBITDA as net income (loss) attributable to common stockholders before interest expense–net, income tax expense, depreciation and amortization, stock-based compensation expense, restructuring, other charges and other impairment charges, certain purchase accounting finished goods inventory step-up costs, litigation settlements and related legal fees, acquisition related costs, and other adjustments as set forth in the reconciliations provided below. All periods presented conform to this definition.

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

The following table sets forth a reconciliation of adjusted EBITDA to its most directly comparable U.S. GAAP measure, net income (loss):

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2015	2014	2015	2014

Net income (loss)	$(950)	$5,030	$15,620	$9,974
Adjustments:
Interest expense–net	4,123	5,337	9,134	10,591
Income tax expense	396	3,661	7,324	6,569
Depreciation and amortization	18,994	18,607	36,031	36,664
Stock-based compensation expense	1,009	1,342	2,325	2,561
Restructuring and other charges	371	79	444	393
Litigation settlements and related legal fees	—	1,587	—	2,324
Acquisition related costs	1,175	—	1,271	—
Purchase accounting finished goods inventory step-up	—	965	587	3,474
Other nonrecurring adjustments (a)	411	57	(21,492)	54
Total adjustments	26,479	31,635	35,624	62,630
Adjusted EBITDA	$25,529	$36,665	$51,244	$72,604
(a) Represents the elimination of the $22.0 million net impact of one-time core settlements with customers in Q1 2015 and (gain)/loss on sale of fixed assets in both periods.

Results of operations

The following table presents our consolidated results of operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014:

Three months ended June 30,			Increase/ (Decrease)	% Increase/ (Decrease)
(In thousands)	2015	2014
Net sales	$271,997	$302,910	$(30,913)	(10.2)%
Cost of goods sold	237,151	252,913	(15,762)	(6.2)%
Gross profit	34,846	49,997	(15,151)	(30.3)%
Selling, general, and administrative expenses	30,906	35,890	(4,984)	(13.9)%
Restructuring and other charges	371	79	292	369.6%
Operating income	3,569	14,028	(10,459)	(74.6)%
Interest expense–net	4,123	5,337	(1,214)	(22.7)%
Income (loss) before income taxes	(554)	8,691	(9,245)	(106.4)%
Income tax expense	396	3,661	(3,265)	(89.2)%
Net income (loss)	$(950)	$5,030	$(5,980)	(118.9)%

Net sales

Net sales decreased by $30.9 million, or 10.2%, to $272.0 million for the three months ended June 30, 2015, from $302.9 million for the same period in 2014. The decrease in net sales was driven by decreased volume and mix of $28.4 million, a negative pricing impact of $2.9 million, and unfavorable foreign currency translation of $9.2 million. The net sales decrease was partially offset by $9.7 million in second quarter sales of Maval, which we acquired in March 2015.

Net sales of new starters and alternators to OEMs in the three months ended June 30, 2015 decreased in light vehicle and commercial vehicle products. Net sales of light vehicle starters and alternators to OEMs were $91.1 million in the three months ended June 30, 2015, a $1.0 million, or 1.1%, decrease compared to $92.1 million in the same period in 2014. These reductions are mainly driven by the end of certain North American programs and softening demand in North America and China, offset by new programs and growth in Hyundai. Net sales of commercial vehicle starters and alternators were $47.2 million in the three months ended June 30, 2015, a $3.6 million, or 7.1%, decrease compared to $50.8 million in the same period in 2014. We also sold $3.0 million of hybrid electric motors to OEMs in the three months ended June 30, 2015, as compared to $3.5 million in the same period in 2014.

Net sales of light vehicle rotating electrical products to aftermarket customers were $62.3 million in the three months ended June 30, 2015, a $36.4 million, or 36.9% decrease from $98.7 million in the same period in 2014. The decrease is primarily a result of loss of business with an aftermarket customer, a program with an aftermarket retailer and lower European sales. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $49.3 million in the three months ended June 30, 2015, a increase of $3.6 million, or 7.9% from $45.7 million in the same period in 2014.

Net sales of remanufactured locomotive power trains and multi-line products, which consist of a small volume of remanufactured steering gears, axles, and brake calipers that we sell in the United States and Europe to aftermarket customers, were $17.7 million in the three months ended June 30, 2015, a $8.1 million, or 84.4% increase from the same period in 2014 as sales from the Maval acquisition of $9.7 million and increased locomotive sales of $0.7 million offset reductions in European sales of multi-line products primarily due to foreign exchange.

Cost of goods sold

Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold was $237.2 million in the three months ended June 30, 2015 and $252.9 million in the three months ended June 30, 2014, a decrease of $15.8 million, or 6.2%. The decrease was mainly due to lower volumes with customers. In addition, we did not record any purchase accounting adjustments related to the step-up of finished goods inventory associated with the Maval acquisition during the three months ended June 30, 2015, as compared to $1.0 million related to the USA Industries acquisition in the three months ended June 30, 2014. Cost of goods sold as a percentage of net sales increased during the three months ended June 30, 2015 to 87.2%, from 83.5% in 2014.

Gross profit

As a result of the above changes in net sales and cost of goods sold, gross profit as a percentage of net sales decreased to 12.8% for the three months ended June 30, 2015 as compared to 16.5% for the three months ended June 30, 2014.

Selling, general and administrative expenses

For the three months ended June 30, 2015, selling, general and administrative expenses, or SG&A, was $30.9 million, which represents a decrease of $5.0 million, or 13.9%, from selling, general and administrative expenses of $35.9 million for the three months ended June 30, 2014. The decrease was primarily related to reduced SG&A headcount and lower incentive compensation expense as well as lower legal and professional fees expense despite $1.2 million of expenses for outside legal and financial advisory fees associated with the Maval acquisition and BorgWarner Transaction recorded in the three months ended June 30, 2015.

Restructuring and other charges

Restructuring and other charges increased by $0.3 million, to $0.4 million for the three months ended June 30, 2015 compared to $0.1 million for the same period in 2014. The restructuring charges in both periods related to ongoing restructuring actions in our Mezokovesd, Hungary facility and other operational restructuring efforts in our North American operations.

Interest expense–net

Interest expense–net decreased by $1.2 million to $4.1 million for the three months ended June 30, 2015 from $5.3 million in the same period in 2014. The decrease was primarily driven by favorable changes in the valuation of our undesignated interest rate swap contracts of $0.7 million and a $0.6 million decrease in interest expense associated with lower factored receivables. These decreases were offset by higher interest expense of $0.2 due to borrowings on our Asset-Based Revolving Credit Facility.

Income tax expense

Income tax expense decreased by $3.3 million to $0.4 million for the three months ended June 30, 2015 from $3.7 million for the same period in 2014. The decrease is primarily driven by lower income before income taxes.

Net income (loss)

Our net loss for the three months ended June 30, 2015 was approximately $1.0 million as compared to net income of $5.0 million for the three months ended June 30, 2014, for the reasons described above.

The following table presents our consolidated results of operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

Six months ended June 30,			Increase/ (Decrease)	% Increase/ (Decrease)
(In thousands)	2015	2014

Net sales	$575,408	$608,915	$(33,507)	(5.5)%
Cost of goods sold	478,560	512,567	(34,007)	(6.6)%
Gross profit	96,848	96,348	500	0.5%
Selling, general, and administrative expenses	64,326	68,821	(4,495)	(6.5)%
Restructuring and other charges	444	393	51	13.0%
Operating income	32,078	27,134	4,944	18.2%
Interest expense–net	9,134	10,591	(1,457)	(13.8)%
Income before income taxes	22,944	16,543	6,401	38.7%
Income tax expense	7,324	6,569	755	11.5%
Net income	$15,620	$9,974	$5,646	56.6%

Net sales

Net sales decreased by $33.5 million, or 5.5%, to $575.4 million for the six months ended June 30, 2015, from $608.9 million for the same period in 2014. The decrease in net sales was driven by decreased volume and mix of $18.0 million, excluding the impact of an expiration of customer contract, a negative pricing impact of $4.2 million, and unfavorable foreign currency translation of $15.8 million. The net sales decrease was partially offset by a one time settlement of cores with a customer whose contract expired in January 2015. The net impact for this customer was a decrease of $9.1 million in sales period over period. In addition, we had $13.7 million in sales from Maval, which we acquired in March of 2015.

Net sales of new starters and alternators to OEMs in the six months ended June 30, 2015 decreased in light vehicle products which was offset by an increase in commercial vehicle products. Net sales of light vehicle starters and alternators to OEMs were $176.5 million in the six months ended June 30, 2015, a $5.3 million, or 2.9%, decrease compared to $181.8 million in the same period in 2014. These reductions are mainly driven by the end of certain North American programs and softening demand in North America and China, offset by new programs and growth in Hyundai. Net sales of commercial vehicle starters and alternators were $94.4 million in the six months ended June 30, 2015, a $2.5 million, or 2.6%, decrease compared to $96.9 million in the same period in 2014. We also sold $5.6 million of hybrid electric motors to OEMs in the six months ended June 30, 2015, as compared to $7.4 million in the same period in 2014.

Net sales of light vehicle rotating electrical products to aftermarket customers were $169.5 million in the six months ended June 30, 2015, a $31.9 million, or 15.8% decrease from $201.4 million in the same period in 2014. The decrease is primarily a result of the loss of business with an aftermarket customer, a program with an aftermarket retailer and lower European sales. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $95.5 million in the six months ended June 30, 2015, an increase of $4.8 million, or 5.3% from $90.7 million in the same period in 2014.

Net sales of remanufactured locomotive power trains and multi-line products, which consist of a small volume of remanufactured steering gears, axles, and brake calipers that we sell in the United States and Europe to aftermarket customers, were $31.7 million in the six months ended June 30, 2015, a $7.1 million, or 28.9% increase from the same period in 2014 as sales of the Maval acquisition of $13.7 million and increased locomotive sales of $1.9 million offset reductions in European sales of multi-line products primarily due to foreign exchange.

Cost of goods sold

Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold was $478.6 million in the six months ended June 30, 2015 and $512.6 million in the six months ended June 30, 2014, a decrease of $34.0 million, or 6.6%. The decrease was mainly due to lower sales volumes, excluding one time settlements of cores with customers. The core settlements in the six months ended June 30, 2015 resulted in a 2.7% increase in margins during the six months ended June 30, 2015. In addition, we also recorded $0.6 million related to the step-up of finished goods inventory associated with the Maval acquisition during the six months ended June 30, 2015, as compared to $3.5 million related to the USA Industries acquisition in the six months ended June 30, 2014. As a result, cost of goods sold as a percentage of net sales decreased during the six months ended June 30, 2015 to 83.2%, from 84.2% in 2014.

Gross profit

As a result of the above changes in net sales and cost of goods sold, gross profit as a percentage of net sales increased to 16.8% for the six months ended June 30, 2015 as compared to 15.8% for the six months ended June 30, 2014.

Selling, general and administrative expenses

For the six months ended June 30, 2015, selling, general and administrative expenses, or SG&A, was $64.3 million, which represents an decrease of $4.5 million, or 6.5%, from selling, general and administrative expenses of $68.8 million for the six months ended June 30, 2014. The decrease was primarily related to reduced SG&A headcount and lower incentive compensation expense as well as lower legal and professional fees expense offset by additional SG&A expenses associated with the Maval acquisition and BorgWarner Transaction.

Restructuring and other charges

Restructuring and other charges decreased by $0.1 million, to $0.4 million for the six months ended June 30, 2015 compared to $0.4 million for the same period in 2014. The restructuring charges in both periods related to ongoing restructuring actions in our Mezokovesd, Hungary facility and other operational restructuring efforts in our North American operations.

Interest expense–net

Interest expense–net decreased by $1.5 million to $9.1 million for the six months ended June 30, 2015 from $10.6 million in the same period in 2014. The decrease was primarily driven by a $1.1 million decrease in interest expense associated with lower factored receivables and favorable changes in the valuation of our undesignated interest rate swap contracts of $0.6 million. These decreases were partially offset by $0.3 million in interest expense on our Asset-Based Revolving Credit Facility.

Income tax expense

Income tax expense increased by $0.8 million to $7.3 million for the six months ended June 30, 2015 from $6.6 million for the same period in 2014. The increase is primarily driven by the increase in income before taxes of $6.4 million.

Net income

Our net income for the six months ended June 30, 2015 was $15.6 million as compared to $10.0 million for the six months ended June 30, 2014, for the reasons described above.

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

As of June 30, 2015, we had cash and cash equivalents on hand of $102.4 million of which $97.1 million was held by our subsidiaries outside of the U.S. Cash held by these subsidiaries is used to fund foreign operational activities and future investments. If these funds were repatriated to the U.S., we would be required to provide for U.S. federal and state income tax, foreign income tax, and foreign withholding taxes. We have not provided for such taxes as it is our intention that those funds are permanently reinvested outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Total liquidity as of June 30, 2015, including cash on hand, availability under the ABL Facility, and availability under short-term debt credit facilities, was $165.4 million.

Cash flows

The following table shows the components of our cash flows for the periods presented:

Six months ended June 30,
(In thousands)	2015	2014

Net cash provided by (used in):
Operating activities before changes in operating assets and liabilities	$55,568	$41,274
Changes in operating assets and liabilities	(27,236)	(45,218)
Operating activities	28,332	(3,944)
Investing activities	(32,383)	(51,820)
Financing activities	23,712	(4,589)

Cash flows-Operating activities

Cash provided by operating activities was $28.3 million versus cash used in operations of $3.9 million for the six months ended June 30, 2015 and 2014, respectively. The increase in operating cash flows from 2014 was primarily a result of the higher net income as discussed above.

Operating cash flows were increased primarily due to the collection of $40.5 million related to a core settlement in connection with a contract expiration in the three months ended March 31, 2015. We experienced a decrease in operating cash outflows for expenditures on inventory replenishment of approximately $26.2 million in 2015 to due to the decreased sales levels.  Operating cash flows decreased by approximately $13.8 million as a result of extended vendor payment terms in 2014, as compared to our mix of purchases slightly increasing our days payable outstanding during the  six months ended June 30, 2015.  The reduction in sales and collection of payments from customers resulted in a decrease in cash flows from operations of $13.0 million during the  six months ended June 30, 2015 as compared to the six month ended June 30, 2014. Cash payments for restructuring charges were $0.9 million lower in the six months ended June 30, 2015 due to the nature and timing of restructuring actions. Additionally, we paid $4.6 million less in payments on warranty claims in the six months ended June 30, 2015 as compared to the payments made in the same period in 2014. We also made a final $16.0 million payment in March 2015 related to the previously announced litigation settlement.

Cash paid for interest for the six months ended June 30, 2015 was $8.8 million as compared to $9.8 million for the six months ended June 30, 2014, a decrease of $0.9 million. Cash payments were lower primarily due to lower accounts receivable factoring during 2015, partially offset by higher interest payments on our Asset-Based Revolving Credit Facility.

Cash paid for taxes for the six months ended June 30, 2015 was $6.0 million, compared to $9.3 million for the six months ended June 30, 2014, a decrease of $3.2 million. The reason for the decrease was primarily due to lower foreign cash payments as a result of lower foreign taxable income and tax credits in 2015.

Cash flows-Investing activities

Cash used in investing activities for the six months ended June 30, 2015 was $32.4 million representing a $19.4 million decrease compared to the $51.8 million cash used in investing activities for the six months ended June 30, 2014. During first quarter of 2015, we completed our acquisition of Maval for $22.0 million in cash. During the first quarter of 2014, we completed our acquisition of USA Industries for approximately $40.1 million, net of cash acquired.

Cash flows-Financing activities

Cash provided by financing activities for the six months ended June 30, 2015 was $23.7 million, compared to cash used in financing activities of $4.6 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we paid $6.8 million in quarterly cash dividends to our common stockholders as compared to $6.5 million during the same period in 2014. During the second quarter of 2015, our Board of Directors increased the quarterly cash dividend per share by 10% to $0.11 per share. In addition, we repurchased $11.1 million of our common stock during the first half of 2015, as compared to $2.5 million during the six months ended June 30, 2014. Repurchases in both periods included shares to satisfy tax withholding obligations of participants under our stock-based compensation programs. Also during the six months ended June 30, 2015, we paid $9.9 million in repurchases of our common stock under our Board approved share repurchase program. In connection with the vesting of restricted stock grants during the first half of 2015, we also recognized an excess tax benefit of $0.1 million, compared to a $1.1 million excess tax benefit recorded in the same period in 2014. During the six months ended June 30, 2015, we received $1.4 million from FNF as part of a working capital adjustment in accordance with the Merger Agreement.

During the six months ended June 30, 2015, we borrowed $155.8 million and also repaid $112.2 million on our Asset-Based Revolving Credit Facility. The proceeds on the borrowings were used for general corporate working capital purposes including a $16.0 million payment related to a previously announced litigation settlement. In addition, we funded the acquisition of Maval through borrowings under the Asset-Based Revolving Credit Facility. The change in short-term debt during the six months ended June 30, 2015 was due to borrowings and repayments on our revolving credit facilities. During the six months ended June 30, 2015, we borrowed $1.0 million on our revolving credit facility in Hungary to fund general corporate purposes. We also repaid $2.9 million on our revolving credit facility in China during the six months ended June 30, 2015.

Financing arrangements

Our primary financing facilities are an Asset-Based Revolving Credit Facility (the "ABL Facility") and a Term B Loan (the "Term B Loan").

Asset-Based Revolving Credit Facility

The ABL Facility bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL Facility maintains the current availability at $95,000,000, but may be increased, with the consent of lenders, by $20,000,000. The ABL Facility is secured by substantially all domestic accounts receivable and inventory. At June 30, 2015, the ABL Facility balance was $43,600,000. Based upon the collateral supporting the ABL Facility, the amount borrowed, and the outstanding letters of credit of $2,310,000, there was additional availability for borrowing of $46,146,000. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL Facility. The ABL Facility expires September 5, 2018.

Term B Loan

The Term B Loan bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3.00% per year with an original issue discount of $750,000. The Term B Loan also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Term B Loan is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL Facility. The outstanding principal balance of the Term B Loan was $292,500,000 as of June 30, 2015. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At June 30, 2015, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.

Both the ABL Facility and the Term B Loan contain various covenants and representations that are customary for transactions of this nature. We are in compliance with all covenants as of June 30, 2015. The credit agreements contain various restrictive covenants, which include, among other things: (i) a maximum leverage ratio; (ii) a minimum interest coverage ratio; (iii) mandatory prepayments upon certain asset sales and debt issuances; and (iv) limitations on the payment of dividends in excess of a specified amount. The credit agreements also includes events of default customary for a facilities of these types, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity.

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

Non-U.S. borrowing arrangements

At June 30, 2015, our subsidiaries outside the U.S. also had various uncommitted credit facilities, of which $16.8 million was not utilized. We expect that these additional facilities will be drawn on from time to time for normal working capital purposes and to fund capital expenditures in support of operations and planned expansions in certain regions. See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our short term debt.

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

Share Repurchase Program

On February 18, 2015, our Board of Directors approved a share repurchase program, effective February 23, 2015, under which we may repurchase up to $100.0 million of our outstanding common stock shares. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 28, 2018. During the three months ended June 30, 2015, we paid $9.9 million in repurchases of our common stock (447,725 shares at an average purchase price of $22.18 per share, excluding commission costs). As of June 30, 2015, the amount remaining under the Board's share repurchase authorization was $90.1 million. The Merger Agreement entered into in connection with the BorgWarner Transaction generally prohibits us from making further repurchases of our common stock.

Contractual obligations

There were no material changes in our contractual obligations during the six months ended June 30, 2015 from what was previously described in our Annual Report on Form 10-K for the year ended December 31, 2014 other than related to the borrowings against our ABL Facility discussed above and leases described below.

In connection with the Maval acquisition, we acquired operating leases for two facilities in Twinsburg, Ohio, which require future cash payments of $1.3 million over the remaining lease terms through 2018. In addition, we entered into a lease for our Peru, Indiana facility which requires future cash payments of $1.2 million over the remaining lease terms through 2022.

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

Critical accounting policies and estimates

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Actual amounts could differ significantly from these estimates. See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a summary of the significant accounting policies and methods used in the preparation of our unaudited condensed consolidated financial statements. A detailed description of our significant accounting policies is included in Note 2 to our audited consolidated financial statements included in our Annual Report for Form 10-K for the year ended December 31, 2014. There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our President and Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2015. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2015.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On March 1, 2015, the Company completed its acquisition of Maval and is currently integrating Maval into its operations, compliance programs, and internal control processes. As permitted by SEC rules and regulations, the Company has excluded Maval from management's evaluation of internal control over financial reporting as of June 30, 2015.

PART II - Other Information
Item 1. Legal Proceedings
 The information concerning the legal proceedings involving the Company contained in Note 19 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission on March 2, 2015, other than the risk factors related to the Transaction with Borg Warner as noted below:

The BorgWarner Transaction is subject to a number of conditions precedent, including stockholder approval and the expiration of applicable waiting periods and the receipt of approvals, consents or clearances from domestic and foreign regulatory authorities, that, if not obtained or not obtained in a timely manner, could delay or prevent completion of the BorgWarner Transaction.

The BorgWarner Transaction is subject to a number of conditions precedent.

Among other things, the Merger Agreement for the BorgWarner Transaction must be adopted by the affirmative vote of a majority of our stockholders. While the Company intends to call a special meeting of stockholders to consider and vote on the BorgWarner Transaction, stockholders could seek to enjoin the meeting. Even if such stockholders meeting is ultimately held, there is no guarantee that the Company’s stockholders will approve the BorgWarner Transaction by the requisite vote at such meeting, or at all.

In addition, before the BorgWarner Transaction may be completed, any waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) muat have been expired or terminated, and any filings, authorizations, consents or approvals regarding the BorgWarner Transaction required pursuant to antitrust laws (as defined in the Merger Agreement) in Austria, China, Germany, South Korea and Mexico must be made or obtained and any applicable waiting periods under such laws must have expired or been terminated. There can be no assurance that all of the regulatory approvals described above, or any other regulatory approvals that might be required to consummate the BorgWarner Transaction, will be obtained and, if obtained, there can be no assurance as to the timing of any approvals, ability to obtain the approvals on satisfactory terms or the absence of any litigation challenging such approvals. At any time before or after the completion of the BorgWarner Transaction (and notwithstanding the termination of the waiting period under the HSR Act), the U.S. Department of Justice, Federal Trade Commission or any state or non-U.S. governmental entity could take such action, under antitrust laws or otherwise, as it deems necessary or desirable in the public interest. Such action could include seeking to enjoin the completion of the BorgWarner Transaction and seeking the divestiture of substantial assets of the Company or BorgWarner. Private parties may also seek to take legal action under antitrust laws under certain circumstances.

The termination of the BorgWarner Transaction could negatively impact Remy.

If the BorgWarner Transaction is not completed for any reason, Remy may be adversely affected and would be subject to a number of risks, including the following:

•	Remy may experience negative reactions from the financial markets, including negative impacts on its stock price;

•	Remy may experience negative reactions from its stockholders, customers, suppliers, and employees; and

•	Remy will be required to pay certain costs relating to the BorgWarner Transaction, whether or not the BorgWarner Transaction is completed, including, in some cases, a termination fee.

The merger agreement for the BorgWarner Transaction restricts the operation of Remy’s business

Under the merger agreement for the BorgWarner Transaction, Remy is subject to restrictions on its business activities and must generally operate its business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions could restrict Remy’s ability to, or prevent Remy from, pursuing attractive business opportunities (if any) that arise prior to the completion of the BorgWarner Transaction.

The BorgWarner Transaction may impair our ability to attract and retain qualified employees

Uncertainty over the effects of the BorgWarner Transaction may make it more difficult to attract and retain qualified employees.

The BorgWarner Transaction may divert management attention from our business

Matters relating to the BorgWarner Transaction (including integration planning) will require substantial commitments of time and resources by Remy management, which would otherwise have been devoted to day-to-day operations and may negatively impact our business, and could otherwise disrupt out business.

The BorgWarner Transaction may interfere with our relationships with customers, suppliers and other business partners

Uncertainty over the effects of the BorgWarner Transaction may make it more difficult to maintain relationships with existing, and enter into relationships with new, customers, suppliers, vendors, licensors, licensees and other business partners.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our share repurchases during the quarter ended June 30, 2015 is shown below:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Maximum number (or approximate dollar value) of shares that may yet by purchased under the plans or programs(3)
4/1/2015 - 4/30/2015	—	$—	—	$100,000,000
5/1/2015 - 5/31/2015	447,725	22.18	447,725	90,068,000
6/1/2015 - 6/30/2015	—	—	—	90,068,000
Total	447,725	$22.18	447,725	$90,068,000

(1)
Shares purchased during the quarter ended June 30, 2015 were in connection with our share repurchase program as discussed below. There were no shares of common stock withheld to satisfy employee payroll tax withholding for restricted stock vesting distributions.

(2)	Average price paid per share excludes broker commission costs.

(3)
On February 18, 2015, our Board of Directors approved a share repurchase program, effective February 23, 2015, under which we may repurchase up to $100,000,000 of our outstanding common stock shares. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 28, 2018. The Merger Agreement entered into in connection with the BorgWarner Transaction generally prohibits us from making further repurchases of our common stock.

Item 6.    Exhibits

Exhibit Index

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed herewith
2.1	Agreement and Plan of Merger, dated as of July 12, 2015, among Remy International, Inc., BorgWarner Inc. and Band Merger Sub, Inc. The registrant agrees to furnish supplementally to the U.S. Securities and Exchange Commission a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.	8-K	2.1	7/13/2015
3.1	Certificate of Correction of Amended and Restated Certificate of Incorporation	10-Q	EX-3.1	5/6/2015
3.2	Restated Certificate of Incorporation	10-Q	EX-3.2	5/6/2015
3.3	Second Amended and Restated Bylaws, as currently in effect	8-K	EX-3.3	2/4/2015
*10.1	Employment Agreement, effective as of May 1, 2015, by and between Remy International, Inc. and Victor A. Polen	8-K	EX-10.1	5/1/2015
*10.1(b)	Amendment No. 1 to the Employment Agreement dated as of May 1, 2015 by and between Remy International, Inc. and Victor A. Polen effective as of July 12, 2015				X
*10.2	Employment Agreement, effective as of April 1, 2015, by and between Remy International, Inc. and David G. Krall	10-Q	EX-10.4	5/6/2015
*10.2(b)	Amendment No. 1 to the Employment Agreement dated as of April 1, 2015 by and between Remy International, Inc. and David G. Krall effective as of July 12, 2015				X
*10.3	Amendment No. 1 to the Employment Agreement dated as of February 20, 2015 by and between Remy International, Inc. and Albert E. VanDenBergh effective as of July 12, 2015				X
*10.4	Form of Transaction Continuity Award Letter				X
*10.5	Form of Indemnification Agreement	8-K	10.2	7/13/2015
*10.6	Remy International, Inc. Employee Stock Purchase Plan, as approved by stockholders on June 10, 2015	DEF 14A	Annex A	4/30/2015
*10.7	Remy International, Inc. Annual Incentive Bonus Plan, as approved by stockholders on June 10, 2015	DEF 14A	Annex B	4/30/2015
*10.8	Voting and Support Agreement, dated as of July 12, 2015, among H Partners Management, LLC, H Partners, LP, H Partners Capital, LLC, P H Partners Ltd., H Offshore Fund Ltd., Rehan Jaffer, BorgWarner Inc. and Remy International, Inc.	8-K	10.1	7/13/2015
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Remy International, Inc.
(Registrant)

Date: August 3, 2015	By: /s/ Albert E. VanDenBergh
Albert E. VanDenBergh
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)