Form 10-Q
period 2015-09-30
REMY INTERNATIONAL, INC.
filed 2015-10-30
CIK 1046859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of September 30, 2015, there were 31,803,736 shares of the Registrant's common stock outstanding.

PART I - Financial Information
Item 1. Financial Statements
Remy International, Inc.
Consolidated balance sheets

	September 30,	December 31,
(In thousands, except share information)	2015	2014
Assets:	(unaudited)
Current assets:
Cash and cash equivalents	$98,186	$84,885
Trade accounts receivable (less allowances of $1,961 and $1,519)	214,266	210,356
Other receivables	12,692	16,692
Inventories	184,671	164,143
Deferred income taxes	36,003	42,308
Prepaid expenses and other current assets	11,541	11,865
Total current assets	557,359	530,249

Property, plant and equipment	233,461	226,073
Less accumulated depreciation and amortization	(79,784)	(61,615)
Property, plant and equipment, net	153,677	164,458

Deferred financing costs, net of amortization	1,262	1,471
Goodwill	263,491	259,586
Intangibles, net	269,047	298,023
Other noncurrent assets	47,744	65,309
Total assets	$1,292,580	$1,319,096

Liabilities and Equity:
Current liabilities:
Short-term debt	$2,674	$7,761
Current maturities of long-term debt	3,500	3,509
Accounts payable	160,716	177,333
Accrued interest	174	94
Accrued restructuring	500	331
Other current liabilities and accrued expenses	162,169	128,509
Total current liabilities	329,733	317,537

Long-term debt, net of current maturities	339,074	298,295
Postretirement benefits other than pensions	1,356	1,484
Accrued pension benefits	32,454	34,267
Deferred income taxes	2,630	54,783
Other noncurrent liabilities	28,119	26,483

Equity:
Common stock, Par value of $0.0001; 31,803,736 shares outstanding at September 30, 2015, and 32,201,086 shares outstanding at December 31, 2014	3	3
Treasury stock, at cost; 643,704 treasury shares at September 30, 2015, and no treasury shares at December 31, 2014	(11,083)	—
Additional paid-in capital	599,001	595,627
Retained earnings	5,105	—
Accumulated other comprehensive loss	(33,812)	(9,383)
Total Remy International, Inc. stockholders' equity	559,214	586,247
Total liabilities and equity	$1,292,580	$1,319,096
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net sales	$265,667	$291,981	$841,075	$900,896
Cost of goods sold	228,313	268,387	706,873	780,954
Gross profit	37,354	23,594	134,202	119,942
Selling, general, and administrative expenses	27,950	35,033	92,276	103,854
Restructuring and other charges	485	2,212	929	2,605
Operating income (loss)	8,919	(13,651)	40,997	13,483
Interest expense–net	5,313	4,449	14,447	15,041
Income (loss) before income taxes	3,606	(18,100)	26,550	(1,558)
Income tax expense (benefit)	3,972	(2,504)	11,296	4,064
Net income (loss)	$(366)	$(15,596)	$15,254	$(5,622)

Basic earnings (loss) per share:
Earnings (loss) per share	$(0.01)	$(0.49)	$0.48	$(0.18)
Weighted average shares outstanding	31,442	31,787	31,652	31,743
Diluted earnings (loss) per share:
Earnings (loss) per share	$(0.01)	$(0.49)	$0.48	$(0.18)
Weighted average shares outstanding	31,442	31,787	31,759	31,743
Dividends declared per common share	$0.11	$0.10	$0.32	$0.30
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of comprehensive income (loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Net income (loss)	$(366)	$(15,596)	$15,254	$(5,622)
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,920)	(7,227)	(16,823)	(786)
Currency forward contracts, net of tax	(2,771)	(2,711)	(3,115)	(2,097)
Commodity contracts, net of tax	(2,428)	920	(3,654)	1,184
Interest rate swap contract, net of tax	(465)	66	(818)	(625)
Employee benefit plans, net of tax	146	481	(19)	(21)
Total other comprehensive income (loss), net of tax	(13,438)	(8,471)	(24,429)	(2,345)
Comprehensive income (loss)	$(13,804)	$(24,067)	$(9,175)	$(7,967)
See accompanying notes to unaudited condensed consolidated financial statements.

Remy International, Inc.
Consolidated statements of cash flows
(Unaudited)

	Nine months ended September 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$15,254	$(5,622)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	53,622	56,205
Stock-based compensation	3,250	3,454
Deferred income taxes	(45,299)	(8,610)
Accrued pension and postretirement benefits, net	(1,847)	(3,319)
Restructuring and other charges	929	2,605
Cash payments for restructuring charges	(760)	(2,256)
Other	2,810	843
Changes in operating assets and liabilities, net of restructuring charges:
Accounts receivable	43	(31,294)
Inventories	(12,400)	(13,598)
Accounts payable	(13,840)	4,782
Other current assets and liabilities, net	23,057	16,724
Other noncurrent assets and liabilities, net	15,804	(26,615)
Net cash provided by (used in) operating activities	40,623	(6,701)

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,175)	(17,243)
Net proceeds on sale of assets	38	83
Acquisition of Maval Manufacturing, Inc.	(22,000)	—
Acquisition of USA Industries, Inc., net of cash acquired of $109	—	(40,070)
Net cash used in investing activities	(37,137)	(57,230)

Cash flows from financing activities:
Change in short-term debt	(4,870)	4,930
Proceeds from borrowings on Asset-Based Revolving Credit Facility	219,403	51,970
Payments made on Asset-Based Revolving Credit Facility	(176,085)	(31,722)
Payments made on long-term debt, including capital leases	(2,634)	(2,541)
Dividend payments on common stock	(10,259)	(9,700)
Purchase of treasury stock	(11,083)	(2,505)
Other	1,634	1,385
Net cash provided by financing activities	16,106	11,817

Effect of exchange rate changes on cash and cash equivalents	(6,291)	(442)
Net increase (decrease) in cash and cash equivalents	13,301	(52,556)
Cash and cash equivalents at beginning of period	84,885	114,884
Cash and cash equivalents at end of period	$98,186	$62,328
Supplemental disclosure information:
Cash paid for income taxes, net of refunds received	$7,507	$13,965
Cash paid for interest expense	$13,463	$14,464
Noncash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	$1,920	$2,946
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

BorgWarner Transaction

On July 12, 2015, we entered into an Agreement and Plan of Merger ("BorgWarner Merger Agreement") with BorgWarner Inc. ("BorgWarner") and Band Merger Sub, Inc., an indirect wholly owned subsidiary of BorgWarner (“Merger Sub”) pursuant to which it is expected that we will merge with and into Merger Sub, with the Company surviving the merger as an indirect wholly-owned subsidiary of BorgWarner (the "BorgWarner Transaction"). The BorgWarner Merger Agreement provides that at the effective time of the merger, if it occurs, each of the outstanding shares of Remy common stock (other than certain shares owned by BorgWarner, Merger Sub, Remy or any subsidiary of BorgWarner, Merger Sub or Remy, and shares that are owned by Remy stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law) will be canceled and converted into $29.50 in cash, without interest.

Completion of the BorgWarner Transaction is subject to the satisfaction or waiver of customary closing conditions. On September 22, 2015, Remy’s stockholders approved the adoption of the BorgWarner Merger Agreement. On August 12, 2015, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), with respect to the BorgWarner Transaction. Additionally, German antitrust approval for the proposed BorgWarner Transaction was received on September 7, 2015, and Austrian and Mexican antitrust approvals for the proposed BorgWarner Transaction were received on September 18, 2015. On October 13, 2015, the Korea Fair Trade Commission granted its antitrust approval for the proposed BorgWarner Transaction.

The closing of the Transaction remains subject to the satisfaction or waiver of customary conditions to closing set forth in the BorgWarner Merger Agreement, which include (a) the receipt of any approval required under Chinese antitrust law and the termination or expiration of any applicable waiting period thereunder, (b) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (c) each party’s compliance with its agreements and covenants contained in the BorgWarner Merger Agreement and (d) the absence of any law, ordinance, rule, regulation, order, judgment or decree being in effect that restrains or enjoins, or otherwise prohibits or makes illegal, the consummation of the Transaction. There can be no assurance on the satisfaction of any of these conditions. Assuming the timely satisfaction of closing conditions, the BorgWarner Transaction is expected to close during the fourth quarter of 2015.

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

On September 7, 2014, we entered into agreements for a transaction (the "Spin-off Transaction") with FNF. On December 31, 2014, the Spin-off Transaction was completed pursuant to the merger agreement (the "FNF Merger Agreement"), which was approved by Old Remy's stockholders at a special meeting of stockholders held on the same date. The Spin-off Transaction in effect resulted in the indirect distribution of the shares of common stock of Old Remy that were held by FNF to the holders of its FNFV tracking stock.

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

During the nine months ended September 30, 2015, Imaging received $1,400,000 from FNF as part of a working capital adjustment in accordance with the FNF Merger Agreement, which was previously included in other receivables at December 31, 2014.

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

Trade accounts receivable and allowance for doubtful accounts

Trade accounts receivable is stated at net realizable value, which approximates fair value. Substantially all of our trade accounts receivable are due from customers in the original equipment and aftermarket automotive industries, both domestically and internationally. Trade accounts receivable includes notes receivable of $28,847,000 and $38,541,000 as of September 30, 2015 and December 31, 2014, respectively. Trade accounts receivable is reduced by an allowance for amounts that are expected to become uncollectible in the future and for disputed items. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. We maintain allowances for doubtful customer accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is developed based on several factors including customers' credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

For the three months ended September 30, 2015 and 2014, in applying the treasury stock method, equivalent shares of unvested restricted stock and stock options of 152,158 shares and 96,359 shares, respectively, were anti-dilutive and excluded from the diluted calculation. Anti-dilutive stock options of 738,097 and 510,375 were excluded from the calculation of dilutive earnings per share for the three months ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015 and 2014, in applying the treasury stock method, equivalent shares of unvested restricted stock and stock options of 106,750 and 115,018 shares, respectively, were included in the weighted average shares outstanding in the diluted calculation. Anti-dilutive stock options of 306,554 and 290,887 were excluded from the calculation of dilutive earnings per share for the nine months ended September 30, 2015 and 2014, respectively.

New accounting pronouncements

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805)- Simplifying the accounting for Measurement-Period Adjustments requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. Entities should present separately on the face of the income statement or disclose in the footnotes the portion of the measurement period adjustment recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. The new guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In April 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest (Simplifying the Presentation of Debt Issuance Costs). This update changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the debt issuance costs is reported as interest expense. This update is effective for annual and interim periods beginning after December 15, 2015, which will require us to adopt these provisions in the first quarter of 2016. In August 2015, the FASB issued ASU 2015-15, Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. According to ASU 2015-15, line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. Early application of ASU 2015-15 is permitted for financial statements that have not been previously issued. Entities would be permitted to apply this update retrospectively to all prior periods for which a balance sheet is presented. We are evaluating the effect these standards will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of these standards on our ongoing financial reporting.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, that defers the effective date to annual and interim periods beginning after December 15, 2017. Early application is permitted but not before the original effective date. This guidance permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, are set forth in the table below:

	As of September 30, 2015			As of December 31, 2014
(In thousands)	Asset/ (liability)	Level 2	Valuation technique	Asset/ (liability)	Level 2	Valuation technique
Interest rate swap contracts	$(5,687)	$(5,687)	C	$(2,848)	$(2,848)	C
Foreign exchange contracts	(11,678)	(11,678)	C	(7,339)	(7,339)	C
Commodity contracts	(9,307)	(9,307)	C	(4,088)	(4,088)	C

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

As of September 30, 2015 and December 31, 2014, we had the following outstanding foreign currency contracts that were entered into to hedge forecasted purchases and revenues, respectively:

(In thousands)	Currency denomination
	September 30,	December 31,
Foreign currency contract	2015	2014
South Korean Won	$69,624	$82,907
Mexican Peso	$42,699	$69,625
Brazilian Real	$—	$12,318
Hungarian Forint	€11,656	€12,646
Great Britain Pound	£—	£300

Accumulated unrealized losses of $(7,777,000) and $(4,662,000), net of tax, were recorded in accumulated other comprehensive income (loss) (AOCI) as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, losses of $(7,683,000), net of tax, are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during the nine months ended September 30, 2015 and 2014, respectively, was immaterial.

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

On March 27, 2013, we also entered into a designated interest rate swap agreement for $72,000,000 of the outstanding principal balance of our long term debt. Under the terms of the new interest rate swap agreement, we swap a variable LIBOR rate with a floor of 1.25% to a fixed rate of 2.75% with an effective date of December 30, 2016 and expiration date of December 31, 2019. The notional value of this interest rate swap is $72,000,000, and is reduced by $187,500 quarterly from the effective date. This interest rate swap has been designated as a cash flow hedging instrument. Accumulated unrealized losses of $(1,626,000) and $(282,000), excluding the tax effect, were recorded in accumulated other comprehensive income (loss) (AOCI) as of September 30, 2015, and December 31, 2014, respectively. As of September 30, 2015, no gains are expected to be reclassified to the consolidated statement of operations within the next twelve months. Any ineffectiveness during the nine months ended September 30, 2015 and 2014, respectively, was immaterial.

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

We had twenty-seven commodity price hedge contracts outstanding at September 30, 2015, and thirty-seven commodity price hedge contracts outstanding at December 31, 2014, with combined notional quantities of 7,914 and 8,196 metric tons of copper, respectively. These contracts mature within the next fifteen months. These contracts were designated as cash flow hedging instruments. Accumulated unrealized losses of $(9,210,000) and $(4,092,000), excluding the tax effect, were recorded in AOCI as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, pre-tax losses of $(8,724,000) are expected to be reclassified to the accompanying consolidated statement of operations within the next 12 months. Any ineffectiveness during the nine months ended September 30, 2015 and 2014, respectively, was immaterial.

Other

We present our derivative positions and any related material collateral under master netting agreements on a gross basis. We have entered into International Swaps and Derivatives Association agreements with each of its significant derivative counterparties. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require us to maintain a minimum credit rating in order to be in compliance with the terms of the agreements and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. As of September 30, 2015, we have not posted any collateral to support derivatives in a liability position.

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

	Asset derivatives			Liability derivatives
(In thousands)	Balance sheet location	September 30, 2015	December 31, 2014	Balance sheet location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Commodity contracts	Prepaid expenses and other current assets	$—	$—	Other current liabilities and accrued expenses	$8,820	$3,515
Commodity contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	487	573
Foreign currency contracts	Prepaid expenses and other current assets	—	869	Other current liabilities and accrued expenses	11,249	7,316
Foreign currency contracts	Other noncurrent assets	3	—	Other noncurrent liabilities	432	892
Interest rate swap contracts	Other noncurrent assets	—	—	Other noncurrent liabilities	1,626	282
Total derivatives designated as hedging instruments		$3	$869		$22,614	$12,578
Derivatives not designated as hedging instruments:
Interest rate swap contracts	Other noncurrent assets	$—	$—	Other noncurrent liabilities	$4,061	$2,566
Total derivatives not designated as hedging instruments		$—	$—		$4,061	$2,566

 The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended September 30, 2015 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(5,835)	Cost of goods sold	$(1,883)	Cost of goods sold	$(54)
Foreign currency contracts	(6,830)	Cost of goods sold	(3,581)	Cost of goods sold	—
Interest rate swap contracts	(763)	Interest expense–net	—	Interest expense–net	—
	$(13,428)		$(5,464)		$(54)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap	Interest expense–net	$(810)

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the three months ended September 30, 2014 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(1,651)	Cost of goods sold	$(624)	Cost of goods sold	$(24)
Foreign currency contracts	(2,495)	Cost of goods sold	1,020	Cost of goods sold	—
Interest rate swap contracts	107	Interest expense–net	—	Interest expense–net	—
	$(4,039)		$396		$(24)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap contracts	Interest expense–net	$49

 The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the nine months ended September 30, 2015 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(9,534)	Cost of goods sold	$(4,415)	Cost of goods sold	$(96)
Foreign currency contracts	(9,743)	Cost of goods sold	(6,265)	Cost of goods sold	—
Interest rate swap contracts	(1,343)	Interest expense–net	—	Interest expense–net	—
	$(20,620)		$(10,680)		$(96)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap	Interest expense–net	$(1,495)

The following tables disclose the effect of our derivative instruments on the accompanying consolidated statement of operations for the nine months ended September 30, 2014 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in OCI on derivatives (effective portion)	Location of gain (loss) reclassified from AOCI into income (effective portion)	Amount of gain (loss) reclassified from AOCI into income (effective portion)	Location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(3,428)	Cost of goods sold	$(2,948)	Cost of goods sold	$(39)
Foreign currency contracts	289	Cost of goods sold	3,429	Cost of goods sold	—
Interest rate swap contracts	(1,028)	Interest expense–net	—	Interest expense–net	—
	$(4,167)		$481		$(39)

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives
Interest rate swap contracts	Interest expense–net	$(1,284)

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

Accounts receivable factoring arrangements

We have entered into factoring agreements with various U.S. and European financial institutions to sell our accounts receivable under nonrecourse agreements. These are treated as a sale. The transactions are accounted for as a reduction in accounts receivable as the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any domestic accounts after the factoring has occurred. We do not have any servicing assets or liabilities. We utilize factoring arrangements as an integral part of financing for us. The cost of factoring such accounts receivable is reflected in the accompanying consolidated statements of operations as interest expense-net with other financing costs. The cost of factoring such accounts receivable for the three months ended September 30, 2015 and 2014 was $862,000 and $1,199,000, respectively. The cost of factoring such accounts receivable for the nine months ended September 30, 2015 and 2014 was $2,298,000 and $3,745,000, respectively. Gross amounts factored under these facilities as of September 30, 2015 and December 31, 2014 were $159,950,000 and $229,696,000, respectively. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition.

5. Inventories

Net inventories consisted of the following:

	September 30,	December 31,
(In thousands)	2015	2014
Raw materials	$58,054	$46,049
Core inventory	38,745	36,034
Work-in-process	9,972	7,827
Finished goods	77,900	74,233
	$184,671	$164,143

Raw materials also include materials consumed in the manufacturing and remanufacturing process, but not directly incorporated into the finished products.

6. Property, plant and equipment

Depreciation and amortization expense of property, plant, and equipment for the nine months ended September 30, 2015 and 2014 was $18,973,000 and $20,129,000, respectively.

7. Goodwill and other intangible assets

The following table represents the carrying value of other intangible assets:

	As of September 30, 2015			As of December 31, 2014
(In thousands)	Carrying value	Accumulated amortization	Net	Carrying value	Accumulated amortization	Net
Definite-life intangibles:
Intellectual property	$28,916	$4,415	$24,501	$27,833	$2,980	$24,853
Customer relationships	210,270	67,012	143,258	206,960	50,558	156,402
Customer contract	81,737	67,151	14,586	93,642	63,285	30,357
Trade names	500	58	442	—	—	—
Lease intangible	420	370	50	420	219	201
Total	321,843	139,006	182,837	328,855	117,042	211,813
Indefinite-life intangibles:
Trade names	86,210	—	86,210	86,210	—	86,210
Intangible assets, net	$408,053	$139,006	$269,047	$415,065	$117,042	$298,023
Goodwill	$263,491	$—	$263,491	$259,586	$—	$259,586

Definite-lived intangible assets are being amortized to reflect the pattern of economic benefit consumed.

We perform impairment testing annually or more frequently when events or circumstances indicate that the carrying amount of the above intangibles may be impaired.

On March 1, 2015, we completed our previously announced acquisition of substantially all assets of Maval Manufacturing, Inc. pursuant to the terms and conditions of a definitive agreement. See Note 20 for further information. As a result of the acquisition, we assigned preliminary values to all assets and liabilities acquired, including the customer relationships intangible of $3,310,000 with a useful life of 10 years, $500,000 to value the Maval trade name with a useful life of 5 years, and $3,905,000 to goodwill in the preliminary purchase price allocation during the nine months ended September 30, 2015.

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

During the nine months ended September 30, 2015, we had intellectual property additions of $1,083,000 which were related to patent defense and filing costs. The weighted average useful life of these intellectual property intangibles was 15 years as of September 30, 2015.

During the nine months ended September 30, 2015, we had customer contract intangible additions of approximately $947,000, with a weighted average useful life of 4.1 years based on the estimated useful life of the contracts.

8. Other noncurrent assets

Other noncurrent assets primarily consisted of core return rights of $20,990,000 and noncurrent deferred tax assets of $12,807,000 as of September 30, 2015. Other noncurrent assets primarily consisted of core return rights of $38,940,000 and noncurrent deferred tax assets of $12,028,000 as of December 31, 2014.

9. Other current liabilities and accrued expenses

Other current liabilities and accrued expenses consisted of the following:

	September 30,	December 31,
(In thousands)	2015	2014
Accrued warranty	$25,645	$22,583
Accrued wages and benefits	14,899	18,784
Current portion of customer obligations	1,494	2,234
Rebates, stocklifts, discounts and returns	16,456	20,282
Current deferred revenue	780	865
Uncertain tax position	48,505	—
Other	54,390	63,761
	$162,169	$128,509

Changes to our current and noncurrent accrued warranty were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Balance at beginning of period	$29,291	$29,827	$26,012	$30,781
Provision for warranty	11,472	11,358	33,364	32,576
Payments and charges against the accrual	(11,723)	(12,247)	(30,696)	(35,782)
Increased warranty accruals due to business acquisitions (Note 20)	—	—	360	1,363
Balance at end of period	$29,040	$28,938	$29,040	$28,938

10. Other noncurrent liabilities

Other noncurrent liabilities consisted of the following:

	September 30,	December 31,
(In thousands)	2015	2014
Noncurrent deferred revenue	$3,414	$3,967
Other	24,705	22,516
	$28,119	$26,483

11.	Restructuring and other charges

Total restructuring and other charges of $929,000 were recorded for the nine months ended September 30, 2015. These charges consisted of $505,000 of employee termination benefits and $424,000 of other exit costs. Total restructuring and other charges of $2,605,000 were recorded during the nine months ended September 30, 2014. These charges consisted of $1,182,000 of employee termination benefits and $547,000 of other exit costs and fixed asset impairment charges of $876,000. The charges in both periods were primarily related to the closure of our Mezokovesd, Hungary plant and restructuring actions in our North American operations. The fixed asset impairment charges recorded in the third quarter of 2014 primarily related to specific equipment in our North American operations. Machinery and equipment impairment was based on estimated salvage values for equipment based on a Level 3 fair value approach.

The following table summarizes the activity in our accrual for restructuring and other charges for the three and nine month periods ended September 30, (in thousands):

2015	Termination benefits	Exit costs	Total
Accrual at December 31, 2014	$259	$72	$331
Provision	15	58	73
Payments	(54)	(73)	(127)
Accrued at March 31, 2015	$220	$57	$277
Provision	190	181	371
Payments	(33)	(195)	(228)
Accrual at June 30, 2015	$377	$43	$420
Provision	300	185	485
Payments	(358)	(47)	(405)
Accrual at September 30, 2015	$319	$181	$500

2014	Termination benefits	Exit costs	Total
Accrual at December 31, 2013	$981	$45	$1,026
Provision	228	86	314
Payments	(950)	(106)	(1,056)
Accrued at March 31, 2014	$259	$25	$284
Provision	2	77	79
Payments	(113)	(97)	(210)
Accrual at June 30, 2014	$148	$5	$153
Provision	952	384	1,336
Payments	(673)	(317)	(990)
Accrual at September 30, 2014	$427	$72	$499

Significant components of restructuring and other charges were as follows (in thousands):

	Total expected costs	Expense incurred in			Estimated future expense
		Nine months ended September 30, 2015	Twelve months ended December 31, 2014	Twelve months ended December 31, 2013

2014 Activities
Severance	$1,571	$505	$1,066	$—	$—
Exit costs	1,264	314	950	—	—
	$2,835	$819	$2,016	$—	$—
2013 Activities
Severance	$1,976	$—	$220	$1,756	$—
Exit costs	696	—	4	692	—
	$2,672	$—	$224	$2,448	$—
2012 Activities
Severance	$4,533	$—	$—	$795	$—
Exit costs	1,641	110	267	823	30
Other charges	1,687	—	—	—	—
	$7,861	$110	$267	$1,618	$30

12. Debt

Borrowings under long-term debt arrangements, net of discounts, consisted of the following:

	September 30,	December 31,
(In thousands)	2015	2014
Asset-Based Revolving Credit Facility- Maturity date of September 5, 2018	$43,318	$—
Term B Loan, as Amended and Restated - Maturity date of March 5, 2020	291,441	293,637
Total Senior Credit Facility and Notes	334,759	293,637
Capital leases and other obligations	7,815	8,167
Less current maturities	(3,500)	(3,509)
Long-term debt less current maturities	$339,074	$298,295

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

The ABL Facility bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL Facility maintains the current availability at $95,000,000, but may be increased, under certain circumstances, by $20,000,000. The ABL Facility is secured by substantially all domestic accounts receivable and inventory. At September 30, 2015, the ABL Facility balance was $43,318,000. Based upon the collateral supporting the ABL Facility, the amount borrowed, and the outstanding letters of credit of $2,310,000, there was additional availability for borrowing of $41,260,000 on September 30, 2015. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL Facility.

The Term B Loan bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3.00% per year with an original issue discount of $750,000. The Term B Loan also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Term B Loan is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL Facility. Principal payments in the amount of $750,000 are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At September 30, 2015, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.

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

As of September 30, 2015, the estimated fair value of our Term B Loan was $291,750,000, which was $309,000 more than the carrying value. As of December 31, 2014, the estimated fair value of our Term B Loan was $290,693,000, which was $2,944,000 less than the carrying value. The Level 2 fair market values are based on established market prices as of September 30, 2015 and December 31, 2014. The fair value estimates do not necessarily reflect the values we could realize in the current markets. Because of their short-term nature or variable interest rate, we believe the carrying value for short-term debt and the revolving credit agreement closely approximates their fair value.

All of our credit agreements contain various covenants and representations that are customary for transactions of this nature. We were in compliance with all covenants as of September 30, 2015. The credit agreements contain various restrictive covenants, which include, among other things: (i) a maximum leverage ratio; (ii) a minimum interest coverage ratio; (iii) mandatory prepayments upon certain asset sales and debt issuances; and (iv) limitations on the payment of dividends in excess of a specified amount. The term loan also includes events of default customary for a facility of this type, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5.0 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity.

Short-term debt

We have revolving credit facilities with three Korean banks with a total facility amount of approximately $10,884,000 of which $1,674,000 was borrowed at an average interest rate of 2.37% at September 30, 2015. In Hungary, there is one revolving credit facility with one bank for a total credit facility of $1,051,000 of which nothing was borrowed at September 30, 2015. In China, there is a revolving credit facility with one bank for a total credit facility of $10,000,000 of which $1,000,000 was borrowed at an average interest rate of 2.04% at September 30, 2015.

Capital leases and other obligations

Capital leases have been capitalized using nominal interest rates ranging from 4.0% to 15.1% as determined by the dates we entered into the leases. We had assets under capital leases of approximately $2,592,000 at September 30, 2015 and approximately $2,810,000 at December 31, 2014, net of accumulated amortization.

On December 29, 2014, we entered into a leaseback financing arrangement with an independent third party involving the sale of a distribution facility with a net book value of approximately $11,099,000 at September 30, 2015 and $11,855,000 at December 31, 2014. We continue to maintain the facility on our books and have included the proceeds from the sale of the facility as a financing obligation totaling $5,800,000 bearing an implied interest rate of 6.5%.

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

Under the Amended and Restated Certificate of Incorporation, the Company is authorized to issue 280,000,000 shares, consisting of 240,000,000 shares of common stock, par value $0.0001 per share, and 40,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2015, there were 31,803,736 common stock shares outstanding and no preferred stock shares outstanding.

The holders of common stock are entitled to one vote on all matters properly submitted on which the common stockholders are entitled to vote.

Share Repurchase Program

On February 18, 2015, the Board of Directors approved a share repurchase program, effective February 23, 2015, under which we may repurchase up to $100,000,000 of our outstanding common stock shares. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 28, 2018. There were no share repurchases during the three months ended September 30, 2015. During the nine months ended September 30, 2015, we paid approximately $9,932,000 in repurchases of our common stock (447,725 shares at an average purchase price of $22.18 per share, excluding commission costs). As of September 30, 2015, the amount remaining under the Board's share repurchase authorization was $90,068,000. The BorgWarner Merger Agreement entered into in connection with the BorgWarner Transaction generally prohibits us from making further repurchases of our common stock.

Treasury stock

During the nine months ended September 30, 2015, we withheld 47,772 shares at cost, or $1,151,000, to satisfy tax obligations for vesting of restricted stock shares and exercises of stock options granted to our employees under the Remy International, Inc. Omnibus Incentive Plan, or "Omnibus Incentive Plan". In addition, 127,097 shares were forfeited and returned to treasury stock during the nine months ended September 30, 2015 for no value pursuant to the Omnibus Incentive Plan.

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

Dividend payments

Our Board of Directors declared quarterly cash dividends of ten cents ($0.10) per share in February 2015 and eleven cents ($0.11) per share each in April 2015 and July 2015. Cash dividends paid during the nine months ended September 30, 2015 were $10,259,000, which also included accrued cash dividends paid on restricted stock vestings.  As of September 30, 2015, a dividend payable of $156,000 was recorded for unvested restricted stock and is payable upon vesting.

On October 28, 2015, our Board of Directors declared a quarterly cash dividend of eleven cents ($0.11) per share, payable on November 25, 2015, to stockholders of record as of November 11, 2015.

14. Reclassifications out of accumulated other comprehensive income (loss)

The following table discloses the changes in each component of accumulated other comprehensive income, net of tax for the three and nine months ended September 30, 2015 (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on currency hedges	Unrealized gains (losses) on commodity hedges	Interest rate swaps	Employee benefit plan adjustment	Accumulated other comprehensive income (loss)
Balances at December 31, 2014	$1,590	$(4,662)	$(1,955)	$(172)	$(4,184)	$(9,383)
Other comprehensive income (loss) before reclassifications	(7,993)	(82)	(1,698)	(429)	(105)	(10,307)
Amounts reclassified from accumulated other comprehensive income (loss)	—	899	778	—	25	1,702
Balances at March 31, 2015	$(6,403)	$(3,845)	$(2,875)	$(601)	$(4,264)	$(17,988)
Other comprehensive income (loss) before reclassifications	(910)	(2,295)	(1,096)	76	(110)	(4,335)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,134	790	—	25	1,949
Balances at June 30, 2015	$(7,313)	$(5,006)	$(3,181)	$(525)	$(4,349)	$(20,374)
Other comprehensive income (loss) before reclassifications	(7,920)	(5,425)	(3,607)	(465)	128	(17,289)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,654	1,179	—	18	3,851
Balances at September 30, 2015	$(15,233)	$(7,777)	$(5,609)	$(990)	$(4,203)	$(33,812)

The following table discloses the changes in each component of accumulated other comprehensive income, net of tax for the three and nine months ended September 30, 2014 (in thousands):

	Foreign currency translation adjustment	Unrealized gains (losses) on currency hedges	Unrealized gains (losses) on commodity hedges	Interest rate swaps	Employee benefit plan adjustment	Accumulated other comprehensive income (loss)
Balances at December 31, 2013	$9,441	$2,753	$(1,776)	$886	$7,866	$19,170
Other comprehensive income (loss) before reclassifications	797	(886)	(2,264)	(281)	(463)	(3,097)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(636)	672	—	100	136
Balances at March 31, 2014	$10,238	$1,231	$(3,368)	$605	$7,503	$16,209
Other comprehensive income (loss) before reclassifications	5,644	3,298	1,101	(410)	(241)	9,392
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,162)	755	—	102	(305)
Balances at June 30, 2014	$15,882	$3,367	$(1,512)	$195	$7,364	$25,296
Other comprehensive income (loss) before reclassifications	(7,227)	(1,958)	526	66	379	(8,214)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(753)	394	—	102	(257)
Balances at September 30, 2014	$8,655	$656	$(592)	$261	$7,845	$16,825

The following table discloses the effect of reclassifications of accumulated other comprehensive income on the accompanying consolidated statement of operations (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Three months ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2015	2014
Gains (losses) on cash flow hedges:
Foreign currency contracts	$(3,581)	$1,020	Cost of goods sold
Commodity contracts	(1,937)	(648)	Cost of goods sold
	(5,518)	372	Total before tax
	1,685	(13)	Tax benefit (expense)
	$(3,833)	$359	Net of tax

Amortization of employee benefit plan costs:
Prior service costs	$—	$—	Selling, general and administrative expenses
Net actuarial loss	(20)	(165)	Selling, general and administrative expenses
	(20)	(165)	Total before tax
	2	63	Tax benefit (expense)
	$(18)	$(102)	Net of tax

Total reclassifications for the period	$(3,851)	$257	Net of tax

The following table discloses the effect of reclassifications of accumulated other comprehensive income on the accompanying consolidated statement of operations (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Nine months ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2015	2014
Gains (losses) on cash flow hedges:
Foreign currency contracts	$(6,265)	$3,429	Cost of goods sold
Commodity contracts	(4,511)	(2,987)	Cost of goods sold
	(10,776)	442	Total before tax
	3,342	288	Tax benefit (expense)
	$(7,434)	$730	Net of tax

Amortization of employee benefit plan costs:
Prior service costs	$—	$—	Selling, general and administrative expenses
Net actuarial loss	(78)	(496)	Selling, general and administrative expenses
	(78)	(496)	Total before tax
	10	192	Tax benefit (expense)
	$(68)	$(304)	Net of tax

Total reclassifications for the period	$(7,502)	$426	Net of tax

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

The effective income tax rate for the three and nine months ended September 30, 2015 and 2014, differs from the U.S. federal income tax rate primarily due to the effect of foreign taxable income, tax credits, and permanent items.

Income Taxes - Bilateral Advance Pricing Agreement

As previously disclosed, the Company has applied for a bilateral Advance Pricing Agreement ("APA") between the U.S. Internal Revenue Service ("IRS") and South Korea National Tax Service ("NTS"), covering the tax years 2007 through 2014.  The IRS and NTS met in July 2015, and have tentatively agreed on the terms of the APA, subject to additional review and approvals by the respective tax authorities and the Company.  The Company submitted a response to the IRS regarding the tentative APA terms in August 2015, detailing the Company’s disagreement with the potential outcome of the APA.  The Company is continuing to discuss alternatives with the IRS and NTS to reach a more equitable conclusion, but based on the feedback from the IRS and NTS during the quarter ending September 30, 2015, the Company has reassessed the need for an uncertain tax liability.  Based on this reassessment, the Company recorded, during the quarter ending September 30, 2015, an uncertain tax liability of $48,505,000 in Other current liabilities and accrued expenses for the estimated Korea cash tax liability, and a noncurrent deferred tax asset of $48,505,000 for the estimated U.S. foreign tax credits generated from the potential APA settlement.  No material tax expense impact is anticipated as a result of the potential APA settlement given the Company’s expected ability to utilize U.S. foreign tax credits in the future.

16. Employee benefit plans

The components of expense for our pension plans were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Components of expense	2015	2014	2015	2014
Service costs	$265	$286	$915	$850
Interest costs	750	753	2,274	2,262
Expected return on plan assets	(750)	(759)	(2,272)	(2,293)
Recognized net actuarial loss (gain)	45	(145)	151	(436)
Net periodic pension cost	$310	$135	$1,068	$383

Cash flows

We contributed $2,728,000 and $3,164,000 to our pension plans during the nine months ended September 30, 2015 and 2014, respectively. We expect to contribute a total of $2,041,000 to our U.S. pension plans and $1,939,000 to our international pension plans in 2015.

17.	Stock-based compensation

Omnibus Incentive Plan

The Omnibus Incentive Plan, which is stockholder-approved, became effective on October 27, 2010, was amended on March 24, 2011 and permits our Compensation Committee of the Board of Directors to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other cash or share based awards to our employees and non-employee directors. Actual participation, as well as the terms of the awards to those participants, is determined by the Compensation Committee. The maximum number of shares authorized that may be delivered pursuant to awards under the Omnibus Incentive Plan was 5,500,000. As of September 30, 2015, there were 2,820,988 shares available to be issued under the Omnibus Incentive Plan.

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

We estimated the grant date fair value of all stock options granted during the nine months ended September 30, 2015 using the Black-Scholes valuation model. The weighted average valuation per share was $4.78 based on the following assumptions: Risk-free interest rate: 1.41%, Dividend Yield: 1.78%, Expected Volatility: 27.94% and Expected Term: 4.5 years.

Shares issued upon exercise of stock options were 8,688 and 2,397 during the nine months ended September 30, 2015 and 2014, respectively.

Noncash compensation expense related to all types of awards was recognized for the three and nine months ended September 30, 2015 and 2014 as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Stock-based compensation expense	$925	$893	$3,250	$3,454

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

Information about our net sales by region was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014
Net sales to external customers:
United States	$169,826	$191,552	$545,756	$592,679
Europe	18,160	20,399	56,030	66,262
Other Americas	8,095	12,305	26,204	35,042
Asia	69,586	67,725	213,085	206,913
Total net sales	$265,667	$291,981	$841,075	$900,896

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

Remy Componentes S. de R.L. de C.V. vs. Corporativo Industrial y Empresarial Lorva, S.A. de C.V. ("Lorva")

In December 2012, Lorva, a former vendor, filed a judicial claim against Remy Componentes S. de R.L. de C.V. in the Fourth District federal court in San Luis Potosi, Mexico requesting the rescission of two alleged operational service contracts. We filed a timely response in the Fourth District Court in January 2013. The collection of evidence and witness testimony concluded in the civil case, and the parties filed their written closing argument briefs in the fourth quarter of 2013. In March 2014, the first instance sentence was issued by the Fourth District Court determining Lorva has the right to rescind both contracts and collect the benefit sought in the amount of approximately $17,380,000 for liquidated damages and outstanding invoices. In April 2014, we filed an appeal of this ruling in the Unitary Tribunal in San Luis Potosi, Mexico. On October 2, 2014, the Unitary Tribunal in San Luis Potosi, Mexico ruled on the appeal, reducing the March 2014 lower Fourth District Court award from $17,380,000 to payment of invoices and amounts due of approximately $115,000 plus Lorva's costs and attorney fees. Both Lorva and Remy Componentes S. de R.L. de C.V. filed a timely appeal of this ruling in the 4th Collegiate Tribunal in San Luis Potosi, Mexico in October 2014. After various remands and reviews between the Unitary Tribunal and the 4th Collegiate Tribunal, the Unitary Tribunal ruled in Remy’s favor in August 2015, finding both contracts to be invalid and reducing Remy Componentes’s payment obligation to approximately $38,000.  Both Lorva and Remy Componentes filed final appeals to the 4th Collegiate Tribunal to preserve their arguments and seek a final ruling.  We believe it is probable that we should prevail on final appeal based on legal arguments and the facts of this case. As of September 30, 2015, we continue to maintain an immaterial accrual related to this matter.

Remy, Inc. vs. Tecnomatic S.p.A.

In March 2011, Tecnomatic filed a lawsuit against Remy International, Inc., its Mexican subsidiaries and two other entities alleging breach of contract and the misappropriation of trade secrets, and requested damages of $110,000,000. On September 11, 2014, we announced entry into a Settlement Agreement and Mutual General Release (the "Agreement") to settle all disputes that existed among us and Tecnomatic. In addition, we entered into a cross licensing arrangement of certain patents with Tecnomatic. The value of the patents received from Tecnomatic was approximately $13,930,000. Pursuant to the Agreement and the cross licensing arrangement, we paid to Tecnomatic a $16,000,000 cash payment in September 2014 and paid a $16,000,000 cash payment in March 2015.

BorgWarner Transaction Litigation

After the filing and dissemination of the Definitive Proxy Statement on Schedule 14A filed by the Company with the Securities and Exchange Commission (the “SEC”) on August 18, 2015 (the “Definitive Proxy Statement”), three lawsuits (Maxine Phillips v. Remy International, Inc., et al., No. 1:15-cv-01343-TWP-TAB (S. D. Ind.); Jason Garcia v. Remy International, Inc., et al., No. 1:15-cv-01385-TWP-DKL (S.D. Ind.); and Stephen Bushansky v. Remy International, Inc., et al., No. 1:15-cv-01361-RLY-MJD (S.D. Ind.)) were filed in the United States District Court, Southern District of Indiana, Indianapolis Division (the “Court”) against the Company and its directors, alleging certain violations of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934 in connection with the proposed BorgWarner Transaction. The actions seek, among other forms of relief, an order enjoining the BorgWarner Transaction, rescinding the

BorgWarner Transaction to the extent it has already been implemented, directing the defendants to account to plaintiffs for all damages suffered as a result of the alleged wrongdoing and awarding attorneys’ fees and costs.

On September 14, 2015, while disputing the merits of the allegations, Remy entered into an agreement in principle providing for the complete settlement of, and the release of all claims in, all pending actions in exchange for Remy’s agreement to make certain supplemental disclosures, which were filed in supplements to the Definitive Proxy Statement and in Remy's Current Reports on Form 8-K on September 14 and September 15, 2015. The settlement is subject to, among other things, approval of the court.

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

Preliminary purchase price was $22,000,000, consisting of $18,700,000 in cash and $3,300,000 cash held in escrow. The initial purchase price allocation based on their fair values as of the acquisition date was as follows:

Trade accounts receivable	$8,011
Inventories	14,065
Prepaid expenses and other current assets	25
Property, plant and equipment	1,764
Goodwill	3,905
Intangible assets	3,810
Other noncurrent assets	22
Total assets acquired	$31,602

Accounts payable	$6,674
Other current liabilities and accrued expenses	2,928
Total liabilities assumed	$9,602
Net assets acquired	$22,000

Goodwill of $3,905,000, which is deductible for tax purposes, has been recorded based on the amount of the purchase price that exceeds the fair value of the net assets acquired. The purchase price allocation is preliminary as of September 30, 2015 as we finalize our valuation of long lived assets and any contingent liabilities.

For the three months ended September 30, 2015, we recognized customer relationships and trade name amortization of $108,000, which was included in cost of goods sold in the accompanying consolidated statement of operations.

For the nine months ended September 30, 2015, we recognized a finished goods inventory step-up of $587,000 and customer relationships and trade name amortization of $252,000, which was included in cost of goods sold in the accompanying consolidated statement of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: the likelihood that the BorgWarner Transaction (as defined below) is consummated on a timely basis or at all, including whether government approvals sought in connection with the transaction will be obtained (or obtained within the time periods anticipated) and whether the other conditions required to complete the transaction will be met (or met within the time periods anticipated), whether the expected benefits of the BorgWarner Transaction will be realized, the risk that, and uncertainty as to whether, costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, suppliers and other counterparties) related to the BorgWarner Transaction may be greater than expected, future financial results and liquidity, development of new products and services, the effect of competitive products or pricing, the effect of commodity and raw material prices, the impact of supply chain cost management initiatives, restructuring risks, customs duty claims, litigation uncertainties and warranty claims, conditions in the automotive industry, foreign currency fluctuations, costs related to re-sourcing and outsourcing products, the effect of economic conditions, and other risks identified in the “Special note regarding forward-looking statements”, “Risk Factors” and other sections of the Company's previously filed most recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

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

BorgWarner Transaction

On July 12, 2015, we entered into an Agreement and Plan of Merger ("BorgWarner Merger Agreement") with BorgWarner Inc. ("BorgWarner") and Band Merger Sub, Inc., an indirect wholly owned subsidiary of BorgWarner (“Merger Sub”) pursuant to which it is expected that we will merge with and into Merger Sub, with the Company surviving the merger as an indirect wholly-owned subsidiary of BorgWarner (the "BorgWarner Transaction"). The BorgWarner Merger Agreement provides that at the effective time of the merger, if it occurs, each of the outstanding shares of Remy common stock (other than certain shares owned by BorgWarner, Merger Sub, Remy or any subsidiary of BorgWarner, Merger Sub or Remy, and shares that are owned by Remy stockholders who have perfected and not withdrawn a demand for appraisal rights pursuant to Delaware law) will be canceled and converted into $29.50 in cash, without interest.

Completion of the BorgWarner Transaction is subject to the satisfaction or waiver of customary closing conditions. On September 22, 2015, Remy’s stockholders approved the adoption of the BorgWarner Merger Agreement. On August 12, 2015, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), with respect to the BorgWarner Transaction. Additionally, German antitrust approval for the proposed BorgWarner Transaction was received on September 7, 2015, and Austrian and Mexican antitrust approvals for the proposed BorgWarner Transaction were received on September 18, 2015. On October 13, 2015, the Korea Fair Trade Commission granted its antitrust approval for the proposed BorgWarner Transaction.

The closing of the Transaction remains subject to the satisfaction or waiver of customary conditions to closing set forth in the BorgWarner Merger Agreement, which include (a) the receipt of any approval required under Chinese antitrust law and the termination or expiration of any applicable waiting period thereunder, (b) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (c) each party’s compliance with its agreements and covenants contained in the BorgWarner Merger Agreement and (d) the absence of any law, ordinance, rule, regulation, order, judgment or decree being in effect that restrains or enjoins, or otherwise prohibits or makes illegal, the consummation of the Transaction. There can be no assurance on the satisfaction of any of these conditions. Assuming the timely satisfaction of closing conditions, the BorgWarner Transaction is expected to close during the fourth quarter of 2015.

Financial Results

Net sales of $265.7 million for the third quarter of 2015 decreased 9.0% from $292.0 million for the same period in 2014 driven primarily by decreased volume and mix of $20.6 million, a negative pricing impact of $2.9 million, and unfavorable foreign currency translation of $12.8 million. The net sales decrease was partially offset by $10.0 million in third quarter sales of Maval Industries, L.L.C. ("Maval"), which we acquired in March of 2015. We had operating income of $8.9 million during the third quarter of 2015, an increase of $22.6 million compared to an operating loss of $13.7 million during the same period in 2014 primarily due an $18.8 million charge recorded in 2014 related to a previously announced litigation settlement and higher restructuring costs in 2014. We also recorded reductions in selling, general and administrative ("SG&A") costs of $7.1 million, which was primarily due to reduced SG&A headcount and lower incentive compensation expense, despite $2.9 million in legal and professional fees expense related to the pending BorgWarner Transaction.

Acquisition of Maval Manufacturing, Inc.

On February 19, 2015, we announced that we entered into a definitive agreement to acquire substantially all assets of Maval Manufacturing, Inc., a manufacturer, remanufacturer, and distributor of steering systems, components, and specialty products to the automotive service, original equipment power sports, and off-road specialty vehicle markets. Maval adds a new product line that is complementary to our existing portfolio of products. The transaction closed effective March 1, 2015. In connection with the closing of the transaction, the assets were placed in Maval Industries, L.L.C., a wholly-owned subsidiary of the Company. The results of operations of Maval have been included in our consolidated results of operations since the acquisition date. As of September 30, 2015, the preliminary purchase price was $22.0 million, consisting of $18.7 million in cash and $3.3 million cash held in escrow.

Recent Trends and Conditions

General economic conditions

According to IHS Global Insight, global light duty vehicle production was up by 3% and global medium and heavy duty vehicle production was flat during the third quarter of 2015 as compared to the same period in 2014. The increase in light duty vehicle production was driven primarily by a 6% increase in North America production, a 14% increase in Korea, a 5% increase in Europe production and a 1% increase in China production offset by a 17% decrease in South America production. Global medium and heavy duty production was driven primarily by a 24% decrease in South

America production, a 4% decrease in Europe production and a 2% decrease in China production. These decreases were offset by a 5% increase in North America production and a 3% increase in Korea production. The global automotive industry remains susceptible to uncertain economic conditions that could adversely impact consumer demand for vehicles.

Weather can affect aftermarket sales of starters and alternators. Extreme cold can damage starters and extreme heat can increase alternator failures. In both cases, this extreme weather can stimulate sales of aftermarket starters and alternators. In early 2014, the Northeast United States experienced severe cold weather which we believe had a positive impact on our results of operations. This occurrence of severe cold weather did not recur in 2015.

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

Material and commodity price fluctuations

Overall commodity price fluctuation is an ongoing concern for our business and has been an operational and financial focus. We have pass-through pricing agreements with a number of our customers that reduce our exposure to metals price volatility. Where metals price volatility is not covered by customer agreements, we utilize hedging instruments where appropriate, particularly related to copper, and consider their cost and their effectiveness. Average copper prices were lower for the quarter and nine month periods ended September 30, 2015 than for the same periods in 2014.

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

Foreign currencies

During the first nine months of 2015, approximately 35% of our net sales were transacted outside the United States. The functional currency of our foreign operations is generally the local currency, while our financial statements are presented in U.S. dollars. Foreign exchange has an unfavorable impact on net sales when the U.S. dollar is relatively strong as compared with foreign currencies and a favorable impact on net sales when the U.S. dollar is relatively weak as compared with foreign currencies. While we employ financial instruments to hedge certain exposures related to transactions from fluctuations in foreign currency exchange rates, these hedging actions do not entirely insulate us from currency effects and such programs may not always be available to us at economically reasonable costs. During the first nine months of 2015, we experienced a $8.4 million negative impact from foreign currency effects on our reported earnings in U.S. dollars compared to the first nine months of 2014, primarily resulting from the results denominated in other currencies, mainly the Mexican Peso and Brazilian Real, offset by benefits to our reported earnings for results denominated in the the Euro and South Korean Won.

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

Income Taxes - Bilateral Advance Pricing Agreement

As previously disclosed, the Company has applied for a bilateral Advance Pricing Agreement ("APA") between the U.S. Internal Revenue Service ("IRS") and South Korea National Tax Service ("NTS"), covering the tax years 2007 through 2014.  The IRS and NTS met in July 2015, and have tentatively agreed on the terms of the APA, subject to additional review and approvals by the respective tax authorities and the Company.  The Company submitted a response to the IRS regarding the tentative APA terms in August 2015, detailing the Company’s disagreement with the potential outcome of the APA.  The Company is continuing to discuss alternatives with the IRS and NTS to reach a more equitable conclusion, but based on the feedback from the IRS and NTS during the quarter ending September 30, 2015, the Company has reassessed the need for an uncertain tax liability.  Based on this reassessment, the Company recorded, during the quarter ending September 30, 2015, an uncertain tax liability of $48.5 million in Other current liabilities and accrued expenses for the estimated Korea cash tax liability, and a noncurrent deferred tax asset of $48.5 million for the estimated U.S. foreign tax credits generated from the potential APA settlement.  No material tax expense impact is anticipated as a result of the potential APA settlement given the Company’s expected ability to utilize U.S. foreign tax credits in the future.

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

We define adjusted EBITDA as net income (loss) attributable to common stockholders before interest expense–net, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, restructuring, other charges and other impairment charges, certain purchase accounting finished goods inventory step-up costs, litigation settlements and related legal fees, Transaction related fees, acquisition related costs, and other adjustments as set forth in the reconciliations provided below. All periods presented conform to this definition.

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

The following table sets forth a reconciliation of adjusted EBITDA to its most directly comparable U.S. GAAP measure, net income (loss):

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2015	2014	2015	2014

Net income (loss)	$(366)	$(15,596)	$15,254	$(5,622)
Adjustments:
Interest expense–net	5,313	4,449	14,447	15,041
Income tax expense (benefit)	3,972	(2,504)	11,296	4,064
Depreciation and amortization	17,591	19,541	53,622	56,205
Stock-based compensation expense	925	893	3,250	3,454
Restructuring and other charges	485	2,212	929	2,605
Litigation settlements and related legal fees	—	21,417	—	23,740
Transaction related fees	—	2,714	—	2,714
Acquisition related costs	2,942	—	4,213	—
Purchase accounting finished goods inventory step-up	—	—	587	3,474
Other nonrecurring adjustments (a)	(14)	(62)	(21,506)	(8)
Total adjustments	31,214	48,660	66,838	111,289
Adjusted EBITDA	$30,848	$33,064	$82,092	$105,667
(a) Represents the elimination of the $22.0 million net impact of one-time core settlements with customers in Q1 2015 and (gain)/loss on sale of fixed assets in both periods.

Results of operations

The following table presents our consolidated results of operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014:

Three months ended September 30,			Increase/ (Decrease)	% Increase/ (Decrease)
(In thousands)	2015	2014
Net sales	$265,667	$291,981	$(26,314)	(9.0)%
Cost of goods sold	228,313	268,387	(40,074)	(14.9)%
Gross profit	37,354	23,594	13,760	58.3%
Selling, general, and administrative expenses	27,950	35,033	(7,083)	(20.2)%
Restructuring and other charges	485	2,212	(1,727)	(78.1)%
Operating income (loss)	8,919	(13,651)	22,570	(165.3)%
Interest expense–net	5,313	4,449	864	19.4%
Income (loss) before income taxes	3,606	(18,100)	21,706	(119.9)%
Income tax expense (benefit)	3,972	(2,504)	6,476	(258.6)%
Net income (loss)	$(366)	$(15,596)	$15,230	(97.7)%

Net sales

Net sales decreased by $26.3 million, or 9.0%, to $265.7 million for the three months ended September 30, 2015, from $292.0 million for the same period in 2014. The decrease in net sales was driven by decreased volume and mix of $20.6 million, a negative pricing impact of $2.9 million, and unfavorable foreign currency translation of $12.8 million. The net sales decrease was partially offset by $10.0 million in third quarter sales of Maval, which we acquired in March 2015.

Net sales of new starters and alternators to OEMs in the three months ended September 30, 2015 decreased in commercial vehicle products and hybrid electric motors, partially offset by an increase in light vehicle products. Net sales of light vehicle starters and alternators to OEMs were $86.8 million in the three months ended September 30, 2015, a $0.6 million, or 0.7%, increase compared to $86.2 million in the same period in 2014. The increase is mainly driven by new programs and growth in Hyundai, offset by the end of certain North American programs and softening demand in China and Brazil. Net sales of commercial vehicle starters and alternators were $42.4 million in the three months ended September 30, 2015, a $9.2 million, or 17.8%, decrease compared to $51.6 million in the same period in 2014. The decrease was primarily due to lower demand in North America, primarily for off-highway applications, and Brazil. We also sold $2.6 million of hybrid electric motors to OEMs in the three months ended September 30, 2015, as compared to $4.5 million in the same period in 2014.

Net sales of light vehicle rotating electrical products to aftermarket customers were $66.3 million in the three months ended September 30, 2015, a $24.1 million, or 26.7% decrease from $90.4 million in the same period in 2014. The decrease is primarily a result of loss of business with an aftermarket customer, a program with an aftermarket retailer and lower European sales. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $44.3 million in the three months ended September 30, 2015, a increase of $0.6 million, or 1.4% from $43.7 million in the same period in 2014.

Net sales of remanufactured locomotive power trains and multi-line products, which consist of a small volume of remanufactured steering gears, axles, and brake calipers that we sell in the United States and Europe to aftermarket customers, were $21.0 million in the three months ended September 30, 2015, an $8.2 million, or 64.1% increase from the same period in 2014 as sales from the Maval acquisition of $10.0 million offset reductions in European sales of multi-line products primarily due to foreign exchange.

Cost of goods sold

Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold was $228.3 million in the three months ended September 30, 2015 and $268.4 million in the three months ended September 30, 2014, a decrease of $40.1 million, or 14.9%. The decrease was mainly due to lower volumes with customers and $18.8 million in other costs recorded in 2014 related to our previously announced litigation settlement. As a result, cost of goods sold as a percentage of net sales decreased during the three months ended September 30, 2015 to 85.9%, from 91.9% in 2014.

Gross profit

As a result of the above changes in net sales and cost of goods sold, gross profit as a percentage of net sales increased to 14.1% for the three months ended September 30, 2015 as compared to 8.1% for the three months ended September 30, 2014.

Selling, general and administrative expenses

For the three months ended September 30, 2015, selling, general and administrative expenses, or SG&A, was $28.0 million, which represents a decrease of $7.1 million, or 20.2%, from selling, general and administrative expenses of $35.0 million for the three months ended September 30, 2014. The decrease was primarily related to reduced SG&A headcount and lower incentive compensation expense as well as lower legal and professional fees expense despite $2.9 million of expenses for outside legal and financial advisory fees associated with the BorgWarner Transaction recorded in the three months ended September 30, 2015.

Restructuring and other charges

Restructuring and other charges decreased by $1.7 million, to $0.5 million for the three months ended September 30, 2015 compared to $2.2 million for the same period in 2014. The restructuring charges in both periods related primarily to ongoing restructuring actions in our Mezokovesd, Hungary facility and other operational restructuring efforts in our North American operations. The restructuring charges in three months ended September 30, 2014 also included fixed asset impairment charges of $0.9 million.

Interest expense–net

Interest expense–net increased by $0.9 million to $5.3 million for the three months ended September 30, 2015 from $4.4 million in the same period in 2014. The increase was primarily driven by unfavorable changes in the valuation of our undesignated interest rate swap contracts of $0.9 million and $0.3 million of additional interest expense associated with borrowings on our Asset-Based Revolving Credit Facility. These increases were offset by lower interest expense of $0.3 due to lower factored receivables.

Income tax expense (benefit)

Income tax expense increased by $6.5 million to $4.0 million for the three months ended September 30, 2015 from an income tax benefit of $2.5 million for the same period in 2014. The increase was primarily driven by higher income before income taxes.

Net loss

Our net loss for the three months ended September 30, 2015 was approximately $0.4 million as compared to a net loss of $15.6 million for the three months ended September 30, 2014, for the reasons described above.

The following table presents our consolidated results of operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

Nine months ended September 30,			Increase/ (Decrease)	% Increase/ (Decrease)
(In thousands)	2015	2014

Net sales	$841,075	$900,896	$(59,821)	(6.6)%
Cost of goods sold	706,873	780,954	(74,081)	(9.5)%
Gross profit	134,202	119,942	14,260	11.9%
Selling, general, and administrative expenses	92,276	103,854	(11,578)	(11.1)%
Restructuring and other charges	929	2,605	(1,676)	(64.3)%
Operating income	40,997	13,483	27,514	204.1%
Interest expense–net	14,447	15,041	(594)	(3.9)%
Income before income taxes	26,550	(1,558)	28,108	(1,804.1)%
Income tax expense	11,296	4,064	7,232	178.0%
Net income	$15,254	$(5,622)	$20,876	(371.3)%

Net sales

Net sales decreased by $59.8 million, or 6.6%, to $841.1 million for the nine months ended September 30, 2015, from $900.9 million for the same period in 2014. The decrease in net sales was driven by decreased volume and mix of $21.7 million, excluding the impact of an expiration of a customer contract, a negative pricing impact of $7.1 million, and unfavorable foreign currency translation of $28.6 million. The net sales decrease was partially offset by a one time settlement of cores with a customer whose contract expired in January 2015. The net impact for this customer was a decrease of $25.8 million in sales period over period. In addition, we had $23.7 million in sales from Maval, which we acquired in March of 2015.

Net sales of new starters and alternators to OEMs in the nine months ended September 30, 2015 decreased in light vehicle products and commercial vehicle products. Net sales of light vehicle starters and alternators to OEMs were $263.3 million in the nine months ended September 30, 2015, a $4.7 million, or 1.8%, decrease compared to $268.0 million in the same period in 2014. These reductions are mainly driven by the end of certain North American programs and softening demand in North America and China, offset by new programs and growth in Hyundai. Net sales of commercial vehicle starters and alternators were $136.8 million in the nine months ended September 30, 2015, a $11.7 million, or 7.9%, decrease compared to $148.5 million in the same period in 2014. We also sold $8.2 million of hybrid electric motors to OEMs in the nine months ended September 30, 2015, as compared to $11.9 million in the same period in 2014.

Net sales of light vehicle rotating electrical products to aftermarket customers were $235.8 million in the nine months ended September 30, 2015, a $56.6 million, or 19.4% decrease from $292.4 million in the same period in 2014. The decrease is primarily a result of the loss of business with an aftermarket customer, a program with an aftermarket retailer and lower European sales. Net sales of starters and alternators for commercial vehicles to aftermarket customers were $133.1 million in the nine months ended September 30, 2015, a decrease of $1.3 million, or 1.0% from $134.4 million in the same period in 2014.

Net sales of remanufactured locomotive power trains and multi-line products, which consist of a small volume of remanufactured steering gears, axles, and brake calipers that we sell in the United States and Europe to aftermarket customers, were $59.4 million in the nine months ended September 30, 2015, a $22.0 million, or 58.8% increase from the same period in 2014 as sales of the Maval acquisition of $23.7 million and increased locomotive sales of $1.7 million offset reductions in European sales of multi-line products primarily due to foreign exchange.

Cost of goods sold

Cost of goods sold primarily represents materials, labor and overhead production costs associated with our products and production facilities. Cost of goods sold was $706.9 million in the nine months ended September 30, 2015 and $781.0 million in the nine months ended September 30, 2014, a decrease of $74.1 million, or 9.5%. The decrease was mainly due to lower sales volumes, excluding one time settlements of cores with customers. The core settlements in the nine months ended September 30, 2015 resulted in a 1.9% increase in margins. In addition, we also recorded $18.8 million in other costs during the nine months ended September 30, 2014 related to our previously announced litigation settlement. We recorded $0.6 million related to the step-up of finished goods inventory associated with the Maval acquisition during the nine months ended September 30, 2015, as compared to $3.5 million related to the USA Industries acquisition during the nine months ended September 30, 2014. As a result, cost of goods sold as a percentage of net sales decreased during the nine months ended September 30, 2015 to 84.0%, from 86.7% in 2014.

Gross profit

As a result of the above changes in net sales and cost of goods sold, gross profit as a percentage of net sales increased to 16.0% for the nine months ended September 30, 2015 as compared to 13.3% for the nine months ended September 30, 2014.

Selling, general and administrative expenses

For the nine months ended September 30, 2015, selling, general and administrative expenses, or SG&A, was $92.3 million, which represents a decrease of $11.6 million, or 11.1%, from selling, general and administrative expenses of $103.9 million for the nine months ended September 30, 2014. The decrease was primarily related to reduced SG&A headcount and lower incentive compensation expense as well as lower legal and professional fees expense offset by additional SG&A expenses associated with the Maval acquisition and BorgWarner Transaction.

Restructuring and other charges

Restructuring and other charges decreased by $1.7 million, to $0.9 million for the nine months ended September 30, 2015 compared to $2.6 million for the same period in 2014. The restructuring charges in both periods primarily related to ongoing restructuring actions in our Mezokovesd, Hungary facility and other operational restructuring efforts in our North American operations. The restructuring charges during the nine months ended September 30, 2014 also included fixed asset impairment charges of $0.9 million.

Interest expense–net

Interest expense–net decreased by $0.6 million to $14.4 million for the nine months ended September 30, 2015 from $15.0 million in the same period in 2014. The decrease was primarily driven by a $1.4 million decrease in interest expense associated with lower factored receivables partially offset by $0.6 million in additional interest expense on borrowings on our Asset-Based Revolving Credit Facility and unfavorable changes in the valuation of our undesignated interest rate swap contracts of $0.2 million.

Income tax expense

Income tax expense increased by $7.2 million to $11.3 million for the nine months ended September 30, 2015 from $4.1 million for the same period in 2014. The increase is primarily driven by the increase in income before taxes of $28.1 million.
Net income (loss)

Our net income for the nine months ended September 30, 2015 was $15.3 million as compared to a net loss of $5.6 million for the nine months ended September 30, 2014, for the reasons described above.

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

As of September 30, 2015, we had cash and cash equivalents on hand of $98.2 million of which $95.6 million was held by our subsidiaries outside of the U.S. Cash held by these subsidiaries is used to fund foreign operational activities and future investments. If these funds were repatriated to the U.S., we would be required to provide for U.S. federal and state income tax, foreign income tax, and foreign withholding taxes. We have not provided for such taxes as it is our intention that those funds are permanently reinvested outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Total liquidity as of September 30, 2015, including cash on hand, availability under the ABL Facility, and availability under short-term debt credit facilities, was $158.7 million.

Cash flows

The following table shows the components of our cash flows for the periods presented:

Nine months ended September 30,
(In thousands)	2015	2014

Net cash provided by (used in):
Operating activities before changes in operating assets and liabilities	$27,959	$43,300
Changes in operating assets and liabilities	12,664	(50,001)
Operating activities	40,623	(6,701)
Investing activities	(37,137)	(57,230)
Financing activities	16,106	11,817

Cash flows-Operating activities

Cash provided by operating activities was $40.6 million versus cash used in operations of $6.7 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in operating cash flows from 2014 was primarily a result of the higher net income as discussed above.

Operating cash flows were increased primarily due to the collection of $40.5 million related to a core settlement in connection with a contract expiration in the three months ended March 31, 2015. We experienced fewer expenditures on inventory replenishment of approximately $57.2 million in 2015 due to the decreased sales levels.  The reduction in sales, excluding the one time core settlement, and collection of payments from customers resulted in a decrease in cash flows from operations of $70.8 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Operating cash flows decreased by approximately $2.0 million as a result of extended vendor payment terms in 2014, as compared to our mix of purchases slightly increasing our days payable outstanding during the nine months ended September 30, 2015. Cash payments for restructuring charges were $1.5 million lower in the nine months ended September 30, 2015 due to the nature and timing of restructuring actions. Additionally, we paid $5.1 million less in payments on warranty claims in the nine months ended September 30, 2015 as compared to the payments made in the same period in 2014. We also made a $16.0 million payment in September 2014 and the final $16.0 million payment in March 2015 related to the previously announced litigation settlement.

Cash paid for interest for the nine months ended September 30, 2015 was $13.5 million as compared to $14.5 million for the nine months ended September 30, 2014, a decrease of $1.0 million. Cash payments were lower primarily due to lower accounts receivable factoring during 2015, partially offset by higher interest payments on our Asset-Based Revolving Credit Facility.

Cash paid for taxes for the nine months ended September 30, 2015 was $7.5 million, compared to $14.0 million for the nine months ended September 30, 2014, a decrease of $6.5 million. The reason for the decrease was primarily due to lower foreign cash payments as a result of lower foreign taxable income and tax credits in 2015.

Cash flows-Investing activities

Cash used in investing activities for the nine months ended September 30, 2015 was $37.1 million representing a $20.1 million decrease compared to the $57.2 million cash used in investing activities for the nine months ended September 30, 2014. During the first quarter of 2015, we completed our acquisition of Maval for $22.0 million in cash. During the first quarter of 2014, we completed our acquisition of USA Industries for approximately $40.1 million, net of cash acquired.

Cash flows-Financing activities

Cash provided by financing activities for the nine months ended September 30, 2015 was $16.1 million, compared to $11.8 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we paid $10.3 million in quarterly cash dividends to our common stockholders as compared to $9.7 million during the same period in 2014. During the second quarter of 2015, our Board of Directors increased the quarterly cash dividend per share by 10% to $0.11 per share. In addition, we repurchased $11.1 million of our common stock during the first nine months of 2015, as compared to $2.5 million during the nine months ended September 30, 2014. Repurchases in both periods included shares to satisfy tax withholding obligations of participants under our stock-based compensation programs. Also during the nine months ended September 30, 2015, we paid $9.9 million in repurchases of our common stock under our Board approved share repurchase program. In connection with the vesting of restricted stock grants during the first nine months of 2015, we also recognized an excess tax benefit of $0.1 million, compared to a $1.1 million excess tax benefit recorded in the same period in 2014. During the nine months ended September 30, 2015, we received $1.4 million from FNF as part of a working capital adjustment in accordance with the FNF Merger Agreement dated September 7, 2014.

During the nine months ended September 30, 2015, we borrowed $219.4 million and also repaid $176.1 million on our Asset-Based Revolving Credit Facility. The proceeds on the borrowings were used for general corporate working capital purposes including a $16.0 million payment related to a previously announced litigation settlement. In addition, we funded the acquisition of Maval through borrowings under the Asset-Based Revolving Credit Facility. The change in short-term debt during the nine months ended September 30, 2015 was due to borrowings and repayments on our revolving credit facilities, including the repayment of $4.9 million on our revolving credit facility in China.

Financing arrangements

Our primary financing facilities are an Asset-Based Revolving Credit Facility (the "ABL Facility") and a Term B Loan (the "Term B Loan").

Asset-Based Revolving Credit Facility

The ABL Facility bears an interest rate to a defined Base Rate plus 0.50%-1.00% per year or, at our election, at an applicable LIBOR Rate plus 1.50%-2.00% per year and is paid monthly. The ABL Facility maintains the current availability at $95.0 million, but may be increased, with the consent of lenders, by $20.0 million. The ABL Facility is secured by substantially all domestic accounts receivable and inventory. At September 30, 2015, the ABL Facility balance was $43.3 million. Based upon the collateral supporting the ABL Facility, the amount borrowed, and the outstanding letters of credit of $2.3 million, there was additional availability for borrowing of $41.3 million. We will incur an unused commitment fee of 0.375% on the unused amount of commitments under the ABL Facility. The ABL Facility expires September 5, 2018.

Term B Loan

The Term B Loan bears an interest rate consisting of LIBOR (subject to a floor of 1.25%) plus 3.00% per year with an original issue discount of $0.75 million. The Term B Loan also contains an option to increase the borrowing provided certain conditions are satisfied, including maintaining a maximum leverage ratio. The Term B Loan is secured by a first priority lien on the stock of our subsidiaries and substantially all domestic assets other than accounts receivable and inventory pledged to the ABL Facility. The outstanding principal balance of the Term B Loan was $291.8 million as of September 30, 2015. Principal payments in the amount of $0.75 million are due at the end of each calendar quarter with termination and final payment no later than March 5, 2020. The Term B Loan is subject to an excess cash calculation which may require the payment of additional principal on an annual basis. At September 30, 2015, the average borrowing rate, including the impact of the interest rate swaps, was 4.25%.

Both the ABL Facility and the Term B Loan contain various covenants and representations that are customary for transactions of this nature. We are in compliance with all covenants as of September 30, 2015. The credit agreements contain various restrictive covenants, which include, among other things: (i) a maximum leverage ratio; (ii) a minimum interest coverage ratio; (iii) mandatory prepayments upon certain asset sales and debt issuances; and (iv) limitations on the payment of dividends in excess of a specified amount. The credit agreements also include events of default customary for facilities of these types, including a cross-default provision under which the lenders may declare the loan in default if we (i) fail to make a payment when due under any debt having a principal amount greater than $5 million or (ii) breach any other covenant in any such debt as a result of which the holders of such debt are permitted to accelerate its maturity.

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

Non-U.S. borrowing arrangements

At September 30, 2015, our subsidiaries outside the U.S. also had various uncommitted credit facilities, of which $19.3 million was not utilized. We expect that these additional facilities will be drawn on from time to time for normal working capital purposes and to fund capital expenditures in support of operations and planned expansions in certain regions. See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a description of our short term debt.

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

Share Repurchase Program

On February 18, 2015, our Board of Directors approved a share repurchase program, effective February 23, 2015, under which we may repurchase up to $100.0 million of our outstanding common stock shares. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 28, 2018. During the nine months ended September 30, 2015, we paid $9.9 million in repurchases of our common stock (447,725 shares at an average purchase price of $22.18 per share, excluding commission costs). As of September 30, 2015, the amount remaining under the Board's share repurchase authorization was $90.1 million. The BorgWarner Merger Agreement entered into in connection with the BorgWarner Transaction generally prohibits us from making further repurchases of our common stock.

Contractual obligations

There were no material changes in our contractual obligations during the nine months ended September 30, 2015 from what was previously described in our Annual Report on Form 10-K for the year ended December 31, 2014 other than related to the borrowings against our ABL Facility discussed above and leases described below.

In connection with the Maval acquisition, we acquired operating leases for two facilities in Twinsburg, Ohio, which require future cash payments of $1.2 million over the remaining lease terms through 2018. In addition, we entered into a lease for our Peru, Indiana facility which requires future cash payments of $1.2 million over the remaining lease term through 2022.

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

Critical accounting policies and estimates

Our accounting policies require management to make significant estimates and assumptions using information available at the time the estimates are made. Actual amounts could differ significantly from these estimates. See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for a summary of the significant accounting policies and methods used in the preparation of our unaudited condensed consolidated financial statements. A detailed description of our significant accounting policies is included in Note 2 to our audited consolidated financial statements included in our Annual Report for Form 10-K for the year ended December 31, 2014. There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the supervision and participation of our President and Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2015. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On March 1, 2015, we completed our acquisition of Maval and are currently integrating Maval into our operations, compliance programs, and internal control processes. As permitted by SEC rules and regulations, we have excluded Maval from management's evaluation of our internal control over financial reporting as of September 30, 2015.

PART II - Other Information
Item 1. Legal Proceedings
 The information concerning the legal proceedings involving the Company contained in Note 19 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated herein by reference.

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission on March 2, 2015, other than the risk factors related to the BorgWarner Transaction as noted below:

The BorgWarner Transaction is subject to a number of conditions precedent, including the expiration of applicable waiting periods and the receipt of approvals, consents or clearances from foreign regulatory authorities, that, if not obtained or not obtained in a timely manner, could delay or prevent completion of the BorgWarner Transaction.

Completion of the BorgWarner Transaction is subject to the satisfaction or waiver of customary closing conditions. On September 22, 2015, Remy’s stockholders approved the adoption of the BorgWarner Merger Agreement. On August 12, 2015, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), with respect to the BorgWarner Transaction. Additionally, German antitrust approval for the proposed BorgWarner Transaction was received on September 7, 2015, and Austrian and Mexican antitrust approvals for the proposed BorgWarner Transaction were received on September 18, 2015. On October 13, 2015, the Korea Fair Trade Commission granted its antitrust approval for the proposed BorgWarner Transaction.

The closing of the BorgWarner Transaction remains subject to the satisfaction or waiver of customary conditions to closing set forth in the BorgWarner Merger Agreement, which include (a) the receipt of any approval required under Chinese antitrust law and the termination or expiration of any applicable waiting period thereunder, (b) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (c) each party’s compliance with its agreements and covenants contained in the BorgWarner Merger Agreement and (d) the absence of any law, ordinance, rule, regulation, order, judgment or decree being in effect that restrains or enjoins, or otherwise prohibits or makes illegal, the consummation of the BorgWarner Transaction. There can be no assurance on the satisfaction of any of these conditions.

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

If the BorgWarner Transaction is not completed for any reason, Remy may be adversely affected and would be subject to a number of risks, including the following:

•	Remy may experience negative reactions from the financial markets, including negative impacts on its stock price;

•	Remy may experience negative reactions from its stockholders, customers, suppliers, and employees; and

•	Remy will be required to pay certain costs relating to the BorgWarner Transaction, whether or not the BorgWarner Transaction is completed.

The merger agreement for the BorgWarner Transaction restricts the operation of Remy’s business.

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

The BorgWarner Transaction may impair our ability to attract and retain qualified employees.

Uncertainty over the effects of the BorgWarner Transaction may make it more difficult to attract and retain qualified employees.

The BorgWarner Transaction may divert management attention from our business.

Matters relating to the BorgWarner Transaction (including integration planning) will require substantial commitments of time and resources by Remy management, which would otherwise have been devoted to day-to-day operations and may negatively impact our business, and could otherwise disrupt our business.

The BorgWarner Transaction may interfere with our relationships with customers, suppliers and other business partners.

Uncertainty over the effects of the BorgWarner Transaction may make it more difficult to maintain relationships with existing, and enter into relationships with new, customers, suppliers, vendors, licensors, licensees and other business partners.

Pending or potential future litigation against Remy and its directors may prevent the BorgWarner Transaction from being completed within the anticipated timeframe.

After the filing and dissemination of the Definitive Proxy Statement on Schedule 14A related to the BorgWarner Transaction, Remy and its directors were named as defendants in three lawsuits filed in the United States District Court, Southern District of Indiana, Indianapolis Division on behalf of public stockholders alleging certain disclosure violations of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934. The actions seek, among other forms of relief, an order enjoining the defendants from consummating the BorgWarner Transaction on the agreed-

upon terms. As previously disclosed, Remy and the other named defendants have entered into an agreement in principle to settle each of the pending lawsuits. That agreement is subject to, among other things, court approval. There can be no assurance that the settlement will be approved or that the claims will be dismissed. Remy also could be subject to additional demands or litigation related to the BorgWarner Transaction. See Note 19 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for further information on litigation relating to the BorgWarner Transaction.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our common stock during the quarter ended September 30, 2015.

Share Repurchase Program

On February 18, 2015, our Board of Directors approved a share repurchase program, effective February 23, 2015, under which we may repurchase up to $100.0 million of our outstanding common stock shares. Purchases may be made from time to time in the open market at prevailing prices or in privately negotiated transactions through February 28, 2018. There were no share repurchases during the three months ended September 30, 2015. As of September 30, 2015, the amount remaining under the Board's share repurchase authorization was $90.068 million. The BorgWarner Merger Agreement entered into in connection with the BorgWarner Transaction generally prohibits us from making further repurchases of our common stock.

Item 6.    Exhibits

Exhibit Index

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed herewith
2.1	Agreement and Plan of Merger, dated as of July 12, 2015, among Remy International, Inc., BorgWarner Inc. and Band Merger Sub, Inc. The registrant agrees to furnish supplementally to the U.S. Securities and Exchange Commission a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.	8-K	2.1	7/13/2015
3.1	Certificate of Correction of Amended and Restated Certificate of Incorporation	10-Q	EX-3.1	5/6/2015
3.2	Restated Certificate of Incorporation	10-Q	EX-3.2	5/6/2015
3.3	Second Amended and Restated Bylaws, as currently in effect	8-K	EX-3.3	2/4/2015
*10.1	Amendment No. 1 to the Employment Agreement dated as of May 1, 2015 by and between Remy International, Inc. and Victor A. Polen effective as of July 12, 2015	10-Q	EX-10.1(b)	8/3/2015
*10.2	Amendment No. 1 to the Employment Agreement dated as of April 1, 2015 by and between Remy International, Inc. and David G. Krall effective as of July 12, 2015	10-Q	EX-10.2(b)	8/3/2015
*10.3	Amendment No. 1 to the Employment Agreement dated as of February 20, 2015 by and between Remy International, Inc. and Albert E. VanDenBergh effective as of July 12, 2015	10-Q	EX-10.3	8/3/2015
*10.4	Form of Transaction Continuity Award Letter	10-Q	EX-10.4	8/3/2015
*10.5	Form of Indemnification Agreement	8-K	10.2	7/13/2015
*10.6	Voting and Support Agreement, dated as of July 12, 2015, among H Partners Management, LLC, H Partners, LP, H Partners Capital, LLC, P H Partners Ltd., H Offshore Fund Ltd., Rehan Jaffer, BorgWarner Inc. and Remy International, Inc.	8-K	10.1	7/13/2015
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Remy International, Inc.
(Registrant)

Date: October 30, 2015	By: /s/ Albert E. VanDenBergh
Albert E. VanDenBergh
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)